Form 10QSB
period 1998-10-03
TITAN MOTORCYCLE CO OF AMERICA INC
filed 1998-11-17
CIK 1053691

FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 3, 1998
                              --------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  ---------------------

Commission file number    0-24477
                      --------------

                         TITAN MOTORCYCLE CO. OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                            86-0776876
              ------                                            ----------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

2222 West Peoria Avenue, Phoenix, Arizona                         85029
-----------------------------------------                         -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (602) 861-6977


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X      No
                         -----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Number of shares of common stock, par value $ 0.001,
                 outstanding as of November 10, 1998: 16,437,333

                         TITAN MOTORCYCLE CO. OF AMERICA

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of October 3, 1998 and December 31,
        1997...............................................................................................3

        Condensed Consolidated Statements of Operations for the three months and nine months ended October 3, 1998 and September 30, 1997, respectively..................................5

        Condensed Consolidated Statements of Cash Flow for the three months and nine months ended October 3, 1998 and September 30, 1997, respectively..................................8

       Notes to Condensed Consolidated Financial Statements...............................................10

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations              ........................................................11


PART II.  OTHER INFORMATION

Item 5.        Other Information..........................................................................23

Item 6.        Exhibits and Reports on Form 8-K...........................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                           Consolidated Balance Sheets


ASSETS

                                     October 3,      December 31,
                                        1998             1997
                                    ------------    ------------
                                    (Unaudited)

CURRENT ASSETS

   Cash                             $    565,654    $     85,468
   Accounts receivable, net            4,426,714         974,461
   Inventory                          11,113,568       6,635,917
   Prepaid expenses                    1,266,729         381,160
                                    ------------    ------------

     Total Current Assets             17,372,665       8,077,006
                                    ------------    ------------

EQUIPMENT

   Autos and trucks                      231,508         228,017
   Machinery and equipment               251,199         199,226
   Office equipment and software         339,198         211,495
   Displays                               41,534          41,534
   Leasehold improvements                 24,177          24,177
   Less: accumulated depreciation       (259,047)       (121,749)
                                    ------------    ------------

     Total Equipment                     628,569         582,700
                                    ------------    ------------

OTHER ASSETS

   Deposits                               55,063          55,063
   Trademarks                             62,371          54,288
                                    ------------    ------------

     Total Other Assets                  117,434         109,351
                                    ------------    ------------

     TOTAL ASSETS                   $ 18,118,668    $  8,769,057
                                    ============    ============

                         TITAN MOTORCYCLE CO. OF AMERICA
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    October 3,      December 31,
                                                       1998             1997
                                                   (Unaudited)
                                                   ------------    ------------
CURRENT LIABILITIES

   Accounts payable                                $  3,536,578    $  2,052,731
   Accrued expenses                                     226,849         216,657
   Note payable - bank                                6,429,793            --
   Income tax payable                                        50              50
   Deposits payable                                     144,045         100,940
                                                   ------------    ------------

     Total Current Liabilities                       10,337,315       2,370,378
                                                   ------------    ------------

LONG-TERM LIABILITIES

   Notes payable - related parties                    2,035,183       1,928,664
                                                   ------------    ------------

     Total Long-Term Liabilities                      2,035,183       1,928,664
                                                   ------------    ------------

     Total Liabilities                               12,372,498       4,299,042
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, par value $0.001; 100,000,000
    shares authorized; 16,437,333 and 16,210,666
    shares issued and outstanding, respectively          16,438          16,211
   Additional paid-in capital                         7,230,542       6,480,769
   Accumulated deficit                               (1,500,810)     (2,026,965)
                                                   ------------    ------------

     Total Stockholders' Equity                       5,746,170       4,470,015
                                                   ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 18,118,668    $  8,769,057
                                                   ============    ============

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Operations
                                   (Unaudited)


                                              For the           For the
                                            Thirty-Nine       Nine Months                 For the
                                            Weeks Ended          Ended                Three Months Ended
                                             October 3,       September 30,      October 3,      September 30,
                                               1998              1997              1998              1997
                                         ----------------   ---------------   --------------   ---------------

SALES, NET                                 $ 21,055,020      $  9,351,844      $  8,170,973      $  3,697,175

COST OF GOODS SOLD                           15,673,503         7,632,914         6,175,140         3,000,724
                                           ------------      ------------      ------------      ------------

     Gross Profit                             5,381,517         1,718,930         1,995,833           696,451
                                           ------------      ------------      ------------      ------------

OPERATING EXPENSES

   Advertising                                  202,365            62,592            69,463            32,717
   Auto and truck expense                        41,271            70,221            26,823            46,186
   Bank charges                                  17,626             1,475             2,631               464
   Contributions                                  2,196            17,038             2,196            17,038
   Depreciation expense                         137,298            60,728            50,820            25,792
   Freight and postage                          421,952           338,041           117,309           169,910
   Insurance                                    350,494           260,155           117,162            92,024
   Legal and accounting                          90,546            56,228            29,759            26,199
   Office supplies and expense                  395,188           277,698           171,849            53,346
   Printing                                      24,504            23,570             2,018             3,964
   Research and development                      87,025           114,980            32,160            60,900
   Rent                                         288,256           154,806           100,846            71,359
   Repairs and maintenance                       96,018            29,126            37,030            13,775
   Salaries and wages                         1,747,210           850,068           572,193           436,445
   Taxes and licenses                             8,757            15,416               925               631
   Telephone and utilities                      179,553           113,923            79,919            57,855
   Trade show and promotion                     490,952           373,069           214,106           123,089
                                           ------------      ------------      ------------      ------------

     Total Operating Expenses                 4,581,211         2,819,134         1,627,209         1,231,694
                                           ------------      ------------      ------------      ------------

     Income (Loss) from Operations              800,306        (1,100,204)          368,624          (535,243)
                                           ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)

   Gain (loss) on currency translation           (5,508)           15,521            (9,161)           12,426
   Other income                                   5,276            69,638               634             6,640
   Interest expense                            (264,966)          (90,656)         (144,558)          (35,506)
   Bad debt expense                              (8,953)             --              (8,953)             --
                                           ------------      ------------      ------------      ------------

     Total Other Income (Expense)          $   (274,151)     $     (5,497)     $   (162,038)     $    (16,440)
                                           ------------      ------------      ------------      ------------

                         TITAN MOTORCYCLE CO. OF AMERICA
                Consolidated Statements of Operations (Continued)
                                  ( Unaudited)


                                                 For the           For the
                                                Thirty-Nine       Nine Months                   For the
                                               Weeks Ended           Ended                 Three Months Ended
                                                October 3,       September 30,        October 3,     September 30,
                                                   1998              1997               1998             1997
                                             -----------------  ---------------   ---------------- ---------------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                                $         526,155  $    (1,105,701)  $        206,586 $      (551,683)

INCOME TAXES                                               -                -                  -               -
                                             -----------------  ---------------   ---------------- ---------------

NET INCOME (LOSS)                            $         526,155  $    (1,105,701)  $        206,586 $      (551,683)
                                             =================  ===============   ================ ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                 16,336,109       15,460,666         16,437,333      14,891,000
                                             =================  ===============   ================ ===============

NET INCOME (LOSS) PER SHARE -
 PRIMARY AND DILUTED                         $            0.03  $         (0.07)  $           0.01 $         (0.04)
                                             =================  ===============   ================ ===============

                         TITAN MOTORCYCLE CO. OF AMERICA
                 Consolidated Statements of Stockholders' Equity


                                                                                 Additional
                                                        Common Stock              Paid-in        Accumulated
                                                   Shares          Amount         Capital          Deficit
                                                -----------     -----------     -----------     -----------

Balance, December 31, 1996                       14,710,666     $    14,711     $ 2,482,289     $  (353,222)

Issuance of common stock for cash at
 $2.50 per share                                  1,000,000           1,000       2,498,980            --

Issuance of common stock for cash at
 $3.00 per share                                    500,000             500       1,499,500            --

Net loss for the year ended
 December 31, 1997                                     --              --              --        (1,673,743)
                                                -----------     -----------     -----------     -----------

Balance, December 31, 1997                       16,210,666          16,211       6,480,769      (2,026,965)

Issuance of common stock for cash at $3.00
 per share (unaudited)                              166,667             167         499,833            --

Issuance of common stock for prepaid
 advertising at $4.17 per share (unaudited)          60,000              60         249,940            --

Net income for the thirty-nine weeks ended
 October 3, 1998 (unaudited)                           --              --              --           526,155
                                                -----------     -----------     -----------     -----------

Balance, October 3,1998 (unaudited)              16,437,333     $    16,438     $ 7,230,542     $(1,500,810)
                                                ===========     ===========     ===========     ===========

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                           For the           For the
                                                          Thirty-Nine      Nine Months                 For the
                                                         Weeks Ended          Ended                Three Months Ended
                                                          October 3,      September 30,     October 3,        September 30,
                                                            1998               1997            1998               1997
                                                       ---------------   ---------------  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $   526,155      $(1,105,701)     $   206,586      $  (551,683)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation                                            137,298           60,728           50,820           25,792
    Amortization of prepaid advertising                     120,500             --             30,500             --
    Bad debt expense                                          8,953             --               --               --
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable           (3,455,758)      (1,263,650)      (1,105,369)         981,194
    (Increase) decrease in inventory                     (4,477,651)      (4,063,231)      (1,138,382)      (2,411,057)
    (Increase) decrease in other assets                    (769,600)        (315,987)        (490,334)        (170,262)
    Increase (decrease) in accounts payable               1,483,847        2,328,670          258,237        1,438,996
    Increase (decrease) in deposits payable                  43,105           71,148           92,810           (5,590)
    Increase (decrease) in accrued expenses                  10,192           72,424         (156,121)          21,399
    Increase (decrease) in accrued interest payable         106,519           90,656           12,301           35,306
                                                        -----------      -----------      -----------      -----------

      Net Cash Used in Operating Activities              (6,266,440)      (4,124,943)      (2,238,952)        (635,905)
                                                        -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                      (183,167)        (467,120)        (106,052)         (41,925)
                                                        -----------      -----------      -----------      -----------

      Net Cash Used in Investing Activities                (183,167)        (467,120)        (106,052)         (41,925)
                                                        -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on notes payable                                (650,000)            --               --               --
  Proceeds from notes payable                             7,079,793             --          2,910,658             --
  Issuance of stock                                         500,000        2,500,000             --            500,000
  New borrowings from related parties                          --          1,299,980             --               --
                                                        -----------      -----------      -----------      -----------

      Net Cash Provided by Financing Activities           6,929,793        3,799,980        2,910,658          500,000
                                                        -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                             480,186         (792,083)         565,654         (177,830)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                         85,468          836,779             --            222,526
                                                        -----------      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                              $   565,654      $    44,696      $   565,654      $    44,696
                                                        ===========      ===========      ===========      ===========

                         TITAN MOTORCYCLE CO. OF AMERICA
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                  For the      For the
                                                Thirty-Nine   Nine Months            For the
                                                Weeks Ended      Ended          Three Months Ended
                                                 October 3,  September 30,  October 3,  September 30,
                                                   1998          1997         1998           1997
                                                -----------   -----------  -----------   -----------

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for prepaid advertising     $250,000     $   --       $   --       $   --

CASH PAID FOR:

  Interest                                        $148,776     $   --       $130,030     $   --
  Income taxes                                    $   --       $   --       $   --       $   --

                         TITAN MOTORCYCLE CO. OF AMERICA
                 Notes to the Consolidated Financial Statements
                     October 3, 1998 and September 30, 1997


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 3, 1998 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended October 3, 1998 and September 30, 1997 are not necessarily indicative of the operating results for the full year.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS.
------------------------------------

Effective January 1, 1998, the Company adopted a fiscal accounting period as opposed to the calendar accounting period of prior years. The effect of this change is that all quarters are now comprised of thirteen weeks, ending Saturday at midnight instead of the last calendar day of the month. The first two fiscal months of the quarter have four weeks each and the last fiscal month has five weeks. Although this conversion results in a difference of only a few days in the accounting period for 1998, the use of fiscal month accounting is a common practice for manufacturing companies and simplifies internal inventory and accounting functions.

OPERATING  RESULTS -  Thirteen-week  period ended  October 3, 1998 compared with
--------------------------------------------------------------------------------
three-month period ended September 30, 1997
-------------------------------------------

OVERALL

Net Sales for the period in 1998 of $8.2 million were $4.5 million, or 121%, higher than net sales for the same period in 1997. The Company realized a net profit of $206,600 or $0.01 per share, in 1998 compared with a loss of $551,700 or $0.04 per share, for the same period in 1997. The Company has paid no dividends to date and currently has no plans to do so.

RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                   1998     1997   INCREASE   % CHANGE
                                 -------  -------  --------   --------
Motorcycle Units                     282      138      144     104.4%

Net Sales (in 000's):
 Motorcycles                      $7,746   $3,473   $4,273     123.0%

Motorcycle Parts and
 Accessories                      $  425   $  224   $  201      89.7%

    Total Motorcycles and Parts   $8,171   $3,697   $4,474     121.0%

The Company's business continues to consist predominantly of motorcycles at this point. A small portion of the business is in parts and accessories. The Company introduced its initial product offering in the Clothing and Accessories line in late 1997.

GROSS PROFIT

                           1998      1997  INCREASE % CHANGE
                        --------  -------- -------- --------
Gross profit (In 000's)   $1,995   $  696   $1,229      187%

In the thirteen-weeks ended October 3, 1998, gross profit increased $1,299,382, or 186.6%, as compared to the comparable period in 1997 due to the increased volume and margins. The gross profit margin was 24.9% as compared with 18.8% in 1997. The 1998 margin has been positively impacted by an average price per unit increase of 9.1% as the mix of bikes changed to reflect higher levels of customization on ordered units and more orders for high- end models. The Company has started to realize a substantial increase in its Gross Profit in 1998 as a result of significant engineering and cost reduction efforts that have been put in place during the past year as well as the increase in customization of its products. The Company has targeted a Gross Profit Margin of over 30% for its total business within the next 3-5 years.

OPERATING EXPENSES

                                  1998       1997    INCREASE      % CHANGE
                              ---------- ---------- ----------    ----------
Operating Expenses (In 000's)     $1,627     $1,232     $  395         32.1%

Total operating expense for the thirteen-weeks ended October 3, 1998 increased $395,515, or 32.1%, over the comparable period of 1997. This increase was due to a number of causes, including, but not limited to: an increase in advertising, trade shows and promotional activities to build the Company's brand name and recognition and drive higher sales levels; an increase in lease expense associated with moving into the new facility; an increase in research & development activity; and an increase in salaries and wages attributed to building both the management and support staff necessary to support a rapidly growing and significantly larger company. While the increases were substantial, both as a percentage of the prior year and in actual dollars, it was in keeping with the Company's plan to continue to invest in infrastructure and growth while becoming profitable in 1998 and the coming years. Operating expense as a percent of total revenue was 19.9% in the thirteen-week period ended October 3, 1998, down from 33.3% during the comparable period in 1997.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both 1998 and 1997 as it recorded losses during 1997 and prior years and is benefitting from tax loss carry forwards during 1998. The Company currently has a tax loss carry forward of approximately $1.5 million.

OPERATING  RESULTS - Thirty-nine week period ended October 3, 1998 compared with
--------------------------------------------------------------------------------
nine-month period ended September 30, 1997
------------------------------------------

OVERALL

Net Sales for the period in 1998 of $21.1 million were $11.7 million, or 125%, higher than net sales for the same period in 1997. The Company realized a net profit of $526,155 or $0.03 per share, in 1998 compared with a loss of $1,105,701 or $0.07 per share, for the comparable period in 1997. The Company has paid no dividends to date and currently has no plans to do so.

RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES


                                     1998        1997      INCREASE     % CHANGE
                                   --------    --------    --------     --------
Motorcycle Units                        747         355         392       110.4%

Net Sales (in 000's):
 Motorcycles                        $19,885     $ 8,954     $10,931       122.1%

Motorcycle Parts and
 Accessories                        $ 1,170     $   398     $   772       194.0%

    Total Motorcycles and Parts     $21,055     $ 9,352     $11,703       125.1%


The Company's business continues to consist predominantly of motorcycles at this point.

A small portion of the business is in parts and accessories. The Company introduced its initial product offering in the Clothing and Accessories line in late 1997. While these segments have not been material to date, the Company anticipates these segments could grow to 10-20% of total sales at some point in the future. By way of comparison, these segments represented about 20% of Harley-Davidson's total sales in 1997. While Titan does not expect to duplicate this volume, the mix of parts and accessories for Titan could approach this level on a percentage basis.

The continued growth in motorcycle shipments is due to several reasons. The continuing growth in reputation of the Company's motorcycles, and the resulting demand this has created, remains the primary growth driver. This, combined with the continuing growth in the dealership network and the Company's investment in new equipment and staff to meet the growing demand, has led to dramatic growth in shipments.

Company management continues to be gratified by the success that has been realized to date and the overwhelming acceptance of its products in the marketplace since its inception. During the last 3+ years the Company has seen growth in revenues from $625,000 in 1995 to over $13,000,000 in 1997 and now the first nine months of 1998 continues to experience the same dramatic growth, with sales of over $21,055,000 compared with $9,352,000 for the same period in 1997 (up 125%). During this same period, the dealer network has grown from 1 location in Phoenix to over 85 dealerships worldwide with over 20 applications from potential new dealers currently being evaluated by the Company. The Company is pleased with the strength of the network that includes Easyrider franchises, Harley Davidson dealers, independent dealers and Titan dealerships. The Company believes this expanding network is one key element in the continued growth of the business.

From the outset, Titan has been dedicated to building the finest production performance motorcycle available while providing the customer the ability to customize their motorcycle to a degree previously available only from low volume, custom builders. It is this focus on quality and providing the very best production motorcycle available that has created the strong reputation the Company has been able to develop so far and the foundation for continuing growth in the future.

The Company was very pleased to be able to report its first profit at the end of the first quarter of 1998 and show continued success with its second quarter and third quarter results. This profitability is due in large part to cost reduction efforts driven by engineering changes and cooperative efforts with key suppliers, as well as to focused efforts on managing SG&A expenses. As these efforts continue and as volume continues to grow, the Company anticipates continued higher levels of profit in the future.

The Company began 1997 at a production rate of 5 - 7 units per week and increased that through the year to reach 18 units per week by year-end. This rate has continued to increase with production exceeding 26 units per week in September 1998. For 1998, the Company's annual production target is to exceed

1000 units for the year. The Company plans to continue to develop its existing facilities and human resources, as well as add others as demand warrants, to meet the growing market acceptance of its products. The Company's ability to reach these production levels will depend on several factors. First and foremost will be its ability to continue to create high levels of demand in both the domestic and international markets. Once this is accomplished, the Company must be able to continue to increase efficiencies in its current facilities through engineering advances, adding facilities for both motorcycle and parts production, working with its developing supplier base, and continuing to attract production, engineering and support talent to the Company. There are no assurances that the Company will be able to accomplish all these things simultaneously or in the time frame to match sales demand. The Company could also experience delays in its growth or production as the result of supplier issues, labor shortages, or unforeseen competitive action, as well as from natural causes. These risks, if not offset, could negatively impact the Company's performance and its resulting cash flow.

GROSS PROFIT

                             1998       1997     INCREASE    % CHANGE
                           --------   --------   --------    --------
Gross profit (In 000's)     $5,382     $1,719     $3,663        213%

In the first 9 months of 1998, gross profit increased $3,662,587, or 213.1%, as compared to the same period in 1997 due to the increased volume and margins. The gross profit margin was 25.6% as compared with 18.4% in 1997. The 1998 margin has been positively impacted by an average price per unit increase of 5.5% as the mix of bikes changed to reflect higher levels of customization on ordered units and more orders for high-end models. The Company has started to realize a substantial increase in its Gross Profit in 1998 as a result of significant engineering and cost reduction efforts that have been put in place during the past 9 months as well as the increase in customization of its products. The Company has targeted a Gross Profit Margin of over 30% for its total business within the next 3-5 years.

The Company believes this Gross Margin level is possible due to several factors:

         In the first 9 months of 1998, the gross margin has increased to 25.6% from 18.4% in 1997,

         There  have  been   additional  cost  reductions  for  component  parts
         identified and in process that have not yet been reflected in the financial statements,

         Additional cost reductions of more than 5% of sales have been identified and engineering work begun with anticipated impact in 1999, and

         Large manufacturers have been able to achieve similar margins on products with lower average selling prices.

OPERATING EXPENSES

                                   1998       1997     INCREASE    % CHANGE
                                 --------   --------   --------    --------
Operating Expenses (In 000's)     $4,581     $2,819     $1,762       62.5%

Total operating expense for 1998 increased $1,762,077, or 62.5%, over the same period of 1997. This increase was due to a number of causes, including, but not limited to: an increase in advertising, trade shows and promotional activities to build the Company's brand name and recognition and drive higher sales levels; an increase in lease expense associated with moving into the new facility; an increase in research & development activity; and an increase in salaries and wages attributed to building both the management and support staff necessary to support a rapidly growing and significantly larger company. While the increases were substantial, both as a percentage of the prior year and in actual dollars, it was in keeping with the Company's plan to continue to invest in infrastructure and growth while becoming profitable in 1998 and the coming years. Operating expense as a percent of total revenue was 21.7% in the thirty-nine week period ended October 3, 1998, down from 30.2% during the comparable period in 1997.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both 1998 and 1997 as it recorded losses during 1997 and prior years and is benefitting from tax loss carry forwards during 1998. The Company currently has a tax loss carry forward of approximately $1.5 million.

WORKING CAPITAL MANAGEMENT
--------------------------

The Company supplies motorcycles to its dealers in one of two ways. First, the dealer can specify the motorcycle completely with customized paint and selected options with a lead time of 6-8 weeks, sometimes slightly longer during peak season. Alternatively, the dealer can select a completed bike from the Company's available Finished Goods inventory list for immediate shipment or one from the current production schedule that will be available inside the normal lead time window. The Company builds some inventory (up to one month's production) of finished motorcycles during the winter months that is consumed during the spring peak season. During the rest of the year the Company normally maintains a low level of finished goods inventory.

Motorcycles are typically either floored with major financial institutions by the dealer or are paid for in full prior to shipment by the Company. The Company receives payment for floored bikes within 2 weeks of shipment. During winter months the Company may provide free flooring for dealers depending on model and stock situation to help smooth shipments and keep higher levels of product available for customers. The Company provides some extended payment terms to selected dealers from time to time as an incentive to carry larger floor inventories to promote higher levels of sales.

Parts used to build the bikes are usually available with short lead times, but some parts do require up to ten weeks. Due to high quality standards and reliability of delivery, the Company sets slightly high stocking levels to assure the availability of parts to production. The Company has an ongoing program to continue to upgrade its supplier base and to bring additional parts in house for production, reducing required inventory levels as well as part costs.

The Company has built a strong network of dealers both domestically and internationally. Collectively, there are almost 85 dealers currently in place with more being added every month. There are four categories of dealers in the Company's network; independent dealers, Easyrider stores and franchises, existing Harley Davidson dealers, and Titan dealerships. In 1997, no dealer represented more than 10% of the Company's revenue and only 2 were over 5%. To date in 1998, 3 dealers with common ownership (Titan of Los Angeles, Titan of Las Vegas, and Paragon Custom dba Titan of Phoenix) represent 25% of the Company's sales. Majority ownership of these dealerships is held by principals in the Company. No other dealer represents more than 5% of sales.

As of November 13, backlog orders stood at approximately $2.5 million. The Company is presently completing more than 25 motorcycles each week. At this production volume the entire backlog can be shipped within 3 months.

DESCRIPTION OF MARKETS
----------------------

Surprisingly to some, the typical buyer of the Company's products is a male businessman or professional between 35 - 55 years of age, who has previously owned a production line motorcycle. The average age of a motorcycle owner is increasing, with the customer's median annual earnings exceeding $50,000.00. It is anticipated that the population of foreign motorcycle enthusiasts may actually increase at a greater rate near the end of the century than the domestic market.

It is generally accepted that demand for the customized V-twin motorcycle will significantly outstrip production through the end of the millennium. At present, the Company occupies a unique niche and is without any significant competitor in its capacity to produce, from the ground up, a customized high-end V-twin motorcycle on a production basis, while preserving the capacity to complete special orders. The Company does not anticipate significant competition in this sector for the next twelve to twenty-four months.

Several companies compete in the market in the below $20,000 price range, headed by Harley-Davidson who is clearly the dominant manufacturer. There is currently no indication that they intend to move into Titan's market niche, but the possibility of that happening at some time in the future cannot be discounted. There are other builders that are currently smaller than the Company in the below $20,000 price range that are starting to produce some motorcycles at higher prices. None of these builders has any significant position in the Titan's niche at this time.

Over the next three years, the Company projects it can increase its market share of V-twin motorcycles, including both production line products and custom models, from its projected 0.5% market share in 1997 to 2% by the year 2000. The Company estimates that it has a greater than 50% market share for V-twin motorcycles over $25,000 and anticipates that this market sector will also continue to increase.

ENVIRONMENTAL CONTROLS
----------------------

The Company's products meet all federal and state emission requirements and have been approved by the EPA and DOT.

The Company's manufacturing facilities also meet all federal, state and local environmental requirements. The primary area of potential discharge is the Company's paint facility, which meets all required standards. Expansion of this area would require additional capital requirements, but it is not anticipated that this would have any significant material effect on earnings or capital expenditures at this time.

IMPACT OF YEAR 2000
-------------------

The "Year 2000 Problem" exists because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results.

The Company has completed an analysis of its internal systems and the potential for issues associated with the year 2000 problem. All Company information systems already are or will be compliant before the end of 1998. The Company began in 1997 to bring on-line new systems to support both operations and financial reporting requirements as part as of building the infrastructure to support the Company's growth. As part of the conversion, the Company received assurances from its software suppliers that all systems are year 2000 compliant. To this point in time, the Company has installed modules that address inventory management, purchasing components, shop floor control and production scheduling, and receiving. The remaining modules that include order entry, shipping and invoicing, and accounting are in the conversion process now and are expected to be operational before year end 1998.

Relative to Non-IT systems, the Company is currently investigating this area for potential problems. As the Company does not have a high degree of sophisticated equipment in its production process, the Company does not anticipate any major issues or cost to remediate. Again, this analysis should be complete before year-end 1998, along with a complete plan to address any identified issues.

With regard to third party year 2000 issues, the Company has begun discussions with its supplier base (and is currently surveying them), to ascertain the potential for a negative impact on the Company's operations and what steps are being taken to ensure continuity of supply of parts and service. While the Company believes its plans are adequate to deal with the year 2000 issues internally, and will be compliant on a timely basis, there is no guarantee that all suppliers and other parties that are essential to the Company's operations will do so. The failure of any supplier to adequately address this issue in a timely manner will result in the Company looking to other suppliers to fill the need. While the Company is single sourced for many of its components, there are alternative suppliers for all required parts. The potential exists for a material negative effect on Company operations if a key supplier does not adequately address the issue in a timely manner. The Company will be working with all key suppliers throughout this time period to ensure continuity of supply.

The Company has also evaluated the risks associated with this problem and its customers through discussions with key dealers. As the ordering process from dealers is a manual one, and stocks of motorcycles on dealer's floors is a relatively low number (typically between 5 and 25 units), the Company and the dealers involved in these discussions believe that the year 2000 problem will have no material impact to either the dealers or the Company.

The Company's cost to become year 2000 compliant is minimal and not material to this point, nor expected to be in the future. As the Company had already planned its systems conversions to facilitate its growth, there were no incremental costs associated with insuring those systems were year 2000 compliant. As a result, costs of the effort are mainly focused on following up with suppliers to determine their level of compliance. These costs are imbedded in other activities and are not expected to be material (less than $50,000/year in both 1998 and 1999).

The most reasonable likely worst case Year 2000 scenario would be for a key supplier to not become compliant. If no steps were taken to address this issue, it could result in the Company's operations being shut down until the problem was resolved. As discussed above, the Company is in the process of analyzing the readiness of all its suppliers to assure continuity of supply, so the probability of such a scenario is not yet known.

As the specifics of potential problems are not yet known, a detailed contingency plan has not yet been developed. Once more information is known from the survey of vendors, a specific contingency plan for likely scenarios will be developed. The Company would anticipate this being completed by the end of the first quarter of 1999.

After identifying the likelihood of such an event, the Company would take some or all of the following steps:

         Work with the vendor to put in place a manual back-up system to assure continued supply until the vendor becomes compliant,

         Bring on line an alternate vendor with the capacity to meet 100% of the Company's supply requirements, or

         Put in place additional raw material inventory at either the vendor's location or in the Company's warehouse until continuity of supply is assured.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company used $2.24 million of cash in operating activities during the thirteen-week period ended October 3, 1998 compared with $0.64 million during the comparable period of 1997. During the thirty-nine weeks ended October 3, 1998 the Company used $6.3 million of cash in operating activities, compared with $4.1 million during the comparable period in 1997. Net income adjusted for depreciation and amortization provided $0.28 million in the thirteen-weeks ended October 3, 1998, while net losses adjusted for depreciation and amortization consumed $0.56 million during the comparable period in 1997. Net income adjusted for depreciation and amortization provided $0.79 million in the thirty-nine weeks ended October 3, 1998, while net losses adjusted for depreciation and amortization consumed $1.01 million for the comparable period in 1997.

As the Company continued to ramp production, inventories increased $1.1 million during the thirteen-week period ended October 3, 1998 and $4.5 million for the thirty-nine week period ended October 3, 1998 over the $2.4 million and $4.1 million increases in the respective comparable periods in 1997. Accounts receivable increased by $1.1 million on sales of $8.1 million for the thirteen-week period ended October 3, 1998, and $3.5 million on sales of 21.1 million for the thirty-nine week period ended October 3, 1998. In the nine-month period ended September 30, 1997, Accounts Receivable increased $1.3 million. In the three-month period ended September 30, 1997, Accounts Receivable decreased by $1.0 million as the Company entered into a manufacturer's flooring agreement with Transamerica, whereby most dealers finance their motorcycle inventory directly with Transamerica and the Company receives funds in a more timely manner. This effectively reduces the Company's outstanding receivables substantially.

The contractual agreement with Transamerica is at no cost to the Company, but provides for a repurchase obligation on the part of the Company should a Titan dealership fail to meet its financial obligation and Transamerica seizes motorcycles in new condition upon a dealer's default. The Company presently provides guarantees for flooring for two of its dealers. It is anticipated that these guarantees will be removed in first quarter of 1999. When Titan invoices a dealer using the Transamerica program, a copy of the invoice is sent to Transamerica by Titan, and Transamerica pays the Company in full within 7 to 10 calendar days. Approximately 60-65% of all sales are currently paid for through this arrangement with Transamerica. The Company recently entered into a similar agreement with Bombardier Capital. The remainder are cash sales.

Capital expenditures totaled $106,052 during the thirteen-week period ended October 3, 1998 compared with $41,925 during the comparable period in 1997. Capital expenditures for the thirty-nine week period ended October 3, 1998 were $183,167 compared to $467,120 during the comparable period in 1997. These expenditures were predominantly associated with bringing on line the new manufacturing facility.

Cash was provided through the issuance and sale of stock for $0.5 million in the thirty-nine weeks ended October 3, 1998 as compared with $2.5 million during the comparable period in 1997. Additionally, the Company had net borrowings in 1998 of $2.9 million for the thirteen-week period ended October 3, and $6.4 million for the thirty-nine week period in 1998. Net borrowings were $1.3 million in 1997. A more detailed description of cash flows can be found in the attached financial statements.

INFLATION
---------

Inflation rates have been trending upward recently after several years of low to moderate increases. Inflation will result in the escalation of costs as well as increasing operating expenses for the Company. The Company anticipates the ability to offset most of these increases through its cost reduction program and modest price increases, provided that inflation rates do not accelerate dramatically.

FOREIGN RISK FACTORS
--------------------

The primary risk to foreign sales is the state of the economy in the Company's overseas markets. This evidences itself both in the willingness of the marketplace to purchase the product and in the exchange rates for transactions which ultimately impacts the final price of the product of the Company in the dealer's country. Other risks include the relative strength of individual dealerships in their respective countries, marketing expertise of the dealer network, transportation delays associated with shipping products from Phoenix, and individual country regulatory requirements. The Company believes it has taken the necessary steps and signed up strong dealers in the countries where it is currently represented to mitigate the above risks, except for those related to country economics.
FORWARD-LOOKING STATEMENTS
--------------------------

Certain matters in the above discussion contain "forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5.      Other Information
------------------------------

LEASE AGREEMENT
---------------

The Company has finalized a new, multi-year lease agreement adding 60,000 square feet of additional floor space for manufacturing-related activities. The new lease, which provides for occupancy in January 1999, will bring the Company's total floor space to over 125,000 square feet. The lease runs for a period of five years beginning January 1, 1999. The lease calls for the building to be occupied in two phases, each representing roughly half of the total square footage. The monthly rent expense obligation is $16,698 for each phase occupied.


MANUFACTURING AGREEMENT
-----------------------

The Company has entered into an agreement with Shelby American Inc., producer of the legendary Cobra Roadster, to jointly develop a limited edition companion motorcycle to the new Series One Shelby motorcar. The unique, one-of-a-kind, custom designed, Titan- produced motorcycle will sport the latest technology high-performance parameters, with design aesthetics inspired by the new state-of-the-art Shelby Roadster. Initial production of up to 500 units of the matching serialized motorcycles will be made available beginning in the first quarter of 1999 to the purchasers of the companion limited edition Shelby Series One Roadster.


LINE OF CREDIT
--------------

The Company entered into an agreement increasing the Company's existing line of credit to a new limit of $10 million dollars from the previous limit of $5 million. This additional availability should enhance the Company's flexibility for continued growth.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

Exhibit No.      Description
-----------      -----------

10.1             Shelby American Inc. Contract
10.2             Biltmore Peoria LLC. Lease Agreement dated September 25, 1998
27               Financial Data Schedule

         (b)  Reports on Form 8-K

During the quarter ended October 3, 1998, and the period from October 4 through November 10, 1998, the Company filed no reports on Form 8-K.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TITAN MOTORCYCLE COMPANY OF AMERICA
                                                          (Registrant)

                                        By:
                                           -------------------------------------
                                           Francis S. Keery
                                           Chief Executive Officer


Dated: November 16, 1998                   By:
                                              ----------------------------------
                                           Robert P. Lobban
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Officer Duly Authorized
                                           to sign this Report)