Form 10KSB
period 1999-01-02
TITAN MOTORCYCLE CO OF AMERICA INC
filed 1999-04-05
CIK 1053691

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


             /X/Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the Fiscal Year
                              Ended January 2, 1999

                        Commission File Number: 000-24477

                              TITAN MOTORCYCLE CO.
                              --------------------
                                   OF AMERICA
                                   ----------
                 (Name of small business issuer in its charter)

           Nevada                                                 86-0776876
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

       2222 West Peoria Avenue
         Phoenix, Arizona                                           85029
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Issuer's telephone number, including area code:        (602) 861-6977
                                                    --------------------

Securities registered under Section 12(g) of the Exchange Act: common stock

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

      State issuer's revenues for its most recent fiscal year $ 27,913,025

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $31,156,527 as of March 25, 1999.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,147,333

                    Documents incorporated by reference: None

Transitional Small Business Disclosure Format.  Yes    No X
                                                   ---   ---

                                     PART I

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report on Form 10-KSB are "forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.  DESCRIPTION OF BUSINESS

The genesis of Titan Motorcycle Co. of America ("Titan") was a small retail aftermarket motorcycle shop known as Paragon Custom Cycles in Phoenix, Arizona, which was owned and operated by the Company founder, Patrick Keery. Paragon specialized in aftermarket Harley DavidsonTM customizations, repairs and upgrades, as well as the sale of a wide range of optional equipment and parts for the Harley DavidsonTM line.

Through the design talents of its founder, Paragon became known for its unique award- winning Harley DavidsonTM customizations. It was not unusual for such customizations to increase a stock vehicle's cost by 50% to 100% of the original purchase price. In the customizing process, a good deal of factory installed hardware was removed and discarded and major design restrictions improved.

Paragon evolved to designing and building custom large V-twin cylinder motorcycles from the ground up using various OEM parts. Although various configurations are used both domestically and internationally to power motorcycles; including one, two and four cylinder engines, the engine of choice in the United States for the larger displacement cruiser and touring bike classes of motorcycles is the V-twin engine. This engine design features two cylinders configured in a 45(degree) "V" shaped orientation.

By 1994, the aftermarket Harley DavidsonTM parts market had gestated to the point where all major and minor components, including engine and drive trains, required to design and build a unique custom motorcycle from inception were readily available. While quality and continuity of supply were major challenges, a well connected shop owner could secure the necessary parts and labor to build the customer's dream creation.

Paragon, under the design and engineering skills of its president, Patrick Keery, became the shop of choice for more and more customers who sought him out to have their concept bikes built.

Initially, the process was somewhat long and tedious. It was not unusual for the total elapsed time from the design concept to delivery of the finished product to be as long as six months. The selling price for such vehicles could easily reach the $40,000 to $50,000 range.

In late 1994, Patrick approached his principal financial backer (and father) with the idea of creating an integrated manufacturing company to dramatically reduce the cost of production while enhancing delivery for new and unique custom designed and manufactured V-twin cruiser motorcycle products. This approach did not require the essential rebuilding of other large V-twin production configurations. The idea was to implement this design and production concept in a disciplined "cell" manufacturing process and environment where a small team or single individual artisan would essentially build the custom motorcycle using readily available and scientifically arranged component parts. The disciplined cell manufacturing process is a production methodology whereby a complete motorcycle is built from all components by a single builder/technician, as opposed to an assembly line methodology where a team of individuals assemble a finished motorcycle by repetitive, individual processes such as when one worker puts on the wheels, another worker installs a motor, etc.

The principal suppliers of the Company, and the parts purchased from these suppliers are identified in the table on the below page.

========================================== ============================ ============================================
                VENDOR                           CITY AND STATE                        PARTS PURCHASED
------------------------------------------ ---------------------------- --------------------------------------------

------------------------------------------ ---------------------------- --------------------------------------------
S&S CYCLE                                  VIOLA, WI                                 MOTORS/MOTOR PARTS
------------------------------------------ ---------------------------- --------------------------------------------
DAYTEC                                     HESPERIA, CA                              FRAMES/SHEET METAL
------------------------------------------ ---------------------------- --------------------------------------------
CUSTOM CHROME                              MORGAN HILL, CA                               MISC. PARTS
------------------------------------------ ---------------------------- --------------------------------------------
PERFORMANCE MACHINE                        LA PALMA, CA                             WHEELS/ROTORS/BRAKES
------------------------------------------ ---------------------------- --------------------------------------------
JIMS USA                                   CAMARILLO, CA                          TRANSMISSIONS/MOTOR PARTS
------------------------------------------ ---------------------------- --------------------------------------------
DEANO'S                                    TEMPE, AZ                                    PAINTED PARTS
------------------------------------------ ---------------------------- --------------------------------------------
URSCHEL MANUFACTURING                      SCOTTSDALE, AZ                           FORWARD CONTROL/PEGS
------------------------------------------ ---------------------------- --------------------------------------------
WORKS PERFORMANCE                          CANOGA PARK, CA                                 SHOCKS
========================================== ============================ ============================================

 There are alternative sources for all items listed in the table. In some cases there might be delays in the manufacturing process while alternate suppliers gear up to meet production level requirements. In some cases these delays could be considered to be material.

Research and development activities of the Company are ongoing. In calendar years 1996 and 1997, the Company expended approximately $76,000 and $218,000 respectively in research and development. Research and development efforts were accelerated in 1998 as the Company focused its efforts on designing new models for introduction in 1999, as well as continuing to design and develop proprietary components for its current products. In the fiscal year 1998, the Company expended $301,000 in research and development.

The Company provides a three year warranty program for its motorcycles. The first six month period covers all parts and labor with regard to its motorcycle products and is provided directly by the company. In fiscal year 1998, the Company recorded a reserve for warranty expense of $65,000. The Company also provides an extended warranty for the thirty months following the initial warranty period (for a total warranty of 3 years) through a third party insurer. In March 1999, the Company extended the overall warranty to 4 years on its traditional line of bikes, while continuing to provide 3 years of coverage for the new "Phoenix by Titan" line.

The present Company was incorporated in 1994 employing the foregoing production techniques. Shortly after the incorporation, it became apparent that the Company needed additional capital to grow and that it would be advantageous to seek out and complete a merger with a publicly held company which, as a result, would provide both a public market and a new source of capital. Readily available was

Mojave Financial Services, Inc. At the time, Mojave was essentially inactive. A merger was completed in June of 1996, with Mojave Financial Services, Inc. contributing its capital; and, as the surviving entity, assuming the name Titan Motorcycle Co. of America, a Nevada corporation. Titan Motorcycle Co. of
America, the pre-merger entity, was incorporated as an Arizona successor corporation to Paragon Custom Cycles on December 12, 1994 and ceased existence pursuant to the foregoing merger and name change. The integrated Company has existed and continues since the date of merger on June 11, 1996.

All present financial statements and other disclosures concerning the Company are based upon acquisition accounting. The merger was accounted for as a recapitalization of Titan because the shareholders of Titan controlled the Company after the acquisition. There was no adjustment to the carrying value of the assets or liabilities of Titan in the exchange. The Company is the acquiring entity for legal purposes and Titan is the surviving entity for accounting purposes. In the merger, Titan assumed $8,000 of debt of Mojave.

Since the merger, Titan has traded as a public entity on a limited market basis. From the merger until December of 1998, the common stock of the Company was quoted on the NASD Electronic Bulletin Board. In December of 1998, NASD approved the Company to be listed on the NASDAQ SmallCap Market where it has been trading since then. Brokers currently making a market in the stock are Paragon Capital Corporation of Boca Rotan, Florida (1-800-521-8877); Harold, Thompson, Magid and Company of Jersey City, New Jersey (212-233-2200); Sharpe Capital Corporation of New York, NY (212-791-8700); and Alpine Securities of Salt Lake City, Utah (1-800-274-5588).

In March of 1997, the Company authorized a two-for-one (2:1) forward stock split. In April 1997, November 1997 to January 1998 and February 1998, the Company privately placed 1,000,000 shares, 500,000 shares and 166,667 shares, respectively, of its Common Stock. In January 1998, the Company agreed to issue an additional 60,000 to an industry publications company as part of an agreement whereby the Company would receive publishing and advertising services. As part of the consideration for this transaction for publishing and advertising services, the Company provided the publishing company with $125,000 of Titan motorcycles at the end of calendar year 1997.

The stock transactions referred to in the preceding paragraph raised the total number of issued and outstanding shares of the Company to 16,437,333 as of January 2, 1999. In January 1999, the Company issued 10,000 shares for the purpose of matching contributions for it's 401(k) plan for employees. In February and March 1999, the Company privately placed 700,000 shares of its Common Stock. These transactions raised the total number of issued and outstanding shares to 17,147,333 as of March 22, 1999. Of this amount, the three principal officers collectively hold approximately 54.7% of the issued and outstanding common stock, prior to exercise of existing options. Such individuals would collectively hold 55.7% of the outstanding shares, after the exercise of their current options.

         DESCRIPTION OF THE COMPANY
         --------------------------

The Company has recently expanded is manufacturing and distribution facilities at 2222 West Peoria Avenue, Phoenix, Arizona 85029. It presently occupies a leased structure having approximately 64,000 square feet of combined administrative, manufacturing, assembly and distribution space. It is currently in the process of moving into an adjacent building that will provide an additional 60,000 square feet when fully occupied. The Company has five year leases on each of these facilities with a combined lease payment of $43,484 per month in 1999 when the new facility is occupied. The company also has leased a small facility of approximately 3,000 square feet near its main facility for new product development activity. This has a monthly lease payment of $1,728.

It is reasonably anticipated that the present physical facilities should be adequate for the Company's anticipated manufacturing and distribution needs into the year 2001.

The Company believes it has developed a unique design and manufacturing process for the large displacement, customized motorcycle industry. The Company offers seven (7) custom model configurations, all of which lead the industry in power to weight ratios, ride and handling refinements, capacity for future custom configuration and general aesthetics. In addition, the Company brings a unique service to its customers by allowing the customers to specifically "predesign" the end product down to the customization of colors and finish. The completed product, in its custom design configuration and based upon one of the basic models, can be delivered within eight to ten weeks of an order. Customers not desiring individual customization can choose one of the basic custom models in standard finish and configuration and be assured of prompt delivery, usually from dealer floor stock.

Titan believes itself to be the market leader in high end customized V-twin motorcycles as evidenced by its rapidly expanding distribution network. New designs, limited edition models and the introduction of four new standard models in 1999 should insure continuing leadership in this market segment.

This custom manufacturing and service concept is made possible by the application of a small production team or single skilled artisan who is responsible for assembling each unit from component parts. This technician further continues to service his vehicle through road testing to ensure complete customer satisfaction.

The Company believes it is unique in providing this degree of customization resulting in essentially a "hand built" new vehicle at a cost and design advantage to purchasing a typical stock model V-twin, such as Harley DavidsonTM, YamahaTM, or HondaTM, and paying for customization through an individual shop. Additionally, the customer is assured of state of the art design, assembly and testing technology. For comparison purposes, the price of the basic Titan models range from the top of the line "Gecko", currently selling for $29,065, to the "Sidewinder" model at $26,515. This compares to a non-customized similar displacement stock Harley DavidsonTM at approximately $15,000 to $20,000. The Company also produces limited edition motorcycles and highly customized models that retail for prices between the base models and $50,000.

The Company introduced a new product line of motorcycles at Daytona Bike Week during the first week of March, 1999. This new line, which includes 4 models sold under the name "Phoenix by Titan," will retail for $20,000 - $21,000. Shipments are scheduled to begin early in the second quarter of 1999. This new line will serve a larger market share than the Company's traditional line and has been enthusiastically received by the dealer base.

Currently the products of the Company are being distributed through 67 domestic dealers, and 21 foreign dealers with current expansion plans underway.

         FINANCIAL INFORMATION
         ---------------------

Registrant's financial statements are included in Part II, Item 7: Financial Information.

         EMPLOYEES
         ---------

As of March 15, 1999, the Company had 193 full-time employees, of whom 170 work in engineering and manufacturing; 9 work full-time in marketing; and 14 work in staff and administration. The Company is not subject to any collective bargaining agreement. The Company anticipates adding supervisory, engineering, manufacturing, marketing and administrative staff as the Company expands its production in 1999.


         FOREIGN OPERATIONS
         ------------------

The foreign operations of the Company consist solely of sales of its products through non-U.S. dealers of the motorcycles of the Company. Foreign sales in

1997 were $1,681,613 and in 1998 were $2,027,997. Poor economic conditions in Asia and a focus on growing the domestic base slowed growth in the international markets in 1998. With new dealerships opened in Australia and Japan, and approval of the Company's products for full European Union acceptance anticipated in 1999, the Company is confident of building a strong international business base over the next few years. Titan Motorcycle GMBH (described below) has been contacted by potential dealers throughout Europe and the Company expects to add to its dealer base there in 1999. The Company anticipates that, with continued expansion in the overall number of international dealers, it will see an increase in foreign sales in 1999.

         SUBSIDIARIES OF THE COMPANY
         ---------------------------

The Company has only one subsidiary. Titan Motorcycle GmbH, Alte Hersfelder Str. 30, 36289 Friedewald, Germany is wholly owned by the Company. Titan Motorcycle GmbH was established in April 1998 to set up a marketing organization for the Company in Europe. Its function is to coordinate with and offer support to dealers and other marketing partners in Europe, to organize and participate in trade shows and develop product advertising and promotional activities for Titan and its authorized dealers, and to establish a central office in Europe to handle the Company's business affairs.

PART I, ITEM 2.   DESCRIPTION OF PROPERTY.

In March 1997, the Company began its move to the present manufacturing and distribution facilities at 2222 West Peoria Avenue, Phoenix, Arizona 85029. On August 7, 1997, the Company entered into a second lease agreement with the same landlord for the remaining space in the same building which was fully occupied in 1998. In October of 1998, the Company entered into a third lease agreement for a 60,000 square foot building on adjacent property with the Company taking possession of the first 30,000 square feet in 1999, and the remainder planned for the year 2000. Under the combined leases, the Company will occupy 2 leased facilities having approximately 124,000 square feet of combined administrative, manufacturing, assembly and distribution space. Approximately 15,800 square feet are devoted to offices with the remaining area dedicated to production and warehouse. The Company has negotiated the lease periods to coincide with commitments running through March 2004 on both premises at an aggregate rate for the two leases of $43,484 per month during 1999. The Company has maintained its former leased facility at 2002 East Indian School Road, Phoenix, Arizona on a month to month basis at the current monthly cost of $3,978. Additionally, the Company has also leased a small facility of approximately 3000 square feet near its main facility for new product development activity. This has a monthly lease payment of $1,728.

It is reasonably anticipated that the present physical facilities should be adequate for the Company's anticipated manufacturing and distribution needs into the year 2001.

ITEM 3.  LEGAL PROCEEDINGS

The Company is presently involved as a defendant in a civil action filed against it in the Superior Court (court of general jurisdiction) in and for Maricopa County, Arizona, Civil No. CV98-03681, arising out of a dispute over payment for and the adequacy of services performed by the plaintiff in completing a paint room for the Company. The amount alleged owing is the principal sum of $52,898.59. The Company disputes the claims and has filed a counterclaim. In all events, it is not believed the outcome of this litigation will have any material affect on the Company's business. The Company is not aware of any other claims or litigation of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

The stock of the Company is traded on the NASDAQ SmallCap market. As of March 15, 1999, there were more than 650 shareholders of record of the stock of the Company. As of the same date, Seventeen Million One Hundred Forty-Seven Thousand Three Hundred Thirty Three (17,147,333) shares of stock were outstanding. Actual trading volume of the stock of the Company in calendar year 1998 has been moderate. A significant portion of the stock of the Company is held by non-U.S. investors.

Provided in the following table is the price range of the Company's stock for the eight most recent quarters (adjusted to reflect the March 1997 two-for-one forward split of the stock of the Company), and as of March 25, 1999. The referenced quotations do not reflect inter-dealer prices, dealer retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                           PRICE RANGE OF COMMON STOCK
                                Transaction Price
======================================== ===================================== =====================================
Quarter & Year                           High                                  Low
---------------------------------------- ------------------------------------- -------------------------------------
1st 1997                                 7.50                                  3.31
---------------------------------------- ------------------------------------- -------------------------------------
2nd 1997                                 6.125                                 4.50
---------------------------------------- ------------------------------------- -------------------------------------
3rd 1997                                 6.875                                 5.50
---------------------------------------- ------------------------------------- -------------------------------------
4th 1997                                 6.00                                 4.50
---------------------------------------- ------------------------------------- -------------------------------------
1st 1998                                 4.63                                  3.00
---------------------------------------- ------------------------------------- -------------------------------------
2nd 1998                                 6.50                                  3.37
---------------------------------------- ------------------------------------- -------------------------------------
3rd 1998                                 5.19                                  3.025
---------------------------------------- ------------------------------------- -------------------------------------
4th 1998                                 5.125                                 4.125
======================================== ===================================== =====================================

 March 25, 1999                          bid  $3.97                             ask    $4.06

The Company has paid no dividends on common stock during its two most recent calendar years, and has no present intention to pay dividends in calendar year 1999.

Recent Sales of Unregistered Securities.

The following information does not include a discussion of employee options granted pursuant to the 1996 Incentive Stock Option Plan of the Company discussed in item 10 of part III of this report.

On February 8, 1999, the Company agreed to sell 700,000 shares of its common stock to a non-US investor for net proceeds to the Company of $1,575,000. As of the date of this report all of the consideration has not been paid for these shares. These 700,000 shares are subscribed for, but certificates are not yet issued, and as such are included in the 17,147,333 shares outstanding.

The transaction is deemed exempt from registration pursuant to the provisions of Regulation S adopted by the Securities and Exchange Commission. The Company reasonably believes, and the purchaser specifically warranted and represented to the Company, that (a) the purchaser was not a U.S. person as that term is defined under Regulation S; (b) at the time the buy order for the securities was originated, the purchaser was outside of the United States; (c) the purchaser was purchasing the securities for its own account and not on behalf of any U.S. Person; (d) the sale had not been pre-arranged with a purchaser in the United States; (e) all offers and resales of the securities would only be made in compliance with Regulation S; and (f) the sales transaction was made in compliance with all laws of the country of domicile of the purchaser, and of any political subdivision thereof, and the customary practices and documentation of such jurisdiction. The certificates representing the shares to be issued in such transaction will bear the appropriate restrictive legend, and the transfer agent of the Company has been given stop transfer instructions with regard to shares issued under any Regulation S exemption.

No commission or finders fee was paid on the referenced transaction.

ITEM 6.  Management's Discussion and Analysis.

The audited financial statements as of January 2, 1999 and for the fiscal years ended January 2, 1999, and December 31, 1997 are enclosed with this Form 10-KSB. Reference is made to the Consolidated Financial Statements filed with this Registration Statement for greater detail regarding the financial position of the Company.

Effective January 1, 1998, the Company adopted a fiscal accounting period as opposed to the calendar accounting period of prior years. The effect of this change is that all quarters are now comprised of thirteen weeks, ending Saturday at midnight instead of the last calendar day of the month. The first two fiscal months of a quarter have four weeks each and the last fiscal month has five weeks. Although this conversion results in a difference of only 2 days in the accounting period for 1998, the use of fiscal month accounting is a common practice for manufacturing companies and simplifies internal inventory and accounting functions.

The selected financial data set forth below should be read in connection with, and is limited by, the more complete information in the attached Consolidated Financial Statements and the notes thereto.

=======================   ============   ============    ============    ============    ================
                             1/2/99        12/31/97        12/31/96        12/31/95           12/31/94
-----------------------   ------------   ------------    ------------    ------------    ----------------
Revenue                   $ 27,913,025   $ 13,064,145    $  4,983,876    $    625,284    $              0
-----------------------   ------------   ------------    ------------    ------------    ----------------
Net Income (Loss)         $    237,479   ($ 1,673,743)   ($    95,496)   ($   257,513)   ($           213)
-----------------------   ------------   ------------    ------------    ------------    ----------------
Earnings (Loss) Per       $       0.01   ($      0.11)   ($      0.01)   ($      0.02)   ($          0.00)
Share1
-----------------------   ------------   ------------    ------------    ------------    ----------------
Total Assets              $ 18,420,223   $  8,769,057    $  3,318,289    $    187,244    $              0
-----------------------   ------------   ------------    ------------    ------------    ----------------
Long-Term Obligations     $  8,249,311   $  1,928,664    $    502,521    $    252,113    $              0
=======================   ============   ============    ============    ============    ================


Fiscal Year Ended January 2, 1999, Compared with Calendar Year Ended December 31, 1997

OVERALL

Net Sales for 1998 of $27.9 million were $14.8 million, or 113%, higher than net sales for 1997. The Company recorded net income of $237,479, or $0.01 per share, in 1998 compared with a loss of $1.67 million or $0.11 per share, for 1997.

 Over the past year, the Company invested in building an infrastructure that will not only enable it to continue to support its rapid growth, but also to


---------------------
1 These figures have been restated to reflect the two-for-one forward split of the stock of the Company which took effect in March 1997.

develop new models and features for its customer base. Part of this investment is in the Company's engineering capability, which is focused on developing new products and components as well as continuing to improve upon the current products and production processes. Other investments have been made in building the management team of the Company, developing marketing capabilities focused on building the Titan brand name, and upgrading computer systems to support the continued growth of the business.


RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                     1998        1997       INCREASE    % CHANGE
                                     ----        ----       --------    --------

Motorcycle Units                     1,001        500         501         100%

Net Sales (in $ 000's):
Motorcycles                         $27,286     $12,870     $14,416       112%
Motorcycle Parts and Accessories    $   627     $   194     $   443       223%
Total Motorcycles and Parts         $27,913     $13,064     $14,849       113%

As indicated in the above chart, the Company's business continues to consist primarily of motorcycles sales. A small, but rapidly growing, amount of business has been done in parts and accessories. The Company's Clothing and Accessories product line, introduced in late 1997, has been well received. While these segments have not been material as yet, the Company anticipates these segments could grow to 10 - 20% of total sales at some future date.

The increase in motorcycle shipments is due to several reasons. Chief among them is the continuing growth in reputation of the Company's motorcycles and the resulting demand this has created. This, combined with the growth in the dealership network and the Company's investment in new facilities and staff to meet the growing demand, continues to drive the dramatic growth in shipments.

Over the last 3 years, the Company has seen growth in revenues from $625,000 in 1995 to over $13,064,000 in 1997. 1998 continued to experience the same dramatic growth, with sales of $27,913,000; an increase of 113% over 1997. During this same period, the dealer network of the Company has grown from one location in Phoenix to 88 dealerships worldwide with over 28 potential new dealers currently being evaluated by the Company. The Company has developed a strong dealership network that includes Easyrider franchises, Harley DavidsonTM dealers, Bikers' Dream franchises, independent dealers and Titan dealerships. The Company believes this expanding network is one key element in the continued growth of the business.

The Company continued to invest in its engineering capability and infrastructure to allow it to increase production to meet the projected demand into the year 2000. For 1998, the Company's sales exceeded 1000 units. The Company plans to continue to develop its existing facilities and human resources, as well as add others as required, to meet the growing demand for its products. The Company anticipates continued high levels of growth for at least the next five years.

While projecting sales for the future is an inexact process at best, the Company believes that growth will continue for some of the following reasons:

            o Management believes that the overall growth of the industry is strong and has been out-pacing the basic economy for several years;

            o   As the baby boomer generation continues to age, their disposable
                income  continues  to  increase,   and  this  demographic  group
                represents the largest segment of the Company's market;

            o Since inception, the Company has been capacity constrained and demand for its product has exceeded its ability to produce on a year-to year basis;

            o The Company's dealership network is still young and continues to expand, opening new geographic markets to the Company. The dealerships also are early in the life cycle of this product, and same store sales are expected to increase as the product's reputation grows in the market place and dealership effectiveness improves;

            o The international market is still largely untapped. Management of the Company believes that the international market represents approximately 30% of Harley- Davidson'sTM motorcycle sales; and

            o The Company has new products being introduced in 1999 and others in the planning stage that should add to its product line and expand its revenue base.

The Company's ability to reach these higher production levels will depend on several factors. First and foremost will be its ability to continue to create high levels of demand in both the domestic and international markets. Once this is accomplished, the Company must be able to continue to increase efficiencies in its current facilities through engineering advances, adding facilities for both motorcycle and parts production, working with its developing supplier base, and continuing to attract production, engineering and support talent to the Company. There are no assurances the Company will be able to do all these things simultaneously or in a timely way to match sales demand. The Company could also experience delays in its growth or production as the result of supplier issues, labor shortages, or unforeseen competitive actions, as well as from natural causes. These risks, if not offset, could negatively impact on the Company's performance and it's resulting cash flow. The Company must also continue to raise appropriate levels of capital to support anticipated growth.

In 1997, the worldwide market for heavyweight motorcycles (651+cc) exceeded 500,000 units, with approximately 40% of that market in North America. This market grew at 15.7% worldwide and 14.8% domestically.2 With a market size of over one-half a million units and presently growing at a rate of about 75,000 units per year, the Company currently has a minor position in both the domestic and world-wide markets. While data is not currently available to the Company by price segment, it believes that it has a significant market share for motorcycles in the over $25,000 price segment domestically and has positioned itself well for growth in these segments in both the European and Asian markets.

GROSS PROFIT
                              1998       1997     INCREASE     % CHANGE
                              ----       ----     --------     --------
Gross Profit (In 000's)       $4,193     $433     $3,760       868%
Gross Margin %                15.0%      3.3%     11.7%

In 1998, gross profit increased $3,760,000 or 868%, as compared to 1997 due to increased volumes and margin improvement. The gross profit margin was 15.0% as compared with 3.3% in 1997. In 1997, the Company saw its cost of goods sold
(COGS) negatively impacted as a result of the first year in new facilities and costs associated with ramping-up both the new facility and new employees as the production rates grew. These "ramping up" activities consist principally of amassing the various elements necessary to rapidly increase unit production output, including:

o adding expanded floor space for manufacturing, storage and personnel offices,
o     adding staff, both hourly and salaried, throughout the organization,
o adding inventories of raw materials and work in process to support higher volume production, and
o     adding production equipment to facilitate higher unit volume output.

-----------------------------
2 Data from the Motorcycle Industry Council.

In 1998, increased costs were more than offset by an aggressive cost reduction program focused primarily on component purchase costs. The Company also saw improvement as the result of an improved mix of sales containing motorcycles with higher levels of customization. The 1998 margin has also been positively impacted by an average price per unit increase of 6.3% as the mix of bikes changed to reflect higher levels of customization on ordered units and more orders for high-end models.

The Company anticipates continuing improvement in its Gross Profit in 1999 as a result of significant engineering and cost reduction efforts, as well as the continued increase in customization of its products. This improvement will be slowed some in 1999 by the introduction of the new "Phoenix by Titan" line of motorcycles and the start-up costs associated with its introduction. Gross margins should benefit from volume purchases of components, vertical integration, manufacturing more parts in-house, and by redesigning components of its motorcycles.

OPERATING EXPENSES
                                      1998        1997      INCREASE   % CHANGE
                                      ----        ----      --------    --------
Operating Expenses (In 000's)      $  3,486    $  2,060    $  1,426     69%
Operating Expense as % of Sales       12.5%       15.8%       (3.3%)

Total operating expense for 1998 increased $1,426,000, or 69%, over 1997. This increase was due to a number of causes, including, but not limited to the following principal factors listed in descending order of importance:

o an increase in salaries and wages attributed to building both the management and support staff necessary to support a rapidly growing and significantly larger Company (43% of the increase);
o     supplies, both production and office (23% of the increase);
o a substantial increase in advertising, trade show and promotional activities to build the Company's brand name and recognition and drive higher sales levels (10% of the increase);
o     postage and shipping (9% of the increase);
o an increase in lease expense associated with moving into the new facility (4% of the increase);
o insurance, including general business, workers' compensation, and liability insurance (2% of the increase); and
o     an increase in legal and accounting expense (2% of the increase).

Each of these factors are the result of direct management action and are part of a continuing trend to expand production, marketing, facilities and product improvements. While the increases were substantial, both as a percentage of the prior year and in actual dollars, it was in keeping with the Company's plan to invest heavily in infrastructure in 1998, to set the stage for profitable growth in 1999 and the coming years. Operating expense, expressed as a percentage of total sales was significantly improved at 12.5% in 1998, compared to 15.8% in 1997.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both 1998 and 1997 as a result of losses in 1997 and use of tax loss carryforwards in 1998. The Company currently has a tax loss carry forward of approximately $1.5 million.

WORKING CAPITAL MANAGEMENT
--------------------------

The Company supplies motorcycles to its dealers in one of two ways. First, the dealer can specify the motorcycle completely with customized paint and selected options with a lead time of 6-8 weeks, sometimes slightly longer during peak season. Alternatively, the dealer can select a completed bike from the Company's available Finished Goods inventory list for immediate shipment or one from the current production schedule that will be available inside the normal lead time window. The Company builds some inventory (up to one month's production) of finished motorcycles during the winter months that is consumed during the spring/summer peak season. During the rest of the year the Company normally maintains a low level of finished goods inventory.

Motorcycles are typically either floored with major financial institutions by the dealer or are paid for in full prior to shipment by the Company. The Company receives payment for floored bikes within 2 weeks of shipment. During winter months the Company may provide free flooring for qualifying dealers depending on model and stock situation to help smooth shipments and keep higher levels of product available for customers.

Parts used to build the bikes are usually available with short lead times, but some parts do require up to ten weeks lead time. Due to high quality standards and reliability of delivery, the Company sets slightly higher stocking levels to assure the availability of parts to production. The Company has an ongoing program to continue to upgrade its supplier base and to selectively bring additional parts in house for production, reducing required inventory levels as well as part costs.

The Company has built a strong network of dealers both domestically and internationally. Collectively, there are approximately 88 dealers currently in place with more being added every month. There are 5 types of dealers in the Company's network; independent dealers, Easyrider stores and franchises, Bikers' Dream franchises, existing Harley DavidsonTM dealers, and Titan dealerships. In 1998, 3 dealers with common ownership (Titan of Los Angeles, Titan of Las Vegas, and Paragon Custom dba Titan of Phoenix) represented 22.4% of the Company's sales. In 1997, no dealer represented more than 10% of the Company's revenue and only 2 were over 5%. Majority ownership of these dealerships are held by principals in the Company. No other dealer represents more than 5% of sales.

As of March 15, 1999, backlog orders stood at approximately $1.4 million, compared with approximately $1.2 million at the same time in 1998. The Company is presently completing an average of more than 25 motorcycles each week. At this production volume the entire backlog can be shipped within 1 month, assuming the availability of customized options.

DESCRIPTION OF MARKETS
-----------------------

The  typical  buyer  of  the  Company's   products  is  a  male  businessman  or
professional between 35 and 55 years of age, who has previously owned a production line motorcycle. The average age of a motorcycle owner is increasing, with the customer's median annual earnings exceeding $70,000. It is anticipated that the population of foreign motorcycle enthusiasts may actually increase at a greater rate near the end of the century than the domestic market.

It is generally accepted that demand for the customized V-twin motorcycle will significantly outstrip production for the next several years. At present, the Company occupies a unique niche and is without any significant competitor in its capacity to produce, from the ground up, a customized high-end V-twin motorcycle on a production basis, while preserving the capacity to complete special orders. The Company does not anticipate significant competition in this sector for the next twelve to twenty-four months. Several companies compete in the market in and below the $20,000 price range, headed by Harley DavidsonTM who is clearly the dominant manufacturer. There is currently no indication that they intend to move into Titan's market niche, but the possibility of that happening at some time in the future cannot be discounted. There are other builders that are currently smaller than the Company in the below $20,000 price range that are starting to produce some motorcycles at higher prices. The Company believes that none of these builders has any significant position in the Titan's niche at this time.

Over the next three years, the Company projects it can increase its market share of V-twin motorcycles, including both production line products and custom models, from its projected 0.5% market share in 1997 to 2% by the year 2000. The Company estimates that it has a major market share for V-twin motorcycles over $25,000 and anticipates that this market sector will also continue to increase.

During the first quarter of 1999, the Company introduced its new website (www.titanmotorcycle.com). New features will be introduced to the website in several stages throughout 1999. The site will provide information to potential motorcycle customers and investors, allow customers to purchase clothing and accessories directly from the Company, and provide information on available motorcycle stock to the Company's dealers as well as other features.

ENVIRONMENTAL CONTROLS
----------------------

The Company's products meet all federal and state emission requirements, and have been approved by the federal EPA and California CARB.

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

OTHER MATTERS

IMPACT OF YEAR 2000
-------------------

The "Year 2000 Problem" exists because many existing computer programs use only two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results.

The Company has completed an analysis of its internal systems and the potential for issues associated with the Year 2000 problem. The Company began in 1997 to bring on-line new systems to support both operations and financial reporting requirements as part as of building the infrastructure to support the Company's growth. As part of the conversion, the Company received assurances from its software suppliers that all systems are Year 2000 compliant. The Company has installed software modules that address inventory management, purchasing components, shop floor control and production scheduling, receiving, order entry, shipping and invoicing, and accounting. The Company is confidant that its own internal systems are Year 2000 compliant or planned upgrades will be in place.

Relative to areas other than information systems, the Company has investigated this area for potential problems. As the Company does not have a high degree of sophisticated equipment in its production process, the risk in this area is low and the Company has not identified any areas of non-compliance in its analysis.

With regard to third party Year 2000 issues, the Company has had, and continues to have, discussions with its supplier base (and is currently completing a survey of all suppliers), to ascertain the potential for a negative impact on the Company's operations and what steps are being taken to ensure continuity of supply of parts and service. While the Company believes its plans and actions are adequate to deal with the Year 2000 issues internally, and that it will be compliant, there is no guarantee that all suppliers and other parties that are essential to the Company's operations will similarly do so. The failure of any supplier to adequately address this issue in a timely manner will result in the Company looking to other suppliers to fill the need. While the Company is single sourced for many of its components, there are alternative suppliers for all required parts. The potential exists for a material negative effect on Company operations if a key supplier does not adequately address the issue in a timely manner. The Company will be working with all key suppliers throughout this time period to ensure continuity of supply. The Company has completed reviews of approximately half of its suppliers to date with most reporting full compliance already in place or to be completed by the end of the third quarter 1999. The Company will continue to solicit information from suppliers that have not responded and follow up on those that have not completed their compliance activities.

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

The Company's cost to become Year 2000 compliant has been minimal and not material to this point, nor expected to be in the future. As the Company had already planned its systems conversions to facilitate its growth, there were no incremental costs associated with insuring those systems were Year 2000 compliant. As a result, costs of the effort are mainly focused on following up with suppliers to determine their level of compliance. These costs are imbedded in other activities and are not expected to be material (less than $50,000.00/year in both 1998 and 1999).

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

As the specifics of potential problems are not yet known, a detailed contingency plan has not yet been developed. Once more information is known from the survey of vendors, a specific contingency plan for likely scenarios will be developed. The Company would anticipate this being completed by the end of the second quarter of 1999.

After identifying the likelihood of such an event, the Company would take some or all of the following steps:

o Work with the vendor to put in place a manual back-up system to assure continued supply until the vendor becomes compliant,

o Bring on-line alternate vendors with the capacity to meet 100% of the Company's supply requirements, or

o Put in place additional raw material inventory at either the vendor's location or in the Company's warehouse, or both, until continuity of supply is assured.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $7.07 million of cash in operating activities in 1998 compared with $5.56 million in 1997. In 1998 net income adjusted for depreciation and amortization provided $405,000. In 1997 net losses adjusted for depreciation and amortization consumed $1.58 million. Inventories increased $5.4 million in 1998 over the $5 million increase in 1997, as the Company continued to ramp production as well as stockpile some finished goods in anticipation of a strong spring season. Accounts receivable increased by only $3.7 million on increased sales of $14.8 million as the Company operated under a manufacturer's flooring agreement with Transamerica Financial Corp., whereby most dealers finance their motorcycle inventory directly with Transamerica Financial Corp. and the Company receives funds in a more timely manner. The contractual agreement with Transamerica Financial Corp. is at no cost to the Company, but provides for a repurchase obligation on the part of the Company should a Titan dealership fail to meet its financial obligation and Transamerica Financial Corp. seizes motorcycles in new condition upon a dealer's default. When Titan invoices a dealer using the Transamerica Financial Corp. program, a copy of the invoice is sent to Transamerica Financial Corp. by Titan, and Transamerica Financial Corp. pays the Company in full within 7 to 10 calendar days. Approximately 60-65% of all sales are currently paid for through this arrangement with Transamerica Financial Corp. The majority of the remainder are cash sales.

Capital expenditures totaled $627,000 in 1998 compared with $621,000 in 1997. These expenditures were predominantly associated with bringing on line the new manufacturing facility.

Cash was provided through the issuance and sale of stock for $500,000 in 1998 as compared with $4 million in 1997. Additionally, the Company had net borrowings of $7.1 million in 1998 as compared with $1.4 million in 1997. A more detailed description of cash flows can be found in the attached financial statements.

INFLATION
---------

Inflation rates appear to be relatively stable after several years of low to moderate increases. Inflation will result in the escalation of costs as well as increasing operating expenses for the Company. The Company anticipates the ability to offset most if not all of these increases through its cost reduction program and/or price increases, provided that inflation rates do not accelerate dramatically.

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

                          ----------------------------
                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
Titan Motorcycle Co. of America
Phoenix, Arizona


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Titan Motorcycle Co. of America for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, stockholders' equity and cash flows. We believe that our audit of the statements of operations, stockholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of the operations and the cash flows of Titan Motorcycle Co. of America for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
March 12, 1998

Report of Independent Accountants
---------------------------------

To the Board of Directors and Stockholders of Titan Motorcycle Co. of America

In our opinion, the accompanying consolidated balance sheet, statement of operations, stockholders' equity and cash flows present fairly, in all material respects the financial position of Titan Motorcycle Co. of America at January 2, 1999 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements; assessing the accounting principles used and significant estimates made by management; and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, the Company changed its method of computing depreciation in 1998.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Phoenix, Arizona
April 2 ,1999


Titan Motorcycle Co. of America
Consolidated Balance Sheet
As of January 2, 1999
--------------------------------------------------------------------------------------------
                                                                          January 2, 1999

 Assets
Current Assets:
   Cash                                                                    $      8,398
   Accounts receivable, net of allowance for sales returns of $50,000         3,184,738
   Accounts receivable - related party                                        1,465,624
   Inventories                                                               11,838,002
   Prepaid expenses                                                             718,459
                                                                           ------------
      Total current assets                                                   17,215,221

Property and equipment, net                                                   1,082,779
Other assets                                                                     60,912
Trademarks                                                                       61,311
                                                                           ------------
      Total assets                                                         $ 18,420,223
                                                                           ============
Liabilities and Stockholders' Equity

Current Liabilities:
   Bank overdraft                                                          $     77,737
   Accounts payable                                                           3,081,992
   Accrued expenses                                                             950,562
   Current portion of note payable - related party                              599,993
                                                                           ------------
      Total current liabilities                                               4,710,284

Notes payable                                                                 8,249,311
                                                                           ------------
      Total liabilities                                                      13,559,588

Commitments and contingencies

Stockholders' Equity
   Common stock, par value $.001; 100,000,000 shares
      authorized and 16,437,333 shares issued and outstanding                    16,438
   Additional paid-in capital                                                 7,272,417
   Unearned compensation                                                        (38,741)
   Accumulated deficit                                                       (1,789,486)
                                                                           ------------
      Total stockholders' equity                                              5,460,628
                                                                           ------------
      Total liabilities and stockholders' equity                           $ 18,420,223
                                                                           ------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Titan Motorcycle Co. of America
Consolidated Statements of Operations
For the years ended January 2, 1999 and December 31, 1997
-------------------------------------------------------------------------------------------------

                                                                   January 2,       December 31,
                                                                      1999             1997
Sales, net                                                       $ 27,913,025      $ 13,064,145

Cost of goods sold                                                 23,719,621        12,630,723
                                                                 ------------      ------------

      Gross profit                                                  4,193,404           433,422
                                                                 ------------      ------------

Operating expenses:
   Selling, general and administrative                              3,184,696         1,842,521
   Research and development                                           301,184           218,206
                                                                 ------------      ------------
      Total operating expenses                                      3,485,880         2,060,727

      Income (loss) from operations                                   707,524        (1,627,305)

Other income (expense):
   Other income (expense)                                             (31,883)           79,725
   Interest expense                                                  (476,765)         (126,163)
                                                                 ------------      ------------
      Total other income (expense)                                   (508,648)          (46,438)
                                                                 ------------      ------------

Income (loss) before income taxes and cumulative
   effect of change in accounting principle                           198,876        (1,673,743)
      Income taxes                                                       --                --
                                                                 ------------      ------------
Income (loss) before cumulative
   effect of change in accounting principle                           198,876        (1,673,743)
                                                                 ------------      ------------

Cumulative effect of change in accounting principle (Note 1)           38,603              --
                                                                 ------------      ------------
      Net income                                                 $    237,479      $ (1,673,743)
                                                                 ------------      ------------

Income (loss) per common share - basic and diluted:
   Income (loss) before cumulative effect
      of change in accounting principle                          $        .01      $       (.11)
   Cumulative effect of change in accounting principle                   --                --
                                                                 ------------      ------------
   Net income (loss) per common share                            $        .01      $       (.11)
                                                                 ------------      ------------

Weighted average number of common shares and equivalents
   Basic                                                           16,416,823        15,508,839
   Diluted                                                         16,723,294        15,508,839


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Titan Motorcycle Co. Of America
Consolidated Statements of Stockholers' Equity
For the years ended January 2, 1999 and December 31, 1997
---------------------------------------------------------------------------------------------------------------------------------

                                                                          Additional
                                                     Common Stock           Paid-in     Unearned       Accumulated
                                                Shares        Amount        Capital    Compensation      Deficit         Total
                                              ----------    ----------    ----------    ----------     -----------    ----------
Balance, December 31, 1996                    14,710,666   $    14,711   $ 2,482,289          --      $  (353,222)   $ 2,143,778

Issuance of common stock for cash
   at $2.50 per share                          1,000,000         1,000     2,498,980          --             --        2,499,980

Issuance of common stock for cash
   at $3.00 per share                            500,000           500     1,499,500          --             --        1,500,000

Net loss                                            --            --            --            --       (1,673,743)    (1,673,743)
                                              ----------    ----------    ----------    ----------     -----------    ----------
Balance, December 31, 1997                    16,210,666        16,211     6,480,769          --       (2,026,965)     4,470,015

Issuance of common stock for cash
   at $3.00 per share                            166,667           167       499,833          --             --          500,000

Issuance of common stock for
   advertising services at $4.17 per share        60,000            60       249,940          --             --          250,000

Issuance of stock options                           --            --          41,875       (41,875)          --             --

Amortization of unearned compensation               --            --            --           3,134           --            3,134

Net income                                          --            --            --            --          237,479        237,479
                                              ----------    ----------    ----------    ----------     -----------    ----------
Balance, January 2, 1999                      16,437,333   $    16,438   $ 7,272,417   $   (38,741)   $(1,789,486)   $ 5,460,628
                                              ----------    ----------    ----------    ----------     -----------    ----------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Titan Motorcycle Co. of America
Consolidated Statements of Cash Flows
For the Years ended January 2, 1999 and December 31, 1997
---------------------------------------------------------------------------------------------

                                                                  January 2,     December 31,
                                                                    1999             1997
Cash flows from operating activities:
   Net (loss)                                                   $   237,479      $(1,673,743)
   Adjustments to reconcile net (loss)
      to net cash used in operating activities:
        Depreciation and amortization                               167,621           89,994
        Cumulative effect of change in accounting principle         (38,603)
        Stock compensation expense                                    3,134
   Net changes in balance sheet accounts:
        Accounts receivable                                      (3,675,901)        (234,087)
        Inventories                                              (5,314,639)      (5,013,787)
        Other assets                                                 18,908         (423,374)
        Accounts payable                                          1,029,260        1,587,530
        Accrued expenses                                            504,231          110,858
                                                                -----------      -----------
          Net cash used in operating activities                  (7,068,510)      (5,556,609)
                                                                -----------      -----------

Cash flows from investing activities:
   Purchases of property and equipment                             (626,769)        (620,844)
   Purchase of trademarks                                            (8,852)
                                                                -----------      -----------
          Net cash used in investing activities                    (635,621)        (620,844)
                                                                -----------      -----------

Cash flows from financing activities:
   Bank overdraft                                                    77,737
   Issuance of stock                                                500,000        4,000,000
   Borrowings from related parties                                     --          1,426,142
   Line of credit                                                 7,049,324
                                                                -----------      -----------
          Net cash provided by financing activities               7,627,061        5,426,142
                                                                -----------      -----------

Net decrease in cash                                                (77,070)        (751,311)

Cash and cash equivalents at beginning of year                       85,468          836,779
                                                                -----------      -----------
Cash and cash equivalents at end of year                        $     8,398      $    85,468
                                                                -----------      -----------

Supplemental cash flow information:
Cash paid for:
   Interest                                                     $   251,593      $      --
   Income taxes                                                 $      --        $      --

Non-cash Investing and Financing Activities:
   Stock issued in exchange for advertising                     $   250,000      $      --
   Inventory in exchange for advertising                        $   112,305      $   124,309


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

1.       Organization Description of Business

         Titan Motorcycle Co. of America (the "Company" or "Titan") was incorporated in the State of Arizona on December 12, 1994 and merged with Mojave Financial Services, Inc. ("Mohave") on June 11, 1996. Mohave, the surviving legal entity, was incorporated in the State of Nevada on January 10, 1995. Subsequent to the merger, Mohave changed its name to Titan. On June 11, 1996, the shareholders of the Company authorized a reverse stock split of 1-for-10 and on February 17,1997, the shareholders of the Company authorized a forward stock split of 2-for-1. All references to shares of common stock have been retroactively restated for these splits.

         The Company manufactures custom design motorcycles and sells them to authorized dealers or to the general public. The consolidated financial statements of the Company include all of the accounts and balances of its wholly owned subsidiary, Titan Motorcycle GmbH. Intercompany transactions and balances are eliminated.

2.       Summary of Significant Accounting Policies

         Fiscal Year End

         Effective January 1, 1998, the Company changed its fiscal year-end from December 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company maintains a savings account at a financial institution located in Phoenix, Arizona. The account is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances occasionally exceed that amount.

         Accounts Receivable

         Accounts receivable potentially subjects the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. Sales and accounts receivable to related parties represent a significant concentration as discussed in Note 7. Additionally, as of January 2 ,1999, two customers represented 26% of accounts receivable-trade.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         Property and Equipment

         Property and equipment are stated at cost. Effective January 1, 1998, the Company changed its method of depreciation from an accelerated to the straight-line method. The Company believes the new method more appropriately reflects the economic benefit received from these assets. The cumulative effect of this change on net income was $38,603. The effect of this change related to fiscal 1998 depreciation was a decrease of approximately $ 55,000. If this change had been made effective January 1, 1997, the effect on 1997 net income would have been immaterial.

         Depreciation is provided on depreciable assets over an estimated useful life of 5 to 7 years, while leasehold improvements are amortized by the straight-line method over the shorter of estimated useful lives or the remaining lease term. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statement of operations.

         The Company periodically assesses the recoverability of its property and equipment in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121").

         Trademarks

         Trademarks are stated at cost and amortized on a straight-line basis over a period of 40 years. The Company periodically assesses the recoverability of its trademarks in accordance with SFAS 121.

         Revenue Recognition

         The Company's revenue is derived primarily from the sale of custom-built motorcycles. Revenue is recognized upon shipment to the customer. Expert sales totaled $2,027,997 and $1,681,613 for the years ended January 2, 1999 and December 31, 1997, respectively.

         Advertising Expense

         The Company expenses advertising costs as incurred. Advertising expense for fiscal year 1998 and 1997 totaled approximately $344,656 and $114,955, respectively.

         Non-monetary Transactions

         The Company records non-monetary transactions based on the fair value of the goods and/or services exchanged.

         Income Taxes

         The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

         Newly Issued Accounting Standards

         Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130) established standards for reporting and display of comprehensive income and its components. SFAS 130 requires a separate financial statement to report the components of comprehensive income for each period reported. The Company does not currently have any components of other comprehensive income and therefore has not shown a separate statement.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassification

         Certain prior year financial statement amounts have been reclassified to conform to current year presentation.

3.       Inventories

         Inventories at January 2, 1999, consist of the following:

             Raw materials and supplies                          $  7,780,800
             Work-in-process                                        2,462,837
             Finished Good                                          1,594,365
                                                                 -------------
             Total inventories                                   $ 11,838,002
                                                                 =============

4.       Property and Equipment

         Property and equipment at January 2, 1999, consist of the following:

              Vehicles                                                                          $      234,165
              Machinery and equipment                                                                  760,847
              Displays                                                                                  42,834
              Leasehold improvements                                                                   263,237
                                                                                                --------------
                Gross property and equipment                                                         1,301,083
              Less accumulated depreciaiton and amortization                                           244,854
                                                                                                --------------
                Net property and equipment (excluding construction in process)                       1,056,229
              Construction in process                                                                   26,550
                                                                                                --------------
                Net property and equipment                                                      $    1,082,779
                                                                                                --------------

5.       Notes Payable

         At January 2, 1999, the Company has an asset based line of credit, bearing interest at Prime plus .5% (8.25% at January 2, 1999) which is due monthly. The line of credit has a $10 million maximum capacity with an outstanding balance of $7,049,324 at January 2, 1999. The principal is due April 1, 2000 if the line is not renewed. Borrowings under the Asset based line of credit are collateralized by a first priority security interest in substantially all of the Company's assets and are senior to all other borrowings. The unused line of credit bears interest at a rate of .25% per year due monthly. This financing agreement contains certain financial covenants and precludes capital expenditures in excess of $500,000 per year. During the year, the Company's capital expenditures exceeded this amount. The Company has received a waiver for this violation.

         Accrued interest on the line of credit at January 2, 1999, approximated $49,000.

         At January 2, 1999, the Company was obligated to an investment bank and stockholder, which has handled stock issues under Regulation 5 for the Company, under an unsecured note payable for $1,799,980. The current portion of the obligation at January 2, 1999 was $599,993. The obligation bears interest at 8%. Payments of principal and interest begin on January 1, 2000 with the balance being paid off evenly over three years, or as jointly agreed by the parties. The note may be converted to common stock, upon mutual agreement by both parties, at any time after January 1, 2000. The conversion price will be at a ten-percent discount to the market price on the common stock on the date of the conversion. Accrued interest on the note at January 2, 1999, approximated $278,000.



6.       Income Taxes

         The income tax rate on earnings (loss) before cumulative effect of change in accounting principle differed from the Federal statutory rate as follows:

                                                                  1998             1997
                                                           ------------------------------------
     Federal income tax rate                                     34.0%             34.0%
     State income tax rate, net of federal benefit                6.0%              6.0%
     Non-deductable expenses                                      7.6%
     Effect of valuation allowance                              (47.6%)           (40.0%)
                                                           ====================================
     Effective income tax rate                                      0%                0%

                                                           ====================================

         The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and tax reporting give rise to the deferred income assets and liabilities. Management believes it more likely than not that the Company will not realize its tax assets, and as such, a full valuation allowance is recorded. Deferred income tax asset (liabilities) at January 2, 1999, consist of the following:

     Current:
         Allowance for bad debts and sales returns              $ 30,160
               Inventories                                        25,941
                                                             ---------------
                                                                  56,101

           Long-term
               Property and equipment                            (39,748)
               Net operating loss carryforwards                  617,372
               Other                                              96,799
                                                             ---------------
                                                                 731,524
           Valuation Allowance                                  (731,524)
                                                             ===============
                                                                     -
           Net deferred tax asset                            ===============

         As of January 2, 1999, the Company has federal and state net operating loss carryforwards of approximately $1,545,930. The federal net operating loss carryforwards expire in 2011, while the state net operating loss carryforwards expire in 2002.

7.       Related Party Transactions and Balances

         The Company has transactions in the normal course of business with affiliated dealerships that are partially owned by majority shareholders of the Company. In 1998 and 1997, sales to these affiliated dealerships were $6,260,963 and $638,290, respectively. At January 2, 1999, accounts receivable from these affiliated dealerships were $1,465,624.

8.       Commitments and Contingencies

         The Company leases its office, manufacturing and warehouse space. Total rent expense for 1998 and 1997 was $387,201 and $230,824, respectively. Future minimum lease payments required under the operating lease agreements are as follows:

        1999                                               $       585,499
        2000                                                       560,192
        2001                                                       581,646
        2002                                                       422,938
        2003 and thereafter                                        398,010


         The Company provides a limited warranty on its motorcycles. The warranty period is thirty-six months. The Company bears the costs of warranty work for the first six months. The remaining warranty period is covered by a warranty insurance policy that is purchased, by the Company, from an insurance carrier. The Company has experienced only minimal costs associated with warranty work.

         The majority of the Company's customers finance their purchases from the Company using a third party wholesale financing company. The Company and the financing company have entered into an agreement whereby, if one of the Company's customers defaults on its obligation to the finance company and the finance company repossesses the motorcycle, and the motorcycle is in "like-new" condition, then the Company is obligated to repurchase the motorcycle. To date, the Company has experienced only de minimus repurchases under this agreement. In certain situations, the finance company will only grant credit to customers if the Company guarantees the collection of the finance company's receivable. At January 2, 1999, amounts subject to this guarantee total approximately 570,000.

9.       Employee Benefit Plan

         On January 1, 1999, the Company established a 401(k) Profit Sharing Plan for all employees of the Company that have completed six months of service and are 21 years of age. The Company provides a discretionary match of the employee contributions. There was no match in fiscal 1998.


10.      Stock Options and Awards

         The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) and follows Accounting Principle Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for options issued to employees. During 1998, the Company recognized $3,184 in compensation costs related to stock option grants.

         The Titan Motorcycle Co. of America Stock Option and Incentive Plan (the "Plan"), provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents and performance shares.

         A  summary  of  the  Company's   stock  option   activity  and  related
information is as follows:

                                                             1998                                 1997
                                                             ----                                 ----
                                                                     Weighted                            Weighted
                                                    Shares            Average             Shares          Average
                                                 Under Option        Exercise          Under Option      Exercise
                                                                       Price                                Price
                                             ------------------------------------------------------------------------
     Beginning balance outstanding                        422,000           $2.50               362,000        $2.50
     Granted                                              618,000           $2.91                60,000        $3.00
     Exercised                                                  -                                     -
     Cancelled                                            115,000           $3.17                     -
                                             ---------------------
                                                                                    --------------------
     Ending balance outstanding                           925,000           $2.69               422,000        $2.57
                                             ---------------------                  --------------------

     Exercisable at end of year                           280,667           $2.54               250,000        $2.50
                                             =====================
                                                                                    ====================
     Shares available for future grants
                                                        5,075,000                             5,578,000
                                             =====================                  ====================


         The  following  table  summarizes  additional   information  about  the
Company's stock options outstanding as of January 2, 1999:

                                      Options Outstanding                Options Exercisable
                                      -------------------                -------------------
                                                           Weighted
                                              Weighted      Average                      Weighted
                                 Shares       Average      Remaining       Shares         Average
                                 Under        Exercise    Contractual       Under        Exercise
                                 Option        Price         Life          Option         Price
                           ------------------------------------------------------------------------
Range of exercise price:
    $2.50 - $3.00                830,000        $2.54      8.8 years        280,667          $2.54
    $4.00                         95,000        $4.00      9.8 years            -              -
                           ------------------------------------------------------------------------
                                 925,000        $2.69      8.9 years        280,667          $2.54

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plan under the fair value based method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, risk free interest rate of 5.84%, no common dividend, volatility factor of 55%, and an expected average life of the option of five years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information for 1998 and 1997 follows:

                                                        1998           1997
                                                  -----------------------------
                  Net income (loss)                $   237,479    $(1,673,743)
                  Pro forma compensation expense       320,098        237,798
                  Pro forma net income (loss)      $   (82,619)    (1,911,541)

         Had the Company elected to adopt the recognition provisions of SFAS No. 123, net income and net loss per share would have been reduced by $.01 for 1998 and 1997, respectively.

11.      Fair Value of Financial Instruments

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at January 2, 1999. The fair value of the financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidated sale.

                                                  Carrying              Fair
                                                   Value                Value
                                              ----------------------------------
           Liabilities
               Line of credit                 $   7,049,324        $   7,049,324
               Unsecured note payable         $   1,799,980        $   1,553,301

         The interest rate on the line of credit is variable, and therefore, the carrying value approximates fair value. The fair value of the unsecured note payable was calculated using a dicounted cash flow approach. It was assumed that the conversion feature would not be exercised. The discount rate used was 12%

12.      Earnings Per Share

         In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                              1998                                             1997
                                         ---------------------------------------------   -------------------------------------------
                                             Income          Shares       Per Share          Income           Shares       Per Share
                                          (Numerator)    (Denominator)      Amount         (Numerator)    (Denominator)     Amount
                                         ---------------------------------------------   -------------------------------------------
Basic EPS
Income before cumulative effect of
change in accounting principle, net
of tax                                    $   198,876      16,416,823     $   0.01    $   (1,673,743)      15,508,218     $  (0.11)
Income applicable to cumulative
effect of change in accounting
principle                                      38,603            --       $    --               --               --       $    --
Net income (loss) available to common
shareholders                              $   237,479            --       $   0.01    $   (1,673,743)      15,508,218     $  (0.11)
Effects of Dilutive Securities
Common stock options                             --           306,471     $    --               --               --       $    --
Diluted EPS
Net income (loss) available to common
shareholders                              $   237,479      16,723,294     $   0.01    $   (1,673,743)      15,508,218     $  (0.11)

The dilutive effect of stock options is not included in the 1997 calculation of diluted earnings per share as its inclusion would be anti-dilutive.

13.      Subsequent Events

         On February 8, 1999, the Company agreed to sell 700,000 shares of its common stock to a non-US investor for net proceeds to the Company of $1,575,000. These shares have not been registered under the Securities Act of 1933 as afforded by Regulation S as promulgated by the Securities and Exchange Commission. The Company intends to use the proceeds from the Offering to fund operations.

         In February 23, 1999, the Company issued 10,000 shares of common stock as a matching contribution for its 401(k) plan. Compensation expense of $ 41,400 was recognized on the transaction.

ITEM 8. Changes and Disagreements With Accountants on Accounting and Financial Disclosures.

Effective December 28, 1998 the registrant dismissed Jones, Jensen & Company (herein referred to as the "former accountants") as the independent accountants who are engaged to audit the registrant's financial statements. This decision to change accountants was not based upon any disagreement with the former accountants.

The former accountants' report on the financial statements of the registrant for either of the past two years has not contained an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the registrant's two most recent fiscal years, and any subsequent interim period preceding the dismissal of the former accountants, there have been no disagreements with the former accountants on any matter of accounting principles or practices, or financial statement disclosure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make references to the subject matter of the disagreements in connection with their report.

Further, during the registrant's two most recent fiscal years, and any subsequent interim period preceding the dismissal of the former accountants, the former accountants have not advised the registrant (a) that the internal controls necessary for the registrant to develop reliable financial statements do not exist; (b) that information has come to the accountants' attention that has led them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management; (c) or the need to expand significantly the scope of their audit; (d) that information has come to the former accountants' attention that, if further investigated, may materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent them from rendering an unqualified audit report on those financial statements), or cause them to be unwilling to rely on management's representations or be associated with the registrant's financial statements; or (e) that information has come to the former accountants'
attention that they have concluded materially impacts the fairness or reliability of either, (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the former accountants' satisfaction, would prevent them from rendering an unqualified audit report on those financial statements).

The  registrant  engaged  as  its  new  independent  accountants,  the  firm  of
PricewaterhouseCoopers   LLP.  The   effective   date  of  the   engagement   of
PricewaterhouseCoopers LLP was December 22, 1998.

ITEM 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

Each Director and the CFO of the Company have notified the Company that they were not required to file a Form 5 report for fiscal year 1998 because they experienced no change in fiscal year 1998 in their stock ownership interest from the time that they were obligated to file their Form 3 reports after the effective date of the Company's Form 10-SB registration statement. Each of such individuals had a single failure to timely file their initial Form 3 report, which is defined as a known failure to file. All other reports required under
Section 16(a) have been timely filed.

The directors and executive officers of the Company are as follows:

================================== ======== ==================================== ===================================
              Name                   Age              Positions Held                     Period of Service
---------------------------------- -------- ------------------------------------ -----------------------------------
Francis S. Keery                   56       Chairman of the Board and CEO        Since December 1994
---------------------------------- -------- ------------------------------------ -----------------------------------
Patrick Keery                      29       President and Director               Since December 1994
---------------------------------- -------- ------------------------------------ -----------------------------------
Barbara S. Keery                   56       Vice President, Secretary and        Since December 1994
                                            Director
---------------------------------- -------- ------------------------------------ -----------------------------------
Harry H. Birkenruth                67       Director                             Since August 1998
---------------------------------- -------- ------------------------------------ -----------------------------------
H.B. Tony Turner                   62       Director                             Since August 1998
---------------------------------- -------- ------------------------------------ -----------------------------------
Robert P. Lobban                   44       Chief Financial Officer              Since November 1997
================================== ======== ==================================== ===================================

The Board of Directors of the Company held eleven meetings in calendar year 1998 and one meeting to date in calendar year 1999. All directors were present at these meetings.

Each of the members of the Board of Directors of the Company serve for a one year term, or until their successors are elected. Mr. Birkenruth and Mr. Turner have accepted appointments to serve as the only members of the audit and compensation committees of Titan's Board of Directors. The standing audit and compensation committees were established in the latter half of the fiscal year 1998, and held no formal meetings in that year. These committees have met one time thus far in fiscal year 1999. The compensation committee has been charged with the responsibility of evaluating and establishing compensation for the management of the Company. The audit committee has been charged with the responsibility of communicating with the auditors of the Company, and evaluating the accounting controls, functions and systems of the company. The audit committee also evaluated the corporate opportunities referred to below in the Related Transactions section of this Proxy Statement.

None of the directors, officers or 5% owners of the stock of the Company is involved in any significant legal proceedings adverse to the Company.

The key members of Titan's management team are introduced below.

Frank (Francis S.) Keery - Chairman and CEO
-------------------------------------------

Frank Keery, age 56, currently resides with his wife, Barbara Keery, in Phoenix, Arizona.

Mr. Frank Keery received a B.S. degree in Electrical Engineering from the University of Detroit in 1966 and an MBA degree from Western New England University in 1969.

Subsequent to completion of his formal education, Mr. Frank Keery has held various management and administrative positions. For 17 years Mr. Keery worked with Rogers Corporation, an AMEX listed corporation, involved in the manufacture and marketing of specialty materials, components and systems to the automotive and electronics markets internationally. In this capacity he served variously as an executive in charge of new division startups, manufacturing management, operation "turnarounds", and international sales from approximately 1969 to 1986. Most of these assignments carried full profit and loss responsibilities of independent units.

From 1986 to 1994, Mr. Frank Keery was primarily employed in multiple positions as an outside and in-house business consultant. In 1989 to 1991 he was the CEO for Swanson Manufacturing, Inc.

For the three-year period ending in August 1994, Frank Keery was CEO of the Company Store, a privately held mail order company with annual sales of approximately Eighty Million Dollars ($80,000,000.00).

From August 1994 to the present, Mr. Keery has been chairman of Paragon Custom Cycles, which later became Titan Motorcycle of America. In this capacity he has used his management and marketing experience as the chairman of the board and CEO.

Patrick Keery - President/Director
----------------------------------

Patrick Keery, age 30, resides in Scottsdale, Arizona. He is the son of Frank and Barbara Keery, who also serve as directors of the Company.

Mr. Keery has been President of Titan since inception, and owned and operated its predecessor entity, Paragon Custom Cycles. Mr. Patrick Keery brings unique skills in the assembly, design and engineering of custom built motorcycles.

Mr. Patrick Keery is a 1992 graduate of Arizona State University where he obtained a B.S. degree in finance.

Since 1993, Mr. Keery operated and was the owner and manager of Paragon Custom Cycles doing custom design, assembly and rebuilding of essentially large displacement motorcycles until he became the President of the reorganized Company in December of 1995.

During the period of 1992 to 1993, Mr. Patrick Keery worked as a financial analyst for the George S. May International Co., a consulting firm specializing in providing services to small to medium capital companies.

Mr. Keery is heavily involved in developing the Company's dealer network and overseeing the sales and marketing efforts. He continues to play a lead role in motorcycle styling and product development.

Barbara Keery - Vice President/Secretary/Director
-------------------------------------------------

Barbara Keery, age 56, currently resides with her husband, Frank Keery, in Phoenix, Arizona.

Barbara S. Keery received her Masters Degree in Business Education from the University of Connecticut in 1970 and her Bachelors Degree in Business Education from the State University of New York at Albany. From 1964 through 1969 she taught high school administration business courses in South Windsor, Connecticut and Oak Park, Michigan. As a licensed real estate agent, she served on the chairman's board of Russ Lyon Realty and was a member of the Scottsdale Million Dollar Club in 1987 and 1988.

From its inception in 1996, Mrs. Keery has served as the corporate secretary and Vice-President for the Company. In 1997, a new product line was created for exclusive Titan clothing and accessories which is administered by Mrs. Keery.

Harry H. Birkenruth - Director
------------------------------

Harry H. Birkenruth, age 67, resides with his wife in Storrs, Connecticut.

Mr. Birkenruth graduated with high honors from the City College of New York in 1953. In 1957 he graduated with distinction from the Harvard Graduate School of

Business Administration. In 1960 Mr. Birkenruth joined Rogers Corporation and became its Chief Financial Officer in 1967 and served as its Senior Vice President Polymer Products in 1986. Rogers Corporation is engaged in the sale of materials and components to the electronics and automotive industries with its principal place of business in Rogers, Connecticut.

Beginning in 1990, Mr. Birkenruth served as Executive Vice President of Rogers Corporation and in April 1992 became its President and Chief Executive Officer until March 31, 1997, when he became Chairman of the Board of Directors of the company. On June 30, 1998, Mr. Birkenruth retired as Chairman of Rogers Corporation and continues to serve as a director and consultant to the company.

For the past two years,  Mr.  Birkenruth has also served as the Vice Chairman of
the  Board  of  Directors  of  Instrument   Manufacturing   Company,  a  company
specializing in electrical cable diagnostic instruments.

Mr. Birkenruth has previously served as a member of the Executive Committee and Board of Directors of the Connecticut Business and Industry Association; a member of the Board of Overseers of the University of Connecticut's School of Business; as a Trustee of the Connecticut Policy and Economic Counsel; and has served several terms as a member of the Board of Trustees and as an incorporator of the Windham Community Memorial Hospital.

H. B. Tony Turner - Director
----------------------------

Tony Turner, age 62, resides in Paradise Valley, Arizona.

Mr. Turner graduated in 1958 with a Bachelors degree from Duke University. In 1962 he graduated from the Harvard Graduate School of Business Administration.

Subsequent to his graduation from graduate school, Mr. Turner has engaged in a broad variety of work experiences including as Chairman, President and CEO of Ardshield, Inc., a leveraged buy-out and investment banking firm (1980-1992); Executive Vice President and Director of Investment Banking for Shearson Haden Stone (1978-1980); Vice President in the leveraged buy-out department of Oppenheimer & Co. (1976-1978); Vice President Finance and Chief Administrative Officer of N-REN Corp., a privately held fertilizer company; Assistant Secretary for Administration of the U.S. Department of Commerce (1973-1975); First Vice President and Director of Mitchum, Jones & Templeton, a regional investment banking company (1967-1973); Treasurer and Director of Corporate Planning of Star-Kist Foods, Inc., a subsidiary of H.J. Heinz (1964-1967); and Controller of a financial corporation of Arizona where he served as the Chief Accounting Officer of a financial holding company.

Robert P. Lobban - Chief Financial Officer
------------------------------------------

Mr. Robert P. Lobban, age 44, currently resides in Gilbert, Arizona with his wife Susan.

Mr. Lobban holds a Masters of Business Administration Degree (M.B.A.) from Harvard Graduate School of Business which he obtained in 1981. Mr. Lobban earlier obtained a B.S. degree in Industrial Engineering from Northeastern University in 1977. He graduated first in his class and was a Magna Cum Laude graduate.

During the period of his formal education, Mr. Lobban obtained considerable practical experience in working in full-time positions as an engineer, analyst and supervisor with such companies as Digital Equipment Corporation, Texas Instruments, New England Medical Center Hospitals and the Phillips Manufacturing Company. From 1981 through 1982, he worked as a Controller with the Fiberloys Division of the Rogers Corporation. From 1982 to 1984 he was the Controller for the Flexible Interconnections Division of Rogers Corporation in Chandler, Arizona and was promoted to Administrative Manager with that division from 1984 through 1987. From 1987 through 1988 he worked for Pacific Biosystems, Inc., a start-up company involved in the medical equipment industry as its Vice President and Chief Financial Officer.

In 1988, he joined Gemini Consulting as a Consultant and was promoted through several positions to the level of Principal. In these positions, Mr. Lobban was responsible for leading large teams in multi-million dollar projects to improve the financial performance of over 30 companies, most in the Fortune 500. Gemini Consulting of Morristown, New Jersey is an international business consulting firm. In 1995, he joined the George Group of Dallas, Texas as a Director and then Vice-President, where he was responsible for managing multiple client engagements in turnaround/major improvement situations.

During 1997 he became associated full-time with the Company and provides valuable service as its Chief Financial Officer supervising general accounting, finance, investor relations, information systems, and human resources as well as its procurement and materials management functions. He is also charged with leading the Company's cost reduction efforts.

ITEM 10. Executive Compensation.

The table set forth below contains information about the remuneration received and accrued during the last three fiscal years from the Company and its subsidiaries by the CEO of the Company. None of the employees of the Company have received salary and bonuses of $100,000 or more in any calendar year.

=========================== ============= ================= ================= ====================== ==================
Name and                    Year          Salary ($)        Bonus ($)         Other                  Securities
Principal                                                                     Annual                 Underlying
Position                                                                      Compensation           Options or
                                                                              ($)                    SARs (#)
--------------------------- ------------- ----------------- ----------------- ---------------------- ------------------
Frank Keery                 1998          75,577            1,442             7,907                  75,000
Chairman/CEO                1997          61,154            1,154             6,942                  0
                            1996          60,000            0                                        150,000
=========================== ============= ================= ================= ====================== ==================

In December 1996, the Board of Directors of the Company adopted the Titan Motorcycle Co. of America Stock Option and Incentive Plan (the "Plan"). Under the Plan, Incentive Stock Options ("ISOs"), Non-qualified Stock Options, Stock Appreciation Rights ("SARs"), Restricted Stock, Dividend Equivalents and Performance Shares may be awarded to key employees of Titan Motorcycle Co. of America and its subsidiaries.

A committee consisting of at least two Board members is authorized to administer the Plan and is authorized to select from among eligible employees those persons who will receive awards, to select the appropriate form of awards and to determine the terms and conditions of such awards. After taking into consideration the March 1997 two-for-one forward split of the stock of the Company, the aggregate number of shares of stock subject to awards under the Plan may not exceed 6,000,000.

The committee may make awards of ISOs, Non-qualified Stock Options, SARs, Restricted Stock, Dividend Equivalents and Performance Shares, or any combination of the foregoing, to officers and other key employees of the Company and its subsidiaries. For purposes of the Plan, the "key employees" are those employees who, in the opinion of the Committee, are mainly responsible for the continued growth, development and financial success of the Company. The committee is not required to make awards to every individual who is an officer or key employee, but it may not make any award to any individual who is not an officer or key employee.

An ISO is a stock option that satisfies certain technical requirements specified in Section 422 of the Internal Revenue Code (the "Code"). Under the Code, ISOs may only be granted to employees. In order for an option to qualify as an ISO, the price specified in the option must equal the fair market value of the stock at the date of the grant, and the option must lapse no later than 10 years from the date of the grant. As a general rule, the stock subject to ISOs which are first exercisable by an employee in any calendar year may not have a value of more than $100,000 as of the date of grant. Certain other requirements must also be met.

A Non-qualified Stock Option is any stock option other than an ISO. These options are referred to as "non-qualified" because they do not meet the requirements of, and are not eligible for the favorable tax treatment provided by Section 422 of the Code. Subject to applicable federal and state securities laws, non-qualified options can be subject to such terms and conditions as the committee determines in its discretion. Thus, for example, a Non-qualified Stock Option could be granted which has an exercise price which is less than the stock's fair market value on the date of grant.

A Stock Appreciation Right ("SAR") is the right granted to an employee to receive the appreciation in the value of a share of Company stock over a certain period of time. Under the Plan, the Company may pay that amount in cash or in Company stock or in a combination of both. SARs are often issued in conjunction with a grant of stock options to give the employee the cash necessary to exercise the option and/or pay the tax attributable to the exercise of the option (in the case of a Non-qualified Stock Option). Although SARs can be exercised independently of an option, in such cases, the underlying option lapses to the extent the SARs are exercised.

The Plan also authorizes the committee to award Restricted Stock to employees. Under the Restricted Stock feature of the Plan, the employee is granted a specified number of shares of the Company's stock. However, his ownership with respect to such stock is subject to certain restrictions, and if the employee violates any of the restrictions during the period specified by the Committee, he forfeits his stock. The committee may, in its discretion, impose any restrictions on an employee's Restricted Stock Award. It may not, however, require the employee to make any payment for the Restricted Stock.

The Plan authorizes the committee to grant dividend equivalents in connection with options. Dividend equivalents are rights to receive additional shares of Company stock at the time of exercise of the option to which such dividend equivalents apply. Dividend equivalents are always issued in connection with an option, however, they can be issued at the time the option is granted or after the option is granted.

Under the Plan, the committee may grant performance share units to an employee which are to be credited to a performance share account maintained for the employee. Each performance share unit is deemed to be the equivalent of one share of Company stock. An award of performance shares does not entitle an employee to any ownership, dividend, voting, or other rights of a shareholder until distribution is made in the form of shares of stock. No employee may receive as performance shares units more than 30 percent of the aggregate number of shares that can be awarded under the Plan.

As of March 15, 1999, the Company has granted ISOs and Non-qualified Stock Options for an aggregate of 980,000 shares of stock. No grants have been made of any of the other categories of awards available under the Plan.

Stock options awarded in fiscal year 1998 to Directors and Officers under the Plan of the Company are as follows:


======================== ================= =============== ================== ============== =================
         Name               Number of       Date Awarded      % of Total       Exercise or   Expiration Date
                            Securities                       Options/SARs      Base Price
                            Underlying                        Granted to         ($/Sh)
                           Options/SARs                      Employees in
                           Granted (#)                        Fiscal Year
------------------------ ----------------- --------------- ------------------ -------------- -----------------
Frank Keery              75,000            1/28/98         12.9%              $3.00          1/28/08
------------------------ ----------------- --------------- ------------------ -------------- -----------------
Patrick Keery            50,000            1/28/98           8.6%             $3.00          1/28/08
------------------------ ----------------- --------------- ------------------ -------------- -----------------
Barbara Keery            50,000            1/28/98           8.6%             $3.00          1/28/08
------------------------ ----------------- --------------- ------------------ -------------- -----------------
Robert Lobban            90,000            1/28/98         15.4%              $3.00          1/28/08
======================== ================= =============== ================== ============== =================

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the March 15,1999, the Company had 17,147,333 shares of common stock outstanding. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the Board of Directors to have, or to claim to have, beneficial ownership of more than 5% of the outstanding shares of the common stock of the Company as of March 15, 1999; of all directors and executive officers of the Company; and of the directors and officers of the Company as a group.


               =========================================== ======================== ====================
                  Name and Address of Beneficial Owner        Number of Shares       Percent of Class
                               Beneficially Owned
               ------------------------------------------- ------------------------ --------------------
               Francis S. Keery
               8973 N. 45th Street                                3,524,722 3              20.29%
               Phoenix, Az 85028
               ------------------------------------------- ------------------------ --------------------
               Patrick Keery
               8973 N. 45th Street                                2,748,549 4              15.89%
               Phoenix, Az 85028
               ------------------------------------------- ------------------------ --------------------
               Barbara S. Keery
               12460 N. 116th Street                              3,483,106                20.31%
               Scottsdale, Az 85259
               ------------------------------------------- ------------------------ --------------------
               Harry H. Birkenruth
               81 Ball Hill Road                                      0                      0%
               Storrs, CT 06268
               ------------------------------------------- ------------------------ --------------------
               H.B. Tony Turner
               6116 East Yucca Road                                   0                      0%
               Paradise Valley, AZ 85253
               ------------------------------------------- ------------------------ --------------------
               Robert P. Lobban
               1326 E. Treasure Cove Dr.                            7,000                    * 5
               Gilbert, Az 85234
               ------------------------------------------- ------------------------ --------------------
               Officers and Directors                             9,763,377               55.72%
               as a group (6 members)
               =========================================== ======================== ====================

-------------------------------------------
3 Includes 225,000 shares underlying unexercised employee options.

4 Includes 150,000 shares underlying unexercised employee options.

5 Represents less than one percent.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Prior to the formation of Titan Motorcycle Co. of America, Patrick Keery and Frank Keery had been conducting the business of after-market customizations of Harley Davidson motorcycles in the Phoenix area under the name of Paragon Custom Cycles. The Phoenix dealership for the Company has retained this name for reasons of established name recognition in the Maricopa County market. This dealership is owned by the President and the CEO of the Company, and an independent third party. The dealership sells the products of the Company under the standard dealership contract of the Company without any special concessions or contract provisions.

In early 1998, the CEO and the President of the Company joined with a third-party investor to purchase the Los Angeles, California and Las Vegas, Nevada dealerships of the Company. The third-party investor, is a principal of an investment banking firm that has assisted the Company in capital raising functions. These three individuals have formed a limited liability company known as BPF, LLC. The Los Angeles and Las Vegas dealerships have required significant capital infusions, at a time when the Company was unable to invest in any of its dealerships. These two dealerships are continuing to sell the products of the Company (as well as other non-Titan products) under the standard dealership contract of the Company without any special concessions or contract provisions.

The owner of another U.S. dealership of the products of the Company in a major market area has notified the Company that his dealership is for sale. The Company has invited other dealerships to offer to purchase the offered dealership, and has not been advised of any material interest in an acquisition of the offered dealership. The independent and unrelated directors of Titan have evaluated the corporate opportunities of acquiring the Phoenix, Los Angeles, Las Vegas and the newly offered dealership, but have determined that such acquisitions are not in the best interests of the Company. The BPF, LLC is evaluating the possibility of acquiring the offered dealership.

Item 13.  Exhibits and Reports on Form 8-K.
                                                                            Page
                                                                            ----
         (a)      Exhibits

                  Audited year end financial statements as of
                   January 2, 1999 and December 31, 1997......................26

         2.1 Restated Articles of Incorporation of the Company(Incorporated by reference from Form 10-SB (Film No. 98648988) filed by the Company with the Commission on June 16, 1998).

         2.2 By-Laws of the Company (Incorporated by reference from Form 10-SB (Film No. 98648988) filed by the Company with the Commission on June 16, 1998).

         3        Specimen  of  Common  Stock   Certificate   (Incorporated   by
                  reference from Form 10-SB (Film No. 98648988) filed by the Company with the Commission on June 16, 1998).

         10.1 Form of real estate lease agreement between Holualoa Peoria Avenue Industrial, LLC and the Company (Incorporated by reference from Form 10-SB (Film No. 98648988) filed by the Company with the Commission on June 16, 1998).

         10.2 Form of addendum to real estate lease (Incorporated by reference from Form 10-SB (Film No. 98648988) filed by the Company with the Commission on June 16, 1998).

         10.3     1997  Stock   Option  and   Incentive   Plan  of  the  Company
                  (Incorporated by reference from Form 10-SB (Film No. 98648988) filed by the Company with the Commission on June 16, 1998).

         10.4 Shelby American Inc. Contract (incorporated by reference from Form 10-QSB (Film No. ) filed by the Company with the Commission on November 17, 1998).

         10.5 Biltmore Peoria LLC Lease Agreement dated September 25, 1998 (incorporated by reference from Form 10-QSB (Film No. ) filed by the Company with the Commission on November 17, 1998).

         11       Statement regarding computation of per share earnings.......37

         18       Letter on change in accounting principles...................52

         21       Subsidiaries of the registrant ..............................8

         24       Powers of Attorney..........................................53

         27       Financial Data Schedule.....................................54

         (b)       Reports on Form 8-K

         The issuer filed a Form 8-K report on December 30, 1998 regarding the change of its accountants to the firm of PricewaterhouseCoopers LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Titan Motorcycle Company of America



Date:        4/1/99                           By: /s/ Franks S. Keery
     -----------------------                     -------------------------------
                                                  Frank S. Keery
                                                  Chief Executive Officer



Date:        3/31/99                          By: /s/ Robert P. Lobban
     -----------------------                     -------------------------------
                                                  Robert P. Lobban
                                                  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Frank S. Keery
-------------------------------------               March      31        , 1999
Frank S. Keery, Chairman of the Board                    ----------------

/s/ Patrick Keery
-------------------------------------               March      31        , 1999
Patrick Keery,  Director                                 ----------------

/s/ Barbara Keery
-------------------------------------               March      31        , 1999
Barbara Keery, Director                                  ----------------

/s/ Frank S. Keery signing for
    Harry H. Birkenruth
-------------------------------------               March      31        , 1999
Harry H. Birkenruth, Director                            ----------------

/s/Frank S. Keery signing for
   Tony Turner
-------------------------------------               March      31        , 1999
H.B. Tony Turner, Director                               ----------------