Form 10KSB/A
period 1999-01-02
TITAN MOTORCYCLE CO OF AMERICA INC
filed 1999-04-27
CIK 1053691

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


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
                                                                          January 2, 1999
 Assets
Current Assets:
   Cash                                                                    $      8,398
   Accounts receivable, net of allowance for sales returns of $50,000         3,184,738
   Accounts receivable - related party                                        1,465,624
   Inventories                                                               11,838,002
   Prepaid expenses                                                             718,459
                                                                           ------------
      Total current assets                                                   17,215,221

Property and equipment, net                                                   1,082,779
Other assets                                                                     60,912
Trademarks                                                                       61,311
                                                                           ------------
      Total assets                                                         $ 18,420,223
                                                                           ============
Liabilities and Stockholders' Equity

Current Liabilities:
   Bank overdraft                                                          $     77,737
   Accounts payable                                                           3,081,992
   Accrued expenses                                                             950,562

   Current portion of note payable                                              599,993
                                                                           ------------

      Total current liabilities                                               4,710,284


Notes payable                                                                 8,249,311
                                                                           ------------
      Total liabilities                                                      12,959,595


Commitments and contingencies

Stockholders' Equity
   Common stock, par value $.001; 100,000,000 shares
      authorized and 16,437,333 shares issued and outstanding                    16,438
   Additional paid-in capital                                                 7,272,417
   Unearned compensation                                                        (38,741)
   Accumulated deficit                                                       (1,789,486)
                                                                           ------------
      Total stockholders' equity                                              5,460,628
                                                                           ------------
      Total liabilities and stockholders' equity                           $ 18,420,223
                                                                           ------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Titan Motorcycle Co. of America
Consolidated Statements of Cash Flows
For the Years ended January 2, 1999 and December 31, 1997
---------------------------------------------------------------------------------------------

                                                                  January 2,     December 31,
                                                                    1999             1997
Cash flows from operating activities:

   Net income (loss)                                            $   237,479      $(1,673,743)
   Adjustments to reconcile net income (loss)
      to net cash used:

        Depreciation and amortization                               167,621           89,994
        Cumulative effect of change in accounting principle         (38,603)
        Stock compensation expense                                    3,134
   Net changes in balance sheet accounts:
        Accounts receivable                                      (3,675,901)        (234,087)
        Inventories                                              (5,314,639)      (5,013,787)
        Other assets                                                 18,908         (423,374)
        Accounts payable                                          1,029,260        1,587,530
        Accrued expenses                                            504,231          110,858
                                                                -----------      -----------
          Net cash used in operating activities                  (7,068,510)      (5,556,609)
                                                                -----------      -----------

Cash flows from investing activities:
   Purchases of property and equipment                             (626,769)        (620,844)
   Purchase of trademarks                                            (8,852)
                                                                -----------      -----------
          Net cash used in investing activities                    (635,621)        (620,844)
                                                                -----------      -----------

Cash flows from financing activities:
   Bank overdraft                                                    77,737
   Issuance of stock                                                500,000        4,000,000
   Borrowings from related parties                                     --          1,426,142
   Line of credit                                                 7,049,324
                                                                -----------      -----------
          Net cash provided by financing activities               7,627,061        5,426,142
                                                                -----------      -----------

Net decrease in cash                                                (77,070)        (751,311)

Cash and cash equivalents at beginning of year                       85,468          836,779
                                                                -----------      -----------
Cash and cash equivalents at end of year                        $     8,398      $    85,468
                                                                -----------      -----------

Supplemental cash flow information:
Cash paid for:
   Interest                                                     $   251,593      $      --
   Income taxes                                                 $      --        $      --

Non-cash Investing and Financing Activities:
   Stock issued in exchange for advertising                     $   250,000      $      --
   Inventory in exchange for advertising                        $   112,305      $   124,309


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                                  1998             1997
                                                           ------------------------------------
     Federal income tax rate                                     34.0%             34.0%
     State income tax rate, net of federal benefit                6.0%              6.0%
     Non-deductable expenses                                      7.6%
     Effect of valuation allowance                              (47.6%)           (40.0%)
                                                           ====================================
     Effective income tax rate                                      0%                0%

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

     Current:
         Allowance for bad debts and sales returns              $ 30,160
               Inventories                                        25,941
                                                             ---------------
                                                                  56,101

           Long-term
               Property and equipment                            (39,748)
               Net operating loss carryforwards                  617,372
               Other                                              96,799
                                                             ---------------

                                                                 730,524
           Valuation Allowance                                  (730,524)

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



Date:        4/26/99                          By: /s/ Franks S. Keery
     -----------------------                     -------------------------------
                                                  Frank S. Keery
                                                  Chief Executive Officer



Date:        4/26/99                          By: /s/ Robert P. Lobban
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

/s/ Frank S. Keery
-------------------------------------               April      26        , 1999
Frank S. Keery, Chairman of the Board                    ----------------

/s/ Patrick Keery
-------------------------------------               April      26        , 1999
Patrick Keery,  Director                                 ----------------

/s/ Barbara Keery
-------------------------------------               April      26        , 1999
Barbara Keery, Director                                  ----------------

/s/ Frank S. Keery signing for
    Harry H. Birkenruth
-------------------------------------               April      26        , 1999
Harry H. Birkenruth, Director                            ----------------

/s/Frank S. Keery signing for
   Tony Turner
-------------------------------------               April      26        , 1999
H.B. Tony Turner, Director                               ----------------