Form 10QSB
period 1999-04-03
TITAN MOTORCYCLE CO OF AMERICA INC
filed 1999-05-18
CIK 1053691

FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 3, 1999
                              -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  ----------

Commission file number    000-24477
                      -----------------

                       TITAN MOTORCYCLE COMPANY OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                                86-0776876
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

2222 West Peoria Avenue, Phoenix, Arizona                            85029
-----------------------------------------                          ----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:             (602) 861-6977


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No  X
                                    -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Number of shares of common stock, par value $.001,
                   outstanding as of May 17, 1999: 17,147,333

                         TITAN MOTORCYCLE CO. OF AMERICA

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed   Consolidated   Balance   Sheets   as  of  April   3,   1999
         ......................................................................1

         Condensed Consolidated  Statements of Operations for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively...................2

         Condensed  Consolidated  Statements of Cash Flow for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively...................3

         Notes to Condensed Consolidated Financial Statements..................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.........................................................5


PART II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                           Consolidated Balance Sheets

                                                                     April 3, 1999
                                                                     -------------
Assets                                                                (Unaudited)
Current assets:
     Cash                                                                 157,417
     Accounts receivable, net                                           5,560,649
     Accounts receivable - related party                                  854,419
     Inventories                                                       11,743,628
     Prepaid expenses                                                     852,077
                                                                      -----------
     Total current assets                                              19,168,190

Property and equipment, net                                             1,196,827
Other assets                                                               61,311
Trademarks                                                                 60,422
                                                                      -----------
     Total assets                                                      20,486,750
                                                                      ===========


Liabilities and stockholders' equity

Current liabilities:
     Bank Overdraft                                                        25,057
     Accounts payable                                                   3,355,033
     Accrued expenses                                                   1,353,742
     Current portion of notes payable                                     599,993
                                                                      -----------
     Total current liabilities                                          5,333,825

Notes payable                                                           9,200,187
                                                                      -----------
     Total liabilities                                                 14,534,012

Stockholders' equity
     Common stock, par value $.001; 100,000,000 shares authorized          16,727
     Additional paid in capital                                         7,922,108
     Unearned compensation                                                (36,320)
     Accumulated deficit                                               (1,949,778)
                                                                      -----------
     Total stockholders' equity                                         5,952,737
                                                                      -----------
     Total liabilities and stockholders' equity                        20,486,750
                                                                      ===========

              The accompanying notes are an integral part of these
                              financial statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Thirteen Weeks Ended   Thirteen Weeks Ended
                                                                        April 3, 1999         April 4, 1998
                                                                        -------------         -------------
Sales, net                                                                 7,645,565             5,362,351

Cost of goods sold                                                         6,485,346             4,646,976
                                                                         -----------           -----------

       Gross profit                                                        1,160,219               715,375
                                                                         -----------           -----------

Operating expenses:
       Selling, general and administrative                                 1,044,936               551,080
       Research and development                                               84,108                57,488
                                                                         -----------           -----------
            Total operating expenses                                       1,129,044               608,568

            Income (loss) from operations                                     31,175               106,807

Other income (expense):
       Other income (expense)                                                  8,257                (1,572)
       Interest expense                                                     (199,724)              (46,296)
                                                                         -----------           -----------
            Total other income (expense)                                    (191,467)              (47,868)
                                                                         -----------           -----------

Income (loss) before income taxes                                           (160,292)               58,939
       Income taxes                                                             --                    --
                                                                         -----------           -----------

       Net income (loss)                                                    (160,292)               58,939
                                                                         ===========           ===========


Income (loss) per common share - basic and diluted                             (0.01)                 --

       Weighted average number of common shares and equivilants
            Basic                                                         16,467,372            16,416,823
            Diluted                                                       16,467,372            16,751,401

              The accompanying notes are an integral part of these
                              financial statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Thirteen Weeks Ended   Thirteen Weeks Ended
                                                                           April 3, 1999          April 4, 1998
                                                                           -------------          -------------
Cash Flows from Operating Activities:

       Net income (loss)                                                       (160,292)              58,939
       Adjustements to reconcile net income (loss) to net cash used in operating activities:
             Depreciation and amortization                                       61,073               39,320
             Stock compensation expense                                           2,421                 --
       Net change in balance sheet accounts
             Accounts receivable                                             (1,764,706)            (856,294)
             Inventories                                                         67,011           (1,671,626)
             Other assets                                                      (133,517)            (146,546)
             Accounts payable                                                   300,404              506,185
             Accrued expenses                                                   403,180              925,089
                                                                             ----------           ----------
       Net cash used in operating expenses                                   (1,224,426)          (1,144,933)
                                                                             ----------           ----------

Cash Flows from Investing Activities:

       Purchase of property and equipment                                      (174,731)             (17,236)
       Purchase of trademarks                                                      --                 (8,083)
                                                                             ----------           ----------
       Net cash used in investing activities                                   (174,731)             (25,319)
                                                                             ----------           ----------

Cash Flows from Financing Activities

       Bank overdraft                                                           (52,680)             584,784
       Issuance of stock                                                        649,980              500,000
       Borrowing from related parties                                              --                   --
       Net increase in line of credit                                           950,876                 --
                                                                             ----------           ----------
       Net cash provided by financing activities                              1,548,176            1,084,784
                                                                             ----------           ----------

       Net increase in cash                                                     149,019              (85,468)

       Cash and cash equivilants at beginning of year                             8,398               85,468
                                                                                                  ----------
       Cash and cash equivilants at end of period                               157,417                 --
                                                                             ==========           ==========

Supplemental Cash Flow Information:

       Cash paid for:
             Interest                                                           244,798                5,438
             Income taxes                                                            50                 --

       Non-cash investing and financing activities
             stock issued in exchange for advertising
             Inventory in exchange for advertising
             Inventory in exchange for payables                                  27,363

              The accompanying notes are an integral part of these
                              financial statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                 Notes to the Consolidated Financial Statements
                         April 3, 1999 and April 4, 1998

NOTE 1 - Condensed Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 3, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 2, 1999 audited consolidated financial statements. The results of operations for the period ended April 3, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - Earnings Per Share

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                  Thirteen Weeks Ended                          Thirteen Weeks Ended
                                                     April 3, 1999                                  April 4, 1998
                                   ------------------------------------------------   -------------------------------------------
                                       Income            Shares         Per Share       Income          Shares         Per Share
                                     (Numerator)      (Denominator)       Amount      (Numerator)    (Denominator)       Amount
                                   ------------------------------------------------   -------------------------------------------
Basic EPS

Net Income (Loss)
available to common
shareholders                         $ (160,292)       16,478,882       $  (0.01)    $   58,939       16,416,823       $   0.00

Effects of Dilutive Securities
Common Stock Options                          0                 0              0              0          334,578              0

Diluted EPS

Net Income (Loss) available
to common shareholder                $ (160,292)       16,478,882       $  (0.01)    $   58,939       16,751,401       $   0.00

                       TITAN MOTORCYCLE COMPANY OF AMERICA

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

13 Week Period Ended April 3, 1999, Compared with 13 Week Period Ended April 4, 1998

OVERALL

Net Sales for the thirteen-week period ended April 3, 1999 of $7.6 million were $2.3 million, or 43%, higher than net sales for the comparable period in 1998. The Company recorded a net loss of $160,292, or $0.01 per share, in 1999 compared with income of $58,939 or $0.00 per share, for 1998.



RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                         1999       1998     INCREASE   % CHANGE
                                        ------     ------    --------   --------
Motorcycle Units                           251        195         56         29%

Net Sales (in $ 000's):
Motorcycles                             $7,472     $5,278     $2,194         42%
Motorcycle Parts and Accessories        $  174     $   84     $   90        107%
Total Motorcycles and Parts             $7,646     $5,362     $2,284         43%

As indicated in the above chart, the Company's business continues to consist primarily of motorcycles sales. A small, but rapidly growing, amount of business has been done in parts and accessories. The Company's Clothing and Accessories product line, introduced in late 1997, has been well received. While Parts and Accessories sales have not been material as yet, the Company anticipates these could grow to 10 - 20% of total sales at some future date.

The increase in motorcycle shipments is due to several reasons. Chief among them is the continuing growth in reputation of the Company's motorcycles and the resulting demand this has created. This, combined with the growth in the dealership network and the Company's investment in new facilities and staff to meet the growing demand, continues to drive the dramatic growth in shipments.


GROSS PROFIT
                                     1999        1998     INCREASE   % CHANGE
                                    ------      ------    --------   --------
Gross Profit (In 000's)             $1,160       $715       $445        62%
Gross Margin %                      15.2%        13.3%      1.9%

In the thirteen-weeks ended April 3, 1999, gross profit increased $444,844 or 62%, as compared to the comparable period in 1998, due to increased volumes and margin improvement. The gross profit margin was 15.2% as compared with 13.3% in 1998.

In 1999, the Company saw its cost of goods sold (COGS) negatively impacted as a result of the first year in new facilities and costs associated with ramping-up both the new facility and new employees as the production rates grew. These "ramping up" activities consist principally of amassing the various elements necessary to rapidly increase unit production output, including:
o adding expanded floor space for manufacturing, storage and personnel offices,
o    adding staff, both hourly and salaried, throughout the organization,
o adding inventories of raw materials and work in process to support higher volume production, and
o    adding production equipment to facilitate higher unit volume output.

These costs were more than offset by an aggressive cost reduction program focused primarily on component purchase costs. The Company also saw improvement as the result of an improved mix of sales containing motorcycles with higher levels of customization. The 1999 margin has also been positively impacted by an average price per unit increase of 11% as the mix of bikes changed to reflect higher levels of customization on ordered units and more orders for high-end models.

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

OPERATING EXPENSES
                                     1999        1998     INCREASE   % CHANGE
                                    ------      ------    --------   --------
Operating Expenses (In 000's)       $1,129      $609      $520       85%
Operating Expense as % of Sales     14.8%       11.3%     3.5%

Total operating expense for the thirteen-week period ended April 3, 1999 increased $520,476, or 85%, over the comparable period in 1998. This increase was due to a number of causes, including, but not limited to the following principal factors listed in descending order of importance:
o an increase in salaries and wages attributed to building both the management and support staff necessary to support a rapidly growing and significantly larger Company;
o    an increase in legal and accounting expense;
o a substantial increase in advertising, trade show and promotional activities to build the Company's brand name and recognition, and drive higher sales levels; and
o    an increase in depreciation and amortization expense.

Each of these factors are the result of direct management action and are part of a continuing trend to expand production, marketing, facilities and product improvements. While the increases were substantial, both as a percentage of the prior year period and in actual dollars, it was in keeping with the Company's plan to invest heavily in infrastructure, to set the stage for profitable growth in 1999 and the coming years.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both the thirteen-week period ended April 3, 1999 and the comparable period ended April 4, 1998 as a result of losses in 1999 and use of tax loss carryforwards in 1998. The Company currently has a tax loss carry forward of approximately $1.5 million.

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

The Company has built a strong network of dealers both domestically and internationally. Collectively, there are approximately 88 dealers currently in place with more being added every month. There are 5 types of dealers in the Company's network; independent dealers, Easyrider stores and franchises, Bikers' Dream franchises, existing Harley DavidsonTM dealers, and Titan dealerships. To date in 1999, 3 dealers with common ownership (Titan of Los Angeles, Titan of Las Vegas, and Paragon Custom dba Titan of Phoenix) represented 14.8% of the Company's sales. Majority ownership of these dealerships are held by principals in the Company. No other dealer represents more than 5% of sales.

As of April 3, 1999, backlog orders stood at approximately $1.4 million, compared with approximately $1.2 million at the same time in 1998. The Company is presently completing an average of more than 25 motorcycles each week. At this production volume the entire backlog can be shipped within 1 month, assuming the availability of customized options.

OTHER MATTERS

IMPACT OF YEAR 2000
-------------------

The "Year 2000 Problem" exists because many existing computer programs use only two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results.

The Company has completed an analysis of its internal systems and the potential for issues associated with the Year 2000 problem. The Company began in 1997 to bring on-line new systems to support both operations and financial reporting requirements as part of building the infrastructure to support the Company's growth. As part of the conversion, the Company received assurances from its software suppliers that all systems are Year 2000 compliant. The Company has installed software modules that address inventory management, purchasing components, shop floor control and production scheduling, receiving, order entry, shipping and invoicing, and accounting.

Relative to areas other than information systems, the Company has investigated this area for potential problems. As the Company does not have a high degree of sophisticated equipment in its production process, the risk in this area is low and the Company has not identified any areas of non-compliance in its analysis.

With regard to third party Year 2000 issues, the Company has had, and continues to have, discussions with its supplier base (and is currently completing a survey of all suppliers), to ascertain the potential for a negative impact on the Company's operations and what steps are being taken to ensure continuity of supply of parts and service. While the Company believes its plans and actions are adequate to deal with the Year 2000 issues internally, and that it will be compliant, there is no guarantee that all suppliers and other parties that are essential to the Company's operations will similarly do so. The failure of any supplier to adequately address this issue in a timely manner will result in the Company looking to other suppliers to fill the need. While the Company is single sourced for many of its components, there are alternative suppliers for all required parts. The potential exists for a material negative effect on Company operations if a key supplier does not adequately address the issue in a timely manner. The Company will be working with all key suppliers throughout this time period to ensure continuity of supply. The Company has completed reviews of approximately half of its suppliers to date, with most reporting full compliance already in place or to be completed by the end of the third quarter 1999. The Company will continue to solicit information from suppliers that have not responded and follow up on those that have not completed their compliance activities.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $1.2 million of cash in operating activities in the thirteen-week period ended April 3, 1999 compared with $1.1 million in the comparable period in 1998. In first quarter 1999 net loss adjusted for depreciation and amortization consumed $99,000. In first quarter 1998 net income adjusted for depreciation and amortization provided $98,000. Inventories increased $94,374 in the thirteen-week period in 1999 over the $1.7 million increase in the comparable period of 1998. Accounts receivable increased by $4.6 million on increased sales of $2.3 million as many of the first quarter 1999 sales were at the end of the period, and funding had not yet been received from the flooring company as of quarter end. The Company operates under a manufacturer's flooring agreement with Transamerica Financial Corp., whereby most dealers finance their motorcycle inventory directly with Transamerica Financial Corp. and the Company receives funds in a more timely manner. The contractual agreement with Transamerica Financial Corp. is at no cost to the Company, but provides for a repurchase obligation on the part of the Company should a Titan dealership fail to meet its financial obligation and Transamerica Financial Corp. seizes motorcycles in new condition upon a dealer's default.

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

Capital expenditures totaled $174,731 in the thirteen-week period ended April 3, 1999 compared with $17,236 in the comparable period in 1998. These expenditures were predominantly associated with bringing on line the new manufacturing facility.

Cash was provided through the issuance and sale of stock for $649,980 in first quarter 1999 as compared with $500,000 in first quarter 1998. Additionally, the Company had net borrowings of $950,876 in 1999 as compared with none in 1998. A more detailed description of cash flows can be found in the attached financial statements.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 2.  Change in Securities and Use of Proceeds
-------------------------------------------------

On February 8, 1999, the Company agreed to sell 700,000 shares of its common stock to a non-US investor for net proceeds to the Company of $1,575,000. As of the date of this report all of the proceeds of this transaction have been received. These 700,000 shares are subscribed for, but certificates are not yet issued, and as such are included in the 17,147,333 shares reflected as outstanding in the financial statements filed with this report.

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


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

Exhibit No.       Description
-----------       -----------

27                Financial Data Schedule


         (b)  Reports on Form 8-K

During the quarter ended April 3, 1999, and the period from April 4 through May 17, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TITAN MOTORCYCLE COMPANY OF AMERICA
            (Registrant)



/s/ Francis Keery
----------------------------------------
Francis Keery                       Date
Chairman and CEO


/s/ Robert Lobban
----------------------------------------
Robert Lobban                       Date
Chief Financial Officer