Form 10QSB
period 1999-07-03
TITAN MOTORCYCLE CO OF AMERICA INC
filed 1999-08-17
CIK 1053691

FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999
                               ------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------   ------------

Commission file number  000-24477
                      -------------

                       TITAN MOTORCYCLE COMPANY OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                              86-0776876
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

2222 West Peoria Avenue, Phoenix, Arizona                            85029
-----------------------------------------                         ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (602) 861-6977
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Number of shares of common stock, par value $.001, outstanding as of August 14, 1999: 17,147,333

                         TITAN MOTORCYCLE CO. OF AMERICA

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
-----------------------------------------

     Consolidated Balance Sheets as of July 3, 1999............................1

     Consolidated Statements of Operations for the thirteen-weeks ended July 3, 1999 and July 4, 1998, respectively and for the twenty-six-weeks ended July
     3, 1999 and July 4, 1998, respectively....................................2

     Consolidated Statements of Cash Flow for the twenty-six-weeks ended July 3,
     1999 and July 4, 1998, respectively.......................................4

     Notes to Consolidated Financial Statements................................5

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations..........................................................6


PART II.  OTHER INFORMATION
---------------------------

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                         TITAN MOTORCYCLE CO. OF AMERICA
                           Consolidated Balance Sheets

                                                                               July 3, 1999
                                                                               -----------
Assets                                                                         (Unaudited)

Current assets:
              Cash                                                                   7,290
              Accounts receivable, net                                           5,302,180
              Accounts receivable - related party                                1,367,519
              Inventories                                                       13,577,177
              Prepaid expenses                                                     799,598
                                                                               -----------
              Total current assets                                              21,053,764

Property and equipment, net                                                      1,640,157
Other assets                                                                        62,311
Trademarks                                                                          60,032
                                                                               -----------
              Total assets                                                      22,816,264
                                                                               ===========



Liabilities and stockholders' equity

Current liabilities:
              Bank Overdraft                                                       171,159
              Accounts payable                                                   4,101,192
              Accrued expenses                                                   1,126,096
              Current portion of notes payable                                     599,993
                                                                               -----------
              Total current liabilities                                          5,998,440

Notes payable                                                                   11,181,435
                                                                               -----------
              Total liabilities                                                 17,179,875

Stockholders' equity
              Common stock, par value $.001; 100,000,000 shares authorized          16,727
              Additional paid in capital                                         8,394,607
              Unearned compensation                                                (33,898)
              Accumulated deficit                                               (2,741,047)
                                                                               -----------
              Total stockholders' equity                                         5,636,389
                                                                               -----------
              Total liabilities and stockholders' equity                        22,816,264
                                                                               ===========


   The accompanying notes are an integral part of these financial statements.

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Thirteen Weeks Ended    Thirteen Weeks Ended
                                                             July 3, 1999          July 4, 1998
                                                              ----------             ----------
Sales, net                                                     8,451,345              7,528,946

Cost of goods sold                                             7,574,065              6,173,736
                                                              ----------             ----------

      Gross profit                                               877,280              1,355,210
                                                              ----------             ----------

Operating expenses:
      Selling, general and administrative                      1,359,576                988,839
      Research and development                                    73,869                 55,465
                                                              ----------             ----------
            Total operating expenses                           1,433,445              1,044,304

            Income (loss) from operations                       (556,165)               310,906


Other income (expense):
      Other income (expense)                                       9,060                (33,419)
      Interest expense                                          (224,164)               (74,113)
                                                              ----------             ----------
            Total other income (expense)                        (215,104)              (107,532)
                                                              ==========             ==========

Income (loss) before income taxes                               (771,269)               203,374
      Income taxes                                                  --                     --
                                                              ----------             ----------

      Net income (loss)                                         (771,269)               203,374
                                                              ==========             ==========


Income (loss) per common share - basic and diluted            $    (0.05)            $     0.02
                                                              ==========             ==========



   The accompanying notes are an integral part of these financial statements.

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Twenty-Six Weeks Ended   Twenty-Six Weeks Ended
                                                             July 3, 1999            July 4, 1998
                                                              -----------             -----------
Sales, net                                                     16,096,910              12,891,297

Cost of goods sold                                             14,059,411              10,820,713
                                                              -----------             -----------

       Gross profit                                             2,037,499               2,070,584
                                                              -----------             -----------

Operating expenses:
       Selling, general and administrative                      2,449,088               1,539,918
       Research and development                                   113,402                 112,953
                                                              -----------             -----------
             Total operating expenses                           2,562,490               1,652,871

             Income (loss) from operations                       (524,991)                417,713

Other income (expense):
       Other income (expense)                                      (2,683)                (34,991)
       Interest expense                                          (423,888)               (120,409)
                                                              -----------             -----------
             Total other income (expense)                        (426,571)               (155,400)
                                                              ===========             ===========

Income (loss) before income taxes                                (951,562)                262,313
       Income taxes                                                  --                      --
                                                              -----------             -----------

       Net income (loss)                                         (951,562)                262,313
                                                              ===========             ===========


Income (loss) per common share - basic and diluted            $     (0.06)            $      0.02
                                                              ===========             ===========


   The accompanying notes are an integral part of these financial statements.

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Twenty-Six Weeks Ended  Twenty-Six Weeks Ended
                                                                               July 3, 1999           July 4, 1998
                                                                                ----------             ----------
Cash Flows from Operating Activities:
        Net income (loss)                                                         (951,562)               262,313
        Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation and amortization                                        127,853                 86,478
              Stock compensation expense                                             4,843                   --
        Net change in balance sheet accounts
              Accounts receivable                                               (2,019,337)            (1,836,345)
              Inventories                                                       (1,793,901)            (3,518,420)
              Other assets                                                         (82,039)              (303,466)
              Accounts payable                                                   1,073,926                984,029
              Accrued expenses                                                     175,534                (14,343)
                                                                                ----------             ----------
        Net cash used in operating expenses                                     (3,464,683)            (4,339,754)
                                                                                ----------             ----------

Cash Flows from Investing Activities:

        Purchase of property and equipment                                        (684,451)               (64,394)
        Purchase of trademarks                                                        --                   (8,083)
                                                                                ----------             ----------
        Net cash used in investing activities                                     (684,451)               (72,477)
                                                                                ----------             ----------

Cash Flows from Financing Activities

        Bank overdraft                                                              93,422                213,288
        Issuance of stock                                                        1,122,480                500,000
        Borrowing from related parties                                                --                     --
        Net increase in line of credit                                           2,932,124              3,613,475
                                                                                ----------             ----------
        Net cash provided by financing activities                                4,148,026              4,326,763
                                                                                ----------             ----------

        Net increase in cash                                                        (1,108)               (85,468)

        Cash and cash equivilants at beginning of year                               8,398                 85,468
                                                                                ----------             ----------
        Cash and cash equivilants at end of period                                   7,290                   --
                                                                                ==========             ==========

Supplemental Cash Flow Information:

        Non-cash investing and financing activities
              Stock issued in exchange for advertising                                                    250,000


   The accompanying notes are an integral part of these financial statements.

                         TITAN MOTORCYCLE CO. OF AMERICA
                 Notes to the Consolidated Financial Statements
                          July 3, 1999 and July 4, 1998

NOTE 1 - Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 3, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 2, 1999 audited consolidated financial statements. The results of operations for the period ended July 3, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - Earnings Per Share

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                           Twenty-Six Weeks Ended                   Twenty-Six Weeks Ended
                                                July 3, 1999                             July 4, 1998
                                  ----------------------------------------  --------------------------------------
                                     Income        Shares        Per Share    Income        Shares       Per Share
                                   (Numerator)  (Denominator)      Amount   (Numerator)  (Denominator)     Amount
                                  ----------------------------------------  --------------------------------------
Basic EPS
Net Income (Loss) available
to common shareholders            ($ 951,562)     16,652,744     ($  0.06)  $  262,313     16,397,551     $   0.02

Effects of Dilutive Securities
Common stock Options                    --              --        --              --          353,348      --

Diluted EPS
Net Income (Loss) available
to common shareholders            ($ 951,562)     16,652,744     ($  0.06)  $  262,313     16,750,899     $   0.02

Note 3 - Note Payable

At January 2, 1999, the Company has an set based line of credit, bearing interest at prime plus .5% (8.25% at January 2, 1999) which is due monthly. The line of credit has a $10 million maximum capacity with an outstanding balance of $7,049,324 at January 2, 1999. The principal is due April 1, 2000 if the line is not renewed. Borrowings under the asset based line of credit are collateralized by a first priority security interest in substantially all of the Company's assets and are senior to all other borrowings. The unused line of credit bears interest at a rate of .25% per year due monthly. This financing agreement contains certain financial covenants and precludes capital expenditures in excess of $500,000 per year. During the year, the Company's capital expenditures exceed this amount. The Company has received a waiver for this violation.

Note 4 - Changes in Securities and use of proceeds

On February 8, 1999, the Company agreed to sell 700,000 shares of its common stock to a non-US investor for net proceeds to the Company of $1,575,000. As of the date of this report all of the proceeds of this transaction have been received. These 700,000 shares are subscribed for and certificates issued, and as such are included in the 17,147,333 shares reflected as outstanding in the financial statements filed with this report.

The transaction is deemed exempt from registration pursuant to the provisions of Regulation S adopted by the Securities and Exchange Commission. The Company reasonably believes, and the purchaser specifically warranted and represented to

                       TITAN MOTORCYCLE COMPANY OF AMERICA

the Company, that (a) the purchaser was not a U.S. person as that term is defined under Regulation S; (b) at the time the buy order for the securities was originated, the purchaser was outside of the United States; (c) the purchaser was purchasing the securities for its own account and not on behalf of and U.S. person; (d) the sale had not been pre-arranged with a purchaser in the United
States: (e) all offers and resales of the securities would only be made in compliance with Regulation S; and (f) the sales transaction was made in compliance with all laws of the country of domicile of the purchaser, and of any political subdivision thereof, and the customary practices and documentation of such jurisdiction. The certificates representing the shares to be issued in such transaction will bear the appropriate restrictive legend, and the transfer agent of the Company has been given stop transfer instructions with regard to shares issued under any Regulation S exemption.

No commission or finders fee was paid on the referenced transaction.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

13 Week Period  Ended July 3, 1999,  Compared  with 13 Week Period Ended July 4,
1998

OVERALL

Net Sales for the thirteen-week period ended July 3, 1999 of $8.4 million were $0.9 million, or 12%, higher than net sales for the comparable period in 1998. The Company recorded a net loss of $771,269, or $(0.05) per share, in 1999 compared with net income of $203,374 or $0.02 per share, for 1998.


RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                         1999       1998     INCREASE   % CHANGE
                                        ------     ------     ------     ------
Motorcycle Units                           291        270         21         8%

Net Sales (in $ 000's):
Motorcycles                             $7,744     $7,272     $  472         6%
Motorcycle Parts and Accessories        $  707     $  257     $  450       175%
Total Motorcycles and Parts             $8,451     $7,529     $  922        12%

As indicated in the above chart, the Company's business continues to consist primarily of motorcycles sales. A small, but rapidly growing, amount of business has been done in parts and accessories. The Company's Clothing and Accessories product line, introduced in late 1997 continues to be well accepted. Parts and Accessories sales grew to approximately 8% of revenues and the Company anticipates these could grow to 10 - 20% of total sales at some future date.

The increase in motorcycle shipments is due to several reasons. Chief among them is the continuing growth in reputation of the Company's motorcycles and the resulting demand this has created. This, combined with the growth in the dealership network and the Company's investment in new facilities and staff to meet the growing demand, continues to drive the growth in shipments. The growth was constrained in second quarter due to part supply issues affecting both the existing Legacy line of motorcycles as well as the introduction of the new Phoenix line of products. These issues have been addressed and should have a minor impact on third quarter.

GROSS PROFIT
                                  1999         1998        DECREASE   % CHANGE
                                --------     --------      --------   --------
Gross Profit (In 000's)         $  877       $  1,355       $  478       35%
Gross Margin %                    10.4%          18.0%         7.6%

In the thirteen-weeks ended July 3, 1999, gross profit decreased $477,999 or 35%, as compared to the comparable period in 1998. The gross profit margin was 10.4% as compared with 18.0% in 1998.

In 1999, the Company saw its cost of goods sold (COGS) negatively impacted as a result of the first year in new additional facilities and costs associated with ramping-up both the new facility and new employees in anticipation of increased production rates. These "ramping up" activities consist principally of amassing the various elements necessary to rapidly increase unit production output, including:

o  adding expanded floor space for manufacturing, storage and personnel offices,
o  adding staff, both hourly and salaried,  throughout the organization,
o adding inventories of raw materials and work in process to support higher volume production, and
o  adding production equipment to facilitate higher unit volume output.

These costs were partially offset by an aggressive cost reduction program focused primarily on component purchase costs. The Company anticipates improvement in its gross profit in 1999 as a result of significant engineering and cost reduction efforts, as well as the continued increase in customization of its products. This improvement has been slowed in 1999 by the introduction of the new "Phoenix by Titan" line of motorcycles and the start-up costs associated with its introduction. Gross margins should benefit from volume purchases of components, vertical integration, manufacturing more parts in-house, and by redesigning components of its motorcycles.

The Company's budgeted sales for the new Phoenix line of motorcycles was negatively impacted during second quarter 1999 due to parts availability from two outside suppliers. Failure to achieve anticipated Phoenix line production was a significant factor in the disparity between sales revenues and increased support costs. The lower than planned volumes in second quarter primarily impacted labor and overhead utilization resulting in a decline in gross profit margin.

OPERATING EXPENSES

                                         1999       1998    INCREASE  % CHANGE
                                       --------   --------  --------  --------
Operating Expenses (In 000's)           $1,433     $1,044     $389     37%
Operating Expense as % of Sales           17.0%      13.9%     3.1%

Total operating expense for the thirteen-week period ended July 3, 1999 increased $389,141, or 37%, over the comparable period in 1998. This increase was due to a number of causes, including, but not limited to the following principal factors listed in descending order of importance:

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

Each of these factors are the result of direct management action and are part of a continuing trend to expand production, marketing, facilities and product improvements. While the increases were substantial, both as a percentage of the prior year period and in actual dollars, it was in keeping with the Company's plan to continue to invest heavily in infrastructure, to position the Company for profitable growth in the second half of 1999 and the coming years.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both the thirteen-week period ended July 3, 1999 and the comparable period ended July 4, 1998 as a result of losses in 1999 and use of tax loss carryforwards in 1998. The Company currently has a tax loss carry forward of approximately $2.2 million.


26 Week Period  Ended July 3, 1999,  Compared  with 26 Week Period Ended July 4,
1998

OVERALL

Net Sales for the twenty-six week period ended July 3, 1999 of $16.1 million were $3.2 million, or 25%, higher than net sales for the comparable period in 1998. The Company recorded a net loss of $951,562, or $(0.06) per share, in 1999 compared with net income of $262,313 or $0.02 per share, for 1998.

RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                      1999        1998      INCREASE    % CHANGE
                                    --------    --------    --------    --------

Motorcycle Units                         542         465          77         17%

Net Sales (in $ 000's):
Motorcycles                          $15,176     $12,475     $ 2,701         22%
Motorcycle Parts and Accessories     $   921     $   416     $   505        121%
Total Motorcycles and Parts          $16,097     $12,891     $ 3,206         25%

As indicated in the above chart, the Company's business continues to consist primarily of motorcycles sales. A small, but rapidly growing, amount of business has been done in parts and accessories. Parts and Accessories sales approached 6% of revenue, the Company anticipates these could grow to 10 - 20% of total sales at some future date.

The increase in motorcycle shipments is due to several reasons. Chief among them is the continuing growth in reputation of the Company's motorcycles and the resulting demand this has created. This, combined with the growth in the dealership network and the Company's investment in new facilities and staff to meet the growing demand, continues to drive the growth in shipments. The growth was constrained in second quarter due to part supply issues affecting both the existing Legacy line of motorcycles as well as the introduction of the new Phoenix line of products. These issues have been addressed and should have a minor impact on third quarter.


GROSS PROFIT
                              1999          1998       DECREASE   % CHANGE
                            --------      --------     --------   --------
Gross Profit (In 000's)     $  2,037      $  2,071      $  33         (2)%
Gross Margin %                  12.7%         16.1%       3.4%

In the twenty-six weeks ended July 3, 1999, gross profit decreased $33,085 or 2%, as compared to the comparable period in 1998. The gross profit margin was 12.7% as compared with 16.1% in 1998.

In 1999, the Company saw its cost of goods sold (COGS) negatively impacted as a result of the first year in new additional facilities and costs associated with ramping-up both the new facility and new employees as the production rates grew. These "ramping up" activities consist principally of amassing the various elements necessary to rapidly increase unit production output, including:

o  adding expanded floor space for manufacturing, storage and personnel offices,
o  adding staff, both hourly and salaried, throughout the organization,

o  adding production equipment to facilitate higher unit volume output.

These costs were partially offset by an aggressive cost reduction program focused primarily on component purchase costs. The Company anticipates improvement in its gross profit in 1999 as a result of significant engineering and cost reduction efforts, as well as the continued increase in customization of its products. This improvement has been slowed in 1999 by the introduction of the new "Phoenix by Titan" line of motorcycles and the start-up costs associated with its introduction. Gross margins should benefit from volume purchases of components, vertical integration, manufacturing more parts in-house, and by redesigning components of its motorcycles.

The Company's budgeted sales for the new Phoenix line of motorcycles was negatively impacted during second quarter 1999 due to parts availability from two outside suppliers. Failure to achieve anticipated Phoenix line production was a significant factor in the disparity between sales revenues and increased support costs.

OPERATING EXPENSES
                                     1999       1998      INCREASE   % CHANGE
                                   --------   --------    --------   --------
Operating Expenses (In 000's)       $2,562    $  1,653    $  909         55%
Operating Expense as % of Sales       15.9%       12.8%      3.1%

Total operating expense for the twenty-six week period ended July 3, 1999 increased $909,619, or 55%, over the comparable period in 1998. This increase was due to a number of causes, including, but not limited to the following principal factors listed in descending order of importance:

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

Each of these factors are the result of direct management action and are part of a continuing trend to expand production, marketing, facilities and product improvements. While the increases were substantial, both as a percentage of the prior year period and in actual dollars, it was in keeping with the Company's plan to invest heavily in infrastructure, to set the stage for profitable growth in the second half of 1999 and the coming years.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both the twenty-six week period ended July 3, 1999 and the comparable period ended July 4, 1998 as a result of losses in 1999 and use of tax loss carryforwards in 1998. The Company currently has a tax loss carry forward of approximately $2.2 million.

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

The Company has built a strong network of dealers both domestically and internationally. Collectively, there are approximately 88 dealers currently in place with more being added every month. There are 5 types of dealers in the Company's network; independent dealers, Easyrider stores and franchises, Bikers' Dream franchises, existing Harley DavidsonTM dealers, and Titan dealerships. To date in 1999, 4 dealers with common ownership (Titan of Los Angeles, Titan of Las Vegas, Titan of Houston and Paragon Custom dba Titan of Phoenix) represented 20% of the Company's sales. Majority ownership of these dealerships are held by principals in the Company. No other dealer represents more than 5% of sales.

As of July 3, 1999, backlog orders stood at approximately $1.4 million, compared with approximately $1.2 million at the same time in 1998. The Company is presently completing an average of more than 25 motorcycles each week. At this production volume the entire backlog can be shipped within 1 month, assuming the availability of customized options.


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

As the specifics of potential problems are not yet known, a detailed contingency plan has not yet been developed. Once more information is known from the survey of vendors, a specific contingency plan for likely scenarios will be developed. The Company would anticipate this being completed by the end of the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $3.4 million of cash in operating activities in the twenty-six week period ended July 3, 1999 compared with $4.3 million in the comparable period in 1998. In first half 1999 net loss adjusted for depreciation and amortization consumed $818,816. In first half 1998 net income adjusted for depreciation and amortization provided $348,791. Inventories increased $1.8 million in the twenty-six week period in 1999 over the $3.5 million increase in the comparable period of 1998. Accounts receivable increased by $2.0 million on increased sales of $3.1 million as many of the second quarter 1999 sales were at the end of the period, and funding had not yet been received from the flooring company as of quarter end. The Company operates under a manufacturer's flooring agreement with Transamerica Financial Corp., whereby most dealers finance their motorcycle inventory directly with Transamerica Financial Corp. and the Company receives funds in a more timely manner. The contractual agreement with Transamerica Financial Corp. is at no cost to the Company, but provides for a repurchase obligation on the part of the Company should a Titan dealership fail to meet its financial obligation and Transamerica Financial Corp. seizes motorcycles in new condition upon a dealer's default. When Titan invoices a dealer using the Transamerica Financial Corp. program, a copy of the invoice is sent to Transamerica Financial Corp. by Titan, and Transamerica Financial Corp. pays the Company in full within 7 to 10 calendar days. Approximately 60-65% of all sales are currently paid for through this arrangement with Transamerica Financial Corp. The majority of the remainder are cash sales.

Capital expenditures totaled $684,451 in the twenty-six week period ended July 3, 1999 compared with $64,394 in the comparable period in 1998. These expenditures were predominantly associated with bringing on line the new manufacturing facility.

Cash was provided through the issuance and sale of stock for $1.1 million in first half of 1999 as compared with $500,000 in first half 1998. Additionally, the Company had net borrowings of $2.9 million in 1999 as compared with $3.6 million in 1998. A more detailed description of cash flows can be found in the attached financial statements.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 5. Other Information
-------------------------

Union
-----

On July 27, 1999 the Company received an order from the National Labor Relations Board (NLRB) calling for an election of all Titan production employees to determine whether Teamster's Union Local 104 will represent said employees in collective bargaining. The election is slated for mid-September 1999.


Titan of Houston
----------------

During the second quarter of 1999, BPF-LLC, a holding company beneficially owned by Patrick Keery, Barbara Keery, and Frank Keery along with an third-party investor, purchased American Biker Houston, Texas after outside Directors of the Company voted to forego such purchase on behalf of the Company. The third-party investor in the holding company is the principal of an investment banking firm that has assisted the Company in Capital raising functions. American Biker was a Titan retail dealer and continues as a dealer for the Company under the new name of Titan of Houston. Titan of Houston is continuing to sell the products of the Company under the standard dealorship contract of the Company without any special concessions of contract provisions.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits

Exhibit No.   Description
-----------   -----------

27            Financial Data Schedule

    (b)  Reports on Form 8-K

During the quarter ended July 3, 1999, and the period from July 4 through August 14, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TITAN MOTORCYCLE COMPANY OF AMERICA
          (Registrant)



/s/ Francis Kerry         August 16,1999
----------------------------------------
Francis Keery                       Date
Chairman and CEO


/s/ Robert Lobban         August 16, 1999
----------------------------------------
Robert Lobban                       Date
Chief Financial Officer