Form 10QSB
period 1999-10-02
TITAN MOTORCYCLE CO OF AMERICA INC
filed 1999-11-16
CIK 1053691

FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 2, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------   --------------------
Commission file number    000-24477
                         ----------

                       TITAN MOTORCYCLE COMPANY OF AMERICA
                       -----------------------------------
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
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Number of shares of common stock, par value $.001, outstanding as of
                         November 15, 1999: 17,147,333.


                         TITAN MOTORCYCLE CO. OF AMERICA

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
-----------------------------------------

       Consolidated Balance Sheet as of October 2,  1999 ......................................1

       Consolidated  Statements  of  Operations  for  the  thirteen-weeks  ended
        October  2,  1999  and  October  3,  1998,   respectively  and  for  the
        thirty-nine-weeks   ended   October   2,  1999  and   October  3,  1998,
        respectively...........................................................................2

       Consolidated  Statements  of Cash  Flow for the  thirty-nine-weeks  ended
        October       2,       1999       and       October       3,       1998,
        respectively...........................................................................4

       Notes to Consolidated Financial Statements..............................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.....................................................................................7


PART II.  OTHER INFORMATION
---------------------------

Item 2.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                        TITAN MOTORCYCLE CO. OF AMERICA
                          Consolidated Balance Sheets


                                                          October 2, 1999
                                                          -------------------
Assets                                                      (Unaudited)

Current assets:
        Cash                                                  1,012,793
        Accounts receivable, net                              3,669,760
        Accounts receivable - related party                   1,882,688
        Inventories                                          16,252,702
        Prepaid expenses                                        964,635
                                                            -----------
        Total current assets                                 23,782,578

Property and equipment, net                                   1,954,559
Other assets                                                     62,312
Trademarks                                                       67,619
                                                            -----------
        Total assets                                         25,867,068
                                                            ===========



Liabilities and stockholders' equity

Current liabilities:
        Bank Overdraft                                          714,753
        Accounts payable                                      3,458,211
        Accrued expenses                                      1,257,158
        Current portion of notes payable                        599,993
                                                            -----------
        Total current liabilities                             6,030,115

Notes payable                                                11,534,470
                                                            -----------
        Total liabilities                                    17,564,585

Redeemable preferred stock
        Cummulative preferred stock,
         4,000 shares outstanding, $.001 par value,
         including accrued dividends                          3,146,556

Stockholders' equity
        Common stock, par value $.001; 100,000,000
        shares authorized                                        17,138
        Additional paid in capital - Common                   9,484,974
        Unearned compensation                                   (31,477)
        Accumulated deficit                                  (4,314,708)
                                                            -----------
        Total stockholders' equity                            4,355,927
                                                            -----------
        Total liabilities and stockholders' equity           25,867,068
                                                            ===========


   The accompanying notes are an integral part of these financial statements.


                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                       Thirteen Weeks Ended              Thirteen Weeks Ended
                                                                         October 2, 1999                    October 3, 1998
                                                                  ------------------------------     ----------------------------

Sales, net                                                                    5,845,472                       8,163,723

Cost of goods sold                                                            5,478,383                       7,042,716
                                                                             ----------                      ----------

       Gross profit                                                             367,089                       1,121,007
                                                                             ----------                      ----------

Operating expenses:
       Selling, general and administrative                                    1,524,290                         655,135
       Research and development                                                 116,425                          75,978
                                                                             ----------                      ----------
             Total operating expenses                                         1,640,715                         731,113

             Income (loss) from operations                                   (1,273,626)                        389,894

Other income (expense):
       Other income (expense)                                                   (39,304)                         18,506
       Interest expense                                                        (245,697)                       (144,557)
                                                                             ==========                      ==========
             Total other income (expense)                                      (285,001)                       (126,051)
                                                                             ==========                      ==========

Income (loss) before income taxes                                            (1,558,627)                        263,843
       Income taxes                                                              (5,172)                           --
                                                                             ----------                      ----------

       Net income (loss)                                                     (1,563,799)                        263,843
                                                                             ==========                      ==========


Income (loss) per common share - basic and diluted                           $    (0.09)                     $     0.01

   The accompanying notes are an integral part of these financial statements



                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Thirty-Nine Weeks Ended                  Thirty-Nine Weeks Ended
                                                         October 2, 1999                         October 3, 1998
                                                  -------------------------------      -----------------------------


Sales, net                                               21,942,382                                  21,055,020

Cost of goods sold                                       19,537,794                                  18,243,430
                                                        -----------                                 -----------

       Gross profit                                       2,404,588                                   2,811,590
                                                        -----------                                 -----------

Operating expenses:
       Selling, general and administrative                3,973,378                                1,815,053.01
       Research and development                             229,827                                     188,932
                                                        -----------                                 -----------
             Total operating expenses                     4,203,205                                   2,003,985

             Income (loss) from operations               (1,798,617)                                    807,606

Other income (expense):
       Other income (expense)                               (41,987)                                    (16,485)
       Interest expense                                    (669,585)                                   (264,966)
                                                       -----------                                  -----------
             Total other income (expense)                  (711,572)                                   (281,451)
                                                        ===========                                 ===========

Income (loss) before income taxes                        (2,510,188)                                    526,155
       Income taxes                                          (5,172)                                       --
                                                        -----------                                 -----------

       Net income (loss)                                 (2,515,360)                                    526,155
                                                        ===========                                 ===========


Income (loss) per common share - basic and diluted      $     (0.15)                                $      0.03


   The accompanying notes are an integral part of these financial statements.



                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   Thirty-Nine Weeks Ended            Thirty-Nine Weeks Ended
                                                      October 2, 1999                           October 3, 1998
                                                ------------------------------     ------------------------------
Cash Flows from Operating Activities:
      Net income (loss)                                (2,515,360)                               526,155
      Adjustements to reconcile net income
       (loss) to net cash used
          in operating activities:
          Depreciation and amortization                   216,044                                137,298
          Stock compensation expense                        7,264                                   --
      Net change in balance sheet accounts
          Accounts receivable                            (902,086)                            (3,452,253)
          Inventories                                  (4,414,700)                            (4,477,651)
          Other assets                                   (247,176)                              (635,569)
          Accounts payable                                376,219                              1,483,847
          Accrued expenses                                306,596                                (75,387)
                                                       ----------                             ----------
      Net cash used in operations                      (7,173,199)                            (6,493,560)
                                                       ----------                             ----------

Cash Flows from Investing Activities:

      Purchase of property and equipment               (1,087,044)                              (183,167)
      Purchase of trademarks                               (7,487)                                (8,083)
                                                       ----------                             ----------
      Net cash used in investing activities            (1,094,531)                              (191,250)
                                                       ----------                             ----------

Cash Flows from Financing Activities

      Bank overdraft                                      637,016                                   --
      Issuance of stock                                 1,813,257                               500,000
      Issuance of preferred stock                       3,536,693
      Borrowing                                         1,000,000                                   --

      Net increase in line of credit                    2,285,159                              6,664,996
                                                       ----------                             ----------
      Net cash provided by financing activities         9,272,125                              7,164,996

      Net increase in cash                              1,004,395                                480,186
      Cash and cash equivilants at beginning of year        8,398                                 85,468
      Cash and cash equivilants at end of period        1,012,793                                565,654
                                                        =========                             ==========
Supplemental Cash Flow Information:

      Cash paid for:
          Interest                                      1,019,364                                148,776
          Income taxes                                      5,222                                      0

      Non-cash investing and financing activities
          Stock issued in exchange for advertising                                               250,000


   The accompanying notes are an integral part of these financial statements.

                         TITAN MOTORCYCLE CO. OF AMERICA
                 Notes to the Consolidated Financial Statements
                       October 2, 1999 and October 3, 1998

NOTE 1 - Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 2, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 2, 1999 audited consolidated financial statements. The results of operations for the period ended October 2, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - Earnings Per Share

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                      Thirty-Nine Weeks Ended                               Thirty-Nine Weeks Ended
                                          October 2, 1999                                       October 3, 1998
                                  Income          Shares          Per Share             Income        Shares       Per Share
                                  (Numerator)     (Denominator)   Amount                (Numerator)  (Denominator)   Amount
Basic EPS
Net Income (Loss) available
to common shareholders           $(2,525,223)    17,057,589   $  (0.15)$                 526,155    16,437,333   $   0.03

Effects of Dilutive Securities
Common stock options                    --             --          --                       --         328,865         --
Redeemable preferred stock              --             --          --                       --            --           --
Common stock warrants                   --             --          --                       --            --           --

Diluted EPS
Net Income (Loss) available
to common shareholders           $(2,525,223)    17,057,589   $  (0.15)$   526,155    16,766,198   $   0.03

Note 3 - Note Payable

At October 2, 1999 the Company has an asset based line of credit, bearing interest at prime plus .5% (6.125% at January 2, 1999) which is due monthly. The line of credit has a $10 million maximum capacity with an outstanding balance of $8,776,789.59 at October 2, 1999. The principal is due April 10, 2000 if the line is not renewed. Borrowings under the asset based line of credit are collateralized by the first priority security interest in substantially all of the Company's assets and are senior to all other borrowings. The unused line of credit bears interest at a rate of .25% per year due monthly. This financing agreement contains certain financial covenants and precludes capital expenditures in excess of $500,000 per year. During the year, the Company's capital expenditures exceed this amount. The Company has received a waiver for this violation, and has negotiated a higher allowable provision for capital spending.

                         TITAN MOTORCYCLE CO. OF AMERICA
                 Notes to the Consolidated Financial Statements
                       October 2, 1999 and October 3, 1998

On July 22, 1999, the Company entered into a note for the amount of $1 million, bearing interest at 12% per annum, with principle due beginning January 1, 2001. Proceeds from this note were used to fund operations.

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

During September 1999, the Company sold 4,000 shares of Series A convertible preferred stock in a private placement offering for $4 million. Dividends accumulate quarterly at a rate of 6% annually. Preferred shareholders have preference over common stockholders in dividends and liquidation rights. Series A preferred stock does not carry with it voting rights. As of October 2, 1999, each preferred share is convertible into common shares at a price of $2.6812 per share. This conversion price resets periodically after 12 months at the lower of 90% of the average market price for the 10 day period preceding the reset date or 130% of the previous conversion price. Net proceeds of $3.8 million from the offering were used to fund day-to-day operations.

During September 1999, the Company issued warrants to purchase 372,967 shares of the Company's common stock at a purchase price of $3.21744 per share. These warrants expire on September 17, 2004.

                       TITAN MOTORCYCLE COMPANY OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

13 Week Period Ended October 2, 1999, Compared with 13 Week Period Ended October 3, 1998

OVERALL

Net Sales for the thirteen-week period ended October 2, 1999 of $5.8 million were $2.3 million, or 28%, lower than net sales for the comparable period in 1998. The Company recorded a net loss of $1.6 million, or $(0.09) per share, in 1999 compared with net income of $272,843 or $0.01 per share, for 1998.


RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                            1999              1998              DECREASE         % CHANGE
                                            ----              ----              --------         --------

Motorcycle Units                                246               282                36              13%

Net Sales (in $ 000's):
Motorcycles                                 $ 5,616           $ 7,884           $ 2,268             28%
Motorcycle Parts and Accessories            $   229           $   280           $    51             18%
Total Motorcycles and Parts                 $ 5,845           $ 8,164           $ 2,319             28%

As indicated in the above chart, the Company's business continues to consist primarily of motorcycles sales. A small amount of business has been done in parts and accessories. Parts and Accessories sales were approximately 4% of revenues.

The decrease in motorcycle shipments was associated with production issues at the factory. The growth achieved in prior periods was disrupted primarily due to part supply issues affecting both the existing high-end line of motorcycles as well as the new Phoenix line of products. These issues had a major negative impact on production during the first half of the quarter. The latter portion of the quarter saw most of these issues resolved and production volumes increased again.

GROSS PROFIT
                            1999          1998          DECREASE      % CHANGE
                            ----          ----          --------      --------
Gross Profit (In 000's)     $367         $1,121           $754           67%
Gross Margin %               6.3%          13.7%%          7.4%

In the thirteen-weeks ended October 2, 1999, gross profit decreased $1.1 million or 67%, as compared to the comparable period in 1998. The gross profit margin was 6.3% as compared with 3.7% in 1998.

In 1999, the Company's cost of goods sold (COGS) has been negatively impacted as a result of the first year in new additional facilities and costs associated with ramping-up both the new facility and new employees in anticipation of increased production rates. These "ramping up" activities consist principally of amassing the various elements necessary to rapidly increase unit production output, including:

o adding expanded floor space for manufacturing,  storage and personnel offices,
o adding staff, both hourly and salaried,  throughout the organization,
o adding production equipment to facilitate higher unit volume output.

During the third quarter, these start-up costs were exacerbated due to parts delivery issues that reduced production. Rather than lose the newly trained employees, the Company chose to maintain staffing to allow the ramp-up to take place quickly once the parts issues were resolved. This additional labor and supporting overhead resulted in a much higher cost per unit during third quarter than the Company had previously experienced or would anticipate in the future.

These costs were partially offset by an aggressive cost reduction program focused primarily on component purchase costs. The Company anticipates improvement in its gross profit in the fourth quarter of 1999 and in 2000 as a result of significant engineering and cost reduction efforts, as well as the continued increase in customization of its high-end products. This improvement has been slowed in 1999 by the introduction of the new "Phoenix by Titan" line of motorcycles and the start-up costs associated with its introduction. Gross margins should benefit in future periods from volume purchases of components, vertical integration, and by redesigning components of its motorcycles.

As discussed above, the Company's expected sales for the new Phoenix line of motorcycles was negatively impacted during the third quarter of 1999 due to parts availability from two outside suppliers. Failure to achieve anticipated Phoenix line production was a significant factor in the disparity between sales revenues and increased support costs. The lower than planned volumes in the third quarter primarily impacted labor and overhead utilization resulting in a decline in gross profit margin.

OPERATING EXPENSES
                                            1999              1998              INCREASE         % CHANGE
                                            ----              ----              --------         --------
Operating Expenses (In 000's)               $1,641            $731              $910             125%
Operating Expense as % of Sales               27.9%            4.2%             23.7%

Total operating expense for the thirteen-week period ended October 2, 1999 increased $909,601, or 125%, over the comparable period in 1998. This increase was due to a number of causes, including, but not limited to the following principal factors listed in descending order of importance:

o an increase in salaries and wages attributed to building both the management and support staff necessary to support a rapidly growing and significantly larger Company;
o an increase in rent costs associated with the occupation of a second building earlier in 1999 to support the introduction of the Phoenix line of motorcycles.
o a substantial increase in advertising, trade show and promotional activities to build the Company's brand name and recognition, and drive higher sales levels; and
o    an increase in depreciation and amortization expense.

Each of these factors is the result of direct management action and is part of a continuing trend to expand production, marketing, facilities and product improvements. While the increases were substantial, both as a percentage of the prior year period and in actual dollars, it was in keeping with the Company's plan to continue to invest heavily in infrastructure, to position the Company for profitable in the future.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both the thirteen-week period ended October 2, 1999 and the comparable period ended October 3, 1998 as a result of losses in 1999 and use of tax loss carryforwards in 1998. The Company currently has a tax loss carry forward of approximately $3.7 million. The Company paid Alternative Minimum Tax of $5,172 during 1999.

39 Week Period Ended October 2, 1999, Compared with 39 Week Period Ended October 3, 1998

OVERALL

Net Sales for the thirty-nine week period ended October 2, 1999 of $21.9 million were $887,362, or 4%, higher than net sales for the comparable period in 1998. The Company recorded a net loss of $2.5 million, or $(0.15) per share, in 1999 compared with net income of $535,158 or $0.03 per share, for 1998.

RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                              1999              1998              INCREASE         % CHANGE
                                              ----              ----              --------         --------

Motorcycle Units                                 788               747                 41              5%

Net Sales (in $ 000's):
Motorcycles                                 $ 21,299          $ 20,358              $ 941              5%
Motorcycle Parts and Accessories            $    643        $      697              $ (54)            (8)%
Total Motorcycles and Parts                 $ 21,942          $ 21,055              $ 887              4%

As indicated in the above chart, the Company's business continues to consist primarily of motorcycles sales. A small amount of business has been done in parts and accessories. Parts and Accessories sales approached 3% of revenue.

The increase in motorcycle shipments is due to several reasons. Chief among them is the continuing growth in reputation of the Company's motorcycles and the resulting demand this has created. This, combined with the Company's investment in new facilities and staff to meet the growth requirements, continues to drive the growth in demand. The growth was constrained in second and third quarters due to part supply issues affecting both the existing high-end line of motorcycles as well as the introduction of the new Phoenix line of products. Most of these issues have been resolved and production volumes have again increased.


GROSS PROFIT
                                            1999              1998              DECREASE         % CHANGE
                                            ----              ----              --------         --------
Gross Profit (In 000's)                     $2,405            $2,812            $407             (14)%
Gross Margin %                              11.0%             13.4%             2.4%

In the thirty-nine weeks ended October 2, 1999, gross profit decreased $407,002 or 14%, as compared to the comparable period in 1998. The gross profit margin was 11.0% as compared with 13.4% in 1998.

In 1999, the Company saw its cost of goods sold (COGS) negatively impacted as a result of the first year in new additional facilities and costs associated with ramping-up both the new facility and new employees to support the introduction of the Phoenix line of motorcycles. These "ramping up" activities consist principally of amassing the various elements necessary to rapidly increase unit production output, including:

o adding expanded floor space for manufacturing,  storage and personnel offices,
o adding staff, both hourly and salaried, throughout the organization, o adding production equipment to facilitate higher unit volume output.

During the second and third quarter, these start-up costs were exacerbated due to parts delivery issues that reduced production. Rather than lose the newly trained employees, the Company chose to maintain staffing to allow the ramp-up to take place quickly once the parts issues were resolved. This additional labor and supporting overhead resulted in a much higher cost per unit during these periods than the Company had previously experienced or would anticipate in the future.

These costs were partially offset by an aggressive cost reduction program focused primarily on component purchase costs. The Company anticipates improvement in its gross profit in the fourth quarter of 1999 and in 2000 as a result of significant engineering and cost reduction efforts, as well as the continued increase in customization of its high-end products. This improvement has been slowed in 1999 by the introduction of the new "Phoenix by Titan" line of motorcycles and the start-up costs associated with its introduction. Gross margins should benefit in future periods from volume purchases of components, vertical integration, manufacturing more parts in-house, and by redesigning components of its motorcycles.

As discussed above, the Company's expected sales for the new Phoenix line of motorcycles was negatively impacted during the second and third quarters of 1999 due to parts availability from two outside suppliers. Failure to achieve anticipated Phoenix line production was a significant factor in the disparity between sales revenues and increased support costs. The lower than planned volumes in these periods primarily impacted labor and overhead utilization resulting in a decline in gross profit margin.


OPERATING EXPENSES

                                            1999              1998              INCREASE         % CHANGE
                                            ----              ----              --------         --------
Operating Expenses (In 000's)               $4,203            $2,004            $2,199           110%
Operating Expense as % of Sales               19.1%              9.5%              9.6%

Total operating expense for the thirty-nine week period ended October 2, 1999 increased $2.2 million, or 110%, over the comparable period in 1998. This increase was due to a number of causes, including, but not limited to the following principal factors listed in descending order of importance:

o a substantial increase in advertising, trade show and promotional activities to build the Company's brand name and recognition, and drive higher sales levels; and
o an increase in salaries and wages attributed to building both the management and support staff necessary to support a rapidly growing and significantly larger Company;
o an increase in rent expense associated with the occupation of a second building early in 1999 to support the introduction of the Phoenix line of motorcycles.
o    an increase in legal and accounting expense;

Each of these factors are the result of direct management action and are part of a continuing trend to expand production, marketing, facilities and product improvements. While the increases were substantial, both as a percentage of the prior year period and in actual dollars, it was in keeping with the Company's plan to invest heavily in infrastructure, to set the stage for profitable growth in the future.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both the thirty-nine week period ended October 2, 1999 and the comparable period ended October 3, 1998 as a result of losses in 1999 and use of tax loss carryforwards in 1998. The Company currently has a tax loss carry forward of approximately $3.7 million. The Company paid Alternative Minimum Tax of $5,172 during 1999.


WORKING CAPITAL MANAGEMENT

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

The Company has built a strong network of dealers both domestically and internationally. Collectively, there are approximately 86 dealers currently in place with more being added every month. There are 5 types of dealers in the Company's network; independent dealers, Easyrider stores and franchises, Bikers' Dream franchises, existing Harley DavidsonTM dealers, and Titan dealerships. To date in 1999, 4 dealers with common ownership (Titan of Los Angeles, Titan of Las Vegas, Titan of Houston and Paragon Custom dba Titan of Phoenix) represented 20% of the Company's sales. Majority ownership of these dealerships are held by principals in the Company. No other dealer represents more than 5% of sales.

As of November 10, 1999, backlog orders stood at approximately $9.5 million compared with approximately $1.2 million at the same time in 1998. The Company is presently completing an average of more than 35 motorcycles each week. At this production volume the entire backlog can be shipped within 4 months, assuming the availability of customized options.


OTHER MATTERS

IMPACT OF YEAR 2000
-------------------

The "Year 2000 Problem" (Y2K) exists because many existing computer programs use only two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results.

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

Relative to areas other than information systems, the Company has investigated this area for potential problems. As the Company does not have a high degree of computer controlled equipment in its production process, the risk in this area is low and the Company has not identified any areas of non-compliance in its analysis.

With regard to third party Year 2000 issues, the Company has completed a survey of all of its supplier base and has been assured by all suppliers that they are compliant and that there should be no disruption in supply. The Company is continuing discussions with its supplier base to ascertain the potential for a negative impact on the Company's operations and what steps are being taken to ensure continuity of supply of parts and service. While the Company believes its plans and actions are adequate to deal with the Year 2000 issues internally, and that it will be compliant, there is no guarantee, despite assurances, that all suppliers and other parties that are essential to the Company's operations will similarly do so. While the Company is single sourced for many of its components, there are alternative suppliers for all required parts. The potential exists for a material negative effect on Company operations if a key supplier does not adequately address the issue in a timely manner. The Company is working with all key suppliers throughout this time period to ensure continuity of supply. The Company has completed reviews of all of its suppliers, with most reporting full compliance already in place or to be completed by the end of the fourth quarter 1999. The Company will continue to solicit information from suppliers that have not responded and follow up on those that have not completed their compliance activities.

The Company has also evaluated the risks associated with this problem and its customers through discussions with key dealers. As the ordering process from dealers is a manual one, and stocks of motorcycles on each dealer's floor is a relatively low number (typically between 5 and 25 units), the Company and the dealers involved in these discussions believe that the Year 2000 problem will have no material impact to either the dealers or the Company.

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

The most likely worst case Year 2000 scenario would be for a key supplier to not become compliant; however, all key suppliers have responded as fully compliant to a supplier survey. If no steps were taken to address this issue, it could result in the Company's operations being shut down until the problem was resolved. As discussed above, the Company is continuing to analyze each key supplier to ensure compliance to assure continuity of supply.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $7.2 million of cash in operating activities in the thirty-nine week period ended October 2, 1999 compared with $6.5 million in the comparable period in 1998. Through the first three quarters of 1999, the net loss adjusted for depreciation and amortization consumed $2.3 million. Through the first three quarters of 1998 net income adjusted for depreciation and amortization provided $663,453. Inventories increased $4.4 million in the thirty-nine week period in 1999 compares with a $4.5 million increase in the comparable period of 1998. Accounts receivable increased by $902,080 on increased sales of $887,362 as much of the third quarter 1999 sales occurred during the later part of the period, and some of the funding had not yet been received. The Company operates under a manufacturer's flooring agreement with Transamerica Financial Corp. and other financial institutions, whereby most dealers finance their motorcycle inventory directly with Transamerica Financial Corp. and the Company receives funds in a more timely manner. The contractual agreement with Transamerica Financial Corp. is at no cost to the Company, but provides for a repurchase obligation on the part of the Company should a Titan dealership fail to meet its financial obligation and Transamerica Financial Corp. seizes motorcycles in new condition upon a dealer's default. When Titan invoices a dealer using the Transamerica Financial Corp. program, a copy of the invoice is sent to Transamerica Financial Corp. by Titan, and Transamerica Financial Corp. pays the Company in full within

7 to 10 calendar days. Approximately 60-65% of all sales are currently paid for through this arrangement with Transamerica Financial Corp. The remainder of the sales are currently paid for either through other financial institutions or via cash sales.

Capital expenditures totaled $1.1 million in the thirty-nine week period ended October 2, 1999 compared with $191,250 in the comparable period in 1998. These expenditures were predominantly associated with bringing on line the new manufacturing facility and the purchase of a new facility in Germany to house European office and warehouse.

Cash was provided through the issuance and sale of stock for $1.6 million in the first three quarters of 1999 as compared with $500,000 in the comparable period in 1998. A convertible preferred stock was also issued in September 1999, providing $3.8 million in new capital. Additionally, the Company had net borrowings of $3.3 million in 1999 as compared with $6.6 million in 1998.

At the end of the third quarter, the Company had available cash (net of overdraft on operating account) of $298,040. In addition, the Company had access to $1.2 million on it's credit line.

The Company continues to explore its options for financing alternatives to provide increased liquidity to support the anticipated growth in fourth quarter 1999 and in 2000. A more detailed description of cash flows can be found in the attached financial statements.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

 SERIES A CONVERTIBLE PREFERRED STOCK

In September, the Company issued 4,000 shares of Series A Convertible Preferred Stock. Upon liquidation of the Company, if any, the holders of the Series A Convertible Preferred Stock will be entitled to receive, before any distribution to holders of the common stock of the Company or of any other class or series of capital stock ranking junior to the Series A Convertible Preferred Stock, liquidation distributions equal to $1,000 per share, plus any accrued and unpaid dividends.

The Series A Convertible Preferred Stock has no general voting rights. However, holders of the Series A Convertible Preferred Stock have the right to consent to the issuance of any capital stock that is senior to the Series A Convertible Preferred Stock, and to any amendment to the terms of the Series A Convertible Preferred Stock. In addition, pursuant to the purchase agreements entered into in connection with the issuance of the Series A Convertible Preferred Stock, without the consent of the holders of the Series A Convertible Preferred Stock, the Company may not issue for approximately 12 months after issuance of the Preferred Stock, any common stock (or securities convertible into common stock), at a price below the market price of the common stock on the date of issuance, except in certain specified instances. For approximately 18 months after issuance, the holders of the Series A Convertible Preferred Stock also have a right of first refusal to acquire any such equity securities except in specified instances set forth in the purchase agreements related to the Series A convertible Preferred Stock.

The Series A Convertible Preferred Stock is currently convertible at any time into a maximum of 3,429,400 shares of the common stock of the Company at a fixed conversion price of $2.6812 per share which represents the average market price of the common stock of the Company for the ten days prior to the issuance of the Series A Convertible Preferred Stock on September 17, 1999, the date the Company sold the Series A Convertible Preferred Stock. Commencing September 17, 2000, the conversion price is adjusted every six months to be the lesser of (a) 130% of the prior conversion price or (b) 90% of the average market price for the ten days prior to such adjustment date. The conversion price is subject to further adjustment under certain other circumstances, including the inability of the Company to provide the Series A Convertible Preferred Stockholders with common stock certificates on a timely basis after receiving notice of their conversion, and the failure of the Company to pay any applicable redemption price when due.

Upon an adjustment of the conversion price, the number of shares into which the Series A Convertible Preferred Stock may be converted is correspondingly adjusted. The conversion price and number of shares of common stock underlying the Series A Convertible Preferred Stock is also subject to adjustment for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the common stock of the Company.

Dividends at the rate of $60 per annum per share are payable in cash or, at the option of the Company, may be added to the value of the Series A Convertible Preferred Stock subject to conversion and to the $1,000 per share liquidation preference of the Series A Convertible Preferred Stock.

If the Company is in compliance with various provisions, the Company has the right at any time to redeem the Series A Convertible Preferred Stock at a premium (generally, 120% of its $1,000 per share liquidation value plus accrued and unpaid dividends), and under certain circumstances, at the market value of the common stock into which the Series A Convertible Preferred Stock would otherwise be convertible. Assuming the Company is in compliance with various provisions, after the third anniversary of issuance, the Company may redeem the Series A Convertible Preferred Stock at its liquidation value plus accrued and unpaid dividends.

The holders of the Series A Convertible Preferred Stock have the right to force the Company to redeem all or some of their Series A Convertible Preferred Stock at the greater of the premium or converted market value described above under the following circumstances:

o there is no closing bid price reported for the common stock of the Company for five consecutive trading days;

o the common stock of the Company ceases to be listed for trading on the Nasdaq SmallCap Market; (or other National Markets)

o the holders of the Series A Convertible Preferred Stock are unable, for 30 or more days (whether or not consecutive) to sell their common stock issuable upon conversion of the Series A Convertible Preferred Stock pursuant to an effective registration statement;

o the Company defaults under any of the agreements relating to the sale by the Company of the Series A Convertible Preferred Stock, including the failure of the Company to timely deliver certificates for common stock upon conversion;

o       certain business combination events;

o the adoption of any amendment to the Articles of Incorporation of the Company materially adverse to the holders of the Series A Convertible Preferred Stock without the consent of the holders of a majority of the Series A Convertible Preferred Stock; and

o the holders of the Series A Convertible Preferred Stock are unable to convert all of their shares because of limitations under exchange or market rules that require stockholder approval of certain stock issuances and we fail to obtain such approval.

Complete  details  of the  rights and  preferences  of the Series A  Convertible
Preferred  Stock are set forth in the  Certificate of  Designations  attached as
Exhibit 4.1 to the Form 8-K described below in paragraph 6(b) of this report.

RECENT SALES OF UNREGISTERED SECURITIES

On September 17, 1999 the Company closed a transaction for the sale to private U.S. investors of four thousand shares of a newly authorized Series A Convertible Preferred Stock. The rights and preferences of Series A Convertible Preferred Stock are briefly described above in this Item 2. The Series A Convertible Preferred Stock is convertible anytime into a maximum of 3,429,400 shares of the common stock of the Company at a fixed conversion price of $2.6812 which represents the average market price of the common stock of the Company for the ten days prior to the issuance of the Series A Convertible Preferred Stock on September 17, 1999. Commencing September 17, 2000 the conversion price is adjusted every six months, until September 17, 2002.

The Company also issued warrants in connection with the offering of the Series A Convertible Preferred Stock. The warrants issued to the Series A Convertible Preferred stockholders allowed such stockholders to purchase 372,967 shares of common stock of the Company. The Company also issued warrants to purchase an additional 25,000 shares of common stock to an entity and its designees as partial compensation for their assistance in placing the Series A Convertible Preferred Stock. The exercise price of all warrants is $3.21744 per share. These warrants are the only warrants currently outstanding. The warrants expire on September 17, 2004. The recipients of the Series A Convertible Preferred Stock and of the warrants are U.S. entities making written representations of their "accredited investor" status, and the issuance of the shares as exempt from registration under the provisions of Regulation D promulgated by the Securities and Exchange Commission.

ITEM 5. Other Information
-------------------------

Union
-----

On July 27, 1999 the Company received an order from the National Labor Relations Board (NLRB) calling for an election of all Titan production employees to determine whether Teamster's Union Local 104 will represent said employees in collective bargaining. The election was slated for mid-September 1999. On August 31, 1999 the Company received notice that the Union's petition had been withdrawn, and that no elections would be necessary. Further, Teamster's Union Local 104 was precluded from filing for election for election for a period of 6 months from such date.



ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

Exhibit No.       Description
-----------       -----------

27                Financial Data Schedule

         (b)  Reports on Form 8-K

During the quarter ended October 2, 1999, and the period from October 3 through November 15, 1999, the Company filed a single report on Form 8-K. This report was filed on October 1, 1999 (SEC film no. 99721962), and reported the preferred stock transaction described above in Item 2 of Part II.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TITAN MOTORCYCLE COMPANY OF AMERICA
                         (Registrant)



                                           November 15, 1999
/s/ Francis Kerry
-----------------
Francis Keery                              Date
Chairman and CEO


                                           November 15, 1999
/s/ Robert Lobban
-----------------
Robert Lobban                              Date
Chief Financial Officer