Form 10QSB/A
period 1999-10-02
TITAN MOTORCYCLE CO OF AMERICA INC
filed 1999-11-16
CIK 1053691

FORM 10-QSB/A
                       Securities and Exchange Commission
                             Washington, D.C. 20549

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

Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                        TITAN MOTORCYCLE CO. OF AMERICA
                          Consolidated Balance Sheets


                                                          October 2, 1999
                                                          -------------------
Assets                                                      (Unaudited)

Current assets:
        Cash                                                  1,012,793
        Accounts receivable, net                              3,669,760
        Accounts receivable - related party                   1,882,688
        Inventories                                          16,252,702
        Prepaid expenses                                        964,635
                                                            -----------
        Total current assets                                 23,782,578

Property and equipment, net                                   1,954,559
Other assets                                                     62,312
Trademarks                                                       67,619
                                                            -----------
        Total assets                                         25,867,068
                                                            ===========



Liabilities and stockholders' equity

Current liabilities:
        Bank Overdraft                                          714,753
        Accounts payable                                      3,458,211
        Accrued expenses                                      1,257,158
        Current portion of notes payable                        599,993
                                                            -----------
        Total current liabilities                             6,030,115

Notes payable                                                11,534,470
                                                            -----------
        Total liabilities                                    17,564,585

Redeemable preferred stock
        Cummulative preferred stock,
         4,000 shares outstanding, $.001 par value,
         including accrued dividends                          3,146,556

Stockholders' equity
        Common stock, par value $.001; 100,000,000
        shares authorized                                        17,138
        Additional paid in capital - Common                   9,484,974
        Unearned compensation                                   (31,477)
        Accumulated deficit                                  (4,314,708)
                                                            -----------
        Total stockholders' equity                            5,155,927
                                                            -----------
        Total liabilities and stockholders' equity           25,867,068
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