Form 10KSB
period 2000-01-01
TITAN MOTORCYCLE CO OF AMERICA INC
filed 2000-04-17
CIK 1053691

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

             /X/ Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the Fiscal Year
                              Ended January 1, 2000

                        Commission File Number: 000-24477

                              TITAN MOTORCYCLE CO.
                                   OF AMERICA

                 (Name of small business issuer in its charter)

            Nevada                                         86-0776876
------------------------------------                       ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

    2222 West Peoria Avenue
    Phoenix, Arizona                                          85029

(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:             (602) 861-6977

Securities registered under Section 12(g) of the Exchange Act: common stock

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         State issuer's revenues for its most recent fiscal year   $ 26,939,962

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: High $2.313 Low: $2.218 as of March 31, 2000.

                  $17,078,306  Non - Affiliate Float

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,181,187 as of March 31, 2000.

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

ITEM 1.  DESCRIPTION OF BUSINESS

The genesis of Titan Motorcycle Co. of America ("Titan") was a small retail aftermarket motorcycle shop known as Paragon Custom Cycles in Phoenix, Arizona, which was owned and operated by the Company founder, Patrick Keery. Paragon specialized in aftermarket Harley Davidson(TM) customizations, repairs and upgrades, as well as the sale of a wide range of optional equipment and parts for the Harley Davidson(TM) line.

Through the design talents of its founder, Paragon became known for its unique award-winning Harley Davidson(TM) customizations. It was not unusual for such customizations to increase a stock vehicle's cost by 50% to 100% of the original purchase price. In the customizing process, a good deal of factory installed hardware was removed and discarded and major design restrictions improved.

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

By 1994, the aftermarket Harley Davidson(TM) parts market had gestated to the point where all major and minor components, including engine and drive trains, required to design and build a unique custom motorcycle from inception were readily available. While quality and continuity of supply were major challenges, a well connected shop owner could secure the necessary parts and labor to build the customer's dream creation.

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

The present Company was incorporated in 1994 employing the foregoing production techniques. Shortly after the incorporation, it became apparent that Titan needed additional capital to grow and that it would be advantageous to seek out and complete a merger with a publicly held company which, as a result, would provide both a public market and a new source of capital. Readily available was Mojave Financial Services, Inc. At the time, Mojave was essentially inactive. A merger was completed in June of 1996, with Mojave Financial Services, Inc. contributing its capital; and, as the surviving entity, assuming the name Titan Motorcycle Co. of America, a Nevada corporation. Titan Motorcycle Co. of America, the pre-merger entity, was incorporated as an Arizona successor corporation to Paragon on December 12, 1994 and ceased existence pursuant to the foregoing merger and name change. The integrated Company has existed and continues since the date of merger on June 11, 1996.

All present financial statements and other disclosures concerning Titan are based upon the merger accounting. The merger was accounted for as a recapitalization of Titan because the shareholders of Titan controlled Titan after the acquisition. There was no adjustment to the carrying value of the assets or liabilities of Titan in the exchange. Titan is the acquiring entity for legal purposes and Titan is the surviving entity for accounting purposes.

Research and development activities of Titan are ongoing. In the fiscal year 1999, Titan expended approximately $466,000 in research and development and had expended $301,000 on research and development in fiscal year 1998.

Titan provides a six month warranty for all parts and labor with regard to its motorcycle products. In fiscal year 1999 warranty expense totaled approximately $415,000. Titan has also obtained an extended warranty for two and one half years or three and one half years (for a total warranty of 3 or 4 years depending on model).

The principal suppliers of the Company, and the parts purchased from these suppliers are identified in the table on the below page.

                VENDOR                           CITY AND STATE                        PARTS PURCHASED
                ------                           --------------                        ---------------
S&S CYCLE                                  VIOLA, WI                                 MOTORS/MOTOR PARTS

DAYTEC                                     HESPERIA, CA                              FRAMES/SHEET METAL

CUSTOM CHROME                              MORGAN HILL, CA                               MISC. PARTS

PERFORMANCE MACHINE                        LA PALMA, CA                             WHEELS/ROTORS/BRAKES

JIMS USA                                   CAMARILLO, CA                          TRANSMISSIONS/MOTOR PARTS

DEANO'S                                    TEMPE, AZ                                    PAINTED PARTS

URSCHEL MANUFACTURING                      SCOTTSDALE, AZ                           FORWARD CONTROL/PEGS

WORKS PERFORMANCE                          CANOGA PARK, CA                                 SHOCKS

There are alternative sources for all items listed in the table. In some cases there might be delays in the manufacturing process while alternate suppliers gear up to meet production level requirements. In some cases these delays could be considered to be material.

DESCRIPTION OF THE COMPANY

Titan has expanded its manufacturing and distribution facilities at 2222 West Peoria Avenue, Phoenix, Arizona 85029. It presently occupies two leased structures having approximately 124,000 square feet of combined administrative, manufacturing, assembly and distribution space. Titan has a current five year lease on these premises at the rate of approximately $65,000 per month.

It is reasonably anticipated that the present physical facilities should be adequate for Titan's anticipated manufacturing and distribution needs into the year 2002.

In fiscal 1999, the Company opened a new product development center located within a few miles of its main facilities. This approximately 3,200 square feet facility is reserved for development and testing of new bikes, parts and subsystem designs.

Titan believes it has developed a unique design and manufacturing process for the large customized displacement motorcycle industry. Titan offers seven (7) custom model configurations and four (4) "Phoenix" models. In addition, Titan brings a unique service to its customers by allowing the customers to specifically "predesign" the end product down to the customization of colors and finish. The completed product, in its custom design configuration and based upon one of the basic models, can be delivered within eight to ten weeks of an order. Customers not desiring individual customization can choose one of the basic custom models in standard finish and configuration and be assured of prompt delivery, usually from dealer floor stock.

Titan believes itself to be the market leader in volume production, customized V-twin motorcycles as evidenced by its rapidly expanding distribution network. New designs and the introduction of the "Phoenix" line of four new models in 1999 should insure continuing leadership in this market niche.

This custom manufacturing and service concept is made possible by the application of a small production team or single skilled artisan who is responsible for assembling each unit from component parts.

Titan believes it is unique in providing this degree of customization resulting in essentially a "hand built" new vehicle at a cost and design advantage to purchasing a typical stock model V-twin, such as Harley Davidson(TM) and paying for customization through an individual shop. Additionally, the customer is assured of state of the art design, assembly and testing technology. For comparison purposes, the price of the basic Titan models range from the top of the line "Gecko", currently selling at retail for $29,065, to the "Phoenix" at $20,495. This compares to a non-customized similar displacement stock Harley Davidson at approximately $15,000 to $20,000. Currently the products of Titan are being distributed through 60 domestic dealers, and 26 foreign dealers with current expansion plans underway.

EMPLOYEES

As of March 15, 2000, Titan had 189 full-time employees, of whom 148 work in engineering and manufacturing; 11 work full-time in marketing; and 30 work in staff and administration. Titan is not subject to any collective bargaining agreement.

FOREIGN OPERATIONS

The foreign operations of Titan consist solely of sales of its products through non-U.S. distributors of the motorcycles of Titan.

SUBSIDIARY OF TITAN

Titan has one subsidiary. Titan Motorcycle GmbH, Alte Hersfelder Str. 30, 36289 Friedewald, Germany is wholly owned by Titan. Titan Motorcycle GmbH was established in April 1998 to set up a marketing organization for Titan in Europe. Its function is to coordinate with and offer support to dealers and other marketing partners in Europe, to organize and participate in trade shows and develop product advertising and promotional activities for Titan and its authorized dealers, and to establish a central office in Europe to handle Titan's business affairs.

ITEM 2.  DESCRIPTION OF PROPERTY.

In March 1997, Titan moved to its present manufacturing and distribution facilities to 2222 West Peoria Avenue, Phoenix, Arizona 85029. In September 1998, Titan entered into a second lease with the same landlord for an adjacent parcel of property. Under the combined leases, Titan presently occupies two leased structures having approximately 124,000 square feet of combined administrative, manufacturing, assembly and distribution space. Approximately 15,800 square feet are devoted to offices with the remaining area dedicated to production and warehouse. Titan has just entered the third year of a current five-year lease on these premises at an aggregate rate for the two leases of approximately $65,000 per month. Titan has maintained its former leased facility at 2002 East Indian School Road, Phoenix, Arizona on a month to month basis at the current monthly cost of $3,978.

It is reasonably anticipated that the present physical facilities should be adequate for Titan's anticipated manufacturing and distribution needs into the year 2002.

ITEM 3.  LEGAL PROCEEDINGS

Titan is involved in certain litigation encountered in the normal course of business. Management does not believe that the ultimate resolution of any of the cases involved will have a material impact on the Company's financial position or results from operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The stock of the Company is traded on the NASDAQ SmallCap market. As of March 31, 2000, there were more than 634 shareholders of record of the common stock of the Company. As of the same date, 17,181,187 shares of common stock were outstanding. Actual trading volume of the stock of the Company in fiscal year 1999 has been moderate.

Provided in the following table is the price range of the Company's stock for the eight most recent quarters, and as of March 31, 2000. The referenced quotations do not reflect inter-dealer prices, dealer retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                           PRICE RANGE OF COMMON STOCK

                                TRANSACTION PRICE

Quarter & Year                           High                                  Low
--------------                           ----                                  ---

1st 1998                                 4.630                                 3.000

2nd 1998                                 6.500                                 3.750

3rd 1998                                 5.190                                 3.625

4th 1998                                 5.125                                 4.125

1st 1999                                 4.500                                 3.750

2nd 1999                                 4.125                                 3.810

3rd 1999                                 4.000                                 2.375

4th 1999                                 3.625                                 2.625

   March 31, 2000              high          $2.313                low    $2.218

The Company has paid no dividends on common stock during its two most recent calendar years, and has no present intention to pay dividends in fiscal year 2000.

RECENT SALES OF UNREGISTERED SECURITIES.

On March 9, 2000, Titan sold to private U.S. investors two thousand shares of a newly authorized Series B Convertible Preferred Stock. Total gross proceeds for the private placement transaction were $2,000,000.

The Series B Convertible Preferred Stock is convertible into a maximum of 3,436,000 shares of the common stock of the company. For the first year after issuance, the Series B Convertible Preferred Stock is convertible at a fixed conversion price of $1.75. Thereafter, the conversion price is adjusted every six months to the lesser of:

-        the prior conversion price, or

-        the average market price for the ten days prior to the adjustment date.

Titan also issued warrants in connection with the offering of the Series B Convertible Preferred Stock. The warrants issued to the Series B Convertible Preferred stockholders allowed such stockholders to purchase 250,000 shares of common stock of the company. Titan also issued warrants to purchase an additional 12,500 shares of common stock to an entity and its designees as partial compensation for their assistance in placing the Series B Convertible Preferred Stock. The exercise price of all warrants is $2.00 per share. The warrants expire on March 9, 2005.

The recipients of the Series B Convertible Preferred Stock and of the warrants are U.S. entities making written representations of their "accredited investor" status. Titan reasonably believes that the issuance of the shares is exempt from registration under the provisions of Regulation D promulgated by the Securities and Exchange Commission.

Subsequent to its fiscal year ending January 1, 2000, Titan made three separate private placements to three non-U.S. investors as defined in Regulation S promulgated by the Securities and Exchange Commission. Pursuant to these transactions, Titan has agreed to issue 543,480 shares of its restricted common stock for the aggregate sum of $750,000.

In April 2000, the Company entered into an agreement to satisfy the annual installment payment and all accrued interest as of January 1, 2000 related to a loan with a private lender by issuing 724,638 shares of its restricted common stock. The shares will be issued pursuant to the exemption from registration provided under Regulation S promulgated by the Securities and Exchange Commission. The total amount of principal and interest satisfied pursuant to this transaction is approximately $1,050,000. The payment of these amounts is documented in a Modification and Partial Payment Agreement entered into between Titan and the lender.

The Regulation S transactions are deemed exempt from registration. Titan reasonably believes, and the purchasers specifically warranted and represented to Titan, that (a) the purchasers were not U.S. persons as that term is defined under Regulation S; (b) at the time the buy orders for the securities were originated, the purchasers were outside of the United States; (c) the purchasers were purchasing the securities for their own account and not on behalf of any U.S. person; (d) the sale had not been pre-arranged with a purchaser in the United States; (e) all offers and resales of the securities would only be made in compliance with Regulation S; and (f) the sales transactions were made in compliance with all laws of the country of domicile of the purchasers, and of any political subdivision thereof, and the customary practices and documentation of such jurisdictions. The certificates representing the shares to be issued in such transactions will bear the appropriate restrictive legend.

Except as otherwise disclosed above, no commissions or finders fees were paid on any of the referenced transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

The audited consolidated financial statements as of January 1, 2000, and for fiscal years ended January 1, 2000 and January 2, 1999 are enclosed with this Form 10-KSB. Reference is made to the Consolidated Financial Statements filed with this Registration Statement for greater detail regarding the financial position of the Company.

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

                          1/1/00         1/2/99        12/31/97        12/31/96        12/31/95
                          ------         ------        --------        --------        --------
Revenue               $ 26,939,692    $ 27,913,025   $ 13,064,145    $  4,983,876    $    625,284

Net Income (Loss)     ($ 8,060,282)   $    237,479   ($ 1,673,743)   ($    95,496)   ($   257,513)

Earnings (Loss) Per
Share(1)              ($      0.47)   $       0.01   ($      0.11)   ($      0.01)   ($      0.02)

Total Assets          $ 22,181,445    $ 18,420,223   $  8,769,057    $  3,318,289    $    187,244

Long-Term
Obligations           $  2,647,169    $  8,249,311   $  1,928,664    $    502,521    $    252,113

--------

      (1) These figures have been restated to reflect the two-for-one forward split of the stock of the Company which took effect in March 1997.

FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

OVERALL

Net Sales for fiscal 1999 of $26.9 million were $1 million less than net sales of $27.9 million for fiscal 1998. The Company experienced a net loss of $8.1 million, or ($0.47) per common share as compared to net income of $237,000 or $0.01 per common share for fiscal 1998.

Over the past year, the Company continued investing in building an infrastructure that is necessary to meet anticipated sales growth along with the development of new models and features for its customer base. Part of this investment is in the Company's engineering capability, which is focused on developing new products and components as well as continuing to improve upon the current products and production processes. Other investments have been made in building the management team of the Company, developing marketing capabilities focused on building the Titan brand name, adding new facilities to support the introduction of the Phoenix line of products and upgrading computer systems to support anticipated growth of the business.

RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                                       INCREASE
                                     1999      1998   (DECREASE)    % CHANGE
                                     ----      ----   ----------    --------
Motorcycle Units                     1,010     1,001         9         --
Net Sales (in $ 000's):
Motorcycles                        $26,224   $27,286   $(1,062)       (03)%
Motorcycle Parts and Accessories       715       627        88         14%
Total Motorcycles and Parts        $26,939   $27,913   $  (974)       (03)%

 As indicated above, the Company's business consisted primarily of motorcycle sales. Parts and Accessories sales were approximately 2% of total revenues. The Company's Clothing and accessories product line, introduced in late 1997, continues to be well received

 The increase in motorcycle shipments is lower than anticipated and relates primarily to production issues. The Company's historically rapid growth was disrupted primarily due to part supply issues during start-up operations for its new Phoenix line of bikes. The disruption duration was long enough to cause liquidity problems which led to part supply problems on its high end product line as well. These issues, among others, had a major, negative impact on production output during 1999.

 GROSS PROFIT (LOSS)

                                     1999        1998     DECREASE     % CHANGE
                                   --------------------------------------------
Gross Profit (Loss) (In 000's)     $ (339)    $  4,193    $(4,532)       (108)%
Gross Margin %                       (1.0)%       15.0%     (16)%

 In 1999, the Company's cost of goods sold ("COGS") has been negatively impacted by the Company's transition into its new facility and costs associated with ramping-up both the new facility and new employees in preparation of anticipated increased production volume. The "ramping-up" activities consist principally of amassing the various elements necessary to rapidly increase unit production output, including:

- Adding expanded floor space for manufacturing, storage and personnel offices

-        Adding staff, both hourly and salaried, throughout the organization

-        Adding production equipment to facilitate higher unit volume output

-        Expansion of marketing and promotion activities

During 1999, these costs were exacerbated due to parts delivery issues that reduced production. Labor inefficiencies and overhead resulted in a higher cost per unit than the Company has experienced historically. Management anticipates lower costs per unit for the first quarter and throughout fiscal 2000.

Production was less than anticipated due to the delayed introduction of the new "Phoenix by Titan" line of motorcycles. Expected sales of the Phoenix line were negatively impacted due to unexpected limitation on parts availability from two outside suppliers. Failure to achieve anticipated Phoenix line production volume was a significant factor in the Companys' lower than expected sales volume and resulting cost inefficiencies.

Management has plans in place to improve the gross margin with volume purchases of components, vertical integration , motorcycle and component redesign and improved utilization of labor and overhead.

OPERATING EXPENSES

                                   1999      1998    INCREASE  % CHANGE
                                   ----      ----    --------  --------
Operating Expenses (In 000's)     $6,885    $3,486    $3,399     97%
Operating Expense as % of Sales       25%     12.5%    (12.5%)

The increase in operating expenses for fiscal 1999 as compared to fiscal 1998 is due to a number of factors, including but not limited to the following:

- An increase in salaries and wages attributed to enhancing the management and support staff necessary to support anticipated growth. Salary and benefit expense increased in this area from approximately $1.58 million in fiscal 1998 to approximately $2.11 million in fiscal 1999.

- Increased advertising, trade show and promotional activities related primarily to the "roll-out" of the Phoenix line and web site development.

- Legal and accounting expense increased from approximately $126,000 in fiscal 1998 to approximately $354,000 in fiscal 1999.

INTEREST EXPENSE

Interest expense was approximately $933,000 and $477,000 for fiscal years ended 1999 and 1998, respectively. The increased interest expense is due primarily to the Company's $4.1 million dollar increase in debt and additional bank fees incurred related to a line of credit.

 CONSOLIDATED INCOME TAXES

The Company had an effective tax rate of 0.0% in both fiscal 1999 and fiscal 1998 as a result of the net operating loss in fiscal 1999 and the use of tax loss carryforwards in 1998. The Company has net operating loss carryforwards of approximately $8.4 million as of January 1, 2000.

WORKING CAPITAL MANAGEMENT

The Company supplies motorcycles to its dealers in one of two ways. First, the dealer can specify the motorcycle completely with customized paint and selected options with a lead time of 6-8 weeks, sometimes slightly longer during peak season. Alternatively, the dealer can select a completed bike from the Company's available Finished Goods inventory list for immediate shipment or one from the current production schedule that will be available inside the normal lead time window. The Company builds some inventory of finished motorcycles during the winter months that is consumed during the spring/summer peak season. During the rest of the year the Company normally maintains a low level of finished goods inventory.

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

The Company has built a strong network of dealers both domestically and internationally. Collectively, there are approximately 86 dealers currently in place with more being added every month. There are 5 types of dealers in the Company's network; independent dealers, "Easyrider" stores and franchises, "Bikers' Dream" franchises, existing Harley Davidson(TM) dealers, and Titan dealerships. In 1999, 4 dealers with common ownership (Titan of Houston, Titan of Los Angeles, Titan of Las Vegas, and Paragon Custom dba Titan of Phoenix) represented 18% of the

Company's sales. In 1998, three dealers with common ownership, (Titan of Los Angeles, Titan of Las Vegas, and Paragon Custom dba Titan of Phoenix) represented 22.4% of the Company's sales. Majority ownership of these dealerships are held by principals in the Company. No other dealer represents more than 5% of sales.

As of March 31, 2000, backlog orders stood at approximately $7.3 million, compared with approximately $1.4 million and $1.2 million at the same time in 1998 and 1997, respectively. The Company is presently completing an average of more than 40 motorcycles each week. Management anticipates increasing to more than 50 per week in the second quarter of fiscal 2000.

DESCRIPTION OF MARKETS

The typical buyer of the Company's products is a male businessman or professional between 35 and 55 years of age, who has previously owned a production line motorcycle. The average age of a motorcycle owner is increasing, with the customer's median annual earnings exceeding $70,000. It is anticipated that the population of foreign motorcycle enthusiasts may actually increase at a greater rate than the domestic market.

It is generally accepted that demand for the customized V-twin motorcycle will significantly outstrip production for the next several years. At present, the Company occupies a unique niche in its capacity to produce, from the ground up, a customized high-end V-twin motorcycle on a production basis, while preserving the capacity to complete special orders. The Company does not anticipate significant competition in this sector for the next twelve to twenty-four months. Several companies compete in the market in and below the $20,000 price range, headed by Harley Davidson(TM) who is clearly the dominant manufacturer. There is currently no indication that they intend to move into Titan's market niche, but the possibility of that happening at some time in the future cannot be discounted. There are other builders that are currently smaller than the Company in the below $20,000 price range that are starting to produce some motorcycles at higher prices. The Company believes that none of these builders has any significant position in the Titan's niche at this time.

Over the next three years, management anticipates the Company will increase its market share of V-twin motorcycles, including both production line products and custom models, from its estimated 0.5% market share in 1997 to 2% by the year 2002. The Company estimates that it has a major market share for V-twin motorcycles over $25,000 and anticipates that this market sector will also continue to increase.

International motorcycle sales were lower in 1999 than 1998 due primarily to a general softness in demand in Asian markets related to general local economic conditions.

During the first quarter of 1999, the Company introduced its new website (www.titanmotorcycle.com). New features will be introduced to the website in several stages throughout 2000. The site will provide information to potential motorcycle customers and investors, allow customers to purchase clothing and accessories directly from the Company, and provide information on available motorcycle stock to the Company's dealers as well as other features.

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

NEWLY ISSUED ACCOUNTING STANDARDS

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes application of generally accepted accounting principles related to revenue recognition. The Company is currently evaluating the impact of this SAB.

IMPACT OF YEAR 2000

The Company has not experienced any adverse effects related to the Year 2000 issue. Costs associated with the Company's Year 2000 compliance efforts were immaterial with no additional costs anticipated.

LIQUIDITY AND CAPITAL RESOURCES

During 1999, the Company satisfied its working capital needs principally with funds obtained from a line of credit and certain financing transactions entered into during the year. The net decrease in cash of approximately $25,000 is primarily comprised of the following:

- Net cash used in operating activities totaled approximately $8,346,000, primarily due to the net loss incurred in 1999, an increase in inventory of approximately $5.6 million, a decrease in accounts receivable of approximately $2.4 million, along with changes in current assets and liabilities.

- Net cash used in investing activities totaled approximately $944,000 primarily due to purchases of fixtures and equipment for the expanded manufacturing capabilities and establishment of the Phoenix product production line.

- Cash generated from financing activities totaled approximately $9,315,000 during 1999 primarily from approximately $5.3 million in net proceeds on the sale of company stock, approximately $2.7 million in increased borrowing against the Company's available line of credit, and $ 1 million in additional financing.

For the two years ending January 1, 2000, the Company has incurred a net loss of approximately $8.1 million and net income of approximately $237,000, respectively. The Company has a cash balance of approximately $34,000 and an accumulated deficit of approximately $9.8 million as of January 1, 2000. These factors, among other things, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Management is pursuing various options in order to provide necessary financing. As discussed in Note 9 to the consolidated financial statements, management's plans to resolve near term cash flow issues include the following transactions:

- Negotiating a new $15 million line of credit with additional cash availability;

- A private placement equity financing to provide approximately $3-5 million in cash flow, less offering costs; and

-        Projected improvement of operating results.

Management believes that if it can finalize the financing alternatives that it is pursuing together with its projected improvement in operating results for 2000, the Company will generate sufficient resources to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required, and ultimately to attain profitability. There can be no assurance, however, that these sources will be available to the Company on acceptable terms or when necessary.

INFLATION

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

ITEM 7.      FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of January 1, 2000
         Consolidated Statements of Operations for the years ended
            January 1, 2000 and January 2, 1999

         Consolidated Statements of Cash Flows for the years ended January 1,
            2000 and January 2, 1999

         Consolidated Statements Shareholders' Equity for the years ended
            January 1, 2000 and January 2, 1999

       Notes to Consolidated Financial Statement

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Titan Motorcycle Co. of America

In our opinion, the accompanying consolidated balance sheet, statement of operations, stockholders' equity and cash flows present fairly, in all material respects the financial position of Titan Motorcycle Co. of America and its subsidiary at January 1, 2000 and the results of their operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements; assessing the accounting principles used and significant estimates made by management; and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers, LLP

Phoenix, Arizona
April 14, 2000

TITAN MOTORCYCLE CO. OF AMERICA
CONSOLIDATED BALANCE SHEET
AS OF JANUARY 1, 2000

                                                                                                  JANUARY 1, 2000
                                                                                                  ---------------
                                     ASSETS
CURRENT ASSETS:
   Cash                                                                                              $     33,700
   Accounts receivable, net of allowance of $247,000                                                    1,228,311
   Accounts receivable - related party                                                                    999,252
   Inventories                                                                                         17,451,996
   Prepaid expenses                                                                                       351,483
                                                                                                     ------------
     Total current assets                                                                              20,064,742

Property and equipment, net                                                                             2,013,905
Other assets                                                                                               17,317
Trademarks, net                                                                                            85,481
                                                                                                     ------------
     TOTAL ASSETS                                                                                    $ 22,181,445
                                                                                                     ============


            LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft                                                                                    $    305,538
   Accounts payable                                                                                     3,891,287
   Accrued expenses                                                                                     2,158,985
   Note payable - line of credit                                                                        9,779,731
   Current portion of notes payable                                                                       627,825
                                                                                                     ------------
     Total current liabilities                                                                         16,763,366

Note payable - related party                                                                            2,199,980
Mortgage note payable                                                                                     370,407
Other long term liabilities                                                                                76,782
                                                                                                     ------------
     TOTAL LIABILITIES                                                                                 19,410,535

Redeemable preferred stock

   Cummulative preferred stock, 3,973 shares outstanding, $.001 par value,
   including accrued dividends                                                                          3,536,739

Stockholders' Equity

   Common stock, par value $.001; 100,000,000 shares
     authorized and 17,160,980 shares issued and outstanding                                               17,162
   Additional paid-in capital                                                                           9,098,252
   Unearned compensation                                                                                  (31,475)
   Accumulated deficit                                                                                 (9,849,768)
                                                                                                     ------------
     TOTAL STOCKHOLDERS' DEFICIT                                                                         (765,829)
                                                                                                     ------------
     TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT                                    $ 22,181,445
                                                                                                     ============

  The accompanying footnotes are an integral part of the financial statements.

TITAN MOTORCYCLE CO. OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 1, 2000 AND JANUARY 2, 1999

                                                                                              JANUARY 1, 2000       JANUARY 2, 1999
                                                                                              ---------------       ----------------
Sales, net                                                                                     $ 26,939,692            $ 27,913,025

Cost of goods sold                                                                               27,278,623              23,719,621
                                                                                               ------------            ------------

     Gross profit (loss)                                                                           (338,931)              4,193,404
                                                                                               ------------            ------------

Operating expenses:
   Selling, general and administrative                                                            6,419,134               3,184,696
   Research and development                                                                         465,905                 301,184
                                                                                               ------------            ------------
     Total operating expenses                                                                     6,885,039               3,485,880

     Income (loss) from operations                                                               (7,223,970)                707,524

Other income (expense):
   Other income (expense)                                                                            97,216                 (31,883)
   Interest expense                                                                                (933,528)               (476,765)
                                                                                               ------------            ------------
     Total other income (expense)                                                                  (836,312)               (508,648)
                                                                                               ------------            ------------

Income (loss) before income taxes and cumulative
   effect of change in accounting principle                                                      (8,060,282)                198,876
     Income taxes                                                                                        --                      --
                                                                                               ------------            ------------
Income (loss) before cumulative
   effect of change in accounting principle                                                      (8,060,282)                198,876
                                                                                               ------------            ------------

Cumulative effect of change in accounting principle (Note 1)                                             --                  38,603
                                                                                               ------------            ------------
     Net income (loss)                                                                         $ (8,060,282)           $    237,479
                                                                                               ============            ============

Income (loss) per common share - basic and diluted:
   Income (loss) before cumulative effect
     of change in accounting principle                                                         $       (.47)           $        .01
   Cumulative effect of change in accounting principle                                                   --                      --
                                                                                               ------------            ------------
   Net income (loss) per common share                                                          $       (.47)           $        .01
                                                                                               ============            ============

Weighted average number of common shares and equivalents
   Basic                                                                                         17,092,068              16,416,823
   Diluted                                                                                       17,092,068              16,746,218

  The accompanying footnotes are an integral part of the financial statements.

TITAN MOTORCYCLE CO. OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 1, 2000 AND JANUARY 2, 1999

                                                                                    ADDITIONAL
                                                COMMON STOCK                          PAID-IN          UNEARNED
                                                   SHARES           AMOUNT            CAPITAL        COMPENSATION
                                               ---------------  ----------------  ----------------  ---------------
BALANCE, DECEMBER 31, 1997                         16,210,666          $ 16,211       $ 6,480,769

Issuance of common stock for cash
    at $3.00 per share                                166,667               167           499,833

Issuance of common stock for
    advertising services at $4.17 per share            60,000                60           249,940

Issuance of stock options                                                                  41,875          (41,875)

Amortization of unearned compensation                                                                        3,134

Net income
                                               ---------------  ----------------  ----------------  ---------------

BALANCE, JANUARY 2, 1999                           16,437,333   $        16,438   $      7,272,417  $      (38,741)

Issuance of common stock for cash                     700,000               700         1,349,250
    at $2.25 per share

Issuance of common stock
    for services                                       23,647                24            82,976

Issuance of warrants                                                                      463,307

Preferred stock dividends                                                                 (69,698)

Amortization of unearned compensation                                                                        7,266

Net loss
                                               ---------------  ----------------  ----------------  ---------------

BALANCE, JANUARY 1, 2000                          17,160,980          $ 17,162       $ 9,098,252         $ (31,475)
                                               ===============  ================  ================  ===============



                                                    ACCUMULATED
                                                      DEFICIT             TOTAL
                                                 ------------------  ----------------
BALANCE, DECEMBER 31, 1997                            $ (2,026,965)      $ 4,470,015

Issuance of common stock for cash
    at $3.00 per share                                                       500,000

Issuance of common stock for
    advertising services at $4.17 per share                                  250,000

Issuance of stock options                                                          -

Amortization of unearned compensation                                          3,134

Net income                                                 237,479           237,479
                                                 ------------------  ----------------

BALANCE, JANUARY 2, 1999                         $       (1,789,486) $      5,460,628

Issuance of common stock for cash                                          1,349,950
    at $2.25 per share

Issuance of common stock
    for services                                                              83,000

Issuance of warrants                                                         463,307

Preferred stock dividends                                                    (69,698)

Amortization of unearned compensation                                          7,266

Net loss                                                (8,060,282)       (8,060,282)
                                                 ------------------  ----------------

BALANCE, JANUARY 1, 2000                              $ (9,849,768)       $ (765,829)
                                                 ==================  ================

  The accompanying footnotes are an integral part of the financial statements.

TITAN MOTORCYCLE CO. OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 1, 2000 AND JANUARY 2, 1999

                                                              JANUARY 1,    JANUARY 2,
                                                                2000           1999
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $(8,060,282)   $   237,479
   Adjustments to reconcile net (loss)
     to net cash used in operating activities:
       Depreciation and amortization                             386,993        167,621
       Cumulative effect of change in accounting principle            --        (38,603)
       Stock compensation expense                                  7,266          3,134
   Net changes in balance sheet accounts:

       Accounts receivable                                     2,422,799     (3,675,901)
       Inventories                                            (5,613,994)    (5,314,639)
       Other assets                                              410,571         18,908
       Accounts payable                                          809,295      1,029,260
       Accrued expenses                                        1,291,423        504,231
                                                             -----------    -----------
         Net cash used in operating activities                (8,345,929)    (7,068,510)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                          (919,887)      (626,769)
   Purchase of trademarks                                        (24,170)        (8,852)
                                                             -----------    -----------
         Net cash used in investing activities                  (944,057)      (635,621)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Bank overdraft                                                227,801         77,737
   Issuance of common stock                                    1,349,950        500,000
   Issuance of preferred stock and warrants                    3,930,348             --
   Proceeds from notes payable                                 1,000,000             --
   Line of credit, net                                         2,807,189      7,049,324
                                                             -----------    -----------
         Net cash provided by financing activities             9,315,288      7,627,061
                                                             -----------    -----------

Net increase (decrease) in cash                                   25,302        (77,070)

Cash and cash equivalents at beginning of year                     8,398         85,468
                                                             -----------    -----------
Cash and cash equivalents at end of year                     $    33,700    $     8,398
                                                             ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                  $   655,180    $   251,593
   Income taxes                                              $        --    $        --

Non-cash Investing and Financing Activities:
   Stock issued in exchange for services                     $    83,000    $   250,000
   Inventory in exchange for advertising                     $        --    $   112,305
   Preferred stock dividends                                      69,698             --

  The accompanying footnotes are an integral part of the financial statements.

TITAN MOTORCYCLE CO. OF AMERICA
CONSOLIDATED FINANCIAL STATEMENT FOOTNOTES
FOR THE YEARS ENDED JANUARY 1, 2000 AND JANUARY 2, 1999

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

         The Company manufactures custom design motorcycles and sells them to authorized dealers or to the general public. The consolidated financial statements of the Company include all of the accounts and balances of its wholly owned German subsidiary, Titan Motorcycle GmbH. Intercompany transactions and balances are eliminated.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Fiscal Year End

         Effective January 1, 1998, the Company changed its fiscal year-end from December 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company maintains accounts at financial institutions located in Phoenix, Arizona. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances occasionally exceed that amount.

         Accounts Receivable

         Accounts receivable potentially subjects the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. Sales and accounts receivable to related parties represent a significant concentration as discussed in Note 8.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         Property and Equipment

         Property and equipment are stated at cost. Effective January 1, 1998, the Company changed its method of depreciation from an accelerated to the straight-line method. The Company believes the new method more appropriately reflects the economic benefit received from these assets. The cumulative effect of this change was a decrease to depreciation expense of $38,603. The effect of this change related to fiscal 1998 depreciation was a decrease of approximately $55,000.

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

         Revenue Recognition

         The Company's revenue is derived primarily from the sale of custom-built motorcycles. Revenue is recognized upon shipment to the customer. Export sales totaled approximately $872,000 and $2,028,000 for the years ended January 1, 2000 and January 2, 1999, respectively.

         Advertising Expense

         The Company expenses advertising costs as incurred. Advertising expense for fiscal year 1999 and 1998 totaled approximately $920,000 and $344,656, respectively.

         Non-monetary Transactions

         The Company records non-monetary transactions based on the fair value of the goods and/or services exchanged.

         Income Taxes

         The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

         Newly Issued Accounting Standards

         Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130) established standards for reporting and display of comprehensive income and its components. SFAS 130 requires a separate financial statement to report the components of comprehensive income for each period reported. The Company does not have any material components of other comprehensive income and therefore has not shown a separate statement.

         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes application of generally accepted accounting principles related to revenue recognition. The Company is currently evaluating the potential impact of this SAB.

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

3.       INVENTORIES

         Inventories at January 1, 2000, consist of the following:

Raw materials and supplies                                                            $10,607,330
Work-in-process                                                                         2,461,800
Finished goods                                                                          4,382,866
                                                                                      -----------
Total inventories                                                                     $17,451,996
                                                                                      ===========

4.       PROPERTY AND EQUIPMENT

Property and equipment at January 1, 2000, consist of the following:


Land                                                                  $   50,000
Building                                                                 393,226
Vehicles                                                                 246,522
Machinery and equipment                                                1,116,318
Displays                                                                  52,834
Leasehold improvements                                                   784,580
                                                                      ----------
   Gross property and equipment                                        2,643,480
Less accumulated depreciation and amortization                           629,575
                                                                      ----------
   Net property and equipment                                         $2,013,905
                                                                      ==========


5.       NOTES PAYABLE

         Line of Credit

         At January 1, 2000, the Company has an asset based line of credit, bearing interest at Prime plus .5% (8.25% at January 1, 2000) which is due monthly. The line of credit has a $10 million maximum capacity with an outstanding balance of approximately $9.8 million at January 1, 2000. The principal was due April 10, 2000. In April 2000, the Company obtained an extension for 90 days. (see Note 14). Borrowings under the asset-based line of credit are collateralized by a first priority security interest in substantially all of the Company's assets and are senior to all other borrowings. The unused line of credit bears interest at a rate of .25% per year due monthly. This financing agreement contains certain financial covenants and precludes capital expenditures in excess of $500,000 per year. During the year, the Company violated certain covenants related to this debt.

         Notes Payable - Unsecured

         At January 1, 2000, the Company was obligated under an unsecured note payable for $2,799,980. The current portion of the obligation at January 1, 2000 was $600,00. Approximately $1.8 million and $1.0 million bears interest at 8% and 12%, respectively. Payments of principal and interest were scheduled to begin on January 1, 2000 with the balance to be paid off evenly over three years, or as jointly agreed by the parties. The note and any accrued interest may be converted to common stock, upon mutual agreement by both parties, at any time after January 1, 2000. Accrued interest on the notes at January 1, 2000, approximated $553,000. In April 2000, the Company agreed to issue 724,638 shares of restricted common stock in payment of all accrued interest and principal then due ($600,000) as of January 1, 2000. (See Note 14)

         Mortgage Note Payable

         In September 1999, the Company obtained a loan totaling approximately $400,000 for the purchase of real property in Germany. The loan is collateralized by real property, with payments of principle and interest (amortized over twenty-five years) of $2,300 due monthly. As of January 1, 2000, the outstanding balance of the loan was approximately $398,000.

6.       INCOME TAXES

         The income tax rate on earnings (loss) before cumulative effect of change in accounting principle differed from the Federal statutory rate as follows:

                                                                            1999             1998
                                                                     ------------------------------------
     Federal income tax rate                                               34.0%             34.0%
     State income tax rate, net of federal benefit                          6.0%             6.0%
     Non-deductible expenses                                               .-- %             7.6%
     Effect of valuation allowance                                        <40.0%>           <47.6%>
                                                                     ------------------------------------
     Effective income tax rate                                                0%                0%
                                                                     ====================================

         The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and tax reporting give rise to the deferred income assets and liabilities. Management believes it more likely than not that the Company will not realize its tax assets, and as such, a full valuation allowance is recorded. Deferred income tax assets (liabilities) at January 1, 2000, consist of the following:

     Current:
         Allowance for bad debts and sales returns         $    99,800
               Inventories                                     283,000
                                                           -----------
                                                           $   382,800

           Long-term
               Property and equipment                      $  (109,000)
               Net operating loss carryforwards              3,175,000
               Other                                           406,000
                                                           -----------
                                                           $ 3,854,800
           Valuation Allowance                              (3,854,800)
                                                           -----------
           Net deferred tax asset                                --
                                                           ===========

         As of January 1, 2000, the Company has federal and state net operating loss carryforwards of approximately $8.4 and $5.8 million, respectively. The federal net operating loss carryforwards expire in 2019, while the state net operating loss carryforwards expire in 2004.

7.       SHAREHOLDER'S EQUITY

Common Stock

In February 1999, the Company sold 700,000 shares of its common stock for $2.25 per share. In connection with this transaction, the Company received proceeds, net of related offering costs, of $1,349,250. Additionally, in March 1999, the Company issued 23,647 shares of common stock in a non-cash exchange for marketing services.

Series A Redeemable Preferred Stock

In September 1999, the Company sold 4,000 shares of Series A redeemable, convertible preferred stock for $4 million. The preferred shares receive mandatory dividends at 6% annually, payable quarterly. The Company can elect to pay the dividends in cash, or issue additional shares of Series A preferred stock at $1,000 per share. The preferred stock is non-voting, and has dividend and liquidation preference. Beginning in October 1999, each preferred share is convertible into common shares for $2.6812 per share. The conversion price resets periodically after 12 months at the lower of 90% of the average market price for the 10 day period preceding the reset date or 130% of the previous conversion price. The Company received net proceeds of approximately $3.8 million.

The preferred stock contains conditions for redemption which are not solely within the control of the issuer. As a result, these shares have been classified as mandatorily redeemable.

Warrants

During September 1999, in connection with the issuance of the Series A Preferred Shares, the Company issued warrants to purchase 372,967 shares of the Company's common stock at a purchase price of $3.21744 per share. A portion of the proceeds from the sale of the Series A Preferred Shares has been allocated to the warrants based upon fair value calculated using the Black Sholes Model. These warrants expire on September 17, 2004.

8.          RELATED PARTY TRANSACTIONS AND BALANCES

The Company has transactions in the normal course of business with affiliated dealerships that are partially owned by majority shareholders of the Company. In 1999 and 1998, sales to these affiliated dealerships were approximately $5,117,000 and $6,261,000, respectively. At January 1, 2000, accounts receivable from these affiliated dealerships were approximately $999,000.

9.       COMMITMENTS AND CONTINGENCIES

         Going Concern

         The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         For the two years ended January 1, 2000, the Company has incurred a net loss of approximately $8.1 million and net income of approximately $237,000, respectively. The Company has a cash balance of approximately $34,000 and an accumulated deficit of approximately $9.8 million as of January 1, 2000. In addition, amounts owed under the Company's line of credit are due and payable in July 2000. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

         Management's plans to resolve near term cash flow issues include the following:

         - Negotiating a new $15 million line of credit to obtain additional cash availability;

         - A private placement equity financing to provide approximately $3 - 5 million in cash flow, less offering costs; and

         -        Projected improvement of operating results.

         Management believes that if it can finalize the financing alternatives that it is pursuing, together with its planned improvement in operating results for fiscal 2000, the Company will generate sufficient resources to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required, and ultimately to attain profitability. There can be no assurance, however, that the Company will generate sufficient cash flow, attain profitability, or that additional financing will be available to the Company on acceptable terms or when necessary.

         Operating Lease Commitments

         The Company leases its office, certain vehicles, and manufacturing and warehouse space. Total rent expense for 1999 and 1998 was approximately $725,000 and $387,000, respectively. Future minimum lease payments required under the operating lease agreements are as follows:

                      2000                             $ 835,845
                      2001                             $ 842,401
                      2002                             $ 730,261
                      2003                             $ 690,330
                      2004 and thereafter              $ 174,405

         The Company provides a limited warranty on its motorcycles. The warranty period is thirty-six or forty-eight months, depending on model. The Company bears the costs of warranty work for the first six months. The remaining warranty period is covered by a warranty insurance policy that is purchased, by the Company, from an insurance carrier.

         The majority of the Company's customers finance their purchases from the Company using a third party wholesale financing company. The Company and wholesale financing companies have entered into an agreement whereby, if one of the Company's dealers defaults on its obligation to the finance company, the finance company repossesses the motorcycle, and if the motorcycle is in "like-new" condition, then the Company is obligated to repurchase the motorcycle. To date, the Company has experienced only de minimus repurchases under this agreement

         Supplier Concentration

         Certain parts are critical in order to keep the Company production lines running without serious delay. Although management has alternative suppliers for parts identified as critical, there can be no assurance that the parts will be available at the time and price required. Any prolonged delay in receipt of critical parts could have a material adverse impact on the Company's financial positions and results of operations.

10.      EMPLOYEE BENEFIT PLAN

         On January 1, 1999, the Company established a 401(k) Profit Sharing Plan for all employees of the Company that have completed six months of service and are 21 years of age. The Company provides a discretionary match of the employee contributions. In fiscal 1999, the Company matched 20% of eligible employee contributions up to 6% of eligible wages in 1999 with the issuance of Company common stock.

11.      STOCK OPTIONS AND AWARDS

         The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) and follows Accounting Principle Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for options issued to employees. During 1999, the Company recognized $7,266 in compensation costs related to stock option grants.

         The Titan Motorcycle Co. of America Stock Option and Incentive Plan (the "Plan"), provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, dividend equivalents and performance shares.


A summary of the Company's stock option activity and related information is as follows:

                                                             1999                                     1998
                                                             ----                                   ----
                                                                     Weighted                                Weighted
                                                    Shares           Average                 Shares           Average
                                                 Under Option     Exercise Price          Under Option       Exercise
                                                                                                              Price
                                             ------------------------------------------------------------------------
     Beginning balance outstanding                 925,000            $2.69                    422,000          $2.50
     Granted                                       545,000            $2.78                    618,000          $2.91
     Exercised                                          --                                          --
     Cancelled                                     250,000            $3.64                    115,000          $3.17
                                                 ---------                                   ---------
     Ending balance outstanding                  1,220,000            $2.71                    925,000          $2.69
                                                 ---------                                   ---------

     Exercisable at end of year                    585,773            $2.61                    280,667          $2.54
                                                 ---------                                   ---------
     Shares available for future grants          4,780,000                                   5,075,000
                                                 =========                                   =========

The following table summarizes additional information about the Company's stock options outstanding as of January 1, 2000:

                                            Options Outstanding              Options Exercisable
                                            -------------------              -------------------
                                                            Weighted
                                              Weighted       Average                      Weighted
                                Shares        Average       Remaining       Shares         Average
                                Under         Exercise     Contractual       Under        Exercise
                               Option          Price          Life          Option          Price
                           ------------------------------------------------------------------------
Range of exercise price:
    $1.50 - $2.00                 50,000        $1.80     9.79 years         50,000          $1.80
    $2.01 - $2.50                584,000        $2.34     8.11 years        328,190          $2.48
    $2.51 - $3.00.               468,000        $2.96     8.36 years        204,283          $3.00
    $3.01 - $3.50                 15,000        $3.27     9.87 years             --             --
    $3.51 - $4.00                103,000        $4.00     9.09 years          3,300          $4.00
                           ------------------------------------------------------------------------
                               1,220,000        $2.71     8.38 years        585,773          $2.61

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The pro forma information for 1999 and 1998 follows:

                                                                            1999                 1998
                                                                     ------------------------------------
        Net income (loss)                                            $(8,060,282)               $237,479
        Pro forma compensation expense                                   381,156                 320,098
        Pro forma net income (loss)                                  $(8,441,438)               $(82,619)

         Had the Company elected to adopt the recognition provisions of SFAS No. 123, net loss and net income per share would have been reduced by $.02 and $.01 for 1999 and 1998, respectively.

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at January 1, 2000. The fair value of the financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidated sale.

                                                                         Carrying                Fair
                                                                          Value                 Value
                                                                    ------------------------------------------
           Liabilities
               Line of credit                                           $9,779,731           $9,779,331
               Mortgage note                                            $  339,232           $  339,232
               Unsecured note payable                                   $2,779,980           $2,448,960

         The interest rate on the line of credit is variable, and therefore, the carrying value approximates fair value. The fair value of the unsecured notes payable and mortgage note was calculated using a discounted cash flow approach. It was assumed that the conversion feature would not be exercised. The discount rate was 12%.

13.      EARNINGS PER SHARE

         In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

BASIC EPS                                                 FISCAL 99                                FISCAL 98
                                             ----------------------------------------------------------------------------
Income(loss) before cumulative effect of
change in accounting principle, net
of tax                                       $(8,060,282)     17,092,068     $(0.47)    $198,876     16,416,823     $0.01
Income applicable to cumulative
effect of change in accounting
principle                                             --              --     $  --        38,603             --     $  --
Net income (loss) available to common
shareholders                                 $(8,060,282)     17,092,068     $(0.47)    $237,479             --     $0.01
EFFECTS OF DILUTIVE SECURITIES
Common stock options                                  --              --     $  --            --        306,471     $   -
DILUTED EPS
Net income (loss) available to common
shareholders                                 $(8,060,282)     17,092,068     $(0.47)    $237,479     16,723,294     $0.01

The dilutive effect of stock options is not included in the 1999 calculation of diluted earnings per share as its inclusion would be anti-dilutive.

14.      SUBSEQUENT EVENTS

         Series B Convertible Preferred Stock

         In March 2000, Titan sold to two thousand shares of newly authorized Series B Convertible Preferred Stock. Gross proceeds for the private placement transaction totaled $2,000,000 with net proceeds of approximately $1,800,000.

         Series B Convertible Preferred Stock is convertible into a maximum of 3,436,000 shares of the Company's common stock. For the first year after issuance, the Series B Convertible Preferred Stock is convertible at a fixed conversion price of $1.75. Thereafter, the conversion price is adjusted every six months to the lesser of:

         -        the prior conversion price, or

         - the average market price for the ten days prior to the adjustment date.

         Additionally, with the preferred shares, the Company issued warrants for the purchase of 250,000 shares of the Company's common stock. Titan also issued warrants for the purchase of an additional 12,500 shares of common stock to a third party as partial compensation for their assistance in placing the Series B Convertible Preferred Stock. The exercise price of these warrants is $2.00 per share, with an expiration date of March 9, 2005.

         Issuance of common stock

         Subsequent to is fiscal year ending January 1, 2000, Titan made three separate private placements to three non-U.S. investors as defined in Regulation S promulgated by the Securities and Exchange Commission. Pursuant to these transactions, Titan has agreed to issue 543,480 shares of its restricted common stock for the aggregate sum of $750,000.


         In April 2000, the Company agreed to issue 724,638 shares of restricted common stock in payment of the required annual installment payment of all accrued interest and principle due as of January 1, 2000 on notes payable with a private lender. The total amount of principle and interest paid with the issuance of the preferred shares totaled approximately $1,050,000.

         Amended and Restated Loan and Security Agreement

         In April 2000, the Company signed an agreement which extends the line of credit due on April 10, 2000 for an additional three-months. The extension agreement contains certain additional restrictive covenants and fees. In addition, the maximum borrowing amount has been reduced to $9 million with further reductions of $250,000 every two weeks beginning May 1, 2000. The borrowing base has also been reduced as defined in the agreement.

         Although management anticipates it will be able to obtain a new line of credit from another financial institution, there can be no assurance that it will be able to obtain the financing on acceptable terms and conditions or when necessary.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Effective December 28, 1998, the registrant dismissed Jones, Jensen & Company (herein referred to as the "former accountants") as the independent accountants who are engaged to audit the registrant's financial statements. This decision to change accountants was not based upon any disagreement with the former accountants.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each director and executive officer of Titan had a single failure to file a Form 4 report in fiscal year 1999, which is defined as a known failure to file. The change in stock ownership necessitating the Form 4 filings occurred as a consequence of the grant of common stock options in October, 1999. In December, 1999, an individual director acquired 1,200 shares of Titan common stock in a market transaction and failed to file a Form 4 report regarding the transaction.

The directors and executive officers of the Company are as follows:


    NAME                          AGE              POSITIONS HELD                 PERIOD OF SERVICE
-------------------------------------------------------------------------------------------------------
Francis S. Keery                   57       Chairman of the Board and CEO        Since December 1994
-------------------------------------------------------------------------------------------------------
Patrick Keery                      31       President and Director               Since December 1994
-------------------------------------------------------------------------------------------------------
Barbara S. Keery                   56       Vice President, Secretary and        Since December 1994
                                            Director
-------------------------------------------------------------------------------------------------------
Harry H. Birkenruth                67       Director                             Since August 1998
-------------------------------------------------------------------------------------------------------
H.B. Tony Turner                   62       Director                             Since August 1998
-------------------------------------------------------------------------------------------------------
Robert P. Lobban                   45       Chief Financial Officer              Since November 1997
-------------------------------------------------------------------------------------------------------

The Board of Directors of the Company held four meetings in fiscal year 1999 and one meeting to date in fiscal year 2000. All directors were present at these meetings.

Each of the members of the Board of Directors of the Company serve for a one year term, or until their successors are elected. Mr. Birkenruth and Mr. Turner have accepted appointments to serve as the only members of the audit and compensation committees of Titan's Board of Directors. The standing audit and compensation committees were established in the latter half of the fiscal year 1998, and held no formal meetings in that year. These committees have met twice each in fiscal year 1999. The compensation committee has been charged with the responsibility of evaluating and establishing compensation for the management of the Company. The audit committee has been charged with the responsibility of communicating with the auditors of the Company, and evaluating the accounting controls, functions and systems of the Company. The audit committee also evaluated the corporate opportunities referred to below in the Related Transactions section of this Proxy Statement.

None of the directors, officers or 5% owners of the stock of the Company is involved in any significant legal proceedings adverse to the Company.

THE KEY MEMBERS OF TITAN'S MANAGEMENT TEAM ARE INTRODUCED BELOW.

FRANK (FRANCIS S.) KEERY - CHAIRMAN AND CEO

Frank Keery, age 57, currently resides with his wife, Barbara Keery, in Phoenix, Arizona.

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

For the three-year period ending in August 1994, Frank Keery was CEO of the Company Store, a privately held mail order company with annual sales of approximately Eighty Million Dollars ($80,000,000).

From August 1994 to the present, Mr. Keery has been chairman of Paragon Custom Cycles, which later became Titan Motorcycle of America. In this capacity he has used his management and marketing experience as the chairman of the board and CEO.

PATRICK KEERY - PRESIDENT/DIRECTOR

Patrick Keery, age 31, resides in Scottsdale, Arizona. He is the son of Frank and Barbara Keery, who also serve as directors of the Company.

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

Barbara Keery, age 57, currently resides with her husband, Frank Keery, in Phoenix, Arizona.

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

HARRY H. BIRKENRUTH - DIRECTOR

Harry H. Birkenruth, age 68, resides with his wife in Storrs, Connecticut.

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

H. B. TONY TURNER - DIRECTOR

Tony Turner, age 63, resides in Paradise Valley, Arizona.

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

Mr. Robert P. Lobban, age 45, currently resides in Gilbert, Arizona with his wife Susan.

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

Name and                       Year          Salary ($)         Bonus ($)        Other                   Securities
Principal                                                                        Annual                  Underlying
Position                                                                         Compensation            Options or
                                                                                 ($)                     SARs (#)

Frank Keery                    1999          92,158                -0-           4,850                   50,000
Chairman/CEO                   1998          75,577             1,442            7,907                   75,000
                               1997          61,154             1,154            6,942                   0


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

As of March 31, 2000, the Company has granted ISOs and Non-qualified Stock Options for an aggregate of 1,285,000 shares of common stock. No grants have been made of any of the other categories of awards available under the Plan.

Stock options awarded in fiscal year 1999 to Directors and Officers under the Plan of the Company are as follows:

------------------------------------------------------------------------------------------------------------------
     NAME                   NUMBER OF         DATE AWARDED       % OF TOTAL           EXERCISE    EXPIRATION DATE
                            SECURITIES                          OPTIONS/SARS          OR BASE
                            UNDERLYING                           GRANTED TO            PRICE
                           OPTIONS/SARS                       EMPLOYEES IN FISCAL      ($/SH)
                            GRANTED (#)                             YEAR
------------------------------------------------------------------------------------------------------------------
Frank Keery                   50,000             10/15/99           9.3%                $2.125       10/15/09
------------------------------------------------------------------------------------------------------------------
Patrick Keery                 30,000             10/15/99           5.6%                $2.125       10/15/09
------------------------------------------------------------------------------------------------------------------
Barbara Keery                 15,000             10/15/99           2.8%                $2.125       10/15/09
------------------------------------------------------------------------------------------------------------------
Robert Lobban                 30,000             10/15/99           5.6%                $2.125       10/15/09
------------------------------------------------------------------------------------------------------------------
Harry H. Birkenruth           25,000             10/13/99           4.6%                $1.80        10/13/09
                              10,000             10/15/99           1.9%                $2.125       10/15/09
------------------------------------------------------------------------------------------------------------------
H.B. Tony Turner              25,000             10/13/99           4.6%                $1.80        10/13/09
                              10,000             10/15/99           1.9%                $2.125       10/15/09
------------------------------------------------------------------------------------------------------------------

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 31, 2000, the Company had 17,181,187 shares of common stock outstanding. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the Board of Directors to have, or to claim to have, beneficial ownership of more than 5% of the outstanding shares of the common stock of the Company as of March 15, 2000; of all directors and executive officers of the Company; and of the directors and officers of the Company as a group.

-----------------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL                   NUMBER OF SHARES       PERCENT OF CLASS
          OWNER                                 BENEFICIALLY OWNED
-----------------------------------------------------------------------------------------
Francis S. Keery
8973 N. 45th Street                                 3,374,772(2)              21.11%
Phoenix, AZ 85028
-----------------------------------------------------------------------------------------
Patrick Keery
8973 N. 45th Street                                 2,978,549(3)              17.19%
Phoenix, AZ 85028
-----------------------------------------------------------------------------------------
Barbara S. Keery
12460 N. 116th Street                               3,329,756(4)              19.36%
Scottsdale, AZ 85259
-----------------------------------------------------------------------------------------
Harry H. Birkenruth
81 Ball Hill Road                                      35,000(5)                  *(7)
Storrs, CT 06268
-----------------------------------------------------------------------------------------
H.B. Tony Turner
6116 East Yucca Road                                   36,200(5)                  *(7)
Paradise Valley, AZ 85253
-----------------------------------------------------------------------------------------


-----------------------------
(2)      Includes 225,000 shares underlying unexercised employee options.

(3)      Includes 150,000 shares underlying unexercised employee options.


(4)      Includes 16,650 shares underlying unexercised employee options.

(5)      Includes 35,000 shares underlying unexercised options.

-----------------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL                   NUMBER OF SHARES       PERCENT OF CLASS
          OWNER                                 BENEFICIALLY OWNED
-----------------------------------------------------------------------------------------
Robert P. Lobban
1326 E. Treasure Cove Dr.                               37,000(6)                *(7)
Gilbert, AZ 85234
-----------------------------------------------------------------------------------------
Officers and Directors                              10,090,077               57.09%
as a group (6 members)
-----------------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Prior to the formation of Titan Motorcycle Co. of America, Patrick Keery and Frank Keery had been conducting the business of after-market customizations of Harley Davidson(TM) motorcycles in the Phoenix area. This dealership is owned by the President and the CEO of the Company, and an independent third party. The dealership sells the products of the Company under the standard dealership contract of the Company without any special concessions or contract provisions.

In early 1998, the CEO and the President of the Company joined with a third-party investor to purchase the Los Angeles, California and Las Vegas, Nevada dealerships of the Company. The third-party investor, is a principal of an investment banking firm that has assisted the Company in capital raising functions and has an outstanding unsecured loan with Titan of approximately $2.8 million. These three individuals have formed a limited liability company known as BPF, LLC. The Los Angeles and Las Vegas dealerships have required significant capital infusions, at a time when the Company was unable to invest in any of its dealerships.

During the second quarter of 1999, BPF, LLC purchased American Biker Houston of Houston, Texas. This purchase was made after independent directors of Titan voted to forego such purchase on behalf of the Company. American Biker was a Titan retail dealer and continues as a dealer for Titan under the new name of Titan of Houston.

These dealerships are continuing to sell the products of the Company (as well as other non-Titan products) under the standard dealership contract of the Company without any special concessions or contract provisions.

In its fiscal year 1999 ending January 1, 2000, the referenced Phoenix Titan dealership accounted for approximately 42% of total affiliated dealership sales. During the same period, the three dealerships now owned by BPF, LLC accounted for approximately 58% of the total.


--------------------------------------------------------------------------------
(6)      Includes 30,000 shares underlying unexercised employee options.

(7)      Represents less than one percent.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
                                                                                                             Page
                  Audited year end financial statements for the years
                  ended January 1, 2000 and January 2, 1999...............................................

         3.1 Restated Articles of Incorporation of Titan (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

         3.2      By-Laws of Titan as amended and restated on September 10, 1999
                  (incorporated by reference to Exhibit 3 to the Company's
                  Current Report on Form 8-K filed October 1, 1999).

         4.1 Specimen of Common Stock Certificate (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

         4.2      Certificate of Designations of the Series A Convertible
                  Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 1,
                  1999).

         4.3      Warrant issued to Advantage Fund II Ltd., dated September 17,
                  1999 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed October 1, 1999).

         4.4      Warrant issued to Koch Investment Group Limited, dated
                  September 17, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed October 1,
                  1999).

         4.5      Warrant issued to Reedland Capital Partners, dated September
                  17, 1999 (incorporated by reference to Exhibit 4.4 to the Company's Form S-3 Registration Statement filed on October 15,
                  1999).

         4.6      Warrant issued to Mr. Richard Cohn, dated September 17, 1999
                  (incorporated by reference to Exhibit 4.5 to the Company's
                  Form S-3 Registration Statement filed on October 15, 1999).

         4.7      Warrant issued to Intellect Capital Corp., dated September 17,
                  1999 (incorporated by reference to Exhibit 4.6 to the Company's Form S-3 Registration Statement filed on October 15,
                  1999).

         4.8 Registration Rights Agreement with Advantage Fund II Ltd., dated September 15, 1999 (incorporated by reference to Exhibit
                  4.5 to the Company's Current Report on Form 8-K filed October
                  1, 1999).

         4.9      Registration Rights Agreement with Koch Investment Group
                  Limited, dated September 15, 1999 (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed October 1, 1999).

         4.10     Certificate of Designations of the Series B Convertible
                  Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 24,
                  2000).

         4.11     Warrant issued to Advantage Fund II Ltd., dated March 9, 2000
                  (incorporated by reference to Exhibit 4.2 to the Company's
                  Current Report on Form 8-K filed March 24, 2000).

         4.12     Warrant issued to Koch Investment Group Limited, dated March
                  9, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed March 24, 2000).

         4.13     Warrant issued to Reedland Capital Partners, dated March 9,
                  2000 (incorporated by reference to Exhibit 4.4 to the Company's Form S-3 Registration Statement filed on March 24,
                  2000).

         4.14 Registration Rights Agreement with Advantage Fund II Ltd., dated March 7, 2000 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 24,
                  2000).

         4.15     Registration Rights Agreement with Koch Investment Group
                  Limited, dated March 7, 2000 (incorporated by reference to
                  Exhibit 4.6 to the Company's Current Report on Form 8-K filed
                  March 24, 2000).

         10.1 Subscription Agreement with Advantage Fund II Ltd., dated as of September 15, 1999 (incorporated by reference to Exhibit
                  10.1 to the Company's Current Report on Form 8-K filed October
                  1, 1999).

         10.2 Subscription Agreement with Koch Investment Group Limited, dated as of September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed
                  October 1, 1999).

         10.3     Modification and Partial Payment Agreement with Oxford
                  International Management dated April 13, 2000 ......................................

         10.4 Subscription Agreement with Advantage Fund II Ltd., dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 24,
                  2000).

         10.5 Subscription Agreement with Koch Investment Group Limited, dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed
                  March 24, 2000).

         10.6 1997 Stock Option and Incentive Plan of Titan (Incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

         11       Statement regarding computation of per share earnings ..............................

         16       Letter on change in certifying accountant ..........................................

         23       Consent of PricewaterhouseCoopers LLP...............................................

         24       Powers of Attorney .................................................................

         27       Financial Data Schedule.............................................................

         (b)       REPORTS ON FORM 8-K

         On October 1, 1999, the Company filed its current report on Form 8-K regarding its Series A Convertible Preferred Stock.

         On March 24, 2000, the Company filed its current report on Form 8-K regarding its Series B Convertible Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Titan Motorcycle Company of America



Date:    April 17, 2000                     By:  /s/ Frank S. Kerry
         --------------                          ------------------
                                                   Frank S. Keery
                                                   Chief Executive Officer



Date:    April 17, 2000                     By:    /s/ Robert P. Lobban
         --------------                          -----------------------
                                                   Robert P. Lobban
                                                   Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Frank S. Keery
______________________________________________                   April 17, 2000
Frank S. Keery, Chairman of the Board

/s/ Patrick Keery
______________________________________________                   April 17, 2000
Patrick Keery,  Director

/s/ Barbara Keery
______________________________________________                   April 17, 2000
Barbara Keery, Director


______________________________________________
Harry H. Birkenruth, Director

/s/ Tony Turner
______________________________________________                   April 17, 2000
H.B. Tony Turner, Director

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                                                                                  Page
                  Audited year end financial statements for the years
                  ended January 1, 2000 and January 2, 1999.

         3.1 Restated Articles of Incorporation of Titan (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

         3.2      By-Laws of Titan as amended and restated on September 10, 1999
                  (incorporated by reference to Exhibit 3 to the Company's
                  Current Report on Form 8-K filed October 1, 1999).

         4.1 Specimen of Common Stock Certificate (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

         4.2      Certificate of Designations of the Series A Convertible
                  Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 1,
                  1999).

         4.3      Warrant issued to Advantage Fund II Ltd., dated September 17,
                  1999 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed October 1, 1999).

         4.4      Warrant issued to Koch Investment Group Limited, dated
                  September 17, 1999 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed October 1,
                  1999).

         4.5      Warrant issued to Reedland Capital Partners, dated September
                  17, 1999 (incorporated by reference to Exhibit 4.4 to the Company's Form S-3 Registration Statement filed on October 15,
                  1999).

         4.6      Warrant issued to Mr. Richard Cohn, dated September 17, 1999
                  (incorporated by reference to Exhibit 4.5 to the Company's
                  Form S-3 Registration Statement filed on October 15, 1999).

         4.7      Warrant issued to Intellect Capital Corp., dated September 17,
                  1999 (incorporated by reference to Exhibit 4.6 to the Company's Form S-3 Registration Statement filed on October 15,
                  1999).

         4.8 Registration Rights Agreement with Advantage Fund II Ltd., dated September 15, 1999 (incorporated by reference to Exhibit
                  4.5 to the Company's Current Report on Form 8-K filed October 1, 1999).

         4.9 Registration Rights Agreement with Koch Investment Group Limited, dated September 15, 1999 (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed October 1, 1999).

         4.10 Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 24,
                  2000).

         4.11 Warrant issued to Advantage Fund II Ltd., dated March 9, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 24, 2000).

         4.12 Warrant issued to Koch Investment Group Limited, dated March 9, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed March 24, 2000).

         4.13 Warrant issued to Reedland Capital Partners, dated March 9, 2000 (incorporated by reference to Exhibit 4.4 to the Company's Form S-3 Registration Statement filed on March 24,
                  2000).

         4.14 Registration Rights Agreement with Advantage Fund II Ltd., dated March 7, 2000 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 24,
                  2000).

         4.15 Registration Rights Agreement with Koch Investment Group Limited, dated March 7, 2000 (incorporated by reference to
                  Exhibit 4.6 to the Company's Current Report on Form 8-K filed March 24, 2000).

         10.1 Subscription Agreement with Advantage Fund II Ltd., dated as of September 15, 1999 (incorporated by reference to Exhibit
                  10.1 to the Company's Current Report on Form 8-K filed October 1, 1999).

         10.2 Subscription Agreement with Koch Investment Group Limited, dated as of September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 1, 1999).

         10.3 Modification and Partial Payment Agreement with Oxford International Management dated April 13, 2000.

         10.4 Subscription Agreement with Advantage Fund II Ltd., dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 24,
                  2000).

         10.5 Subscription Agreement with Koch Investment Group Limited, dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 24, 2000).

         10.6 1997 Stock Option and Incentive Plan of Titan (Incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

         11       Statement regarding computation of per share earnings.....

         16       Letter on change in certifying accountant.................

         24       Powers of Attorney........................................

         27       Financial Data Schedule...................................