Form 10-Q
period 2000-04-01
TITAN MOTORCYCLE CO OF AMERICA INC
filed 2000-05-15
CIK 1053691

                                    FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 1, 2000
                               -----------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number    000-24477
                       ---------------

                       TITAN MOTORCYCLE COMPANY OF AMERICA
             (Exact name of registrant as specified in its charter)

          Nevada                                           86-0776876
          ------                                           ----------
 (State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

2222 West Peoria Avenue, Phoenix, Arizona                     85029
-----------------------------------------                     -----
          (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:      (602) 861-6977
  -------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes X     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Number of shares of common stock, par value $.001, outstanding as of May 8, 2000: 17,704,458

                         TITAN MOTORCYCLE CO. OF AMERICA

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements

       Condensed Consolidated Balance Sheets as of January 1, 2000 and April 3, 1999 (Unaudited)

       Condensed Consolidated Statements of Operations for the thirteen-weeks ended April 1, 2000 and April 3, 1999 (Unaudited)

       Condensed Consolidated Statements of Shareholders' Equity for the years ended April 1, 2000 and April 3, 1999 and the thirteen-weeks ended April 1, 2000 (Unaudited)

       Condensed Consolidated Statements of Cash Flow for the thirteen-weeks ended April 1, 2000 and April 3, 1999 (Unaudited)


       Notes to Condensed Consolidated Financial Statements


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION
---------------------------

ITEM 5.  Other Matters

ITEM 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                           Consolidated Balance Sheets



                                                                                   APRIL 1,               JANUARY 1,
                                                                                     2000                    2000
                                                                                     ----                    ----
                                                                                  (UNAUDITED)
ASSETS

Current assets:
      Cash                                                                        $  1,072,015          $     33,700
      Accounts receivable, net                                                       3,058,666             1,228,311
      Accounts receivable - related party                                              611,250               999,252
      Inventories, net                                                              15,280,820            17,451,996
      Prepaid expenses                                                                 277,121               351,483
                                                                                  ------------          ------------
      TOTAL CURRENT ASSETS                                                          20,299,872            20,064,742

Property and equipment, net                                                          1,920,983             2,013,905
Other assets                                                                            17,317                17,317
Trademarks                                                                              85,018                85,481
                                                                                  ------------          ------------
      TOTAL ASSETS                                                                $ 22,323,190          $ 22,181,445
                                                                                  ============          ============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Bank Overdraft                                                              $    647,761          $    305,538
      Accounts payable                                                               3,745,683             3,891,287
      Accrued expenses                                                               2,241,699             2,158,985
      Note Payable - line of credit                                                  8,644,350             9,779,731
      Current portion of notes payable                                               1,541,381               627,825
                                                                                  ------------          ------------
      TOTAL CURRENT LIABILITIES                                                     16,820,874            16,763,366

Note payable - related party                                                         1,303,399             2,199,980
Mortgage note payable                                                                  353,432               370,407
Other long - term liabilities                                                           66,282                76,782
                                                                                  ------------          ------------

      TOTAL LIABILITIES                                                             18,543,987            19,410,535

REDEEMABLE PREFERRED STOCK

      Cumulative preferred stock, 6000 shares outstanding
         $.001 par value, including accrued dividends                                5,068,111             3,536,739

STOCKHOLDERS' DEFICIT
      Common stock, par value $.001; 100,000,000 shares authorized                      17,705                17,162
      Additional paid in capital                                                    10,060,029             9,098,252
      Unearned compensation                                                            (29,659)              (31,475)
      Accumulated deficit                                                          (11,336,983)           (9,849,768)
                                                                                  ------------          ------------
      TOTAL STOCKHOLDERS' EQUITY                                                    (1,288,908)             (765,829)
                                                                                  ------------          ------------
      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
        AND STOCKHOLDERS' DEFICIT                                                 $ 22,323,190          $ 22,181,445
                                                                                  ============          ============

  The accompanying footnotes are an integral part of these financial statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                             THIRTEEN WEEKS ENDED      THIRTEEN WEEKS ENDED
                                                                                 APRIL 1, 2000             APRIL 3, 1999
                                                                                 -------------             -------------
Sales, net                                                                         $  8,021,820            $  7,645,565

Cost of goods sold                                                                    7,509,267               6,485,346
                                                                                   ------------            ------------

       Gross profit                                                                     512,553               1,160,219
                                                                                   ------------            ------------

Operating expenses:
       Selling, general and administrative                                            1,702,128               1,044,936
       Research and development                                                          22,347                  84,108
                                                                                   ------------            ------------
            Total operating expenses                                                  1,724,475               1,129,044

            Income (loss) from operations                                            (1,211,922)                 31,175

Other income (expense):
       Other income (expense)                                                             1,200                   8,257
       Interest expense                                                                (276,493)               (199,724)
                                                                                   ------------            ------------
            Total other income (expense)                                               (275,293)               (191,467)
                                                                                   ------------            ------------

Income (loss) before income taxes                                                    (1,487,215)               (160,292)
       Income taxes                                                                           -                       -
                                                                                   ------------            ------------

       Net loss                                                                    $ (1,487,215)           $   (160,292)
                                                                                   ============            ============


Income (loss) per common share - basic and diluted                                 $      (0.09)           $      (0.01)
                                                                                   ============            ============

       Weighted average number of common shares and equivalents
            Basic                                                                    17,342,040              16,467,372
            Diluted                                                                  17,342,040              16,467,372






  The accompanying footnotes are an integral part of these financial statements

                      TITAN MOTORCYCLE COMPANY OF AMERICA
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                               COMMON STOCK                    ADDITIONAL PAID-
                                                      ----------------------------------             IN
                                                        SHARES                AMOUNT               CAPITAL
                                                      -----------          ------------            -------
BALANCE, DECEMBER 31, 1997                             16,210,666           $    16,211          $ 6,480,769

Issuance of common stock for cash
              at $3.00 per share                          166,667                   167              499,833

Issuance of common stock for
     advertising services at $4.17 per share               60,000                    60              249,940

Issuance of stock options                                                                            41,875

Amortization of unearned compensation

Net income
                                                      -----------           -----------          -----------

BALANCE, JANUARY 2, 1999                               16,437,333           $    16,438          $ 7,272,417

Issuance of common stock for cash                         700,000                   700            1,349,250
              at $2.25 per share

Issuance of common stock
              for services                                 23,647                    24               82,976

Issuance of warrants                                                                                 463,307

Preferred stock dividends                                                                            (69,698)

Amortization of unearned compensation

Net loss
                                                      -----------           -----------          -----------

BALANCE, JANUARY 1, 2000                               17,160,980           $    17,162          $ 9,098,252

Issuance of common stock                                  543,478                   543              749,457

Issuance of warrants                                                                                 280,000

Preferred dividends                                                                                  (67,680)

Amortization of unearned compensation

Net loss


BALANCE,  APRIL 1, 2000 (UNAUDITED)                    17,704,458           $    17,705          $10,060,029
                                                      ===========           ===========          ===========

                                                       UNEARNED              ACCUMULATED
                                                     COMPENSATION              DEFICIT                 TOTAL
                                                     ------------              -------                 -----
BALANCE, DECEMBER 31, 1997                                                  $ (2,026,965)          $  4,470,015

Issuance of common stock for cash
              at $3.00 per share                                                                        500,000

Issuance of common stock for
    advertising services at $4.17 per share                                                             250,000

Issuance of stock options                                 (41,875)                                            -

Amortization of unearned compensation                       3,134                                         3,134

Net income                                                                       237,479                237,479
                                                     ------------           ------------           ------------

BALANCE, JANUARY 2, 1999                             $    (38,741)          $ (1,789,486)          $  5,460,628

Issuance of common stock for cash                                                                     1,349,950
              at $2.25 per share

Issuance of common stock
              for services                                                                               83,000

Issuance of warrants                                                                                    463,307

Preferred stock dividends                                                                               (69,698)

Amortization of unearned compensation                       7,266                                         7,266

Net loss                                                                      (8,060,282)            (8,060,282)
                                                     ------------           ------------           ------------

BALANCE, JANUARY 1, 2000                             $    (31,475)          $ (9,849,768)          $   (765,829)

Issuance of common stock                                                                                750,000

Issuance of warrants                                                                                    280,000

Preferred dividends                                                                                     (67,680)

Amortization of unearned compensation                       1,816                                         1,816

Net loss                                                                      (1,487,215)            (1,487,215)


BALANCE,  APRIL 1, 2000 (UNAUDITED)                  $    (29,659)          $(11,336,983)          $ (1,288,908)
                                                     ============           ============           ============



  The accompanying footnotes are in integral part of these financial statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               THIRTEEN WEEKS ENDED      THIRTEEN WEEKS ENDED
                                                                                   APRIL 1, 2000             APRIL 3, 1999
                                                                                   -------------             -------------
Cash Flows from Operating Activities:

       Net loss                                                                   $(1,487,215)               $  (160,292)
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
             Depreciation and amortization                                             93,395                     61,073
       Net change in balance sheet accounts
             Accounts receivable                                                   (1,442,357)                (1,762,285)
             Inventories                                                            2,171,176                     67,011
             Other assets                                                              74,361                   (133,517)
             Accounts payable                                                        (154,288)                   300,404
             Accrued expenses                                                          97,872                    403,180
                                                                                  -----------                -----------
       Net cash used in operating expenses                                           (647,056)                (1,224,426)
                                                                                  -----------                -----------

Cash Flows from Investing Activities:

       Purchase of property and equipment                                                   -                   (174,731)
                                                                                  -----------                -----------
       Net cash used in investing activities                                                -                   (174,731)
                                                                                  -----------                -----------

Cash Flows from Financing Activities

       Bank overdraft                                                                 342,223                    (52,680)
       Issuance of stock  and warrants                                              2,478,529                    649,980
       Net (decrease) increase in line of credit                                   (1,135,381)                   950,876
                                                                                  -----------                -----------
       Net cash provided by financing activities                                    1,685,371                  1,548,176
                                                                                  -----------                -----------

       Net increase in cash                                                         1,038,315                    149,019

       Cash and cash equivalents at beginning of year                                  33,700                      8,398
                                                                                  -----------                -----------
       Cash and cash equivalents at end of period                                 $ 1,072,015                $   157,417
                                                                                  ===========                ===========







   The accompanying notes are an integral part of these financial statements.

                         TITAN MOTORCYCLE CO. OF AMERICA
                 Notes to the Consolidated Financial Statements
                         April 1, 2000 and April 3, 1999

NOTE 1 - Condensed Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 1, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 1, 2000 audited consolidated financial statements. The results of operations for the period ended April 1, 2000 are not necessarily indicative of the operating results for the full year.


NOTE 2-Inventory

The composition of inventory as of April 1, 2000 and January 1, 2000 was as follows:


                                                  2000                  1999
     Raw materials and supplies              $ 10,906,947           $ 10,607,330
     Work-in-process                            1,350,309              2,461,800
     Finished Goods                             3,173,564              4,382,866
                                             ------------           ------------

         Total inventories                     15,430,820             17,451,996
         Reserve for obsolescence                (150,000)                     -
                                             ------------           ------------

                                             $ 15,280,820           $ 17,451,996
                                             ============           ============

NOTE 3 - Earnings Per Share

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:


                                       Thirteen - Weeks Ended                            Thirteen - Weeks Ended
                                           April 1, 2000                                     April 3, 1999
                                   --------------------------------------------      ----------------------------------------------
                                      Income            Shares       Per Share          Income            Shares       Per Share
                                    (Numerator)     (Denominator)     Amount          (Numerator)     (Denominator)     Amount
                                   --------------------------------------------      ----------------------------------------------
BASIC EPS

Net income (loss) available to
common shareholders                $ (1,487,215)      17,342,040     $ (0.09)        $ (160,292)        16,467,372      $ (0.01)

EFFECTS OF DILUTIVE SECURITIES

Common stock options               $          -                -     $     -         $        -                  -      $     -

DILUTED EPS

Net income (loss) available to
common shareholders                $ (1,487,215)      17,342,040     $ (0.09)        $ (160,292)        16,467,372     $ (0.01)





NOTE 4 - Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the first quarter of fiscal 2000, the Company has incurred net losses of $1,487,215 million. For the two years ending January 1, 2000, the Company has incurred a net loss and net income of $8,060,282 and $237,479, respectively. As of April 1, 2000 and January 1, 2000, the Company had cash balances of approximately $1,072,015 and $34,000, respectively and an accumulated deficit of $11,336,983 million as of April 1, 2000. Additionally, as of April 1, 2000, the Company has an outstanding balance on its credit line of $8,644,350 that matures on July 10, 2000. These factors, among other things, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Management is pursuing various options in order to provide necessary financing. Management's plans to resolve near term cash flow issues include the following transactions:

- Negotiating a new $15 million line of credit with additional cash availability;
- A private placement equity financing to provide approximately $3 to $5 million in cash flow, less offering costs; and
-    Projected improvement of operating results.

Management believes if it can finalize the financing alternatives that it is pursuing together with its projected improvement in operating results for the remainder of fiscal 2000, the Company will generate sufficient resources to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required, and ultimately to attain profitability. There can be no assurance, however, that these sources will be available to the Company on acceptable terms or when necessary.

NOTE 5 - Issuance's of Preferred and Common Stock

In February 2000, the Company sold 543,478 shares of common stock under three separate private placements to three non-U.S. investors. The Company received $750,000 in proceeds related to these transactions.

In March 2000, the Company sold two thousand shares of Series B Convertible Preferred Stock ("Preferred Shares"). Gross proceeds totaled $2 million with net proceeds of approximately $1.8 million.

The Preferred Shares are convertible into a maximum of 3,436,000 shares of the Company's common stock. For the first year after issuance, the Preferred Shares are convertible at a fixed conversion price of $1.75 which was less than the stock price at the date of close. Thereafter, the conversion price is adjusted every six months to the lesser of:

-    The prior conversion price, or
-    The average market price for the ten days prior to the adjustment date.

The preferred stock contains conditions for redemption which are not solely within the control of the issuer. As a result, these shares have been classified as mandatorily redeemable in the accompanying condensed consolidated financial statements.

Additionally, with the Preferred Shares, the Company issued warrants for the purchase of 250,000 shares of the Company's common stock. The Company also issued warrants for the purchase of 12,500 shares of common stock to a third party as partial compensation for their assistance in placing the Preferred Shares. The exercise price of these warrants is $2.00 per share, with an expiration date of March 9, 2005. The fair value of the warrants at the date of issuance totaled $280,000 and is reflected as an increase to additional paid in capital in the accompanying consolidated financial statements.

NOTE 6   Amended and Restated Loan and Security Agreement

In April 2000, the Company signed an agreement which extended the line of credit due on April 10, 2000 for an additional three-months. The extension agreement contains certain additional restrictive covenants and fees. In addition, the maximum borrowing amount has been reduced to $9 million with further reductions of $250,000 every two weeks beginning in May, 2000. The borrowing base has also been reduced as defined in the agreement.

Although management anticipates it will be able to obtain a new line of credit with another financial institution, there can be no assurance that it will be able to obtain financing on acceptable terms and conditions or when necessary.

NOTE 7   Newly Issued Accounting Standards

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes application of generally accepted accounting principles related to revenue recognition and establishes certain criteria. SAB 101 is effective for the Company's second quarter in fiscal 2000. Management is currently evaluating the impact of this pronouncement.

                  TITAN MOTORCYCLE COMPANY OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

13 WEEK PERIOD ENDED APRIL 1, 2000, COMPARED WITH 13 WEEK PERIOD ENDED APRIL 3, 1999

OVERALL

Net Sales for the thirteen-week period ended April 1, 2000 of $8.0 million were up 5% over the comparable period in 1998. The Company recorded a net loss of $1.5 million, or $0.09 per share, in 2000 compared with a net loss of $160,292 or $0.01 per share, for 1999.


RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                        2000          1999         INCREASE      % CHANGE
                                        ----          ----         --------      --------
Motorcycle Units                            359           251          108           43%

Net Sales (in $ 000's):
Motorcycles                             $ 7,644       $ 7,472        $ 172          2.3%
Motorcycle Parts and Accessories        $   378       $   174        $ 204          117%
Total Motorcycles and Parts             $ 8,022       $ 7,646        $ 376          4.9%


As indicated in the above chart, the Company's business consisted primarily of motorcycle sales. The Company's Clothing and Accessories product line, introduced in late 1997, continues to be well received.

The increase in motorcycle shipments is due to several reasons. Chief among them is the successful introduction of the Company's new "Phoenix by Titan" bike. Additionally, the growth in the dealership network continues to be a factor in the growth of shipments.

GROSS PROFIT

                               2000         1999          DECREASE     % CHANGE
                               ----         ----          --------     --------
Gross Profit (In 000's)        $513         $1,160        $547          47%
Gross Margin %                 6.3%         15.1%         8.8%

In the thirteen-weeks ended April 1, 2000, gross profit decreased $513,000 or 47%, as compared to the comparable period in 1999. This decrease in gross profit is due primarily to negative labor and overhead variances as a result of lower production level due to a planned reduction of finished goods inventory. Additionally, margin was reduced due to increased sales of the Company's new, lower priced "Phoenix" line of motorcycles that generate a lower gross margin than the Company's hi-line bikes and the establishment of a $150,000 inventory reserve for obsolescence. The gross profit margin was 6.3% as compared with 15.1% in 1999.

Management has plans in place to improve gross margin with volume purchases of components, motorcycle and component design, improved utilization of labor and overhead and the ramp-up of higher margin product for the remainder of fiscal 2000.

OPERATING EXPENSES

                                       2000          1999          INCREASE     % CHANGE
                                       ----          ----          --------     --------
Operating Expenses (In 000's)          $1,724        $1,129           $595          52.7%
Operating Expense as % of Sales          21.5%         14.8%           6.7%

Total operating expense for the thirteen-week period ended April 1, 2000 increased $595,000, or 52.7%, over the comparable period in 1999. This increase was due to a number of causes, including, but not limited to the following principal factors:

- an increase in rental expense to support the expanded manufacturing facility
- an increase in salaries and wages attributed to enhancing both the management and support staff necessary to support anticipated growth.
-    an increase in legal and accounting expense;
- an increase in advertising, trade show and promotional activities in order to "roll-out" the Phoenix line of bikes.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both the thirteen-week period ended April 1, 2000 and the comparable period ended April 3, 1999. The Company currently has a federal and state net operating loss carry forward of approximately $8.8 million and $5.9 million, respectively.

WORKING CAPITAL MANAGEMENT

The Company supplies motorcycles to its dealers in one of two ways. First, the dealer can specify the motorcycle completely with customized paint and selected options with a lead-time of 6-8 weeks, sometimes slightly longer during peak season. Alternatively, the dealer can select a completed bike from the Company's available Finished Goods inventory list for immediate shipment or one from the current production schedule that will be available inside the normal lead time window. The Company builds some inventory of finished motorcycles during the winter months that are consumed during the spring/summer peak season. During the rest of the year the Company normally maintains a lower level of finished goods inventory.

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

Parts used to build the bikes are usually available with short lead times, but some parts do require up to ten weeks lead-time. Due to high quality standards and reliability of delivery, the Company sets slightly higher stocking levels to assure the availability of parts to production. The Company has an ongoing program to continue to upgrade its supplier base and to selectively bring additional parts in house for production, reducing required inventory levels as well as part costs.

The Company has built a strong network of dealers both domestically and internationally. Collectively, there are approximately 88 dealers currently in place with more being added every month. There are 5 types of dealers in the Company's network; independent dealers, Easyrider stores and franchises, Bikers' Dream franchises, existing Harley Davidson(TM) dealers, and Titan dealerships.

To date in 2000, 4 dealers with common ownership (Titan of Los Angeles, Titan of Las Vegas, Titan of Houston and Paragon Custom dba Titan of Phoenix) represented approximately 14% of the Company's sales. Principals in the Company hold majority ownership of these dealerships.

As of May 8, 2000, backlog orders stood at approximately $9 million, compared with approximately $1.4 million at the same time in 1999.

NEWLY ISSUED ACCOUNTING STANDARDS

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes application of generally accepted accounting principles related to revenue recognition and establishes certain criteria. SAB 101 is effective for the Company's second quarter in fiscal 2000. Management is currently evaluating the impact of this pronouncement.

IMPACT OF YEAR 2000

The Company has not experienced any adverse effects related to the Year 2000 issue. Costs associated with the Company's Year 2000 compliance efforts were immaterial with no additional costs anticipated.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $647,052 million of cash in operating activities in the thirteen week period ended April 1, 2000 compared with $1,224,426 million in the comparable period in 1999. The decrease in cash used for operating expenses is due primarily to reduction in inventory of approximately $2,200,000 for the thirteen weeks ended April 1, 2000. Capital expenditures totaled $ 0 in the thirteen-week period ending April 1, 2000 compared with $174,731 in the comparable period in 1999. Cash provided through the issuance and sale of common and preferred stock totaled approximately $2,500,000 for the first quarter in fiscal 2000 as compared to approximately $650,000 million for the first quarter 1999. Additionally, the Company had a net reduction in borrowings under its line of credit of $1,135,381 million in the first quarter of fiscal 2000 as compared with a net increase of $950,876 for the same quarter in 1999. A more detailed description of cash flows can be found in the attached financial statements.

For the first quarter of fiscal 2000 and fiscal 1999, the Company has incurred net losses of $1,487,215 and $160,292, respectively. For the two years ending January 1, 2000, the Company has incurred a net loss and net income of approximately $8,100,000 and $240,000, respectively. Additionally, as of April 1, 2000, the Company has an outstanding balance on its credit line of $8,644,350 that matures on July 10, 2000. As of April 1, 2000 and January 1, 2000, the Company had cash balances of approximately $1,487,000 and $34,000, respectively and an accumulated deficit of approximately $11,200,000 as of April 1, 2000. These factors, among other things, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Management is pursuing various options in order to provide necessary financing. As discussed in Note 4 to the consolidated financial statements, management's plans to resolve near term cash flow issues include the following transactions:


- Negotiating a new $15 million line of credit with additional cash availability;
- A private placement equity financing to provide approximately $3 to $5 million in cash flow, less offering costs; and
-    Projected improvement of operating results.

Management believes if it can finalize the financing alternatives that it is pursuing together with its projected improvement in operating results for the remainder of fiscal 2000, the Company will generate sufficient resources to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. The Company's continuance as a growing concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required, and ultimately to attain profitability. There can be no assurance, however, that these sources will be available to the Company on acceptable terms or when necessary.

AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT

In April 2000, the Company signed an agreement which extended the line of credit due on April 10, 2000 for an additional three-months. The extension agreement contains certain additional restrictive covenants and fees. In addition, the maximum borrowing amount has been reduced to $9 million with further reductions of $250,000 every two weeks beginning in May, 2000. The borrowing base has also been reduced as defined in the agreement.

Although management anticipates it will be able to obtain a new line of credit with another financial institution, there can be no assurance that it will be able to obtain financing on acceptable terms and conditions or when necessary.

                           PART II - OTHER INFORMATION

ITEM 5.  Other Matters

The Company obtained an extension from its Series B Preferred Stock shareholders extending the Company's annual shareholders' meeting from June 15, 2000 to August 15, 2000.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit No.       Description
-----------       -----------

27                Financial Data Schedule

         (b)  Reports on Form 8-K

On March 24, 2000, the Company filed a Form 8-K regarding a Series B Preferred Stock transaction.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TITAN MOTORCYCLE COMPANY OF AMERICA
             (Registrant)




[Francis Keery]                                                  May 15, 2000
----------------------------                                 ------------------
FRANCIS KEERY                               DATE
CHAIRMAN AND CEO



[Robert Lobban]                                                  May 15, 2000
---------------------------                                  ------------------
ROBERT LOBBAN                               DATE
CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                 DESCRIPTION OF EXHIBITS
------                 -----------------------

27.1                   Financial Data Schedule