Form 10-Q/A
period 2000-04-01
TITAN MOTORCYCLE CO OF AMERICA INC
filed 2000-08-21
CIK 1053691

                                  FORM 10-Q/A

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



REASON FOR THE AMENDMENT
The Company has restated its earnings per share calculation to account for the beneficial conversion feature associated with the Series B Redeemable Preferred Stock.

                         TITAN MOTORCYCLE CO. OF AMERICA

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements


       Condensed Consolidated Balance Sheets as of April 1, 2000 and January 1, 2000 (Unaudited)



       Condensed Consolidated Statements of Operations for the thirteen-weeks ended April 1, 2000 (Restated) and April 3, 1999 (Unaudited)



       Condensed Consolidated Statements of Shareholders' Equity for the years ended January 1, 2000 and January 3, 1999 and the thirteen-weeks ended April 1, 2000 (Unaudited)


       Condensed Consolidated Statements of Cash Flow for the thirteen-weeks ended April 1, 2000 and April 3, 1999 (Unaudited)


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
                                                                                  ============          ============

  The accompanying footnotes are an integral part of these financial statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                             THIRTEEN WEEKS ENDED      THIRTEEN WEEKS ENDED
                                                                                 APRIL 1, 2000             APRIL 3, 1999
                                                                                 -------------             -------------
                                                                                  (Restated)
Sales, net                                                                         $  8,021,820            $  7,645,565

Cost of goods sold                                                                    7,509,267               6,485,346
                                                                                   ------------            ------------

       Gross profit                                                                     512,553               1,160,219
                                                                                   ------------            ------------

Operating expenses:
       Selling, general and administrative                                            1,702,128               1,044,936
       Research and development                                                          22,347                  84,108
                                                                                   ------------            ------------
            Total operating expenses                                                  1,724,475               1,129,044

            Income (loss) from operations                                            (1,211,922)                 31,175

Other income (expense):
       Other income (expense)                                                             1,200                   8,257
       Interest expense                                                                (276,493)               (199,724)
                                                                                   ------------            ------------
            Total other income (expense)                                               (275,293)               (191,467)
                                                                                   ------------            ------------

Income (loss) before income taxes                                                    (1,487,215)               (160,292)
       Income taxes                                                                           -                       -
                                                                                   ------------            ------------

       Net loss                                                                    $ (1,487,215)           $   (160,292)

Amortization of beneficial conversion feature (restated)                           $    500,000                       -
                                                                                   ------------            ------------

Net loss available to common shareholders (restated)                               $ (1,987,215)           $   (160,292)
                                                                                   ============            ============
Income (loss) per common share - basic and diluted (restated)                      $       (.11)           $      (0.01)
                                                                                   ============            ============

       Weighted average number of common shares and equivalents
            Basic                                                                    17,342,040              16,467,372
            Diluted                                                                  17,342,040              16,467,372






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

NOTE 3 - Earnings Per Share (Restated)


In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:


                                       Thirteen - Weeks Ended                            Thirteen - Weeks Ended
                                           April 1, 2000                                     April 3, 1999
                                   --------------------------------------------      ----------------------------------------------
                                      Income            Shares       Per Share          Income            Shares       Per Share
                                    (Numerator)     (Denominator)     Amount          (Numerator)     (Denominator)     Amount
                                   --------------------------------------------      ----------------------------------------------
                                     Restated                         Restated
BASIC EPS

Net income (loss)                  $  1,487,215                -           -         $  160,292                  -            -

Amortization of beneficial
conversion feature                      500,000                -           -                  -                  -            -
                                   ------------                                      ----------

Net income (loss) available to
common shareholders                $ (1,987,215)      17,342,040     $ (0.11)        $ (160,292)        16,467,372      $ (0.01)

EFFECTS OF DILUTIVE SECURITIES

Common stock options               $          -                -     $     -         $        -                  -      $     -

DILUTED EPS

Net income (loss) available to
common shareholders                $ (1,987,215)      17,342,040     $ (0.11)        $ (160,292)        16,467,372     $ (0.01)


Earnings per share as previously reported in the first quarter has been restated to include the amortization of the preferred stock beneficial conversion feature which had previously been omitted. The effect was to change earnings per share from ($.09) to ($.11).


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


The Preferred Shares are convertible into a maximum of 3,436,000 shares of the Company's common stock. For the first year after issuance, the Preferred Shares are convertible at a fixed conversion price of $1.75 which was less than the stock price at the date of close resulting in a beneficial conversion feature at the issue date. Thereafter, the conversion price is adjusted every six months to the lesser of:





-    The prior conversion price, or
-    The average market price for the ten days prior to the adjustment date.


As of the issue date, the Company allocated $500,000 to the beneficial conversion feature, which was fully amortized at the date of issuance.


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

                  TITAN MOTORCYCLE COMPANY OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

13 WEEK PERIOD ENDED APRIL 1, 2000, COMPARED WITH 13 WEEK PERIOD ENDED APRIL 3, 1999

OVERALL


Net Sales for the thirteen-week period ended April 1, 2000 of $8.0 million were up 5% over the comparable period in 1998. The Company recorded a net loss of $1.5 million, or ($0.11) per share, in 2000 compared with a net loss of $160,292 or ($0.01) per share, for 1999.



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