Form 10-Q
period 2000-07-01
TITAN MOTORCYCLE CO OF AMERICA INC
filed 2000-08-21
CIK 1053691

                                    FORM 10Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

                                   OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-24477

                       TITAN MOTORCYCLE COMPANY OF AMERICA
             (Exact name of registrant as specified in its charter)

            Nevada                                          86-0776876
 (State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

2222 West Peoria Avenue, Phoenix, Arizona                      85029
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:              (602) 861-6977

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

                      Number of shares of common stock, par value $.001, outstanding as of July 1, 2000: 18,044,665

                         TITAN MOTORCYCLE CO. OF AMERICA

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of July 1, 2000 and January 1, 2000......................................

     Condensed Consolidated Statements of Operations for the thirteen-weeks ended July 1, 2000 and July 3, 1999 and for the twenty-six-weeks ended July
     1, 2000 and July 3, 1999..........................................................................................

     Condensed Consolidated Statements of Cash Flows for the twenty-six-weeks ended July 1, 2000 and July 3, 1999...............................................................................

       Notes to Condensed Consolidated Financial Statements............................................................

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations.............................................................................................

PART II.  OTHER INFORMATION

ITEM 2.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                               JULY 1, 2000    JANUARY 1, 2000
                                                               ------------    ---------------
ASSETS                                                         (UNAUDITED)
Current assets:
              Cash                                            $   163,822      $    33,700
              Accounts receivable, net                          1,977,203        1,228,311
              Accounts receivable - related party                 425,000          999,252
              Inventories, net                                 14,606,893       17,451,996
              Prepaid expenses                                    256,653          351,483
                                                              -----------      -----------
              TOTAL CURRENT ASSETS                             17,429,571       20,064,742

Property and equipment, net                                     1,823,035        2,013,905
Other assets                                                       17,317           17,317
Trademarks                                                         84,516           85,481
                                                              -----------      -----------
              TOTAL ASSETS                                    $19,354,439      $22,181,445
                                                              ===========      ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' DEFICIT

Current
liabilities:
              Bank Overdraft                                  $        --      $   305,538
              Accounts payable                                  3,930,753        3,891,287
              Accrued expenses                                  1,368,426        2,158,985
              Note Payable - Line of Credit                     6,028,228        9,779,731
              Repurchase obligation                             1,262,092               --
              Current portion of notes payable                    941,782          627,825
                                                              -----------      -----------
              TOTAL CURRENT LIABILITIES                        13,531,281       16,763,366

Notes payable                                                   2,583,212        2,647,169
                                                              -----------      -----------
              Total liabilities                                16,114,493       19,410,535

Redeemable Preferred Stock
              Cumulative preferred stock,
                 7,273 share outstanding                        5,608,836        3,536,739

Stockholders' deficit
              Common stock, par value $.001;
                 100,000,000 shares authorized                     18,005           17,162
              Additional paid in capital                       10,735,424        9,098,252
              Unearned compensation                               (27,843)         (31,475)
              Accumulated deficit                             (13,094,476)      (9,849,768)
                                                              -----------      -----------
              TOTAL STOCKHOLDERS' DEFICIT                      (2,368,890)        (765,829)
                                                              -----------      -----------
              TOTAL LIABILITIES, REDEEMABLE PREFERRED
              STOCK AND STOCKHOLDERS' DEFICIT                 $19,354,439      $22,181,445
                                                              ===========      ===========

  The accompanying notes are an integral part of these financial statements

                         Titan Motorcycle Co. of America
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Twenty-Six Weeks Ended      Twenty-Six Weeks Ended
                                                            July 1, 2000             July 3, 1999
Sales, net                                                  $19,146,421               16,096,910

Cost of goods sold                                           17,958,060               14,059,411
                                                            -----------              -----------

       Gross profit                                           1,188,361                2,037,499
                                                            -----------              -----------

Operating expenses:
       Selling, general and administrative                    3,662,554                2,449,088
       Research and development                                  68,886                  113,402
                                                            -----------              -----------
             Total operating expenses                         3,731,440                2,562,490

             Income (loss) from operations                   (2,543,079)                (524,991)

Other income (expense):
       Other income (expense)                                     3,522                   (2,683)
       Finance costs                                           (185,000)                      --
       Interest expense                                        (520,153)                (423,888)
                                                            -----------              -----------
             Total other income (expense)                      (701,629)                (426,571)

Income (loss) before income taxes                            (3,244,708)                (951,562)
       Income taxes                                                  --                       --
                                                            -----------              -----------

       Net loss                                              (3,244,708)                (951,562)

       Amortization of beneficial conversion                 (1,047,368)                      --
       feature

       Net loss available to common stockholders             (4,292,076)                (951,562)
                                                            ===========              ===========

Loss per common share - basic and diluted                   $     (0.25)             $     (0.06)
                                                            ===========              ===========

       Weighted average shares used in computation:          17,402,050               16,652,744
                                                            ===========              ===========


   The accompanying notes are an integral part of these financial statements.

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Thirteen Weeks Ended    Thirteen Weeks Ended
                                                        July 1, 2000              July 3, 1999
Sales, net                                              $11,124,601              $ 8,451,345

Cost of goods sold                                       10,298,793                7,574,065
                                                        -----------              -----------

      Gross profit                                          825,808                  877,280
                                                        -----------              -----------

Operating expenses:
      Selling, general and administrative                 1,960,426                1,359,576
      Research and development                               46,539                   73,869
                                                        -----------              -----------
            Total operating expenses                      2,006,965                1,433,445

            Income (loss) from operations                (1,181,157)                (556,165)

Other income (expense):
      Other income (expense)                                  2,324                    9,060
      Finance charges                                      (185,000)                      --
      Interest expense                                     (243,660)                (224,164)
                                                        -----------              -----------
            Total other income (expense)                   (426,336)                (215,104)

Loss before income taxes                                 (1,607,493)                (771,269)
      Income taxes                                               --                       --
                                                        -----------              -----------

      Net income (loss)                                  (1,607,493)                (771,269)

      Amortization of beneficial conversion                (547,368)                      --
      feature

      Net loss available to common
      stockholders                                      $(2,154,861)             $  (771,269)
                                                        ===========              ===========

Loss per common share - basic and diluted               $     (0.12)             $     (0.05)
                                                        ===========              ===========

      Weighted average shares used in computation:       17,402,050               16,652,744
                                                        ===========              ===========

   The accompanying notes are an integral part of these financial statements.

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Cash Flows

                                                                                July 1, 2000            July 3, 1999
                                                                                ------------            ------------
Cash Flows from Operating Activities:

       Net loss                                                                $(3,224,708)            $  (951,562)
       Adjustments to reconcile net loss to net cash Provided (used)
            in operating activities:
            Depreciation and amortization                                          191,835                 127,853
            Stock compensation expense                                               3,632                   4,843
       Net change in balance sheet accounts
            Accounts receivable                                                   (174,640)             (2,019,337)
            Inventories                                                          4,024,028              (1,766,538)
            Other assets                                                            94,830                 (82,039)
            Accounts payable                                                       122,633               1,046,563
            Accrued expenses                                                      (790,559)                175,534
                                                                                ----------              ----------
       Net cash Provided (used) in operating activities                            227,051              (3,464,683)
                                                                                ----------              ----------

Cash Flows from Investing Activities:

       Purchase of property and equipment                                               --                (684,451)
       Purchase of trademarks                                                           --                      --
                                                                                ----------              ----------
       Net cash used in investing activities                                            --                (684,451)
                                                                                ----------              ----------

Cash Flows from Financing Activities

       Bank overdraft                                                             (305,538)                 93,422
       Issuance of stock                                                         3,710,112               1,122,480
       Note payable                                                                250,000                      --
       Net change in line of credit                                             (3,751,503)              2,932,124
                                                                                ----------              ----------
       Net cash provided by financing activities                                   103,071               4,148,026
                                                                                ----------              ----------

       Net increase in cash                                                        130,122                  (1,108)

       Cash and cash equivalants at beginning of year                               33,700                   8,398
                                                                                ----------              ----------
       Cash and cash equivalants at end of period                              $   163,822             $     7,290
                                                                                ==========              ==========

Supplemental Cash Flow Information:

       Cash paid for:
            Interest                                                           $   705,000             $

       Non-cash investing and financing activities

            Inventory in exchange for payables                                 $    83,167             $
                                                                                                       $        --
                                                                                                       $        --
            Repurchase obligation                                              $ 1,262,092                      --

    The accompanying notes are an integral part of these financial statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                 Notes to the Consolidated Financial Statements
                          July 1, 2000 and July 3, 1999

NOTE 1 - Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 1, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's year ended January 1, 2000 audited consolidated financial statements. The results of operations for the period ended July 1, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2-INVENTORY

The composition of inventory as of July 1, 2000 and January 1, 2000 was as follows:

                                                    2000                       1999
Raw materials and                              $ 11,175,795                $ 10,607,330
supplies
Work-in-process                                   1,023,458                   2,461,800
Finished Goods                                    3,292,639                   4,382,866
                                               ------------                ------------

              Total inventories                  15,491,893                  17,451,996
              Inventory reserves                   (885,000)                    --
                                               ------------                ------------
                                               $ 14,606,893                $ 17,451,996
                                               ============                ============


The Company intends to sell raw material inventory as a method of obtaining capital. A reserve of approximately $ 400,000 has been established to provide for estimated losses on disposal.

NOTE 3 - EARNINGS PER SHARE

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

Since the company incurred a net loss for all periods presented, potential common shares are antidilutive and excluded from the calculation of diluted earnings per share.

                                              Twenty-Six Weeks Ended                             Twenty-Six Weeks Ended
                                                   July 1, 2000                                        July 3, 1999
                                 ---------------------------------------------     ------------------------------------------------
                                     Income            Shares         Per Share           Income            Shares        Per Share
                                   (Numerator)      (Denominator)      Amount           (Numerator)      (Denominator)      Amount
                                 ---------------------------------------------     ------------------------------------------------
BASIC EPS

Net loss                           $(3,244,708)       17,402,050      $(0.18)            $(951,562)         16,652,744     $(0.06)

Amortization of beneficial
conversion feature                 $(1,047,368)       17,402,050      $(0.06)            $       -                  -      $    -

Net Income (Loss) available
to common shareholders             $(4,292,076)       17,402,050      $(0.25)            $(951,562)         16,652,744     $(0.06)

EFFECTS OF DILUTIVE SECURITIES
Common stock options               $         -                -       $    -             $       -                  -      $    -
                                 --------------------------------------------------------------------------------------------------
DILUTED EPS
Net Income (Loss) available
to common shareholders             $(4,292,076)       17,402,050      $(0.25)            $(951,562)         16,652,744     $(0.06)

-----------------------------------------------------------------------------------------------------------------------------------

                                                   Thirteen-Weeks Ended                          Thirteen-Weeks Ended
                                                       July 1, 2000                                  July 3, 1999
                                 ----------------------------------------------   --------------------------------------------------
                                     Income            Shares        Per Share       Income              Shares           Per Share
                                   (Numerator)     (Denominator)       Amount     (Numerator)        (Denominator)          Amount
                                 ----------------------------------------------   --------------------------------------------------
BASIC EPS

Net loss                          $(1,607,493)        17,402,050       $(0.09)     $(771,269)           16,652,744          $(0.05)

Amortization of beneficial
conversion feature                $  (547,368)        17,402,050       $(0.03)     $       -                    -           $    -

Net Income (Loss) available
to common shareholders            $(2,154,861)        17,402,050       $(0.12)     $(771,269)           16,652,744          $(0.05)

EFFECTS OF DILUTIVE SECURITIES
Common stock options              $         -                 -        $    -      $       -                    -           $    -

                                 ---------------------------------------------------------------------------------------------------
DILUTED EPS
Net Income (Loss) available
to common shareholders            $(2,154,861)        17,402,050       $(0.12)     $(771,269)           16,652,744          $(0.05)
                                 ---------------------------------------------------------------------------------------------------

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses of $3,244,708 for the twenty-six weeks ended July 1, 2000. For the year ended January 1, 2000, the Company has incurred a net loss and net income of $8,060,282. As of July 1, 2000 and January 1, 2000, the Company had cash balances of approximately $163,822 and $34,000, respectively, and an accumulated deficit of $13,094,476 as of July 1, 2000. Additionally, as of July 1, 2000, the Company has an outstanding balance on its credit line of $6,028,000 that matures on September 10, 2000 (see Note 6). These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

Management is pursuing various options in order to provide necessary financing. Management's plans to resolve near term cash flow issues include the following:

-        Negotiating a new line of credit with additional cash availability;
- Effecting a private placement equity financing to provide approximately $3 to $5 million in cash flow, less offering costs; and
-        Reducing its operating costs.

Management believes if it can finalize the financing alternatives that it is pursuing and improve its operating results for the remainder of fiscal 2000, the Company will generate sufficient resources to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required, and ultimately to attain profitability. There can be no assurance, however, that financing sources will be available to the Company on acceptable terms or when necessary or that the Company will be successful in its efforts to improve its operating results.

NOTE  5 - EQUITY

On June 20, 2000, the Company sold 650 shares of Series C Convertible Preferred Stock ("Series C Stock") and a warrant to purchase 1,642,106 shares of the Company's common stock. in a private placement for $1,300,000 in gross proceeds. The Company allocated approximately $401,000 related to the value of the warrants. The warrants have an exercise price of $2.26 for 1/6 of the warrants and $1.69 for the remaining warrants. The warrants expire on June 30, 2005.

The Series C Stock and warrants are convertible at any time into a maximum of 3,500,000 shares of the Company's common stock. For the first six months after issuance, the Series C Stock is convertible at a fixed conversion price of $0.95 per share, which was less than the common stock price at the date of close, resulting in a beneficial conversion feature at issue date. Thereafter, the conversion price is adjusted every three months to be the lower, of (a) 80% of the average market price for the lowest three trading days during the last ten trading days prior to the adjustment date and (b)either (i) the current conversion price if 80% of the average market price is less than or equal to 200% of the current conversion price, or (ii) $.95 if 80%of the average market price is more than 200% of the current conversion price. The number of shares of Common stock underlying the Series C Stock is subject to adjustment for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company's common stock. An additional beneficial conversion feature occurred as a result of the 80% of market adjustment.

As of the issue date the Company allocated approximately 612,000 to the beneficial conversion feature, of which $547,368 was amortized as of July 1, 2008.

During the second quarter, the Company received $750,000 in gross proceeds related to the exercise of warrants to purchase 750,000 shares of the Company's common stock. Subject to certain restrictions in a subordination agreement with the Company's bank, the Series C Stock holders have the right to force the Company to redeem the Series C Stock at a premium upon the occurrence of certain events as defined in the agreement.

NOTE 6 - SUBSEQUENT EVENTS

CONVERTIBLE DEBENTURES

On August 14, 2000, in a private placement, the Company sold $750,000 of its 12% Convertible Debentures. The private placement also included warrants to purchase 1,025,160 shares of the Company's common stock.

The Debentures are collateralized against substantially all of the Company's assets, subject to a senior security interest in favor of the holder of the Company's credit line.

Unless shareholder approval is obtained, the Debentures are convertible into a maximum of 3,500,235 shares of the Company's common stock at the lower of a fixed or variable conversion price as defined in the agreement.

The warrants are exercisable at a price equal to 105% of the market price for the Company's common stock as of the closing date or $0.64 per share and expire on August 31, 2005, subject to the terms and conditions as described in the agreement.

In connection with the sale of the Convertible Debentures, the Company was required to obtain the consent of the Series C Stock. In exchange for this concession, the Company agreed to amend the terms of the Series C Stock. Pursuant to the terms of the amendment, the conversion price of the Series C Stock is equal to 70% of the average of the market price of the 5 lowest trading days over the 22 trading days preceding the relevant conversion date.

As a condition to the sale of the Debentures, the Company was required to obtain consent from its existing holders of Series A and Series B and Series C Convertible Preferred Stock. In exchange for this consent, the Company amended certain provisions of the related agreements. The effect of these amendments is to accelerate the preferred holders' ability to convert at a variable conversion price which in each case is based upon then current market price as defined in the amendment.

Since the price of the Company's common stock has declined significantly since the closing of the Series A and Series B and Series C Convertible Preferred Stock, the acceleration of reset dates may result in a substantially increased number of shares of common stock to be issued upon conversion. Management is currently evaluating the impact of the amendments.

CREDIT LINE EXTENSION AND AMENDMENT

In July 2000, the Company signed an agreement which extended the line of credit due on July 10, 2000 for an additional two months. The extension agreement contains restrictive covenants and fees as defined in the agreement. As of the filing of this report Form 10QSB, the Company's in technical default of the covenants contained in the Loan and Security Agreement with Wells Fargo. However, as of this date of the filing of this report on Form 10QSB the Company has reached a verbal agreement with Wells Fargo to amend the Loan and Security Agreement, which will bring this into compliance with the applicable covenants and cure any prior default.

The Company expects to execute the amendment within one business day of this filing.

Although management anticipates it will be able to either extend the line of credit or obtain a new line of credit with another financial institution, there can be no assurance that it will be able to obtain financing on acceptable terms and conditions or when necessary.

RELATED PARTY REPURCHASE OF INVENTORY

In July 2000, the Company was notified of default under and cancellation of flooring arrangements for certain affiliated dealerships. Under the terms of the wholesale financing agreement with the flooring company, the Company was required to repurchase approximately $1.3 million in motorcycles sold to these affiliated dealerships and held in inventory.

The estimated loss of $100,000 that the Company expects to incur related to this transaction has been included in the accompanying financial statements. Additionally, a reduction of $1.3 million dollars in sales and cost of sales, and a payable to the flooring company for $1.3 million, have also been established.

In connection with the repurchase of the $1.3 million in motorcycles, the Company has entered into a Forbearance Agreement with the commercial finance company that requires the Company to repurchase the related motorcycles over a maximum three month period with a required minimum payment of three equal installments. The final installment is due on October 17, 2000. The Company has delivered approximately 1/3 of the related motorcycles and met the required first installment in August 2000.

There can be no assurance that the Company will be able to sell the remaining motorcycles or meet the installment payment requirements. In the event the Company is unable to comply with the terms of the Forbearance Agreement, its ability to sell motorcycles funded with commercial flooring could be eliminated, which would have a material adverse impact on the Company's financial position. Due to the loss of flooring and the closure of two of the affiliated dealership locations, the Company has determined that the collectability of accounts receivable balances as of July 1, 2000 from the affiliated dealerships is in question. Accordingly, an allowance for doubtful accounts has been established totaling approximately $600,000 is included in the accompanying financial statements.

                       TITAN MOTORCYCLE COMPANY OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

13 WEEK PERIOD ENDED JULY 1, 2000, COMPARED WITH 13 WEEK PERIOD ENDED JULY 3,
1999

OVERALL

Net sales for the thirteen-week period ended July 1, 2000 of $11.1 million were $2.7 million, or 32%, higher than net sales for the comparable period in 1999. The Company recorded a net loss of $1,607,493, or $(0.08) per share in 2000 compared with a net loss of $771,269 or $(0.05) per share for 1999.


RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                            2000              1999              INCREASE         % CHANGE
                                            ----              ----              --------         --------
Motorcycle Units                             568               291                 277               95%

Net Sales (in $ 000's):
Motorcycles                                 $ 10,746          $ 7,744           $ (100)              39%
Motorcycle Parts and Accessories            $    378          $   707           $ (329)             (47)%
Total Motorcycles and Parts                 $ 11,124          $ 8,451           $ (429)              32%

As indicated in the above chart, the Company's business continues to consist primarily of motorcycles sales. A small amount of business has been done in parts and accessories. Parts and accessories sales were approximately 5% of revenues.

The increase in motorcycle shipments is due to several reasons, including the continuing growth in reputation of the Company's motorcycles resulting in increased demand, growth in the Company's dealership network, and the Company's investment in new facilities and staff to meet this growing demand. Growth was constrained in the second quarter due to cash flow problem causing part supply issues affecting both the existing Legacy line of motorcycles as well as the new Phoenix line of products. Cash flow issues continue to restrict the Company's ability to obtain parts and meet production requirements.

GROSS PROFIT

                                            2000              1999              DECREASE         % CHANGE
                                            ----              ----              --------         --------

Gross Profit (In 000's)                     $876              $877                  $1                0%
Gross Margin %                               7.8%             10.4%                25%

In the thirteen-weeks ended July 1,2000, gross profit was consistent in dollars with the comparable period in 1999, although the gross margin decreased to 7.8% from 10.4% in 1999.

The Company's gross margins were negatively impacted during the second quarter of 2000 due to parts acquisition issues encountered as a result of cash flow constraints. Failure to generate cash flow sufficient to pay vendors in a more timely manner resulted in lower than expected materials cost savings and anticipated margin improvement. The lower than planned volumes in the last month of the second quarter impacted labor and overhead utilization resulting in a decline in gross margin.

OPERATING EXPENSES

                                            2000              1999              INCREASE         % CHANGE
                                            ----              ----              --------         --------
Operating Expenses (In 000's)               $2,007            $1,433             $574              40%
Operating Expense as % of Sales              18.0%              17%               1%

Total operating expense for the thirteen-week period ended July 1, 2000 increased $573,250, or 40%, over the comparable period in 1999 while sales increased approximately 32% for the same period. This increase was due to a number of factors, including increased rental expense in the new facility, larger support staff in anticipation of growth, and increased legal and accounting expenses.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both the thirteen-week period ended July 1, 2000 and the comparable period ended July 3, 1999 as a result of losses in 2000 and use of tax loss carryforwards in 1999. The Company's ability to use its tax loss carry forwards in the future may be limited due to IRS
Section 382 limitations.

26 WEEK PERIOD ENDED JULY 1, 2000, COMPARED WITH 26 WEEK PERIOD ENDED JULY 3,
1999


OVERALL

Net sales for the twenty-six week period ended July 1, 2000 of $19.2 million were $3.1 million, or 19%, higher than net sales for the comparable period in 1999. The Company recorded a net loss of $3,244,708, or $(0.25) per share, in 2000 compared with a net loss of $951,562 or $(0.06) per share, for 1999.

RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                            2000              1999              INCREASE         % CHANGE
                                            ----              ----              --------         --------

Motorcycle Units                              927               542                 385              71%

Net Sales (in $ 000's):
Motorcycles                                 $18,645           $15,176           $ 3,469              23%
Motorcycle Parts and Accessories            $   501           $   921           $  (420)            (46)%
Total Motorcycles and Parts                 $19,146           $16,097           $ 3,047              19%

As indicated in the above chart, the Company's business continues to consist primarily of motorcycle sales. Parts and accessories sales approached 6% of revenue during this period.

The increase in motorcycle shipments is due to several reasons, including continuing growth in reputation of the Company's motorcycles, resulting in increased demand. Sales were constrained in the second quarter due primarily to cash flow issues that led to part supply issues affecting both the existing Legacy line of motorcycles as well as the Phoenix line of products.


GROSS PROFIT

                                            2000              1999              DECREASE         % CHANGE
                                            ----              ----              --------         --------
Gross Profit (In 000's)                     $1,188            $2,037              $849               41.7%
Gross Margin %                               6.2%               12.7%              5.4%

In the twenty-six weeks ended July 1, 2000, gross profit decreased $849,000 or 34.3%, as compared to the comparable period in 1999. Gross margin in 2000 was 7.3% as compared with 12.7% in 1999.

The Company's gross margins were negatively impacted during the second quarter of 2000 due to parts acquisition issues encountered as a result of cash flow constraints. Failure to generate cash flow sufficient to pay vendors in a more timely manner resulted in lower than expected materials cost savings and anticipated margin improvement. The lower than planned volumes in the last month of the second quarter impacted labor and overhead utilization resulting in a decline in gross margin.

The Company's budgeted sales for the new Phoenix line of motorcycles was negatively impacted during the second quarter 2000 due to parts supply problems derived from cash flow constraints. Failure to achieve anticipated Phoenix line production was a significant factor in the disparity between sales revenues and increased support costs.

OPERATING EXPENSES

                                            2000              1999              INCREASE         % CHANGE
                                            ----              ----              --------         --------
Operating Expenses (In 000's)               $3,731            $2,562              $1,169             46%
Operating Expense as % of Sales             19.5%              15.9%               22.6%

Total operating expense for the twenty-six week period ended July 1, 2000 increased $1,168,947, or 46%, over the comparable period in 1999. This increase was due to a number of factors, including, but not limited to the following principal factors listed in descending order of importance:

- an increase in salaries and wages attributed to both management and support staff necessary to support anticipated increases in sales volumes that did not materialize as anticipated.
-        an increase in legal and accounting expense;
-        increased rental expense

Management has initiated significant cost cutting plans in an attempt to lower operating costs in the third quarter of fiscal 2000.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both the twenty-six week period ended July 1, 2000 and the comparable period ended July 3, 1999 as a result of losses in 1999 and use of tax loss carryforwards in 1999. The Company's ability to use its tax loss carry forwards in the future may be limited due to IRS
Section 382 limitations.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated a small amount of cash in operating activities in the twenty-six week period ended July 1, 2000 compared with uses of $3.5 million in the comparable period in 1999. The decrease in cash used for operating expenses is due primarily to a reduction in inventory of approximately $2.8 million for the period. Capital expenditures totaled $ 0 in the twenty-six week period ending July 1, 2000 compared with $684,000 for the comparable period in 1999.

Cash provided through the issuance and sale of common and preferred stock totaled $3.8 million for the first two quarters in fiscal 2000 as compared to $1.1 million for the same period in 1999. Additionally, the Company had a net reduction in borrowings under its line of credit of $3.8 million in 2000 as compared with a net increase of $2.9 million in 1999. A more detailed description of cash flows can be found in the attached financial statements.

For the first two quarters of fiscal 2000 and fiscal 1999, the Company has incurred net losses of $3.09 million and $1.0 million, respectively. For the two years ending January 1, 2000, the Company has incurred a net loss and net income of approximately $8.1 million and $240,000, respectively. As of July 1, 2000 and January 1, 2000, the Company had cash balances of approximately $164,000 and $34,000, respectively, and an accumulated deficit of approximately $12.9 million as of July 1, 2000. These factors, among other things, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Management is pursuing various options in order to provide necessary financing. As discussed in Note 4 to the consolidated financial statements, management's plans to resolve near term cash flow issues include the following:

-        Negotiating a new line of credit with additional cash availability;
- Effecting a private placement equity financing to provide approximately $3 to $5 million in cash, less offering costs; and
- Improving its operating results primarily through a reduction in operating costs.

Management believes if it can finalize the financing alternatives that it is pursuing to improve its operating results for the remainder of fiscal 2000, the Company will generate sufficient resources to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required, and ultimately to attain profitability. There can be no assurance, however, that financing sources will be available to the Company on acceptable terms or when necessary or that the Company will be successful in its efforts to improve its operating results.

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits


EXHIBIT
NUMBER   DESCRIPTION

3.1 Amended and Restated Certificate of Designations for Series A Preferred Stock filed August 16, 2000 with the Nevada Secretary of State (incorporated by reference from the Company's Form 8-K filed August 21,
         2000)

3.2 Amended and Restated Certificate of Designations for Series B Preferred Stock filed August 16, 2000 with the Nevada Secretary of State (incorporated by reference from the Company's Form 8-K filed August 21,
         2000)

3.3 Amended and Restated Certificate of Designations for Series C Preferred Stock filed August 16, 2000 with the Nevada Secretary of State (incorporated by reference from the Company's Form 8-K filed August 21,
         2000)

4.1 Form of Debenture issued to Esquire Trade & Finance, Inc. and Celeste Trust Reg. (incorporated by reference from the Company's Form 8-K filed August 21, 2000)

4.2 Form of Warrant issued to Esquire Trade & Finance, Inc. and Celeste Trust Reg. (incorporated by reference from the Company's Form 8-K filed August 21, 2000)

4.3 Registration Rights Agreement with Esquire Trade & Finance Inc. and Celeste Trust Reg., dated as of August 14, 2000. (incorporated by reference from the Company's Form 8-K filed August 21, 2000)

4.4 Security Interest and Pledge Provisions, dated as of August 14, 2000 by and among the Company, Esquire Trade & Finance Inc. and Celeste Trust Reg. (incorporated by reference from the Company's Form 8-K filed August 21, 2000)

10.1 Securities Purchase Agreement with Esquire Trade & Finance Inc. and Celeste Trust Reg., dated as of August 14, 2000. (incorporated by reference from the Company's Form 8-K filed August 21, 2000)

10.2 Intecreditor Agreement dated as of August 14, 2000 by and among the Company, Esquire Trade & Finance, Inc., Celeste Trust Reg. and Wells Fargo Credit, Inc. (incorporated by reference from the Company's Form 8-K filed August 21, 2000)

10.3 Second Amendment to Amended and Restated Loan and Security Agreement dated as of August 14, 2000 by and between the Company and Wells Fargo Credit, Inc. (incorporated by reference from the Company's Form 8-K filed August 21, 2000)

10.4 Consent and Waiver Agreement, dated as of August 14, 2000 by and among the Company, Advantage Fund II Ltd. and Koch Investment Group Limited. (incorporated by reference from the Company's Form 8-K filed August 21,
         2000)

27               Financial Data Schedule

         (b)  Reports on Form 8-K

During the quarter ended July 1, 2000 the Company filed two reports on Form 8-K on May 24, 2000 and June 22, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TITAN MOTORCYCLE COMPANY OF AMERICA
                         (Registrant)



/S/ FRANCIS KEERY /S/          AUGUST 21, 2000
--------------------------------------------------
FRANCIS KEERY                        DATE
CHAIRMAN AND CEO


/S/ ROBERT P. LOBBAN /S/       AUGUST 21, 2000
--------------------------------------------------
ROBERT LOBBAN                        DATE
CHIEF FINANCIAL OFFICER