Form 10-Q/A
period 2000-07-01
TITAN MOTORCYCLE CO OF AMERICA INC
filed 2000-09-12
CIK 1053691

                                   FORM 10Q/A

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
                                                              ===========      ===========

  The accompanying notes are an integral part of these financial statements

                         Titan Motorcycle Co. of America
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Twenty-Six Weeks Ended      Twenty-Six Weeks Ended
                                                            July 1, 2000             July 3, 1999
Sales, net                                                  $19,146,421               16,096,910

Cost of goods sold                                           17,958,060               14,059,411
                                                            -----------              -----------

       Gross profit                                           1,188,361                2,037,499
                                                            -----------              -----------

Operating expenses:
       Selling, general and administrative                    3,662,554                2,449,088
       Research and development                                  68,886                  113,402
                                                            -----------              -----------
             Total operating expenses                         3,731,440                2,562,490

             Income (loss) from operations                   (2,543,079)                (524,991)

Other income (expense):
       Other income (expense)                                     3,524                   (2,683)
       Finance costs                                           (185,000)                      --
       Interest expense                                        (520,153)                (423,888)
                                                            -----------              -----------
             Total other income (expense)                      (701,629)                (426,571)

Income (loss) before income taxes                            (3,244,708)                (951,562)
       Income taxes                                                  --                       --
                                                            -----------              -----------

       Net loss                                              (3,244,708)                (951,562)

       Amortization of beneficial conversion                 (1,047,368)                      --
       feature

       Net loss available to common stockholders             (4,292,076)                (951,562)
                                                            ===========              ===========

Loss per common share - basic and diluted                   $     (0.25)             $     (0.06)
                                                            ===========              ===========

       Weighted average shares used in computation:          17,402,050               16,652,744
                                                            ===========              ===========



   The accompanying notes are an integral part of these financial statements.

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Thirteen Weeks Ended    Thirteen Weeks Ended
                                                        July 1, 2000              July 3, 1999
Sales, net                                              $11,124,601              $ 8,451,345

Cost of goods sold                                       10,448,793                7,574,065
                                                        -----------              -----------

      Gross profit                                          675,808                  877,280
                                                        -----------              -----------

Operating expenses:
      Selling, general and administrative                 1,960,426                1,359,576
      Research and development                               46,539                   73,869
                                                        -----------              -----------
            Total operating expenses                      2,006,965                1,433,445

            Income (loss) from operations                (1,331,157)                (556,165)

Other income (expense):
      Other income (expense)                                  2,324                    9,060
      Finance charges                                      (185,000)                      --
      Interest expense                                     (243,660)                (224,164)
                                                        -----------              -----------
            Total other income (expense)                   (426,336)                (215,104)

Loss before income taxes                                 (1,757,493)                (771,269)
      Income taxes                                               --                       --
                                                        -----------              -----------

      Net income (loss)                                  (1,757,493)                (771,269)

      Amortization of beneficial conversion                (547,368)                      --
      feature

      Net loss available to common
      stockholders                                      $(2,304,861)             $  (771,269)
                                                        ===========              ===========

Loss per common share - basic and diluted               $     (0.13)             $     (0.05)
                                                        ===========              ===========

      Weighted average shares used in computation:       17,402,050               16,652,744
                                                        ===========              ===========


   The accompanying notes are an integral part of these financial statements.

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Cash Flows


                                                                                July 1, 2000            July 3, 1999
                                                                                ------------            ------------
Cash Flows from Operating Activities:

       Net loss                                                                $(3,244,708)            $  (951,562)
       Adjustments to reconcile net loss to net cash Provided (used)
            in operating activities:
            Depreciation and amortization                                          191,835                 127,853
            Stock compensation expense                                               3,632                   4,843
       Net change in balance sheet accounts
            Accounts receivable                                                   (174,640)             (2,019,337)
            Inventories                                                          4,024,028              (1,766,538)
            Other assets                                                            94,830                 (82,039)
            Accounts payable                                                       122,633               1,046,563
            Accrued expenses                                                      (790,559)                175,534
                                                                                ----------              ----------
       Net cash Provided (used) in operating activities                            227,051              (3,464,683)
                                                                                ----------              ----------

Cash Flows from Investing Activities:

       Purchase of property and equipment                                               --                (684,451)
       Purchase of trademarks                                                           --                      --
                                                                                ----------              ----------
       Net cash used in investing activities                                            --                (684,451)
                                                                                ----------              ----------

Cash Flows from Financing Activities

       Bank overdraft                                                             (305,538)                 93,422
       Issuance of stock                                                         3,710,112               1,122,480
       Note payable                                                                250,000                      --
       Net change in line of credit                                             (3,751,503)              2,932,124
                                                                                ----------              ----------
       Net cash provided by financing activities                                   (96,929)              4,148,026
                                                                                ----------              ----------

       Net increase in cash                                                        130,122                  (1,108)

       Cash and cash equivalants at beginning of year                               33,700                   8,398
                                                                                ----------              ----------
       Cash and cash equivalants at end of period                              $   163,822             $     7,290
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

NOTE 2-INVENTORY

The composition of inventory as of July 1, 2000 and January 1, 2000 was as follows:


                                                    2000                       1999
Raw materials and                              $ 11,175,795                $ 10,607,330
supplies
Work-in-process                                   1,023,458                   2,461,800
Finished Goods                                    3,292,640                   4,382,866
                                               ------------                ------------

              Total inventories                  15,491,893                  17,451,996
              Inventory reserves                   (885,000)                    --
                                               ------------                ------------
                                               $ 14,606,893                $ 17,451,996
                                               ============                ============





The Company intends to sell certain raw material inventory as a method of obtaining capital. A reserve of approximately $ 400,000 has been established to provide for estimated losses on disposal.

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

                                              Twenty-Six Weeks Ended                             Twenty-Six Weeks Ended
                                                   July 1, 2000                                        July 3, 1999
                                 ---------------------------------------------     ------------------------------------------------
                                     Income            Shares         Per Share           Income            Shares        Per Share
                                   (Numerator)      (Denominator)      Amount           (Numerator)      (Denominator)      Amount
                                 ---------------------------------------------     ------------------------------------------------
BASIC EPS

Net loss                           $(3,244,708)       17,402,050      $(0.19)            $(951,562)         16,652,744     $(0.06)

Amortization of beneficial
conversion feature                 $(1,047,368)       17,402,050      $(0.06)            $       -                  -      $    -

Net Income (Loss) available
to common shareholders             $(4,292,076)       17,402,050      $(0.25)            $(951,562)         16,652,744     $(0.06)

EFFECTS OF DILUTIVE SECURITIES
Common stock options               $         -                -       $    -             $       -                  -      $    -
                                 --------------------------------------------------------------------------------------------------
DILUTED EPS
Net Income (Loss) available
to common shareholders             $(4,292,076)       17,402,050      $(0.25)            $(951,562)         16,652,744     $(0.06)

-----------------------------------------------------------------------------------------------------------------------------------

                                                   Thirteen-Weeks Ended                          Thirteen-Weeks Ended
                                                       July 1, 2000                                  July 3, 1999
                                 ----------------------------------------------   --------------------------------------------------
                                     Income            Shares        Per Share       Income              Shares           Per Share
                                   (Numerator)     (Denominator)       Amount     (Numerator)        (Denominator)          Amount
                                 ----------------------------------------------   --------------------------------------------------
BASIC EPS

Net loss                          $(1,757,493)        17,402,050       $(0.10)     $(771,269)           16,652,744          $(0.05)

Amortization of beneficial
conversion feature                $  (547,368)        17,402,050       $(0.03)     $       -                    -           $    -

Net Income (Loss) available
to common shareholders            $(2,304,861)        17,402,050       $(0.13)     $(771,269)           16,652,744          $(0.05)

EFFECTS OF DILUTIVE SECURITIES
Common stock options              $         -                 -        $    -      $       -                    -           $    -

                                 ---------------------------------------------------------------------------------------------------
DILUTED EPS
Net Income (Loss) available
to common shareholders            $(2,304,861)        17,402,050       $(0.13)     $(771,269)           16,652,744          $(0.05)
                                 ---------------------------------------------------------------------------------------------------



NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.


The Company has incurred net losses of $3,244,708 for the twenty-six weeks ended July 1, 2000. For the year ended January 1, 2000, the Company has incurred a net loss of $8,060,282. As of July 1, 2000 and January 1, 2000, the Company had cash balances of approximately $163,822 and $33,700, respectively, and an accumulated deficit of $13,094,476 as of July 1, 2000. Additionally, as of July 1, 2000, the Company has an outstanding balance on its credit line of $6,028,228 that matures on September 10, 2000 (see Note 6). These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern.


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

NOTE  5 - EQUITY


On June 20, 2000, the Company sold 1,300 shares of Series C Convertible Preferred Stock ("Series C Stock") and a warrant to purchase 1,642,106 shares of the Company's common stock. in a private placement for $1,300,000 in gross proceeds. The Company allocated approximately $401,000 related to the value of the warrants. The warrants have an exercise price of $2.26 for 1/6 of the warrants and $1.69 for the remaining warrants. The warrants expire on June 30, 2005.


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



As of the issue date the Company allocated approximately 612,000 to the beneficial conversion feature, of which $547,368 was amortized as of July 1, 2000.



Subject to certain restrictions in a subordination agreement with the Company's bank, the Series C Stock holders have the right to force the Company to redeem the Series C Stock at a premium upon the occurrence of certain events as defined in the agreement.



During the second quarter, the Company received $300,000 in gross proceeds related to the exercise of warrants to purchase 300,000 shares of the Company's common stock.



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


In connection with the sale of the Convertible Debentures, the Company was required to obtain the consent of the holders of the Series C Stock. In exchange for this concession, the Company agreed to amend the terms of the Series C Stock. Pursuant to the terms of the amendment, the conversion price of the Series C Stock is equal to 70% of the average of the market price of the 5 lowest trading days over the 22 trading days preceding the relevant conversion date.

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

CREDIT LINE EXTENSION AND AMENDMENT

In July 2000, the Company signed an agreement which extended the line of credit due on July 10, 2000 for an additional two months. The extension agreement contains restrictive covenants and fees as defined in the agreement. As of the filing of this report on Form 10QSB, the Company is in technical default of the covenants contained in the Loan and Security Agreement with Wells Fargo. However, as of the date of the filing of this report on Form 10QSB the Company has reached a verbal agreement with Wells Fargo to amend the Loan and Security Agreement, which will bring this into compliance with the applicable covenants and cure any prior default.

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

                       TITAN MOTORCYCLE COMPANY OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

13 WEEK PERIOD ENDED JULY 1, 2000, COMPARED WITH 13 WEEK PERIOD ENDED JULY 3,
1999

OVERALL


Net sales for the thirteen-week period ended July 1, 2000 of approximately $11.1 million were $2.7 million, or 32%, higher than net sales for the comparable period in 1999. The Company recorded a net loss of $1,757,493, or $(0.10) per share in 2000 compared with a net loss of $771,269 or $(0.05) per share for 1999.



RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES


                                            2000              1999              INCREASE         % CHANGE
                                            ----              ----              --------         --------
Motorcycle Units                             568               291                  277              95%

Net Sales (in $ 000's):
Motorcycles                                 $ 10,746          $ 7,744            $3,002               39%
Motorcycle Parts and Accessories            $    378          $   707           $  (329)            (47)%
Total Motorcycles and Parts                 $ 11,124          $ 8,451           $(2,673)              32%


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

GROSS PROFIT

                                            2000              1999              DECREASE         % CHANGE
                                            ----              ----              --------         --------

Gross Profit (In 000's)                     $676              $877               $201              23%
Gross Margin %                               6.1%             10.4%              4.3%              41%



In the thirteen-weeks ended July 1,2000, gross profit was fairly consistent in dollars with the comparable period in 1999, although the gross margin decreased to 6.1% from 10.4% in 1999.


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


Total operating expense for the thirteen-week period ended July 1, 2000 increased $573,520, or 40%, over the comparable period in 1999 while sales increased approximately 32% for the same period. This increase was due to a number of factors, including increased rental expense in the new facility, larger support staff in anticipation of growth, and increased legal and accounting expenses.


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

26 WEEK PERIOD ENDED JULY 1, 2000, COMPARED WITH 26 WEEK PERIOD ENDED JULY 3,
1999


OVERALL


Net sales for the twenty-six week period ended July 1, 2000 of approximately $19.1 million were $3.0 million, or 19%, higher than net sales for the comparable period in 1999. The Company recorded a net loss of $3,244,708, or $(0.19) per share, in 2000 compared with a net loss of $951,562 or $(0.06) per share, for 1999.


RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES


                                            2000              1999           INCREASE/(DECREASE)    % CHANGE
                                            ----              ----           -------------------    --------

Motorcycle Units                              927               542                 385               71%

Net Sales (in $ 000's):
Motorcycles                                 $18,645           $15,176           $ 3,469               23%
Motorcycle Parts and Accessories            $   501           $   921           $  (420)             (46)%
Total Motorcycles and Parts                 $19,146           $16,097           $ 3,049               19%


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


GROSS PROFIT

                                            2000              1999              DECREASE         % CHANGE
                                            ----              ----              --------         --------
Gross Profit (In 000's)                     $1,188            $2,037              $849               42%
Gross Margin %                               6.2%               12.7%              6.5%              51%



In the twenty-six weeks ended July 1, 2000, gross profit decreased approximately $849,000 or 42%, as compared to the comparable period in 1999. Gross margin in 2000 was 6.2% as compared with 12.7% in 1999.

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


OPERATING EXPENSES

                                            2000              1999              INCREASE         % CHANGE
                                            ----              ----              --------         --------
Operating Expenses (In 000's)               $3,731            $2,562              $1,169             46%
Operating Expense as % of Sales             19.5%              15.9%                3.6%             23%


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

LIQUIDITY AND CAPITAL RESOURCES


The Company generated a small amount of cash in operating activities in the twenty-six week period ended July 1, 2000 compared with uses of $3.5 million in the comparable period in 1999. The decrease in cash used for operating expenses is due primarily to a reduction in inventory of approximately $4.0 million for the period. Capital expenditures totaled $ 0 in the twenty-six week period ending July 1, 2000 compared with $684,000 for the comparable period in 1999.


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


For the first two quarters of fiscal 2000 and fiscal 1999, the Company has incurred net losses of $3.2 million and $1.0 million, respectively. For the two years ending January 1, 2000, the Company has incurred a net loss and net income of approximately $8.1 million and $240,000, respectively. As of July 1, 2000 and January 1, 2000, the Company had cash balances of approximately $164,000 and $34,000, respectively, and an accumulated deficit of approximately $13.1 million as of July 1, 2000. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern.


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



TITAN MOTORCYCLE COMPANY OF AMERICA
                         (Registrant)




/S/ FRANCIS KEERY /S/          September 11, 2000
--------------------------------------------------
FRANCIS KEERY                        DATE
CHAIRMAN AND CEO




/S/ ROBERT P. LOBBAN /S/       September 11, 2000
--------------------------------------------------
ROBERT LOBBAN                        DATE
CHIEF FINANCIAL OFFICER