Form 10-Q
period 2000-09-30
TITAN MOTORCYCLE CO OF AMERICA INC
filed 2000-11-20
CIK 1053691

                                    FORM 10Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number  000-24477

                       TITAN MOTORCYCLE COMPANY OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               86-0776876
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

2222 West Peoria Avenue, Phoenix, Arizona                        85029
------------------------------------------                     ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (602) 861-6977

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Number of shares of common stock, par value $.001,
                  Outstanding as of November 14, 2000:   21,407,579

                         TITAN MOTORCYCLE CO. OF AMERICA


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2000 and January 1, 2000

         Condensed Consolidated Statements of Operations for the thirty-nine weeks ended September 30, 2000 and October 2, 1999 and for the thirteen-weeks ended September 30, 2000 and October 2, 1999

         Condensed Consolidated Statements of Cash Flow for the thirty-nine weeks ended September 30, 2000 and October 2, 1999

         Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

ITEM 2.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         TITAN MOTORCYCLE CO. OF AMERICA
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                        September 30, 2000     January 1, 2000
                                                                                        ------------------     ---------------
                                                                                            (Unaudited)
Assets

Current assets:
           Cash                                                                            $    150,866          $     33,700
           Accounts receivable, net                                                           1,588,251             1,228,311
           Accounts receivable - related party                                                  425,000               999,252
           Inventories, net                                                                   8,658,932            17,451,996
           Prepaid expenses                                                                      87,206               351,482
                                                                                           ------------          ------------
           Total current assets                                                              10,910,255            20,064,741

Property and equipment, net                                                                   1,709,699             2,013,905
Other assets                                                                                     46,885                17,318
Trademarks                                                                                       84,346                85,481
                                                                                           ------------          ------------
           Total assets                                                                    $ 12,751,185          $ 22,181,445
                                                                                           ============          ============

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit

Current liabilities:
           Bank Overdraft                                                                  $         --          $    305,538
           Accounts payable                                                                   3,933,467             3,891,287
           Accrued expenses                                                                     996,060             2,158,985
           Repurchase liability                                                                 765,407
           Note Payable - Line of Credit                                                      4,094,164             9,779,731
           Current portion of notes payable                                                     941,784               627,825
                                                                                           ------------          ------------
           Total current liabilities                                                         10,730,882            16,763,366

Notes payable                                                                                 1,906,428             2,647,169
Subordinated debentures                                                                         600,475
                                                                                           ------------          ------------
           Total liabilities                                                                 13,237,785            19,410,535

Redeemable Preferred Stock
           Cumulative preferred stock, 1,230 shares outstanding                                 708,674             3,536,739

Stockholders' deficit
           Preferred stock, 10,000,000 shares authorized, 5,799 shares outstanding            4,615,620                    --
           Common stock, par value $.001; 90,000,000 shares authorized, 19,403,650
           shares outstanding                                                                    19,404                17,162
           Additional paid in capital                                                        12,579,402             9,098,252
           Unearned compensation                                                                (24,213)              (31,475)
           Accumulated deficit                                                              (18,385,487)           (9,849,768)
                                                                                           ------------          ------------
           Total stockholders' deficit                                                       (1,195,274)             (765,829)
                                                                                           ------------          ------------
           Total liabilities and stockholders' deficit                                     $ 12,751,185          $ 22,181,445
                                                                                           ============          ============


The accompanying footnotes are an integral part to these financial statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Thirty-Nine Weeks Ended  Thirty-Nine Weeks Ended
                                                          September 30, 2000        October 2, 1999
                                                       -----------------------  -----------------------
Sales, net                                                   $ 23,865,851            $ 21,942,382

Cost of goods sold                                             24,817,435              19,537,794
                                                             ------------            ------------
       Gross profit                                              (951,584)              2,404,588

Operating expenses:
       Selling, general and administrative                      5,763,713               3,973,378
       Research and development                                    68,886                 229,827
                                                             ------------            ------------
             Total operating expenses                           5,832,599               4,203,205
                                                             ------------            ------------
             Income (loss) from operations                     (6,784,183)             (1,798,617)

Other income (expense):
       Other expense                                             (115,794)                (41,987)
       Finance costs                                             (290,031)                     --
       Interest expense                                        (1,345,709)               (669,585)
                                                             ------------            ------------
             Total other income (expense)                      (1,751,534)               (711,572)
                                                             ------------            ------------
Income (loss) before income taxes                              (8,535,717)             (2,510,189)
       Income taxes                                                    --                   5,172
                                                             ------------            ------------
       Net loss                                                (8,535,717)             (2,515,361)
       Amortization of beneficial conversion feature           (1,047,368)                     --
       Preferred dividends                                       (247,234)                     --
                                                             ------------            ------------
       Net loss available to common stockholders             $ (9,830,319)           $ (2,515,361)
                                                             ============            ============
       Loss per common share -- basic and diluted            $      (0.54)           $      (0.15)
                                                             ============            ============


The accompanying notes are an integral part of these financial statements.

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Thirteen Weeks Ended  Thirteen Weeks Ended
                                                        September 30, 2000     October 2, 1999
                                                      --------------------   --------------------
Sales, net                                                  $ 4,719,430          $ 5,845,472
Cost of goods sold                                            6,859,375            5,478,383
                                                            -----------          -----------
      Gross profit                                           (2,139,945)             367,089

Operating expenses:
      Selling, general and administrative                     2,101,159            1,524,290
      Research and development                                       --              116,425
                                                            -----------          -----------
            Total operating expenses                          2,101,159            1,640,715
                                                            -----------          -----------
            Income (loss) from operations                    (4,241,104)          (1,273,626)

Other income (expense):
      Other expense                                            (119,318)             (39,304)
      Finance costs                                            (105,031)                  --
      Interest expense                                         (825,556)            (245,697)
                                                            -----------          -----------
            Total other income (expense)                     (1,049,905)            (285,001)
                                                            -----------          -----------
Loss before income taxes                                     (5,291,009)          (1,558,627)
      Income taxes                                                   --                   --
                                                            -----------          -----------
      Net income (loss)                                      (5,291,009)          (1,558,627)
      Preferred dividends                                       (89,761)                  --
                                                            -----------          -----------
      Net loss available to common stockholders             $(5,380,770)         $(1,558,627)
                                                            ===========          ===========
Loss per common share - basic and diluted                   $     (0.28)         $     (0.09)
                                                            ===========          ===========


The accompanying notes are an integral part of these financial statements.

                         TITAN MOTORCYCLE CO. OF AMERICA
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Thirty-nine Weeks Ended   Thirty-nine Weeks Ended
                                                                September 30, 2000          October 2, 1999
                                                              -----------------------   -----------------------
Cash Flows from Operating Activities:

       Net loss                                                    $(8,535,717)               $(2,515,361)
       Adjustments to reconcile net loss to net cash
            provided by (used in) operating activities:
            Depreciation and amortization                              308,356                    216,044
            Stock compensation expense                                   7,262                      7,264
       Net change in balance sheet accounts
            Accounts receivable                                        214,312                   (902,086)
            Inventories                                              8,303,410                 (4,414,700)
            Prepaid expenses                                           264,277                         --
            Other assets                                               (29,567)                  (247,176)
            Accounts payable                                           531,834                    376,219
            Accrued expenses                                           (24,829)                   306,596
                                                                   -----------                -----------
       Net cash provided by (used in) operating expenses             1,039,338                 (7,173,200)
                                                                   -----------                -----------

Cash Flows from Investing Activities:

       Purchase of property and equipment                               (3,018)                (1,087,044)
       Purchase of trademarks                                               --                     (7,487)
                                                                   -----------                -----------
       Net cash used in investing activities                            (3,018)                (1,094,531)
                                                                   -----------                -----------
Cash Flows from Financing Activities:

       Bank overdraft                                                 (305,538)                   637,016
       Proceeds from issuance of note payable                          250,000                         --
       Issuance of common stock                                      1,050,000                  1,813,257
       Issuance of preferred stock                                   2,490,085                  3,536,693
       Proceeds from warrants                                          691,143                         --
       Issuance of debentures                                          590,723                         --
       Net change in line of credit                                 (5,685,567)                 2,285,159
       Payments on Notes payable                                            --                  1,000,000
                                                                   -----------                -----------
       Net cash provided by (used in) financing activities            (919,154)                 9,272,125
                                                                   -----------                -----------
       Net increase in cash                                            117,166                  1,004,394
       Cash and cash equivalents at beginning of year                   33,700                      8,398
                                                                   -----------                -----------
       Cash and cash equivalents at end of period                  $   150,866                $ 1,012,792
                                                                   ===========                ===========

Supplemental Cash Flow Information:

       Cash paid for:
            Interest                                                 1,015,232                  1,019,364

       Non-cash investing and financing activities

            Inventory in exchange for payables                          83,167                         --
            Advertising                                                296,425                         --
            Legal Fees                                                 110,062                         --
            Note payable and accrued interest converted
              to common stock                                        1,049,471                         --
            Conversion of preferred stock to common
              stock                                                    284,537                         --


The accompanying notes are an integral part of these financial statements

                         TITAN MOTORCYCLE CO. OF AMERICA
                 Notes to the Consolidated Financial Statements
                     September 30, 2000 and October 2, 1999

NOTE 1 - CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed, consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been recorded.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's year ended January 1, 2000 audited consolidated financial statements. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2 - INVENTORY

The composition of inventory as of September 30, 2000 and January 1, 2000 is as follows:

                                              2000                  1999
Raw materials and supplies               $  9,623,040          $ 10,607,330
WIP                                            80,928             2,461,800
Finished goods                              1,694,764             4,382,866
                                         ------------          ------------
              Total inventories            11,398,732            17,451,996
              Inventory reserves           (2,739,800)                   --
                                         ------------          ------------
                                         $  8,658,932          $ 17,451,996
                                         ============          ============


The Company intends to sell approximately $4,000,000 of excess raw materials inventory outside the normal course of business. As of September 30, 2000 approximately $650,000 has been sold at a loss of approximately $325,000. A reserve of approximately $1,854,000 has been established at September 30, 2000 to provide for estimated losses on disposal, which is included in cost of goods sold.

NOTE 3 - EARNINGS PER SHARE

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                               Thirty-nine Weeks Ended                       Thirty-nine Weeks Ended
                                                 September 30, 2000                              October 2, 1999
                                    -------------------------------------------     -----------------------------------------------
                                        Income           Shares       Per Share       Income            Shares            Per Share
                                      (Numerator)    (Denominator)      Amount      (Numerator)      (Denominator)          Amount
                                    -------------------------------------------     -----------------------------------------------
Basic EPS

Net loss                            $ (8,535,717)      18,307,067      $  (0.47)    $ (2,515,361)     17,147,333         $  (0.15)

Amortization of beneficial
conversion feature                  $ (1,047,368)      18,307,067      $  (0.06)    $         --              --         $     --

Preferred dividends                 $   (247,234)      18,307,067      $   (.01)    $         --              --         $     --

Net Income (Loss) available
to common shareholders              $ (9,830,319)      18,307,067      $  (0.54)    $ (2,515,361)     17,147,333         $  (0.15)
                                    -----------------------------------------------------------------------------------------------
Diluted EPS
Net Income (Loss) available
to common shareholders              $ (9,830,319)      18,307,067      $  (0.54)    $ (2,515,361)     17,147,333         $  (0.15)
                                    ===============================================================================================

                                               Thirteen-Weeks Ended                          Thirteen-Weeks Ended
                                                September 30, 2000                              October 2, 1999
                                    ------------------------------------------     ---------------------------------------------
                                      Income           Shares       Per Share        Income            Shares         Per Share
                                    (Numerator)     (Denominator)     Amount       (Numerator)     (Denominator)        Amount
                                    ------------------------------------------     ---------------------------------------------
Basic EPS

Net loss                            $(5,291,009)      18,920,448      $(0.28)      $(1,558,627)      17,147,333         $(0.09)

Preferred dividends                 $   (89,761)      18,920,448      $(0.00)      $        --               --         $  --

Net Income (Loss) available
to common shareholders              $(5,380,770)      18,920,448      $(0.28)      $(1,558,627)      17,147,333         $(0.09)
                                    --------------------------------------------------------------------------------------------
Diluted EPS
Net Income (Loss) available
to common shareholders              $(5,380,770)      18,920,448      $(0.28)      $(1,558,627)      16,652,744         $(0.09)
                                    ============================================================================================

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a net loss of ($8,535,717) for the thirty-nine weeks ending September 30, 2000. For the year ending January 1, 2000 the Company incurred a net loss ($8,060,282). As of September 30, 2000 and January 1, 2000, the Company had cash balances of $150,866 and $33,700, respectively, and an accumulated deficit of ($18,385,487) as of September 30, 2000. Additionally, as of September 30, 2000, the Company has an outstanding balance on its credit line of $4,094,164 that matures on March 31, 2001 (see Note 6). These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Management is pursuing various options in order to provide necessary financing. Management's plan to resolve near term cash flow issues include the following options:

-  Negotiate a new line of credit with additional cash availability;
-  A private placement equity financing
-  Reduction in operating costs.

Management believes if it can finalize the financing options that it is pursuing together with its projected improvement in operating results for the remainder of fiscal 2000, the Company will generate sufficient resources to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required, and ultimately to attain profitability. There can be no assurance, however, that these sources will be available to the Company on acceptable terms or when necessary.

NOTE 5 - ISSUANCE OF CONVERTIBLE DEBENTURES

On August 14, 2000, in a private placement, the Company sold $750,000 in 12% Convertible Debentures. The Convertible Debentures include warrants to purchase 1,025,160 shares of the Company's common stock.

The warrants are exercisable at a price equal to 105% of the market price for the Company's common stock as of the closing date or $0.64 per share and expire on August 31, 2005 and are subject to terms and conditions as described in the agreement. The Company allocated approximately $159,000 related to the value of the warrants.


The holder of this debenture is entitled, at its option, to convert this Debenture at any time into shares of common stock of the Company at a conversion price equal to the lower of the fixed conversion price or the variable conversion price. The fixed conversion price is equal to 70% of the average of the closing bid price of the Company's common stock for the five trading days immediately preceding the closing date. The variable conversion price is equal to 70% of the average of the five lowest closing bid prices (which need not be consecutive days) of the Company's common stock during the 22 trading days immediately preceding the applicable conversion date, resulting in a beneficial conversion feature at the issue date. The number of shares of Common stock underlying the Debentures is subject to adjustment for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company's common stock.

Upon issuance, the Company allocated approximately $590,000 to the beneficial conversion feature, which was fully amortized at the date of issuance and is reflected in the accompanying financial statements as interest expense.

The Debentures are collateralized against substantially all of the Company's assets, subject to subordinating a senior security interest in favor of the holder of the Company's credit line.

The Debentures are convertible into a maximum of 3,500,235 shares of the Company's common stock, unless shareholder approval is obtained, at the lower of a fixed or variable conversion price as defined in the agreement.

As a condition to the sale of the Debentures, the Company was required to obtain consent from its existing holders of Series A, Series B and Series C Convertible Preferred Stock. In exchange for this consent, the Company amended certain provisions of the related agreements. The effect of these amendments was to accelerate the shareholder's ability to convert at a variable conversion price, which in each case is based upon the then current market price, as defined in the amendment.

Given that the price of the Company's common stock has declined significantly since the closing of the Series A, Series B and Series C Convertible Preferred Stock, the amended variable conversion feature may result in a substantially increased number of shares of common stock to be issued upon conversion.

NOTE 6 - RELATED PARTY REPURCHASE OF INVENTORY

In July 2000, the Company was notified of default and cancellation of flooring for the affiliated dealerships and under the terms of the Company's wholesale financing agreement with the flooring company, was required to repurchase approximately $1.3 million in motorcycles sold to the affiliated dealerships and held in inventory.

The loss related to this transaction has been included in the second quarter of 2000 financial statements. Additionally, a reduction of $1.3 million dollars in sales and cost of sales, and a payable to the flooring company for $1.3 million has also been established. The Company has receivables totaling $425,000 from affiliates are secured by a cash deposit held by the bank.

In connection with the repurchase of the $1.3 million in motorcycles, the Company has entered into a Forebearance Agreement with the commercial finance company that required the Company to repurchase the related motorcycles over a maximum three-month period with required minimum payments in three equal installments. The final installment of approximately $436,000 was paid in October 2000.

NOTE 7 - SUBSEQUENT EVENTS

CREDIT LINE EXTENSION AND AMENDMENT

In October 2000, the Company signed an agreement that extended a line of credit due in September until March 31, 2001. The extension agreement contains certain restrictive covenants and fees as defined in the agreement. The Lender has imposed certain raw material inventory limits as well as a minimum income from operations provisions, as adjusted, for certain reserves, per the agreement. Lender reserves the right to certain remedies in the event of default. No notice of default has been issued to the Company.

The agreement contains certain maximum inventory levels at specified dates as defined in the agreement. In the event that inventory levels exceed defined limits, the lender reserves the right to require the Company to retain a liquidation company to work with the Company to meet required inventory levels.

REPURCHASE OBLIGATION

In October 2000, the Company was notified that it would be required to repurchase approximately $330,000 in motorcycles as required under the terms of a wholesale financing agreement with a flooring company. Accordingly, a reduction of $330,000 in sales, cost of sales and a payable to the flooring company for $330,000 has been established in the accompanying financial statements. Management does not expect a material loss on disposal of these motorcycles.

                       TITAN MOTORCYCLE COMPANY OF AMERICA

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

13 WEEK PERIOD ENDED SEPTEMBER 30, 2000, COMPARED WITH 13 WEEK PERIOD ENDED OCTOBER 2, 1999

OVERALL

Net Sales for the thirteen-week period ended September 30, 2000 of $4.7 million were $1.1 million, or 19%, lower than net sales for the comparable period in 1999. The Company recorded a net loss of ($5,291,009), or ($0.28) per share in 2000 compared with net loss of ($1,558,627) or ($0.09) per share for 1999.


RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                              2000             1999             INCREASE         % CHANGE
                                              ----             ----             --------         --------
Motorcycle Units                                191               246                (55)          (22%)

Net Sales (in $000's):
Motorcycles                                 $ 4,328           $ 5,616           ($ 1,288)          (23%)
Motorcycle Parts and Accessories            $   391           $   229            $   162            71%
Total Motorcycles and Parts                 $ 4,719           $ 5,845           ($ 1,126)          (19%)


As indicated in the above chart, the Company's business continues to consist primarily of motorcycle sales. A small amount of business has been done in Parts and Accessories. Parts and Accessories sales approximated 8% of revenues.

The decrease in motorcycle shipments is primarily due to cash flow constraints causing production issues. Cash flow issues continue to restrict the ability to obtain parts and meet production requirements.


GROSS PROFIT

                                              2000              1999              DECREASE         % CHANGE
                                              ----              ----              --------         --------
Gross Profit (Loss) (In $000's)             ($2,139)            $367               ($2,506)         (683%)
Gross Margin %                              ( 45.3%)            6.3%                (51.6%)

In the thirteen-weeks ended September 30, 2000 gross profit and gross margin percent were lower than the comparable period in 1999 due primarily to production inefficiencies as a result of lower than anticipated volumes due to cash flow constraints. In addition, the Company increased its reserve for the planned liquidation of excess raw materials by $1,854,000.

Failure to generate sufficient cash flow to pay vendors in a timely manner resulted in lower than expected materials cost savings and limited potential margin improvement planned by management. The lower than planned volumes in the third quarter impacted labor and overhead utilization resulting in a decline in gross profit margin.

OPERATING EXPENSES

                                             2000              1999              INCREASE         % CHANGE
                                             ----              ----              --------         --------
Operating Expenses (In $000's)              $2,101            $1,641               $460              28%
Operating Expense as % of Sales                45%               28%                17%

Total operating expenses for the thirteen-week period ended September 30, 2000 increased by $460,000 over the same period in 1999 against a decrease in sales of approximately 19% due primarily to an increase in bad debt expense. Although management has taken certain steps to reduce operating expenses, including reduction in staffing, consolidation in facilities and general cost reduction efforts, the impact of these efforts will be reflected in the final quarter of fiscal 2000.

Included in interest expense is approximately $590,000 related to the beneficial conversion feature for the Convertible Debentures.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both the thirteen-week period ended September 30, 2000 and the comparable period ended October 2, 1999 as a result of losses in 2000 and use of tax loss carryforwards in 1999. The Company's ability to use its tax loss carry forwards may be limited due to IRS Section 382 limitations.


39 WEEK PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH 39 WEEK PERIOD ENDED OCTOBER 2, 1999.


OVERALL

Net Sales for the thirty-nine week period ended September 30, 2000 of $23.9 million were $2.0 million, or 9%, higher than net sales for the comparable period in 1999. The Company recorded a net loss of ($8,535,717), or $(0.54) per share in 2000 compared with net loss of ($2,515,361) or $(0.15) per share for 1999.

RESULTS OF OPERATIONS
MOTORCYCLE UNIT SHIPMENTS AND NET SALES

                                          2000            1999          INCREASE           % CHANGE
                                          ----            ----          --------           --------
Motorcycle Units                             941             788             153              19%

Net Sales (in $000's):
Motorcycles                              $22,924         $21,299         $ 1,625               8%
Motorcycle Parts and Accessories         $   942         $   643         $   299              47%
Total Motorcycles and Parts              $23,866         $21,942         $ 1,924               9%

As indicated in the above chart, the Company's business continues to consist primarily of motorcycle sales. A small amount of business has been done in Parts and Accessories. Parts and Accessories sales approximated 4% of revenues.

The increase in motorcycle shipments was due to increased sales in the second quarter of fiscal 2000 as compared to the previous year. Sales were constrained in the third quarter 2000 due to part supply issues as a result of cash flow constraints.


GROSS PROFIT

                                     2000            1999            DECREASE         % CHANGE
                                     ----            ----            --------         --------
Gross Profit (In $000's)            ($ 952)        $  2,405          ($ 3,357)         (140%)
Gross Margin %                       (4.0%)           11.0%            (14.6%)

In the thirty-nine weeks ended September 30, 2000, gross profit decreased $3,356,172 or 140%, as compared to the comparable period in 1999. The gross profit margin was (4.0%) as compared with 11.0% in 1999.

The Company's gross profit margin was negatively impacted during third quarter of 2000 due to parts acquisition issues encountered as a result of cash flow constraints. Failure to generate cash flow sufficient to pay vendors in a timelier manner resulted in lower materials cost savings and potential margin improvement. In addition, the Company increased its reserve for the planned liquidation of excess raw materials by $1,854,000.


OPERATING EXPENSES

                                           2000             1999            INCREASE         % CHANGE
                                           ----             ----            --------         --------
Operating Expenses (In $000's)          $  5,833          $  4,203          $ 1,630             39%
Operating Expense as % of Sales            24.4%             19.2%             5.2%

Total operating expense for the thirty-nine week period ended September 30, 2000 increased $1,629,394 or 39%, over the comparable period in 1999. Operating expenses, as a percentage of sales, were 24.4% for the thirty-nine week period ended September 30, 2000 as compared to 19.2% for the previous year's comparable period.

Included in interest expense is approximately $590,000 related to the beneficial conversion feature for the Convertible Debentures.

Although management has taken certain steps to reduce operating expenses, including reduction in staffing, consolidation in facilities and general cost reduction efforts, the impact of these efforts will be reflected in the final quarter of fiscal 2000.

CONSOLIDATED INCOME TAXES

The Company's effective tax rate was 0.0% in both the thirty-nine week period ended September 30, 2000 and the comparable period ended October 2, 1999 as a result of losses in 1999 and use of tax loss carryforwards in 1999. The Company's ability to use its tax loss carry forwards may be limited due to IRS
Section 382 limitations.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $1,039,338 of cash from operating activities in the thirty-nine week period ended September 30, 2000 compared with uses of $7.2 million in the comparable period in 1999. The change in cash used for operating expenses is due primarily to reduction in inventory of approximately $8.8 million for the thirty-nine week period. Capital expenditures totaled $3,018 in the thirty-nine week period ending September 30, 2000 compared with $1,094,531 for the comparable period in 1999.

Cash provided through the issuance and sale of common and preferred stock totaled $4.2 million for the first three quarters in fiscal 2000 as compared to $5.4 million for the same period in 1999. Additionally, the Company had a net reduction in borrowings under its line of credit of $5.7 million in 2000 as compared with a net increase of $2.3 million in 1999. A more detailed description of cash flows can be found in the attached financial statements.

For the first three quarters of fiscal 2000 and fiscal 1999, the Company incurred net losses of $8.5 million and $2.5 million, respectively. For the year ending January 1, 2000, the Company incurred a net loss of approximately $8.1 million. As of September 30, 2000 and January 1, 2000, the Company had cash balances of approximately $151,000 and $34,000, respectively and an accumulated deficit of approximately $18.4 million as of September 30, 2000. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

Management is pursuing various options in order to provide necessary financing. As discussed in Note to the consolidated financial statements, management's plans to resolve near term cash flow issues include the following transactions:

-  Negotiating a new line of credit with additional cash availability;
-  A private placement of equity financing
-  Projected improvement of operating results.

Management believes if it can finalize the financing alternatives that it is pursuing, together with its projected improvement in operating results for the remainder of fiscal 2000, the Company will generate sufficient resources to ensure uninterrupted performance of its operating obligations as currently structured and anticipated. The Company's continuance as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations in a timely manner, to obtain additional financing as required, and ultimately to attain profitability. There can be no assurance, however, that these sources will be available to the Company on acceptable terms or when necessary, or that the Company will be successful in its efforts to improve its operating results.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the generation of sufficient resources to carry out planned operations. Forward-looking statements speak only as of the date the statement is made. These forward-looking statements are based largely on Titan's expectations and assumptions regarding future events and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond Titan's control. Factors that could cause actual results to differ materially from Titan's expectations include: (i) its inability to replace its senior credit facility; (ii) its need for further cash infusions coupled with its inability to meet this need through revenue-generating operations, an increase in its credit line, or future financings; (iii) its inability to maintain its listing with Nasdaq; (iv) its history of losses; (v) its dependence on third-party suppliers and dealers; (vi) complications in establishing and integrating its new line of motorcycles; and (vii) the possibility that estimated demand for its motorcycles will fail to grow as quickly as anticipated or prove unsustainable. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this news release will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to Titan or persons acting on its behalf are expressly qualified in their entirety by this section.

                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit No.     Description
-----------     -----------
27              Financial Data Schedule

         (b) Reports on Form 8-K

During the quarter for which this report is filed, the Company filed 5 reports on Form 8-K:

On July 20, 2000, the Company filed a Current Report on Form 8-K, reporting in
Item 5 the extension of the senior line of credit through September 11, increased pressure from trade creditors, notice of termination floor financing, a workforce reduction, the sale of affiliate-owned distributorships, and notification from Nasdaq that the Company failed to meet continued listing criteria.

On August 21, 2000, the Company filed a Current Report on Form 8-K, reporting in
Item 5 the sale of its 12% convertible debentures, and the related amendments to the terms of the Series A, B and C Convertible Preferred Stock and the senior credit facility.

On August 23, 2000, the Company filed a Current Report on Form 8-K, reporting in
Item 5 the resignations of the Company's two outside directors.

On September 7, 2000, the Company filed a Current Report on Form 8-K, reporting in Item 5 the amendment to the senior credit facility and the receipt of a Nasdaq delisting notification for failure to maintain a minimum bid price for the Company's common stock above $1.00 for 30 consecutive days.

On September 27, 2000, the Company filed a Current Report on Form 8-K that included an unaudited balance sheet and unaudited income statement giving effect, on a pro forma basis, to the recharacterization of the Series A and B Convertible Preferred Stock from mezzanine debt to equity. This report was required by Nasdaq as part of the Company's plan of compliance for continued listing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TITAN MOTORCYCLE COMPANY OF AMERICA
          (Registrant)



/s/ Francis Keery /s/             November 20, 2000
------------------------
Francis Keery                            Date
Chairman and CEO


/s/ Dennis E. Rutherford /s/      November 20, 2000
----------------------------
Dennis Rutherford                        Date
Chief Financial Officer


TITAN MOTORCYCLE CO. OF AMERICA

                                 EXHIBIT INDEX


Exhibit 27      Financial Data Schedule