Form 10KSB
period 2006-12-31
TITAN MOTORCYCLE CO OF AMERICA INC
filed 2007-12-28
CIK 1053691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-KSB
______________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 000-24477

FERIS INTERNATIONAL, INC.
(Exact name of Small Business Issuer as specified in its charter)
______________________

Nevada		86-0776876
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

3155 East Patrick Lane, Suite 1 Las Vegas, Nevada 89120
(Address of principal executive offices)

(702) 492-9413
Issuer’s telephone number:

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The issuer had no revenues for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 15, 2007, was $13,035.

As of December 31, 2006, the issuer had 118,500 shares of common stock outstanding. As of December 15, 2007, the issuer had 242,500 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

PART I

EXHIBIT 31
EXHIBIT 32

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our lack of operating revenues or profits, the risk that shareholders could suffer substantial dilution, and the fact that we have not paid dividends to date. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in the Company’s press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on the Company’s operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Feris International, Inc., a Nevada corporation.

EXPLANATORY NOTE

As described in the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 16, 2001, Feris International, Inc. (f/k/a Titan Motorcycle Co. of America) filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the District of Arizona. The bankruptcy filing was necessitated by our inability to meet our then-current secured debt obligations, and enable us to access new working capital and restructure our finances. Since that time, we have not filed any of the reports we are required to file with the SEC beginning with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. Since January 2001, we have not engaged in any material business activities.

This report, which covers the fiscal years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, is being filed in order to satisfy our filing requirements with respect to such periods. Accordingly, unless otherwise stated, all of the information set forth in this report relates to our minimal operations prior to the consummation of the transactions in August 2007. Note that certain sections of this report are drafted in the present tense and read as if the disclosure contained therein was drafted as of the periods covered in this report.

For a complete description of our business and operations prior to the bankruptcy filing, see our Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on April 17, 2000.

Since this report is delinquent, certain subsequent events have occurred following the period covered by this report, which may make much of the disclosure in this report outdated. Following is summary of recent developments that have occurred since the period covered by this report. Readers of this report are advised that they should carefully review the reports we have filed, which cover more recent periods in order to ensure that they have reviewed the most up to date disclosure.

RECENT DEVELOPMENTS

Entry Into Merger Agreement

On August 20, 2007, we, together with Feris Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”), and Patricia Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge into PSEI (the “Merger”), PSEI will become our wholly owned subsidiary, and the shareholders of PSEI will receive shares of our common stock representing approximately 85.22% of our company’s issued and outstanding capital stock on a fully diluted basis after giving effect to the Merger and the possible conversion of an outstanding convertible note. Consummation of the Merger is dependent upon the satisfaction of certain conditions including shareholder approval of the parties, our company becoming current in its reporting obligations under the Securities Exchange Act of 1934, and the absence of liabilities (except for the aforementioned convertible note).

 PSEI is engaged in owning, operating and marketing various live entertainment and sports events. PSEI also owns and operates Stratus Rewards, a marketing and redemption platform wrapped around a Visa Signature card, which provides exclusive benefits to its cardholders in the form of luxury trips, private jet travel, high end merchandise and other rewards for specified levels of use.

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

Titan Motorcycle Co. of America was organized in 1994, and later renamed Feris International, Inc. It was a premier designer, manufacturer and distributor of high-end, American-made, V-twin engine motorcycles marketed under various “Titan” trademarks. On January 9, 2001, we filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the District of Arizona. We were released from bankruptcy in November 2003 and discontinued our prior business as a designer, manufacturer and distributor of motorcycles, shortly thereafter.

On June 1, 2005, the 8th District Court of the State of Nevada appointed a custodian of our company (the “Custodian”) to reorganize corporate operations. We have been a public shell company since that date. The Custodian subsequently appointed Patricia Linson as our current President and sole director, and she has served in that role since. We have no other officers or members of management. On August 3, 2005, we effected a 1:400 reverse stock split of our issued and outstanding common stock. In addition, in August 2005, we amended our Articles of Incorporation to effect a name change to “Feris International, Inc.”

For a complete description of our business prior to the bankruptcy filing, see our Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on April 17, 2000.

Potential Business Combination

This section is drafted in the present tense and reads as if the disclosure hereafter contained was drafted as of the periods covered by this annual report. Certain events have since occurred, which may make much of the following discussion outdated. Please see “Item 1 - Description of Business - Subsequent Events” for a discussion of events subsequent to the period covered by this annual report.

On June 1, 2005, the 8th District Court of the State of Nevada appointed a custodian of our company (the “Custodian”) to reorganize corporate operations. We have been a public shell company since that date, with the objective of identifying a business entity for a possible business combination. The Custodian subsequently appointed Patricia Linson as our current President and sole director, and she has served in that role since. We have no other officers or members of management.

In certain instances, a target business may wish to become a subsidiary of ours or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business. We believe that there are perceived benefits to being a reporting company with a class of publicly-traded securities, even though we have no active business activities. These are commonly thought to include: (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with us may include: (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company that wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

We will be actively engaged in seeking a qualified company as a candidate for a business combination. We may then enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company. We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In analyzing prospective business opportunities, we may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.

With respect to any merger or acquisition negotiations with a target business, we expect to focus on the percentage of the company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business' assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest following any merger or acquisition. Any merger or acquisition we effect can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time. We cannot assure you that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Subsequent Events

Entry Into Merger Agreement

On August 20, 2007, we, together with Feris Merger Sub, Inc., our wholly owned subsidiary (“Merger Sub”), and Patricia Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge into PSEI (the “Merger”), PSEI will become our wholly owned subsidiary, and the shareholders of PSEI will receive shares of our common stock representing approximately 85.22% of our company’s issued and outstanding capital stock on a fully diluted basis after giving effect to the Merger and the possible conversion of an outstanding convertible note. Consummation of the Merger is dependent upon the satisfaction of certain conditions including shareholder approval of the parties, our company becoming current in its reporting obligations under the Securities Exchange Act of 1934, and the absence of liabilities (except for the aforementioned convertible note).

 PSEI is engaged in owning, operating and marketing various live entertainment and sports events. PSEI also owns and operates Stratus Rewards, a marketing and redemption platform wrapped around a Visa Signature card, which provides exclusive benefits to its cardholders in the form of luxury trips, private jet travel, high end merchandise and other rewards for specified levels of use.

At this time our shares are speculative and involve a high degree of risk, for the reasons following. We have no operations or revenues, thus there are no financial results upon which anyone may base an assessment of our potential. There is no assurance that we will be successful in completing the Merger, nor that we will be successful or that our shares will have any value even if the Merger is completed. After completion of the Merger, our current shareholders will experience severe dilution of their ownership due to the issuance of shares in the Merger.

Employees.

As of December 31, 2006, we had no full-time employees. Patricia Linson currently serves as our President and sole director, and oversees the administration of our company pending a successful business combination with another business entity. We do not pay any compensation to our President and sole director in connection with such administrative duties.

RISK FACTORS

In addition to other information included in this report, the following factors should be considered in evaluating our future prospects:

Risks relating to a Business Combination

This section is drafted in the present tense and reads as if the disclosure hereafter contained was drafted as of the periods covered by this annual report. Certain events have since occurred, which may make much of the following discussion outdated. Please see “Item 1 - Description of Business - Subsequent Events” for a discussion of events subsequent to the period covered by this annual report.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous companies with business plans similar to ours seeking to effectuate a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business' operations.

Since we have not yet identified a prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business' operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although we will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

As of December 31, 2006, we have 118,500 shares of our common stock issued and outstanding. Although we currently have no commitments to issue our securities, it is likely that we will issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued; and

•	may adversely affect prevailing market prices for our common stock.

Our ability to be successful following a business combination will be totally dependent upon the efforts of key personnel who may join us following a business combination.

It is likely that the management of the target business at the time of the business combination will remain in place following the business combination. While we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time, and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Our sole officer and director is not a full-time employee of the company, and allocates her time to other businesses, which may cause conflicts of interest in her determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our sole officer and director is not required to commit her full time to our affairs, which may result in a conflict of interest in allocating her time between our operations and other activities. We do not intend to have any full time employees prior to the consummation of a business combination. Our sole officer and director is engaged in several other business endeavors and not obligated to contribute any specific number of hours to our affairs. This arrangement could limit her ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Risks relating to the Merger Agreement

As noted elsewhere in this report, on August 20, 2007, we entered into the Merger Agreement. The following risks relate to the consummation of transactions contemplated by the Merger Agreement.

The anticipated benefits of the Merger may not be realized.

We enter into the Merger Agreement with the expectation that the merger will result in various benefits including, among other things, benefits relating to higher revenues and profits as well as easier access to capital markets, and operating a more profitable public company. However, there is no guarantee that by virtue of the Merger, we will generate higher profits or increase value to our shareholders. Following the Merger, we will face competition in a new industry with challenges that may be different from those we faced in our legacy business. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues.

If the conditions to the Merger are not satisfied or waived, the Merger may not occur.

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger. If the conditions are not satisfied or waived, to the extent waiver is permitted by applicable law, the Merger will not occur or will be delayed, and each of us and PSEI may lose some or all of the intended benefits of the Merger.

ITEM 2.	DESCRIPTION OF PROPERTY.

We neither own nor lease any real estate or other properties. We utilize the mailing address of one of our officers at no cost to us.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2006, there were no legal proceedings that were pending or have been threatened against us, or any of our officers, directors or control persons of which we are aware. As of December 15, 2007, there were no legal proceedings that were pending or have been threatened against us, or any of our officers, directors or control persons of which we are aware.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal years ended fiscal years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005 and 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is listed on the OTC Pink Sheets under the symbol “FSIT. The following table sets forth the range of bid quotations for our common stock for the quarters indicated according to data provided by Pink Sheets LLC. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Fiscal Year Ended December 31, 2007	High Bid	Low Bid
First Quarter	1.01	0.25
Second Quarter	0.25	0.25
Third Quarter	0.25	0.20

Fiscal Year Ended December 31, 2006	High Bid	Low Bid
First Quarter	0.25	0.25
Second Quarter	0.25	0.25
Third Quarter	0.25	0.20
Fourth Quarter	0.20	0.15

Shareholders

As of December 31, 2006, and as of December 15, 2007, we believe that we have approximately 948 shareholders of our common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

In December 1996, the Board of Directors of our company at the time adopted the Titan Motorcycle Co. of America Stock Option and Incentive Plan (the “Plan”). As of March 31, 2000, we had issued options under the Plan for an aggregate of 1,2855,000 shares of our common stock. All of the outstanding options were voided and returned to the Plan, and the Plan was subsequently terminated in 2002 in connection with our ongoing reorganization under Chapter 11 of the United States Bankruptcy Code.

As of December 31, 2006, we did not maintain any equity compensation plans. December 15, 2007, we do not maintain any equity compensation plans.

Recent Sales Of Unregistered Securities

We have not sold securities within the past three years without registering the securities under the Securities Act.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanatory Note

During the periods covered by this Annual Report, we had no significant business activities, and the “Results of Operations” section below describes the results of a company, which did not engage in any material business or operating activities during the years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005 and 2006. Due to the absence of any material business activities during the foregoing periods, we have included, and provide a discussion and analysis, of the financial results of our company for the periods ended December 31, 2005, and December 31, 2006, only.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements included in this Annual Report. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

RESULTS OF OPERATIONS

Revenues and Gross Profit. We did not earn any revenues for the year ended December 31, 2006. We did not recognize any revenue for the comparable period in 2005.

Operating Expenses and Operating Loss. We incurred $41,900 in selling, general and administrative expenses for the year ended December 31, 2006, compared with $92,200 in selling, general and administrative expenses for the same period of 2005. As a result of the foregoing, we sustained an operating loss of $41,900 for the year ended December 31, 2006, as compared with an operating loss of $92.200 for the same period of 2005.

Other Income/ Expense and Net Loss. We incurred interest expense of $6,196 for the year ended December 31, 2006, as compared with $2,663 in interest expenses during 2005. In sum, our net loss applicable to common shareholders for the year ended 2006 was $48,096 or a loss of $0.41 per fully diluted share. For the year ended December 31, 2005 we incurred a net loss applicable to common shareholders of $94,863 making a loss of $0.80 per fully diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006 we had $0 in cash and had a working capital deficit of $142,959. We have not generated any revenues since fiscal year 1999.

On July 22, 2005, we issued a note payable in the aggregate amount of $75,000 (the “Note”) to the Custodian of our company appointed by the bankruptcy court. The Note has an interest rate bearing 8% per annum and is due upon demand. The holder of the Note may, at his option, convert into our common stock any portion of the accrued interest and unpaid principal balance. The proceeds from the Note were used to pay off certain outstanding obligations incurred in connection with our bankruptcy.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B for the fiscal years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005 and 2006.

ITEM 7.	FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THE BOARD OF FERIS INTERNATIONAL INC.

We have audited the accompanying balance sheet of Feris International Inc. as of September 30, 2007, December 31, 2006 and 2005 and the related statements of operations, stockholders equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Feris International Inc. as at September 30, 2007 December 31, 2006 and 2005 and the results of its’ operations and its’ stockholders equity and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC Saint Louis, Missouri
October 10, 2007

Feris International, Inc.
Balance Sheets

	September 30,	December 31,	December 31,
	2007	2006	2005
Assets
Current Assets
Cash	$-	$-	$-
Accounts Receivable	-	-	-
Inventories	-	-	-
Prepaid Expenses & Other Assets	-	-	-
Total Current Assets	-	-	-

Property & Equipment, Net	-	-	-
Goodwill	-	-	-
Deposits	-	-	-
Total Assets	$-	$-	$-

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable & Accrued Expenses	$82,500	$37,500	$10,000
Accrued Custodian Compensation	32,400	21,600	7,200
Accrued Interest Expense	13,821	8,859	2,663
Convertible Note Payable	75,000	75,000	75,000
Total Current Liabilities	203,721	142,959	94,863

Commitments & Contingencies	-	-	-

Stockholders' Equity (Deficit)
Common Stock	119	119	119
Additional Paid-in Capital	12,598,687	12,598,687	12,598,687
Accumulated Deficit	(12,802,527)	(12,741,765)	(12,693,669)
Total Stockholders' Equity (Deficit)	(203,721)	(142,959)	(94,863)

Total Liabilities & Stockholders' Equity (Deficit)	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Feris International, Inc.
Statements of Operations

	For the Nine-Months Ended	For the Year Ended	For the Year Ended
	September 30,	December 31,	December 31,
	2007	2006	2005
Sales, net	$-	$-	$-

Cost of Good Sold	-	-	-

Gross Profit	-	-	-

Operating Expenses
Selling, General and Administrative	55,800	41,900	92,200
Research and Development	-	-	-
Total Operating Expenses	55,800	41,900	92,200

Income (Loss) from Operations	(55,800)	(41,900)	(92,200)

Other Income (Expense)
Interest Expense	4,962	6,196	2,663
Total Other Income (Expense)	4,962	6,196	2,663

Income (Loss) Before Income Taxes	(60,762)	(48,096)	(94,863)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(60,762)	$(48,096)	$(94,863)

Income (Loss) Per Share-Basic & Diluted	$(0.51)	$(0.41)	$(0.80)

Weighted Average Number of Shares	118,500	118,500	118,500

The accompanying notes are an integral part of these financial statements.

Feris International, Inc.
Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Number of Shares	Par Value ($1.001) Amount	Additional Paid In-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2004	118,500	$119	$12,598,687	$(12,598,806)	$-
Net Loss	-	-	-	(94,863)	(94,863)
Balance at December 31, 2005	118,500	$119	$12,598,687	$(12,693,669)	$(94,863)
Net Loss	-	-	-	(48,096)	(48,096)
Balance at December 31, 2006	118,500	$119	$12,598,687	$(12,741,765)	$(142,959)
Net Loss	-	-	-	(60,762)	(60,762)
Balance at September 30, 2007	118,500	$119	$12,598,687	$(12,802,527)	$(203,721)

The accompanying notes are an integral part of these financial statements.

Feris International, Inc.
Statements of Cash Flows

	For the Nine-Months Ended	For the Year Ended	For the Year Ended
	September 30,	December 31,	December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net Loss	$(60,762)	$(48,096)	$(94,863)

Adjustments to reconcile net loss to net cash used in
operating activities:
Common Stock Issued for Services	-	-	-
Depreciation & Amortization	-	-	-

Changes in operating assets and liabilities:
Accounts Receivable	-	-	-
Inventories	-	-	-
Prepaid Expenses & Other Assets	-	-	-
Deposits	-	-	-
Accounts Payable and Accrued Expenses	45,000	27,500	10,000
Accrued Custodian Compensation	10,800	14,400	7,200
Accrued Interest	4,962	6,196	2,663
Total adjustments	60,762	48,096	19,863

Net Cash Used in Operating Activities	-	-	(75,000)

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	-	-

Net Cash Used in Investing Activities	-	-	-

Cash Flows from Financing Activities
Stock Issued for Cash	-	-	-
Proceeds from Convertible Notes	-	-	75,000

Net Cash Provided by Financing Activities	-	-	75,000

Net Increase (Decrease) in Cash	-	-	-

Cash Beginning of Period	-	-	-

Cash End of Year	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-	$-

Supplemental Disclosure of Non-Cash Items:
Common Stock Issued for Services	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FERIS INTERNATIONAL, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BUSINESS AND ORGANIZATION

Founded in 1994, Titan Motorcycle Co. of America, renamed Feris International, Inc., was a premier designer, manufacturer and distributor of high-end, American-made, V-twin engine motorcycles marketed under various Titan trademarks. On January 9, 2001, Titan Motorcycle Co. of America, a Nevada corporation (the "Company") filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the District of Arizona.

On June 1, 2005, the 8th District Court of the State of Nevada appointed a Custodian of the corporation to appoint new directors and reorganize corporate operations. The company has been a public shell and has not engaged in any material operating activities since this date.

The Company is currently planning a merger with Pro Sports & Entertainment, Inc. as detailed in Note 7-Subsequent Events.

B. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

C. Property & Equipment

Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful life of the assets.

D. Capital Stock

The authorized capital stock of the Company consists of 200,000,000 shares of common stock at a par value of $0.001. At September 30, 2007, December 31, 2006 and December 31, 2005 there were 118,500 shares issued and outstanding.

E. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

F. Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

G. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. “The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

NOTE 2- ACCOUNTS PAYABLE & ACCRUED EXPENSES

	September 30,	December 31,	December 31,
Description	2007	2006	2005

Accrued Stock Transfer Agent Fees	27,500	20,000	10,000
Accrued Audit Expenses	15,000	7,500
Accrued SEC Filing Fees	25,000	10,000	-
Accrued Proxy Mailing Expenses	15,000	-	-
Total Accrued Expenses	$82,500	$37,500	$10,000

NOTE 3-ACCRUED CUSTODIAN COMPENSATION

Subsequent to September 30, 2007, the Board of Directors agreed that the Company would retroactively issue the Custodian, $1,200 per month to compensate for the last two years of services. In addition, 124,000 shares of stock at the Board agreed upon price were authorized as additional compensation.

NOTE 4- CONVERTIBLE NOTE PAYABLE

On July 22, 2005, the Company issued a note payable totaling $75,000 to the Custodian of the Company. The note has an interest rate bearing 8% per annum and is due upon demand. The holder of this note may, at their option, convert all or any portion of the accrued interest and unpaid principle balance at par value or other price determined by the Board of Directors.

NOTE 5-COMMITMENTS AND CONTIGENCIES

LEASE AGREEMENT

The Company has no lease agreements or other commitments.

LITIGATION

On January 5, 2007, a judgment was entered into on behalf of the transfer agent against the company related to outstanding fees. These fees are included in accrued expenses. On August 8, 2007, this obligation was satisfied. On September 4, 2007, the transfer agent submitted an invoice for an additional $13,650 for services rendered after June 30, 2007. This amount is being disputed by the Company.

NOTE 6-INCOME TAXES

The Company had available approximately $12,802,527, $12,741,765 and $12,693,669 of unused Federal and state net operating loss carryforwards at September 30, 2007, December 31, 2006 and December 31, 2005 , respectively, that may be applied against future taxable income. These net operating loss carryforwards expire through 2022 and 2012 for federal and state purposes, respectively. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards.

	September 30,	December 31,	December 31,
	2007	2006	2005
Deferred Tax Asset:
Net Operating Loss Carryforward	$12,802,527	$12,741,765	$12,693,669

Valuation Allowance	12,802,527	12,741,765	12,693,669

Net Deferred Tax Asset	$-	$-	$-

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2007, December 31, 2006 and December 31, 2005, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the difference between the statutory tax rate and effective income tax rate is as follows:

	September 30,	December 31,	December 31,
	2007	2006	2005

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	0.00%	0.00%	0.00%
Effective Tax (Benefit) Rate	-34.00%	-34.00%	-34.00%

Valuation Allowance	34.00%	34.00%	34.00%

Effective Income Tax	0.00%	0.00%	0.00%

NOTE 7-SUBSEQUENT EVENTS

On August 20, 2007, Feris International, Inc. (the “Company”), Feris Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and an individual, on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge into PSEI (the “Merger”), PSEI will become a wholly owned subsidiary of the Company, and the shareholders of PSEI will receive shares of the Common Stock of the Company representing approximately 85.22% of Feris’ issued and outstanding capital stock on a fully diluted basis after giving effect to the Merger and the possible conversion of an outstanding convertible note (the “Convertible Note”). Consummation of the Merger is dependent upon the satisfaction of certain conditions including shareholder approval of the parties, the Company becoming current in its filings and the absence of liabilities (except for the Convertible Note). PSEI is engaged in owning, operating and marketing various live entertainment and sports events. PSEI also owns and operates Stratus Rewards, a marketing and redemption platform wrapped around a Visa Signature card, which provides exclusive benefits to its cardholders in the form of luxury trips, private jet travel, high end merchandise and other rewards for specified levels of use.

Subsequent to September 30, 2007, the Board of Directors agreed that the Company would retroactively issue the Custodian, $1,200 per month to compensate for the last two years of services. In addition, 124,000 shares of stock at the Board agreed upon price were authorized as additional compensation.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Since 2001, the year in which we filed for bankruptcy, we have not had any material business activity. In addition, we have been a public shell company with no employees or revenues since 2005. As a result, we have not instituted any procedures for establishing and maintaining adequate internal controls over our financial reporting. Following consummation of a business combination, we believe the management in place at that time will establish such procedures in compliance with Sarbanes-Oxley Act of 2002.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Since June 2005, the date on which the bankruptcy court appointed a custodian of our company (the “Custodian”) to reorganize corporate operations, we have had only one director and executive officer as set forth in the table below:

Name	Age	Title
Patricia Linson	44	President, Director, Secretary, Treasurer

Current Officers and Directors

PATRICIA LINSON - PRESIDENT AND SOLE DIRECTOR

Patricia Linson has 18 years of experience is real estate sales and investments, mortgage banking as well as an agent, management, marketing, operations, and strategic planning of special events with live entertainment.   Ms. Linson has successfully operated, marketed, and promoted professional and amateur live production shows and concerts in the U.S. and the Philippines.  Ms. Linson has been the President and Chief Executive Officer of her own entertainment-booking agency.

Former Officers and Directors

The following persons served as our directors and executive officers as of December 31, 2000, prior to our filing for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

FRANK S. KEERY - CHAIRMAN AND CEO

Mr. Frank Keery received a B.S. degree in Electrical Engineering from the University of Detroit in 1966 and an MBA degree from Western New England University in 1969. Subsequent to completion of his formal education, Mr. Frank Keery held various management and administrative positions. For 17 years Mr. Keery worked with Rogers Corporation, an AMEX listed corporation, involved in the manufacture and marketing of specialty materials, components and systems to the automotive and electronics markets internationally. From 1986 to 1994, Mr. Frank Keery was primarily employed in multiple positions as an outside and in-house business consultant. In 1989 to 1991 he was the CEO for Swanson Manufacturing, Inc. For the three-year period ending in August 1994, Frank Keery was CEO of the Company Store, a privately held mail order company with annual sales of approximately Eighty Million Dollars ($80,000,000). From August 1994 until 2001, the year in which we filed for bankruptcy, Mr. Keery served as chairman of the board and CEO of Paragon Custom Cycles, which later became Titan Motorcycle of America.

PATRICK KEERY - PRESIDENT/DIRECTOR

Mr. Keery was President of Titan since its inception, and owned and operated its predecessor entity, Paragon Custom Cycles. Mr. Patrick Keery is a 1992 graduate of Arizona State University where he obtained a B.S. degree in finance. Beginning in 1993, Mr. Keery operated and was the owner and manager of Paragon Custom Cycles doing custom design, assembly and rebuilding of essentially large displacement motorcycles until he became the President of the reorganized company in December of 1995, and served in that role from 1995 to 2001, the year in which we filed for bankruptcy.

BARBARA KEERY - VICE PRESIDENT/SECRETARY/DIRECTOR

Barbara S. Keery received her Masters Degree in Business Education from the University of Connecticut in 1970 and her Bachelors Degree in Business Education from the State University of New York at Albany. From 1964 through 1969 she taught high school administration business courses in South Windsor, Connecticut and Oak Park, Michigan. As a licensed real estate agent, she served on the chairman's board of Russ Lyon Realty and was a member of the Scottsdale Million Dollar Club in 1987 and 1988. From its inception in 1996 until 2001, the year in which we filed for bankruptcy, Mrs. Keery served as the corporate secretary and Vice-President of Titan.

HARRY H. BIRKENRUTH - DIRECTOR

Harry H. Birkenruth graduated with high honors from the City College of New York in 1953. In 1957 he graduated with distinction from the Harvard Graduate School of Business Administration. In 1960 Mr. Birkenruth joined Rogers Corporation and became its Chief Financial Officer in 1967 and served as its Senior Vice President Polymer Products in 1986. Rogers Corporation is engaged in the sale of materials and components to the electronics and automotive industries with its principal place of business in Rogers, Connecticut. Beginning in 1990, Mr. Birkenruth served as Executive Vice President of Rogers Corporation and in April 1992 became its President and Chief Executive Officer until March 31, 1997, when he became Chairman of the Board of Directors of the company. On June 30, 1998, Mr. Birkenruth retired as Chairman of Rogers Corporation. Mr. Birkenruth has previously served as a member of the Executive Committee and Board of Directors of the Connecticut Business and Industry Association; a member of the Board of Overseers of the University of Connecticut's School of Business; as a Trustee of the Connecticut Policy and Economic Counsel; and has served several terms as a member of the Board of Trustees and as an incorporator of the Windham Community Memorial Hospital. Mr. Birkenruth served as director of Titan until 2001, the year in which we filed for bankruptcy.

H. B. TONY TURNER - DIRECTOR

Tony Turner graduated in 1958 with a Bachelors degree from Duke University. In 1962 he graduated from the Harvard Graduate School of Business Administration. Subsequent to his graduation from graduate school, Mr. Turner has engaged in a broad variety of work experiences including as First Vice President and Director of Mitchum, Jones & Templeton, a regional investment banking company (1967-1973); Treasurer and Director of Corporate Planning of Star-Kist Foods, Inc., a subsidiary of H.J. Heinz (1964-1967); and Controller of a financial corporation of Arizona where he served as the Chief Accounting Officer of a financial holding company. Mr. Turner served as director of Titan from until 2001, the year in which we filed for bankruptcy.

ROBERT P. LOBBAN - CHIEF FINANCIAL OFFICER

Mr. Robert P. Lobban holds a Masters of Business Administration Degree (M.B.A.) from Harvard Graduate School of Business, which he obtained in 1981. Mr. Lobban earlier obtained a B.S. degree in Industrial Engineering from Northeastern University in 1977. From 1981 through 1982, he worked as a Controller with the Fiberloys Division of the Rogers Corporation. From 1982 to 1984 he was the Controller for the Flexible Interconnections Division of Rogers Corporation in Chandler, Arizona and was promoted to Administrative Manager with that division from 1984 through 1987. In 1995, he joined the George Group of Dallas, Texas as a Director and then Vice-President, where he was responsible for managing multiple client engagements in turnaround/major improvement situations. During 1997 he became associated full-time with Titan and provided valuable service as its Chief Financial Officer until 2001, the year in which we filed for bankruptcy.

Compliance with Section 16(a) of the Exchange Act

We are not aware of any Section 16(a) filings made by any directors, executive officers and holders of more than 10% of our common stock during the fiscal year ended December 31, 2006.

ITEM 10.	EXECUTIVE COMPENSATION.

As of December 31, 2006, and for the years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000, we did not pay any compensation to our directors and officers for services performed in such capacities.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding persons known by us to beneficially own, as defined by Rule 13d-3 under the Securities Exchange Act of 1934, more than 5% of Common Stock as of November 30, 2007, based solely on information regarding such ownership available to the Company in filings by such beneficial owners with the SEC on Schedules 13D and 13G. The following table also sets forth information regarding beneficial ownership of Common Stock as of November 30, 2007, by the Directors and the Named Executive Officer and by the Directors and Named Executive Officer as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class
Directors/Named Executive Officers:

Patricia Linson (President and Director)	124,000	51.13%

All Named Executive Officers and Directors as a group (5 persons)	124,000	51.13%
___________
* Less than 1%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On July 22, 2005, we issued a note payable in the aggregate amount of $75,000 (the “Note”) to the Custodian of our company appointed by the bankruptcy court. The Note has an interest rate bearing 8% per annum and is due upon demand. The Custodian may, at his option, convert into our common stock any portion of the accrued interest and unpaid principle balance.

The proceeds from the Note is being used to fund our minimal operating expenses, including expenses incurred in connection with the preparation of this annual report and related financial statements.

ITEM 13.	EXHIBITS.

The following documents are furnished as exhibits to this Form 10-KSB. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Titan (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).
3.2	By-Laws of Titan as amended and restated on September 10, 1999 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.1	Specimen of Common Stock Certificate (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).
4.2	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.3	Warrant issued to Advantage Fund II Ltd., dated September 17, 1999 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.4	Warrant issued to Koch Investment Group Limited, dated September 17, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.5	Warrant issued to Reedland Capital Partners, dated September 17, 1999 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).
4.6	Warrant issued to Mr. Richard Cohn, dated September 17, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).

Exhibit No.	Description
4.7	Warrant issued to Intellect Capital Corp., dated September 17, 1999 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).
4.8	Registration Rights Agreement with Advantage Fund II Ltd., dated September 15, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.9	Registration Rights Agreement with Koch Investment Group Limited, dated September 15, 1999 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.10	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).
4.11	Warrant issued to Advantage Fund II Ltd., dated March 9, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 24, 2000).
4.12	Warrant issued to Koch Investment Group Limited, dated March 9, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 24, 2000).
4.13	Warrant issued to Reedland Capital Partners, dated March 9, 2000 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 Registration Statement filed on March 24, 2000).
4.14	Registration Rights Agreement with Advantage Fund II Ltd., dated March 7, 2000 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed March 24, 2000).
4.15	Registration Rights Agreement with Koch Investment Group Limited, dated March 7, 2000 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed March 24, 2000).
10.1	Subscription Agreement with Advantage Fund II Ltd., dated as of September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).
10.2	Subscription Agreement with Koch Investment Group Limited, dated as of September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).
10.3	Modification and Partial Payment Agreement with Oxford International Management dated April 13, 2000.
10.4	Subscription Agreement with Advantage Fund II Ltd., dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).
10.5	Subscription Agreement with Koch Investment Group Limited, dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).
10.6	1997 Stock Option and Incentive Plan of Titan (Incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).
11	Statement regarding computation of per share earnings.
16	Letter on change in certifying accountant.
24	Powers of Attorney.
27	Financial Data Schedule.

** Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We paid Gruber & Company, LLC during fiscal year 2007 an aggregate of $12,500 for professional services for the audit of our financial statements and the review of financial statements included in this Annual Report and our Forms 10-QSB.

Audit-Related Fees

 Gruber & Company, LLC was not paid any fees for, audit-related services in the fiscal years ended December 31, 2006 and 2005.

Tax Fees

 Gruber & Company, LLC did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2006 and December 31, 2005.

All Other Fees

 Gruber & Company, LLC did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FERIS INTERNATIONAL, INC.

By:	/s/ Patricia Linson
Patricia Linson
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICIA LINSON	President (Principal Executive Officer and Principal	December 26, 2007
PATRICIA LINSON	Financial Officer) and Director