Form 10QSB
period 2007-03-31
TITAN MOTORCYCLE CO OF AMERICA INC
filed 2007-12-28
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number: 000-24477

FERIS INTERNATIONAL, INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada	86-0776876

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3155 East Patrick Lane, Suite 1
Las Vegas, Nevada 89120
(Address of principal executive offices)

(702) 492-9413
Issuer’s telephone number:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
As of March 31, 2007, the issuer had 118,500 shares of common stock outstanding. As of December 15, 2007, the issuer had 242,500 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Transitional Small Business Disclosure Format: Yes ☐ No ☒
___________

FERIS INTERNATIONAL, INC.
For the quarter ended March 31, 2007
FORM 10-QSB

Part 1 -Financial Information

ITEM 1.  FINANCIAL STATEMENTS.

Feris International, Inc.
Balance Sheets

	March 31, 2007	December 31, 2006
Assets
Current Assets
Cash	$-	$-
Accounts Receivable	-	-
Inventories	-	-
Prepaid Expenses & Other Assets	-	-
Total Current Assets	-	-

Property & Equipment, Net	-	-
Goodwill	-	-
Deposits	-	-

Total Assets	$-	$-

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable & Accrued Expenses	$37,500	$37,500
Accrued Custodian Compensation	25,200	21,600
Accrued Interest Expense	10,513	8,859
Convertible Note Payable	75,000	75,000
Total Current Liabilities	148,213	142,959

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock	119	119
Additional Paid-in Capital	12,598,687	12,598,687
Accumulated Deficit	(12,747,019)	(12,741,765)
Total Stockholders' Equity (Deficit)	(148,213)	(142,959)

Total Liabilities & Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

Feris International, Inc.
Statements of Operations

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

Sales, net	$-	$-

Cost of Good Sold	-	-

Gross Profit	-	-

Operating Expenses
Selling, General and Administrative	3,600	3,600
Research and Development	-	-
Total Operating Expenses	3,600	3,600

Income (Loss) from Operations	(3,600)	(3,600)

Other Income (Expense)
Interest Expense	1,654	1,549
Total Other Income (Expense)	1,654	1,549

Income (Loss) Before Income Taxes	(5,254)	(5,149)

Provision for Income Taxes	-	-

Net Income (Loss)	$(5,254)	$(5,149)

Income (Loss) Per Share-Basic & Diluted	$(0.04)	$(0.04)

Weighted Average Number of Shares	118,500	118,500

The accompanying notes are an integral part of these financial statements.

Feris International, Inc.
Statements of Cash Flows

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Cash Flows from Operating Activities
Net Loss	$(5,254)	$(5,149)

Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock Issued for Services	-	-
Depreciation & Amortization	-	-

Changes in operating assets and liabilities:	-	-
Accounts Receivable	-	-
Inventories	-	-
Prepaid Expenses & Other Assets	-	-
Deposits	-	-
Accounts Payable and Accrued Expenses	-	-
Accrued Custodian Compensation	3,600	3,600
Accrued Interest	1,654	1,549
Total adjustments	5,254	5,149

Net Cash Used in Operating Activities	-	-

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Stock Issued for Cash	-	-
Proceeds from Convertible Notes	-	-

Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) in Cash	-	-

Cash Beginning of Period	-	-

Cash at End of Period	$-	$-
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-

Supplemental Disclosure of Non-Cash Items:
Common Stock Issued for Services	$-	$-

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

The Company is currently planning a merger with Pro Sports & Entertainment, Inc. as detailed in Note 7-Subsequent Events.

B. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year-end.

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

D. Capital Stock

The authorized capital stock of the Company consists of 200,000,000 shares of common stock at a par value of $0.001. At March 31, 2007 and December 31, 2006 there were 118,500 shares issued and outstanding.

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

NOTE 2- ACCOUNTS PAYABLE & ACCRUED EXPENSES
	March 31,	December 31,
Description	2007	2006

Accrued Stock Transfer Agent Fees	20,000	20,000
Accrued Audit Expenses	7,500	7,500
Accrued SEC Filing Fees	10,000	10,000
Accrued Proxy Mailing Expenses	-	-
Total Accrued Expenses	$37,500	$37,500

NOTE 3-ACCRUED CUSTODIAN COMPENSATION

On July 2, 2007, the Board of Directors agreed that the Company would retroactively issue the Custodian $1,200 per month to compensate for the last two years of services. In addition, 124,000 shares of stock at the Board agreed upon price were authorized as additional compensation.

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

NOTE 6-INCOME TAXES

The Company had available approximately $12,747,019 and $12,741,765 of unused Federal and state net operating loss carryforwards at March 31, 2007 and December 31, 2006, respectively, that may be applied against future taxable income. These net operating loss carryforwards expire through 2022 and 2012 for federal and state purposes, respectively. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards.

	March 31,	December 31,
	2007	2006
Deferred Tax Asset:

Net Operating Loss Carryforward	$(12,747,019)	$(12,741,765)

Valuation Allowance	(12,747,019)	(12,741,765)

Net Deferred Tax Asset	$-	$-

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2007 and December 31, 2006, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the difference between the statutory tax rate and effective income tax rate is as follows:
	March 31,	December 31,
	2007	2006

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	0.00%
Effective Tax (Benefit) Rate	-39.83%	-34.00%

Valuation Allowance	39.83%	34.00%

Effective Income Tax	0.00%	0.00%

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

On July 2, 2007, the Board of Directors agreed that the Company would retroactively issue the Custodian, $1,200 per month to compensate for the last two years of services. In addition, 124,000 shares of stock at the Board agreed upon price were authorized as additional compensation.

ITEM 2.  MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our lack of operating revenues or profits, the risk that our shareholders could suffer substantial dilution, and the fact that we have not paid dividends to date. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our company’s press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to our company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our company’s operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Quarterly Report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Feris International, Inc., a Nevada corporation.

Explanatory Note

During the period covered by this Quarterly Report, we had no significant business activities, and have had no material business activities since 2001. As a result, the “Results of Operations” section below describes the results of a company, which did not engage in any material business or operating activities during the quarters ended March 31, 2007, and March 31, 2006. Certain sections of this report are drafted in the present tense and read as if the disclosure contained therein was drafted as of March 31, 2007, the period covered in this report. Please see “Subsequent Events – Entry Into Merger Agreement” for a discussion of events occurring subsequent to the period covered by this report.

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

Potential Business Combination

This section is drafted in the present tense and reads as if the disclosure hereafter contained was drafted as of the periods covered by this annual report. Certain events have since occurred, which may make much of the following discussion outdated. Please see “Item 1 – Description of Business – Subsequent Events” for a discussion of events subsequent to the period covered by this annual report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements included in our annual report on Form 10-KSB for the period ended December 31, 2006. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

Results of Operations

Revenues and Gross Profit. We are a public shell company and do not have significant business operations at this time. During the period ended March 31, 2007, we did not earn any revenues. We did not recognize any revenue for the comparable period in 2006.

Operating Expenses and Operating Loss. We incurred $3,600 in selling, general and administrative expenses for the period ended March 31, 2007, compared with $3,600 in selling, general and administrative expenses for the same period of 2006. As a result of the foregoing, we sustained an operating loss of $3,600 for the period ended March 31, 2007, as compared with an operating loss of $3,600 for the same period of 2006.

Other Income/ Expense and Net Loss. We incurred interest expense of $1,654 for the period ended March 31, 2007, as compared with $1,549 in interest expenses during 2006. In sum, our net loss applicable to common shareholders for the period ended March 31, 2007 was $5,254 or a loss of $0.04 per fully diluted share. For the period ended March 31, 2006, we incurred a net loss applicable to common shareholders of $5,149.

Liquidity And Capital Resources

As of March 31, 2007, we had $0 in cash and had a working capital deficit of $148,213. We have not generated any revenues since fiscal year 1999.

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

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

RISK FACTORS

In addition to other information included in this report, the following factors should be considered in evaluating our future prospects:

Risks relating to a Business Combination

This section is drafted in the present tense and reads as if the disclosure hereafter contained was drafted as of the period covered by this report. Certain events have since occurred, which may make much of the following discussion outdated. Please see “Subsequent Events – Entry Into Merger Agreement” for a discussion of events subsequent to the period covered by this report.

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

ITEM 3. CONTROLS AND PROCEDURES.

      Since 2001, the year in which we filed for bankruptcy, we have not had any material business or operational activity. In addition, we have been a public shell company with no employees or revenues since 2005.

As a result, we have not instituted any procedures for establishing and maintaining adequate internal controls over our financial reporting. Following consummation of a business combination, we believe the management in place at that time will establish such procedures in compliance with Sarbanes-Oxley Act of 2002.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERIS INTERNATIONAL, INC.

Date: 12/26/07	By:	/s/ PATRICIA LINSON
Patricia Linson
President