Form 10QSB
period 2007-06-30
TITAN MOTORCYCLE CO OF AMERICA INC
filed 2007-12-28
CIK 1053691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

As of June 30, 2007, the issuer had 118,500 shares of common stock outstanding. As of December 15, 2007, the issuer had 242,500 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒ No ☐

Transitional Small Business Disclosure Format: Yes ☐ No ☒

FERIS INTERNATIONAL, INC.
For the quarter ended June 30, 2007
FORM 10-QSB

PART I

ITEM 1. FINANCIAL STATEMENTS.

Feris International, Inc.
Balance Sheets

	June 30,	December 31,
	2007	2006
Assets
Current Assets
Cash	$-	$-
Accounts Receivable	-	-
Inventories	-	-
Prepaid Expenses & Other Assets	-	-
Total Current Assets	-	-

Property & Equipment, Net	-	-
Goodwill	-	-
Deposits	-	-
Total Assets	$-	$-

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable & Accrued Expenses	$75,000	$37,500
Accrued Custodian Compensation	28,800	21,600
Accrued Interest Expense	12,167	8,859
Convertible Note Payable	75,000	75,000
Total Current Liabilities	190,967	142,959

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock	119	119
Additional Paid-in Capital	12,598,687	12,598,687
Accumulated Deficit	(12,789,773)	(12,741,765)
Total Stockholders' Equity (Deficit)	(190,967)	(142,959)
Total Liabilities & Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

Feris International, Inc.

Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Sales, net	$-	$-	$-	$-

Cost of Good Sold	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Selling, General and Administrative	41,100	44,700	3,600	7,200
Research and Development	-	-	-	-
Total Operating Expenses	41,100	44,700	3,600	7,200

Income (Loss) from Operations	(41,100)	(44,700)	(3,600)	(7,200)

Other Income (Expense)
Interest Expense	1,654	3,308	1,549	3,098
Total Other Income (Expense)	1,654	3,308	1,549	3,098

Income (Loss) Before Income Taxes	(42,754)	(48,008)	(5,149)	(10,298)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(42,754)	$(48,008)	$(5,149)	$(10,298)

Income (Loss) Per Share-Basic & Diluted	$(0.36)	$(0.41)	$(0.04)	$(0.09)

Weighted Average Number of Shares	118,500	118,500	118,500	118,500

The accompanying notes are an integral part of these financial statements.

Feris International, Inc.
Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(48,008)	$(10,298)

Adjustments to reconcile net loss to net cash used in
operating activities:
Common Stock Issued for Services	-	-
Depreciation & Amortization	-	-

Changes in operating assets and liabilities:
Accounts Receivable	-	-
Inventories	-	-
Prepaid Expenses & Other Assets	-	-
Deposits	-	-
Accounts Payable and Accrued Expenses	37,500	-
Accrued Custodian Compensation	7,200	7,200
Accrued Interest	3,308	3,098
Total adjustments	48,008	10,298
Net Cash Used in Operating Activities	-	-

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Stock Issued for Cash	-	-
Proceeds from Convertible Notes	-	-
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) in Cash	-	-

Cash Beginning of Period	-	-
Cash at End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-

Supplemental Disclosure of Non-Cash Items:
Common Stock Issued for Services	$-	$-

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

D. Capital Stock

The authorized capital stock of the Company consists of 200,000,000 shares of common stock at a par value of $0.001. At June 30, 2007 and December 31, 2006 there were 118,500 shares issued and outstanding.

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

NOTE 2- ACCOUNTS PAYABLE & ACCRUED EXPENSES

	June 30,	December 31,
Description	2007	2006

Accrued Stock Transfer Agent Fees	25,000	20,000
Accrued Audit Expenses	15,000	7,500
Accrued SEC Filing Fees	20,000	10,000
Accrued Proxy Mailing Expenses	15,000	-
Total Accrued Expenses	$75,000	$37,500

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

NOTE 6-INCOME TAXES

The Company had available approximately $12,789,773 and $12,741,765 of unused Federal and state net operating loss carryforwards at June 30, 2007 and December 31, 2006, respectively, that may be applied against future taxable income. These net operating loss carryforwards expire through 2022 and 2012 for federal and state purposes, respectively. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards.

	June 30,	December 31,
	2007	2006
Deferred Tax Asset:

Net Operating Loss Carryforward	$(12,789,773)	$(12,741,765)

Valuation Allowance	(12,789,773)	(12,741,765)

Net Deferred Tax Asset	$-	$-

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2007 and December 31, 2006, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the difference between the statutory tax rate and effective income tax rate is as follows:

	June 30,	December 31,
	2007	2006

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	0.00%
Effective Tax (Benefit) Rate	-39.83%	-34.00%

Valuation Allowance	39.83%	34.00%

Effective Income Tax	0.00%	0.00%

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

Explanatory Note

During the period covered by this Quarterly Report, we had no significant business activities, and have had no material business activities since 2001. As a result, the “Results of Operations” section below describes the results of a company, which did not engage in any material business or operating activities during the quarters ended June 30, 2007, and June 30, 2006. Certain sections of this report are drafted in the present tense and read as if the disclosure contained therein was drafted as of June 30, 2007, the period covered in this report. Please see “Subsequent Events - Entry Into Merger Agreement” for a discussion of events occurring subsequent to the period covered by this report.

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

Results of Operations

Revenues and Gross Profit. We are a public shell company and do not have significant business operations at this time. For the three and six months ended June 30, 2007, we did not earn any revenues. We did not recognize any revenue for the comparable periods in 2006.

Operating Expenses and Operating Loss. We incurred $41,100 and $44,700 in selling, general and administrative expenses for the three and six months ended June 30, 2007, respectively, compared with $3,600 and $7,200 for the three and six months ended June 30, 2006, respectively.

Other Income/ Expense and Net Loss. We incurred $1,654 and $3,308 in interest expense for the three and six months ended June 30, 2007, respectively, compared with $1,549 and $3,098 for the three and six months ended June 30, 2006, respectively. In sum, our net loss applicable to common shareholders for the three and six months ended June 30, 2007 was $42,754 and $48,008, respectively, or a loss of $0.36 and $0.41 per fully diluted share, respectively. For the three and six months ended June 30, 2006, we incurred a net loss applicable to common shareholders of $5,149 and $10,298, respectively, or a loss of $0.04 and $0.09 per fully diluted share, respectively.

Liquidity And Capital Resources

As of June 30, 2007, we had $0 in cash and had a working capital deficit of $190,967. We have not generated any revenues since fiscal year 1999.

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

RISK FACTORS

In addition to other information included in this report, the following factors should be considered in evaluating our future prospects:

RISKS RELATING TO A BUSINESS COMBINATION

This section is drafted in the present tense and reads as if the disclosure hereafter contained was drafted as of the period covered by this report. Certain events have since occurred, which may make much of the following discussion outdated. Please see “Subsequent Events - Entry Into Merger Agreement” for a discussion of events subsequent to the period covered by this report.

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