Form 10QSB
period 2007-09-30
TITAN MOTORCYCLE CO OF AMERICA INC
filed 2007-12-28
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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
As of September 30, 2007, the issuer had 118,500 shares of common stock outstanding. As of December 15, 2007, the issuer had 242,500 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒ No ☐

Transitional Small Business Disclosure Format: Yes ☐ No ☒

FERIS INTERNATIONAL, INC.
For the quarter ended September 30, 2007
FORM 10-QSB

PART I

ITEM 1. FINANCIAL STATEMENTS.

Part 1 –Financial Information

Feris International, Inc.
Balance Sheets

	September 30,	December 31,
	2007	2006
Assets
Current Assets
Cash	$-	$-
Accounts Receivable	-	-
Inventories	-	-
Prepaid Expenses & Other Assets	-	-
Total Current Assets	-	-

Property & Equipment, Net	-	-
Goodwill	-	-
Deposits	-	-

Total Assets	$-	$-

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable & Accrued Expenses	$82,500	$37,500
Accrued Custodian Compensation	32,400	21,600
Accrued Interest Expense	13,821	8,859
Convertible Note Payable	75,000	75,000
Total Current Liabilities	203,721	142,959

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock	119	119
Additional Paid-in Capital	12,598,687	12,598,687
Accumulated Deficit	(12,802,527)	(12,741,765)
Total Stockholders' Equity (Deficit)	(203,721)	(142,959)

Total Liabilities & Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

Feris International, Inc.
Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Sales, net	$-	$-	$-	$-

Cost of Good Sold	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Selling, General and Administrative	11,100	3,600	55,800	10,800
Research and Development	-	-	-	-
Total Operating Expenses	11,100	3,600	55,800	10,800
Income (Loss) from Operations	(11,100)	(3,600)	(55,800)	(10,800)

Other Income (Expense)
Interest Expense	1,654	1,549	4,962	4,647
Total Other Income (Expense)	1,654	1,549	4,962	4,647

Income (Loss) Before Income Taxes	(12,754)	(5,149)	(60,762)	(15,447)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(12,754)	$(5,149)	$(60,762)	$(15,447)

Income (Loss) Per Share-Basic & Diluted	$(0.11)	$(0.04)	$(0.51)	$(0.13)

Weighted Average Number of Shares	118,500	118,500	118,500	118,500

The accompanying notes are an integral part of these financial statements.

Feris International, Inc.
Statements of Cash Flows

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(60,762)	$(15,447)

Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock Issued for Services	-	-
Depreciation & Amortization	-	-

Changes in operating assets and liabilities:
Accounts Receivable	-	-
Inventories	-	-
Prepaid Expenses & Other Assets	-	-
Deposits	-	-
Accounts Payable and Accrued Expenses	45,000	-
Accrued Custodian Compensation	10,800	10,800
Accrued Interest	4,962	4,647
Total adjustments	60,762	15,447

Net Cash Used in Operating Activities	-	-

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Stock Issued for Cash	-	-
Proceeds from Convertible Notes	-	-

Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) in Cash	-	-

Cash Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-

Supplemental Disclosure of Non-Cash Items:
Common Stock Issued for Services	$-	$-

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

D. Capital Stock

The authorized capital stock of the Company consists of 200,000,000 shares of common stock at a par value of $0.001. At September 30, 2007 and December 31, 2006 there were 118,500 shares issued and outstanding.

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

NOTE 2- ACCOUNTS PAYABLE & ACCRUED EXPENSES
	September 30,	December 31,
Description	2007	2006

Accrued Stock Transfer Agent Fees	27,500	20,000
Accrued Audit Expenses	15,000	7,500
Accrued SEC Filing Fees	25,000	10,000
Accrued Proxy Mailing Expenses	15,000	-
Total Accrued Expenses	$82,500	$37,500

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

NOTE 6-INCOME TAXES

The Company had available approximately $12,802,527 and $12,741,765 of unused Federal and state net operating loss carryforwards at September 30, 2007 and December 31, 2006, respectively, that may be applied against future taxable income. These net operating loss carryforwards expire through 2022 and 2012 for federal and state purposes, respectively. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards.

	September 30,	December 31,
	2007	2006
Deferred Tax Asset:

Net Operating Loss Carryforward	$(12,802,527)	$(12,741,765)

Valuation Allowance	(12,802,527)	(12,741,765)

Net Deferred Tax Asset	$-	$-

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2007 and December 31, 2006, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

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

Explanatory Note

During the period covered by this Quarterly Report, we had no significant business activities, and have had no material business activities since 2001. As a result, the “Results of Operations” section below describes the results of a company, which did not engage in any material business or operating activities during the quarters ended September 30, 2007, and September 30, 2006.

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

Results of Operations

Revenues and Gross Profit. We are a public shell company and do not have significant business operations at this time. For the three and nine months ended September 30, 2007, we did not earn any revenues. We did not recognize any revenue for the comparable periods in 2006.

Operating Expenses and Operating Loss. We incurred $11,100 and $55,800 in selling, general and administrative expenses for the three and nine months ended September 30, 2007, respectively, compared with $3,600 and $10,800 for the three and nine months ended September 30, 2006, respectively.

Other Income/ Expense and Net Loss. We incurred $1,654 and $4,962 in interest expense for the three and nine months ended September 30, 2007, respectively, compared with $1,549 and $4,647 for the three and nine months ended September 30, 2006, respectively. In sum, our net loss applicable to common shareholders for the three and nine months ended September 30, 2007 was $12,754 and $60,762, respectively, or a loss of $0.11 and $0.51 per fully diluted share, respectively. For the three and nine months ended September 30, 2006, we incurred a net loss applicable to common shareholders of $5,149 and $15,447, respectively, or a loss of $0.04 and $0.13 per fully diluted share, respectively.

Liquidity And Capital Resources

As of September 30, 2007, we had $0 in cash and had a working capital deficit of $203,721. We have not generated any revenues since fiscal year 1999.

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

Risks relating to the Merger Agreement

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

FERIS INTERNATIONAL, INC.

Date: December 26, 2007	By:	/s/ PATRICIA LINSON
Patricia Linson
President