Form 10KSB
period 2007-12-31
TITAN MOTORCYCLE CO OF AMERICA INC
filed 2008-02-22
CIK 1053691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2007, was $13,035.

As of December 31, 2007, the issuer had 242,500 shares of common stock outstanding.

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

As of December 31, 2007, there were no legal proceedings that were pending or have been threatened against us, or any of our officers, directors or control persons of which we are aware.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is listed on the OTC Pink Sheets under the symbol “FSIT”. The following table sets forth the range of bid quotations for our common stock for the quarters indicated according to data provided by Pink Sheets LLC. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Fiscal Year Ended December 31, 2007	High Bid	Low Bid
First Quarter	1.01	0.25
Second Quarter	0.25	0.25
Third Quarter	0.25	0.20
Fourth Quarter	0.43	0.11

Fiscal Year Ended December 31, 2006	High Bid	Low Bid
First Quarter	0.25	0.25
Second Quarter	0.25	0.25
Third Quarter	0.25	0.20
Fourth Quarter	0.20	0.15

Shareholders

As of December 31, 2007, we believe that we have approximately 948 shareholders of our common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

In December 1996, the Board of Directors of our company at the time adopted the Titan Motorcycle Co. of America Stock Option and Incentive Plan (the “Plan”). As of March 31, 2000, we had issued options under the Plan for an aggregate of 1,2855,000 shares of our common stock. All of the outstanding options were voided and returned to the Plan, and the Plan was subsequently terminated in 2002 in connection with our reorganization under Chapter 11 of the United States Bankruptcy Code.

As of December 31, 2007, we did not maintain any equity compensation plans.

Recent Sales Of Unregistered Securities

We have not sold securities within the past year without registering the securities under the Securities Act.

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

RESULTS OF OPERATIONS

Revenues and Gross Profit. We did not earn any revenues for the year ended December 31, 2007. We did not recognize any revenue for the comparable period in 2006.

Operating Expenses and Operating Loss. We incurred $55,800 in selling, general and administrative expenses for the year ended December 31, 2007, compared with $41,900 in selling, general and administrative expenses for the same period in 2006. As a result of the foregoing, we sustained an operating loss of $55,800 for the year ended December 31, 2007, as compared with an operating loss of $41,900 for the same period in 2006.

Other Income/ Expense and Net Loss. We incurred interest expense of $4,962 for the year ended December 31, 2007, as compared with $6,196 in interest expenses during 2006. In sum, our net loss applicable to common shareholders for the year ended 2007 was $60,762 or a loss of $0.34 per fully diluted share. For the year ended December 31, 2006 we incurred a net loss applicable to common shareholders of $48,096 making a loss of $0.41 per fully diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007 we had $0 in cash and had a working capital deficit of $203,721 We have not generated any revenues since fiscal year 1999.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B for the fiscal year ended December 31, 2007.

ITEM 7.	FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF FERIS INTERNATIONAL INC.

We have audited the accompanying balance sheet of Feris International Inc. as of December 31, 2007, 2006 and 2005 and the related statements of operations, stockholders equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Feris International Inc. as at December 31, 2007, 2006 and 2005 and the results of its’ operations and its’ stockholders equity and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC Saint Louis, Missouri
February 20, 2008

Feris International, Inc.
Balance Sheets

		December 31,
	2007	2006	2005
Assets
Current Assets
Cash	$-	$-	$-
Accounts Receivable	-	-	-
Inventories	-	-	-
Prepaid Expenses & Other Assets	-	-	-
Total Current Assets	-	-	-

Property & Equipment, Net	-	-	-
Goodwill	-	-	-
Deposits	-	-	-
Total Assets	$-	$-	$-

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable & Accrued Expenses	$82,500	$37,500	$10,000
Accrued Custodian Compensation	32,400	21,600	7,200
Accrued Interest Expense	13,821	8,859	2,663
Convertible Note Payable	75,000	75,000	75,000
Total Current Liabilities	203,721	142,959	94,863

Commitments & Contingencies	-	-	-

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 200,000,000 shares
authorized; 242,500, 118,500 and 118,500
shares issued and outstanding, respectively.	243	119	119
Additional Paid-in Capital	12,598,563	12,598,687	12,598,687
Accumulated Deficit	(12,802,527)	(12,741,765)	(12,693,669)
Total Stockholders' Equity (Deficit)	(203,721)	(142,959)	(94,863)

Total Liabilities & Stockholders' Equity (Deficit)	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Feris International, Inc.
Statements of Operations

	For the Year Ended December 31,
	2007	2006	2005
Sales, net	$-	$-	$-

Cost of Good Sold	-	-	-

Gross Profit	-	-	-

Operating Expenses
Selling, General and Administrative	55,800	41,900	92,200
Research and Development	-	-	-
Total Operating Expenses	55,800	41,900	92,200

Income (Loss) from Operations	(55,800)	(41,900)	(92,200)

Other Income (Expense)
Interest Expense	4,962	6,196	2,663
Total Other Income (Expense)	4,962	6,196	2,663

Income (Loss) Before Income Taxes	(60,762)	(48,096)	(94,863)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(60,762)	$(48,096)	$(94,863)

Income (Loss) Per Share-Basic & Diluted	$(0.34)	$(0.41)	$(0.80)

Weighted Average Number of Shares	180,330	118,500	118,500

The accompanying notes are an integral part of these financial statements.

Feris International Inc.
Statements of Stockholders' Equity (Deficit)

	Common Stock				Total
		Par Value	Additional		Stockholders'
	Number of	($0.001)	Paid-	Accumulated	Equity
	Shares	Amount	In-Capital	Deficit	(Deficit)
Balance at December 31, 2004	118,500	$119	$12,598,687	$(12,598,806)	$-
Net Loss	-	-	-	(94,863)	(94,863)
Balance at December 31, 2005	118,500	$119	$12,598,687	$(12,693,669)	$(94,863)
Net Loss	-	-	-	(48,096)	(48,096)
Balance at December 31, 2006	118,500	$119	$12,598,687	$(12,741,765)	$(142,959)
Common Stock Issued for Services	124,000	124	(124)	-	-
Net Loss	-	-	-	(60,762)	(60,762)
Balance at December 31, 2007	242,500	$243	$12,598,563	$(12,802,527)	$(203,721)

The accompanying notes are an integral part of these financial statements.

Feris International, Inc.
Statements of Cash Flows

	For the Year Ended December 31,
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

D. Capital Stock

The authorized capital stock of the Company consists of 200,000,000 shares of common stock at a par value of $0.001. At December 31, 2007, 2006 and 2005 there were 242,500, 118,500, 118,500 shares issued and outstanding, respectively.

On July 2, 2007, the Board of Directors agreed that the Company would retroactively issue the Custodian 124,000 shares of stock for services at the par value as additional compensation.

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

NOTE 3-ACCRUED CUSTODIAN COMPENSATION

Subsequent to December 31, 2007, the Board of Directors agreed that the Company would retroactively issue the Custodian, $1,200 per month to compensate for the last two years of services. In addition, 124,000 shares of stock at the Board agreed upon price were authorized as additional compensation.

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

NOTE 6-INCOME TAXES

The Company had available approximately $12,803,000, $12,742,000 and $12,694,000 of unused Federal and state net operating loss carryforwards at December 31, 2007, 2006 and 2005 , respectively, that may be applied against future taxable income. These net operating loss carryforwards expire through 2022 and 2012 for federal and state purposes, respectively. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards.

	December 31,
	2007	2006	2005
Deferred Tax Asset:

Net Operating Loss Carryforward	$4,352,859	$4,332,200	$4,315,847

Valuation Allowance	(4,352,859)	(4,332,200)	(4,315,847)

Net Deferred Tax Asset	$-	$-	$-

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2007, 2006 and 2005, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

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

Since 2001, the year in which we filed for bankruptcy, we have not had any material business activity. In addition, we have been a public shell company with no employees or revenues since 2005. As a result, we have not instituted any procedures for establishing and maintaining adequate internal controls over our financial reporting. Following consummation of the Merger Agreement, we believe the management in place at that time will establish such procedures in compliance with Sarbanes-Oxley Act of 2002.

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

Compliance with Section 16(a) of the Exchange Act

We are not aware of any Section 16(a) filings made by any directors, executive officers and holders of more than 10% of our common stock during the fiscal year ended December 31, 2007.

ITEM 10.     EXECUTIVE COMPENSATION.

As of December 31, 2007, we did not pay any compensation to our directors and officers for services performed in such capacities.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding persons known by us to beneficially own, as defined by Rule 13d-3 under the Securities Exchange Act of 1934, more than 5% of Common Stock as of December 31, 2007, based solely on information regarding such ownership available to the Company in filings by such beneficial owners with the SEC on Schedules 13D and 13G. The following table also sets forth information regarding beneficial ownership of Common Stock as of December 31, 2007, by the Directors and the Named Executive Officer and by the Directors and Named Executive Officer as a group.

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

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Titan (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).
3.2	By-Laws of Titan as amended and restated on September 10, 1999 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.1	Specimen of Common Stock Certificate (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).
4.2	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.3	Warrant issued to Advantage Fund II Ltd., dated September 17, 1999 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.4	Warrant issued to Koch Investment Group Limited, dated September 17, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 1, 1999).

Exhibit No.	Description
4.5	Warrant issued to Reedland Capital Partners, dated September 17, 1999 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).
4.6	Warrant issued to Mr. Richard Cohn, dated September 17, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).
4.7	Warrant issued to Intellect Capital Corp., dated September 17, 1999 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).
4.8	Registration Rights Agreement with Advantage Fund II Ltd., dated September 15, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.9	Registration Rights Agreement with Koch Investment Group Limited, dated September 15, 1999 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.10	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).
4.11	Warrant issued to Advantage Fund II Ltd., dated March 9, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 24, 2000).
4.12	Warrant issued to Koch Investment Group Limited, dated March 9, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 24, 2000).
4.13	Warrant issued to Reedland Capital Partners, dated March 9, 2000 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 Registration Statement filed on March 24, 2000).
4.14	Registration Rights Agreement with Advantage Fund II Ltd., dated March 7, 2000 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed March 24, 2000).
4.15	Registration Rights Agreement with Koch Investment Group Limited, dated March 7, 2000 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed March 24, 2000).
10.1	Subscription Agreement with Advantage Fund II Ltd., dated as of September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).
10.2	Subscription Agreement with Koch Investment Group Limited, dated as of September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).
10.3	Modification and Partial Payment Agreement with Oxford International Management dated April 13, 2000.
10.4	Subscription Agreement with Advantage Fund II Ltd., dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).
10.5	Subscription Agreement with Koch Investment Group Limited, dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).
10.6	1997 Stock Option and Incentive Plan of Titan (Incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).
11	Statement regarding computation of per share earnings.
16	Letter on change in certifying accountant.
24	Powers of Attorney.
27	Financial Data Schedule.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We paid Gruber & Company, LLC during fiscal year 2007 an aggregate of $15,500 for professional services for the audit of our financial statements and the review of financial statements included in this Annual Report.

Audit-Related Fees

 Gruber & Company, LLC was not paid any fees for, audit-related services in the fiscal years ended December 31, 2007 and 2006.

Tax Fees

 Gruber & Company, LLC did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2007 and December 31, 2006.

All Other Fees

 Gruber & Company, LLC did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2007 and 2006.

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

Signature	Title	Date

/s/ PATRICIA LINSON	President (Principal Executive Officer	February 21, 2007
PATRICIA LINSON	and Principal Financial Officer) and Director