Form 10-Q
period 2008-03-31
Stratus Media Group, Inc
filed 2008-08-29
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-24477

STRATUS MEDIA GROUP, INC.

(Exact name of Registrant as specified in its charter)

Nevada	#86-0776876
(State of Incorporation)	(I.R.S. Employer Identification No.)

8439 West Sunset Boulevard, West Hollywood, CA 90069
(Address of principal executive offices)

(323) 656-2222
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," “accelerated filer,” and “smaller reporting company: in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (Do not check if smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 29, 2008: 55,103,850.

STRATUS MEDIA GROUP, INC.
FORM 10-Q
MARCH 31, 2008

PART I — FINANCIAL INFORMATION ITEM I – FINANCIAL STATEMENTS
STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	March 31,	December 31,
	2008	2007*
	(Unaudited)	(Unaudited)
ASSETS

Current assets
Cash	$-	$196
Restricted cash	162,855	162,855
Stock subscription receivable	280,000	-
Deposits and prepaid expenses	15,320	15,320
Inventory	9,482	9,482
Total current assets	467,657	187,853

Property and equipment, net	9,758	12,913
Intangible assets, net	4,417,646	4,428,998
Goodwill	2,073,345	2,073,345
Total assets	$6,968,406	$6,703,109

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$6,006	$-
Accounts payable	618,562	622,411
Deferred salary	1,605,512	1,545,512
Accrued interest	741,614	695,557
Accrued expenses - legal judgment	-	365,579
Other accrued expenses and other liabilities	699,473	608,219
Line of credit	66,511	68,041
Loans payable to shareholders	1,006,150	1,013,750
Current portion of notes payable - related parties	90,000	90,000
Notes payable	315,000	315,000
Event acquisition liabilities	1,153,760	1,153,760
Deferred revenue	1,383	6,917
Redemption fund reserve	124,293	124,293
Total current liabilities	6,428,264	6,609,039

Non-current liabilities
Non-current portion of notes payable - related parties	1,000,000	1,000,000

Total liabilities	7,428,264	7,609,039

Commitments and contingencies

Shareholders' deficit
Common stock, $0.001 par value:200,000,000 shares authorized 55,000,000 and 49,046,272 (unaudited)shares issued and outstanding, respectively	55,000	49,046
Additional paid-in capital	10,214,301	9,839,769
Accumulated deficit	(10,729,159)	(10,795,231)
Total shareholders' deficit	(459,858)	(905,930)

Total liabilities and shareholders' deficit	$6,968,406	$6,703,109

* The balance sheet as of December 31, 2007 has not been audited or reviewed by the Company’s registered independent public accounting firm.

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net revenues
Event revenues	$33,606	$15,950
Stratus revenues	5,533	36,403
Total revenues	39,139	52,353

Cost of goods sold
Event cost of goods sold	25,162	2,138
Stratus cost of goods sold	-	-
Total cost of goods sold	25,162	2,138

Gross profit	13,977	50,215

Operating expenses
General and administrative	143,745	158,134
Legal and professional services	116,960	269,689
Depreciation and amortization	14,507	14,507
Total operating expenses	275,212	442,330

Loss from operations	(261,235)	(392,115)

Other (income)/expense
Other (income)/expense	(374,053)	(30,951)
Interest expense	46,745	35,995
Total other (income)/expense	(327,308)	5,044

Net income/(loss)	$66,073	$(397,159)

Basic and diluted earnings per share	$0.00	$(0.01)

Basic and diluted weighted- average common shares	50,329,343	48,628,364

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income/(loss)	$66,073	$(397,159)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,507	14,507
Accretion of warrants liability	-	(1,813)
(Increase) / decrease in:
Deposits and prepaid expenses	-	2,595
Increase / (decrease) in:
Accounts payable	(3,849)	161,990
Deferred salary	60,000	60,000
Accrued interest	46,057	38,993
Accrued expenses - legal judgment	(365,579)	-
Other accrued expenses and other liabilities	91,254	33,336
Deferred revenue	(5,535)	(16,615)
Net cash used in operating activities	(97,072)	(104,166)

Cash flows from financing activities:
Proceeds/(payments) from bank overdraft	6,006	(66,980)
Proceeds/(payments) of line of credit	(1,530)	(1,040)
Proceeds/(payments) - loans payable to shareholders	(7,600)	188,400
Proceeds from notes payable-related parties (current)	-	10,000
Proceeds from issuance of common stock for cash	100,000	-
Net cash provided by financing activities	96,876	130,380

Net change in cash and cash equivalents	(196)	26,214

Cash and cash equivalents, beginning of period	196	-

Cash and cash equivalents, end of period	$-	$26,214

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

1. Business

Business

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 (“Merger Agreement”) by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in PSEI becoming a wholly owned subsidiary of Feris and is the surviving entity for accounting purposes (“Reverse Merger”).

Subsequent to this Reverse Merger, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”). PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, PSEI acquired the business of Stratus Rewards (“Stratus”) in August 2005, a credit card rewards program that uses the Visa card platform. Stratus is a private lifestyle club offering a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise. The sponsoring bank that ran the program when the Company acquired Stratus stopped processing new members and sending the Company statements in November 2007 and provided notice in March 2008 that it was discontinuing the program. While several cardmembers are continuing to use their cards with the sponsor bank, the Stratus Rewards program is currently inactive and the Company has not recorded revenues since November 2007. The Company is actively seeking a new sponsoring bank to restart the program in the fourth quarter of this year, but there can be no assurances that it will be able to do so.

Management's Plan of Operations
The Company has suffered losses from operations and currently lacks liquidity to meet its current obligations.  The Company had operating losses for the three months ended March 31, 2008 and 2007 of $261,235 and $392,115, respectively. As of March 31, 2008, the Company had negative working capital of $5,960,607 and cumulative losses of $10,729,159. Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the three months ended March 31, 2008, the Company raised $380,000 in capital through the issuance of common stock. The Company is actively seeking additional capital. However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the financial statements for the most recent fiscal year 2006 for PSEI have been omitted.  The Company has not completed its audit for the year ending December 31, 2007 and has not filed an amended Report on Form 10-K to show audited results for that year. The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Report on Form 8-K filed on March 14, 2008 that included audited results for the year ended December 31, 2006 and unaudited results for the ten months ended October 31, 2007.

Stock Split
On March 14, 2008, the Board of Directors of the Company approved a 3.582 for 1.000 forward stock split of the PSEI's common stock. The effective date of the stock split was March 14, 2008 and was concurrent with the Reverse Merger. All share and per share information have been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

Net Loss per Share
Basic and dilutive loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's stock options and warrants are dilutive. For the three months ended March 31, 2008, no potentially dilutive shares have been excluded from diluted loss per share since the options and warrants are out of the money and thus antidilutive.

3. Litigation

In connection with a settlement agreement, on or about May 27, 2005, a legal judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event, in the amount of $482,126. In addition, this judgment specified that the Company must pay interest of $39,664. The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs. As of March 31, 2008, the Company has recorded the $482,126 amount of the judgment plus accrued interest of $136,775, for a total liability of $618,901. On July 31, 2008, PSEI Management and Core Tour have agreed to a settlement whereby PSEI will retain all rights of the Core Tour events in exchange for payment of $482,126 in cash by December 31, 2008 and $148,000 in Common Stock issued on July 31, 2008, or approximately 74,000 shares.

On or about June 20, 2006, the plaintiff, Wells Fargo Bank, provided a notice of entry of judgment in the amount of $78,651 against, among others, the Company, formerly known as GMG Sports and Entertainment, Incorporated. The Company has recorded the entire amount as of December 31, 2008 and March 31, 2008 (unaudited). The Company believes that all payments are current with Wells Fargo Bank.

4. Acquisition of Stratus Rewards

In accordance with the Asset Purchase Agreement dated August 15, 2005, by and between PSEI and Stratus Rewards, LLC (“Stratus”), PSEI acquired the business of Stratus, a credit card rewards program.

The total consideration for this acquisition was $3,000,000, with PSEI entering into a note payable of $1,000,000 and issuing 666,667 common shares valued at $2,000,000. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding of a minimum amount of $3,000,000.

The results of operations of the business acquired have been included in the Company’s Statements of Operations from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair market values and estimated useful lives for property and equipment and an independent valuation for certain identifiable intangible assets acquired.

The sponsoring bank that ran the program when the Company acquired Stratus stopped processing new members and sending the Company statements in November 2007 and provided notice in March 2008 that it was discontinuing the program. While several cardmembers are continuing to use their cards with the sponsor bank, the Stratus Rewards program is currently inactive and the Company has not recorded revenues since November 2007. The Company is actively seeking a new sponsoring bank to restart the program in the fourth quarter of this year, but there can be no assurances that it will be able to do so. Despite this inactive status, the Company believes that the brand and value of the business remains intact and will increase in value with the addition of a new sponsoring bank. Accordingly, the Company has not recorded any impairment of the carrying value on its financial statements.

5. Goodwill and intangible assets

The following sets forth the intangible assets of the Company as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Intangible Assets
(A) Events
● Long Beach Marathon	$300,000	$300,000
● Millrose Games	61,233	61,233
● Concours on Rodeo	600,000	600,000
● Santa Barbara Concours d'Elegance	243,000	243,000
● Cour Tour/Action Sports Tour	1,067,069	1,067,069
● Freedom Bowl	344,232	344,232
● Maui Music Festival	725,805	725,805
● Athlete Management	15,000	15,000
● Snow & Ski Tour	255,000	255,000
Total - Events	3,611,339	3,611,339

(B) Stratus Rewards
● Purchased Licensed Technology, net of accum. amort. of $92,293 and $83,641	253,807	262,459

● Membership List, net of accum. amort. of $28,800 and $26,100	79,200	81,900
● Corporate Partner List	23,300	23,300
● Corporate Membership	450,000	450,000
Total - Stratus Rewards	806,307	817,659
Total Intangible Assets	$4,417,646	$4,428,998

In accordance with SFAS No. 142, the Company’s goodwill and intangible assets, other than the purchased licensed technology and the membership list for Stratus, are considered to have indefinite lives and are therefore no longer amortized, but rather are subject to annual impairment tests. The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record an impairment if warranted by adverse changes in facts and circumstances. The Company determined that it did not have any impairment of goodwill or intangible assets at December 31, 2007 or March 31, 2008, and thus did not recognize any impairment expense in the years ended December 31, 2006 or December 31, 2005. The purchased licensed technology and membership list are being amortized over their estimated useful life of 10 years. Amortization expense for the three months ended March 31, 2008 and 2007 was $11,352 and $11,352, respectively.

6. Loans payable to shareholders

The Loans Payable to Shareholders represents a loan from the Company’s President and amounted to the following at December 31, 2007 and March 31, 2008:

	March 31,	December 31,
	2008	2007
Loans payable to shareholders, due on demand, with an interest rate of 9.5%	$1,006,150	$1,013,750

Interest expense on loans to shareholders for the three months ended March 31, 2008 and 2007 was $23,930 and $21,366, respectively.

7. Notes payable to related parties

Notes Payable to Related Parties at March 31, 2008 and December 31, 2007 consisted of the following:

		March 31,	December 31,
		2008	2007

●	Note payable to shareholder (unsecured), dated January 14, 2005, with maturity date of May 14, 2005. The principal amount and accrued interest were payable on May 14, 2005, plus interest at 10% per annum. This note is currently in default.	$70,000	$70,000

●	Note payable to shareholder (unsecured), dated February 1, 2005, with maturity date of June 1, 2005. The principal amount and accrued interest were payable on June 1, 2005, plus interest at 10% per annum. This note is currently in default.	10,000	10,000

●	Note payable to shareholder (unsecured), dated February 5, 2005, with maturity date of June 5, 2005. The principal amount and accrued interest were payable on June 5, 2005, plus interest at 10% per annum. This note is currently in default.	10,000	10,000

●	Note payable to shareholder related to purchase of Stratus. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding, with such funding to be at a minimum amount of $3,000,000.	1,000,000	1,000,000

	Total	1,090,000	1,090,000
	Less: current portion	90,000	90,000
	Long-term portion	$1,000,000	$1,000,000

The future obligations under these Notes Payable to Related Parties were as follows as of March 31, 2008:

Twelve Months Ending March 31,
2009	$90,000
2010	$500,000
2011	$500,000
$1,090,000

For the three months ended March 31, 2008 and 2007, the Company incurred interest expense on these Notes Payable to Related Parties of $2,250 and $2,250, respectively.

8. Notes payable

The Notes Payable at March 31, 2008 and December 31, 2007 consisted of the following:

		March 31,	December 31,
		2008	2007

●	Note payable to non-shareholder (unsecured), date January 19, 2005 with maturity date of May 19, 2005. The principal amount and accrued interest were payable June 1, 2005, plus interest at 10% per annum. This note is currently in default.	$125,000	$125,000

●	Note payable to a shareholder (unsecured) $100,000 made in August 2008 and $80,000 made in November 2008. Payable on demand and bears interest at 10% per annum.	180,000	180,000

●	Note payable to non-shareholder (unsecured). Payable on demand and does not bear interest	10,000	10,000

	Total	$315,000	$315,000

For the three months ended March 31, 2008 and 2007, the Company incurred interest expense on these Notes Payable of $7,825 and $3,125, respectively.

9. Event acquisition liabilities

The following sets forth the liabilities, in relation to the acquisition of events (refer to Note 6), assumed by the Company as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

● Concours on Rodeo	$430,043	$430,043
● Core Tour/Action Sports Tour	483,717	483,717
● Snow & Ski Tour	240,000	240,000
	$1,153,760	$1,153,760

10. Redemption fund reserve

The redemption fund reserve records the liabilities related to the Company’s obligations to pay for the redemption of rewards from the Stratus credit card rewards program.

11. Other Related party transaction

From prior to fiscal year 2006 through the present, the Company has rented office space owned by the Chairman, President and Chief Executive Officer of the Company. The total rent expense paid by the Company in the three months ended March 31, 2008 and 2007 was $12,000 and $12,000, respectively. The Company believes that such rents are at prevailing market rates and is continuing to rent this space.

12. Shareholders’ Deficit

Common Stock
On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 (the “Merger Agreement”) by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in a “reverse merger” in which PSEI became a wholly owned subsidiary of Feris and is the surviving entity for accounting purposes.

During the three months ended March 31, 2008 and 2007 the Company raised $380,000 and $0, respectively, through the issuance of 453,728 and 0 shares of common stock, respectively. During the three months ended March 31, 2008, 4,631,351 shares were issued to retire a convertible note.

Stock Options

There were no stock options granted during the fiscal year ended December 31, 2007 or the three months ended March 31, 2008.

Stock option activity is as follows:	Number of Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2006	4,444,818	$2.97
(4,444,818 options exercisable at weighted average exercise price of $2.97)

Granted	0
Exercised	0
Balance outstanding at December 31, 2007 and March 31, 2008	4,444,818	$2.97

Warrants

During the year ended December 31, 2005 the Company granted warrants with rights to purchase 43,283 shares of its common stock with a strike price of $0.84 cents per share. These warrants have terms of five years and the exercise prices for these warrants are to be the share prices applicable in the next Company Financing after February 2005 as a result of the proposed Reverse Merger. The warrants will expire in 2010. The Company valued these warrants, using the Black-Scholes option pricing model, at March 31, 2008 and December 31, 2007 at $15,562 and $15,562, respectively, and included this liability in other accrued expenses and other liabilities. There were no warrants granted in the fifteen months ended March 31, 2008.

These warrants were granted as financing costs related to notes payable agreements with two shareholders and one non-shareholder. The warrants are accounted for as financing costs which were capitalized and amortized over the five years. The warrants were fully amortized as of December 31, 2007 and total amortization expense for the three months ended March 31, 2008 and the year ended December 31, 2007 $0 and $8,550, respectively.

The Company analyzed these warrants in accordance with EITF pronouncement No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Company determined that the warrants should be classified as a liability based on the fact that the number of shares attributable to these warrants is indeterminate.

13. Commitments and contingencies

Effective September 1, 2006, the Company entered into a lease agreement for office facilities on a month-to-month basis and this agreement requires monthly payments of $4,318. The Company vacated this space in August 2007.

Rent expense for the three months ended March 31, 2008 and 2007 amounted to $12,000 and $35,572, respectively.

Effective April 1, 2008, the Company entered into a lease for office space in West Hollywood, California with a security deposit of $34,200 at a monthly rate of $8,500 from April 1, 2008 to June 30, 2008, and a monthly rent of $11,400 per month from July 1, 2008 until the end of the lease at Jun 30, 2010.

14. Subsequent Events

On April 21, 2008, the Company agreed to purchase the tangible and intangible assets of Nouveau Model Talent Management, Inc (“Nouveau”)., a modeling and talent management agency, for 500,000 shares of Company common stock, of which 166,667 shares will be issued at the time of closing, 166,667 shares will be issued one year from closing and the remaining 166,666 shares will be issued two years from closing. The closing of this transaction requires that Nouveau obtain an audit of its 2006 and 2007 financial statements and a review of its financial statements for the three months ended March 31, 2008. To date, Nouveau has not obtained this audit and review and the transaction has not closed.

On May 14, 2008, the Company paid the Wells Fargo line of credit in full. As of that date, this facility had a balance of $65,491 and the Company paid $12,019 in penalties and costs to fully extinguish this debt.

On July 30, 2008, the Company signed a definitive purchase agreement to acquire 100% of the common stock of Exclusive Events S.A., a privately held corporation based in Geneva, Switzerland that provides Formula One racecar experiences to its customers, in a cash and stock transaction with an aggregate base value of approximately $1,612,000, with $1,128,000 in cash and $484,000 in shares of the Company’s common stock, with the number of such shares to be determined by dividing this amount by the average closing price of the Company’s common stock for thirty days prior to the closing of the transaction. In addition, if Exclusive Events meets certain financial performance criteria for fiscal years 2008 and 2009, additional payments totaling $1,612,000, subject to certain conditions and adjustments, will be due, with $484,000 in cash and $1,128,000 in shares of the Company’s common stock, with the number of shares to be determined by dividing the amount due by the average closing price of the Company’s common stock for thirty days prior to the computation of the performance bonus. The transaction, subject to customary conditions and approvals and the Company’s ability to fund the cash portion of the acquisition price, is expected to close on or before December 15, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Certain Factors That May Affect Future Results” below and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. When used in the following discussion, the words “believes,” “anticipates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes is reasonable. These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion relates to the operations of PSEI and should be read in conjunction with the Notes to Financial Statements.

Description of Business

Overview

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 (“Merger Agreement”) by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in PSEI becoming a wholly owned subsidiary of Feris and is the surviving entity for accounting purposes (“Reverse Merger”).

Subsequent to this Reverse Merger, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”). PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, PSEI acquired the business of Stratus Rewards (“Stratus”) in August 2005, a credit card rewards program that uses the Visa card platform. Stratus is a private lifestyle club offering a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise. The sponsoring bank that ran the program when the Company acquired Stratus stopped processing new members and sending the Company statements in November 2007 and provided notice in March 2008 that it was discontinuing the program. While several cardmembers are continuing to use their cards with the sponsor bank, the Stratus Rewards program is currently inactive and the Company has not recorded revenues since November 2007. The Company is actively seeking a new sponsoring bank to restart the program in the fourth quarter of this year, but there can be no assurances that it will be able to do so.

PSEI is located in Los Angeles, was formed as a California corporation in November 1998. PSEI is a development stage company that owns or is targeting the acquisition of live entertainment companies in the following areas (“strategic verticals”): Action Sports, Auto Shows, College Sports, Concerts & Music Festivals, Food Entertainment, Diversified Media Marketing, Motor Sports, Running Events, Trade Shows & Expos, and Talent Management. Assuming PSEI is able to raise appropriate capital, PSEI intends to operate its current portfolio of live entertainment events, activate certain existing properties, operate Stratus Rewards and acquire and aggregate a global platform of live entertainment events.

The business plan of PSEI is to own and operate 100% of all event revenue rights and derive its revenue primarily from ticket /admission sales, corporate sponsorship, television, print, radio, on-line and broadcast rights fees, merchandising, and hospitality activities. With additional funding, the objective of management is to build a profitable business by implementing an aggressive acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth. The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues. The Company intends to promote the Stratus Rewards card and its events together, obtaining maximum cross marketing benefit among card members, corporate sponsors and PSEI events.

Strategy

PSEI is a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated or being divested by larger companies with the plan to aggregate them into one large leading live entertainment company. The strategy is to purchase these events for approximately 4-6 times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events with the expectation that the combined EBITDA of the Company from these events will receive a much higher valuation multiple in the public markets.

Assuming the availability of capital, PSEI is targeting acquisitions of event properties in each of the strategic verticals. The goal is to aggressively build-up a critical mass of events, venues and companies that allow for numerous cross-event synergies. Specifically:

•
On the expense side, to share sales, financial and operations resources across multiple events, creating economies of scale, increasing the Company’s purchasing power, eliminating duplicative costs, and bringing standardized operating and financial procedures to all events, thus increasing the margins of all events.

•
On the revenue side, to present to advertisers and corporate sponsors an exciting and diverse menu of demographics and programming that allows sponsors “one stop shopping” rather than having to deal with each event on its own, and in so doing, convert these sponsors into “strategic partners.”

With these core operational synergies and subject to available capital, PSEI intends to (1) expand its acquisition strategy of additional live sports and entertainment events and companies, (2) create entirely new event properties on the forefront of the “experience economy” and thus tap into people’s lifestyle passions, and (3) cross-promote the Stratus Rewards Visa card with these events to enhance the results of the card and event businesses.

The business plan of PSEI is to provide integrated event management, television programming, marketing, talent representation and consulting services in the sports and other live entertainment industries. PSEI’s event management, television programming and marketing services may involve:

•	managing sporting events, such as college bowl games, golf tournaments and auto racing team and events;

•	managing live entertainment events, such as music festivals, car shows and fashion shows;

•	producing television programs, principally sports entertainment and live entertainment programs; and

•	marketing athletes, models and entertainers and organizations.

The objective of this approach is to consolidate event properties and then craft individual large-scale deals to allow companies to bundle advertising across diverse events.

For example, subject to available capital, PSEI is targeting the acquisition of eight music festivals by the end of 2009, with the goal of combining them with its current music festival events and having one event per month. Through these acquisitions, the Company plans to amass core competencies in the areas of promotion, operations, marketing, sales and distribution. The objective is to afford PSEI better negotiating leverage with cost centers such as advertising, marketing, venue and talent costs on a regional, national and international scale. Additionally, by offering advertisers access to other PSEI’s properties, the Company hopes to create greater value for the advertisers by cross pollinating multi verticals within PSEI’s portfolio offering other key demographic target markets to the client and creating greater value, more impression and a higher cost point for less risk.

Acquisitions in Process

Exclusive Events, S.A. - On July 30, 2008, the Company signed a definitive purchase agreement to acquire 100% of the common stock of Exclusive Events S.A., a privately held corporation based in Geneva, Switzerland that provides Formula One racecar experiences to its customers, in a cash and stock transaction with an aggregate base value of approximately $1,612,000, with $1,128,000 in cash and $484,000 in shares of the Company’s common stock, with the number of such shares to be determined by dividing this amount by the average closing price of the Company’s common stock for thirty days prior to the closing of the transaction. In addition, if Exclusive Events meets certain financial performance criteria for fiscal years 2008 and 2009, additional payments totaling $1,612,000, subject to certain conditions and adjustments, will be due, with $484,000 in cash and $1,128,000 in shares of the Company’s common stock, with the number of shares to be determined by dividing the amount due by the average closing price of the Company’s common stock for thirty days prior to the computation of the performance bonus. The transaction, subject to customary conditions and approvals and the Company's ability to provide the cash portion of the acquisition price, is expected to close on or before December 15, 2008.

Nouveau - On April 21, 2008, the Company agreed to purchase the tangible and intangible assets of Nouveau Model Talent Management, Inc. (“Nouveau”)., a modeling and talent management agency, for 500,000 shares of Company common stock, of which 166,667 shares will be issued at the time of closing, 166,667 shares will be issued one year from closing and the remaining 166,666 shares will be issued two years from closing. The closing of this transaction requires that Nouveau obtain an audit of its 2006 and 2007 financial statements and a review of its financial statements for the three months ended March 31, 2008. To date, Nouveau has not obtained this audit and review and the transaction has not closed.

The following discussion relates to the operations of PSEI and should be read in conjunction with the Notes to Financial Statements.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Revenues
Our revenues consist of event revenues from ticket sales, sponsorships, concessions and merchandise, which are recorded when the event occurs, and Stratus revenues from membership fees, fees on purchases and interest income earned on the redemption trust. Membership fees are amortized over the twelve month period and fees from purchases and interest income are recorded when they occur.

Revenues for the three months ended March 31, 2008 (“Current Period”) were $39,139, a decrease of $13,214, or 25%, from the $52,353 in revenues realized for the three months ended March 31, 2007 (“Prior Period”). There were $33,606 of event revenues in the Current Period related to a Super Bowl event held in connection with Visa, which was an increase of $17,656 compared to $15,950 in the Prior Period. Stratus card revenues were $5,533 in the Current Period, a decrease of $30,870, or 85%, from the Prior Period. The sponsoring bank that ran the program when the Company acquired Stratus discontinued the program in November 2007. The Stratus Rewards program is currently inactive and the Company is actively seeking a new sponsoring bank to restart the program in the fourth quarter of this year.

Gross Profit

Our gross profit represents revenues less the cost of goods sold. Our event cost of goods sold consists of the costs renting the venue, structures at the venue, concessions, and temporary personnel hired for the event. Cost of goods sold for the Stratus program are nominal.

Event cost of goods sold was $25,162 in the Current Period, an increase of $23,024 from $2,138 in the Prior Period, which was commensurate with the increase in revenues. Cost of Goods Sold for Stratus was $0 in both the Current Period and the Prior Period since the Company receives its revenues from the sponsoring bank on a net basis without offsetting fees.

Operating Expenses
Our selling, general and administrative expenses include personnel, rent, travel, office and other costs for selling and promoting events and running the administrative functions of the Company. Legal and professional services are paid to outside attorneys and accountants and are broken out separately given the size of these expenses relative to selling, general and administrative expenses.

Overall operating expenses for the Current Period were $275,212, a decrease of $167,118, or 38%, from $442,330 in the Prior Period. Selling, general and administrative expenses of $143,745 decreased by $14,389, or 9%, from $158,134 in the Prior Period, related to lower staffing levels in the Current Period. Legal and professional services of $116,960 decreased by $152,729, or 56%, from $269,689 in the Prior Period, related to the deferral of the 2007 audit for Pro Sports & Entertainment, the predecessor company, to the third quarter of 2008. Depreciation and amortization remained consistent with $14,507 for both periods.

Other (Income)/Expense
Other income increased by $343,102 in the Current Period, or 1,109%, from $30,951 in the Prior Period, largely related to the dismissal of a court case in March 2008 for which a $365,579 reserve had been established on the balance sheet. This reserve was reversed, with the offset going to other income.

Interest Expense
Our interest expense results from accruing interest on a court judgment, loans payable to shareholders, current portion of notes payable-related parties and notes payable.

Interest expense was $46,745 in the Current Period, an increase of $10,750, or 30%, from $35,995 in the Prior Period, primarily related to higher average debt levels in the Current Period.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2005 and 2006 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

During the three months ended March 31, 2008, we sold 453,728 shares to investors for $380,000, with $280,000 being due as a subscription receivable at March 31, 2008 which was collected in May 2008. The Company is actively pursuing equity capital and is targeting an initial raise of $2 million to $5 million. The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses. Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all. If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

At March 31, 2008, our principal sources of liquidity consist of cash and cash equivalents, advances of funds from officers and the issuance of equity securities. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products. At March 31, 2008, our cash and cash equivalents were $0, and we had negative working capital of $5,960,607. At March 31, 2008, we had $7,428,264 in debt obligations and $215,000 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31:

	March 31,
	2008	2007

Operating activities	$(97,072)	$(104,166)
Investing activities	-	-
Financing activities	96,876	130,380
Total change	$(196)	$26,214

Operating Activities
Operating cash flows for the three months ended March 31, 2008 reflects our net income of $66,073, offset by changes in working capital of $148,638 and non-cash items (depreciation and amortization) of $14,507. The change in working capital is primarily related to reversing a $365,579 reserve for a legal action that was dismissed, offset by increases in deferred salary, accrued interest and other accrued expenses.

Operating cash flows for the three months ended March 31, 200 reflects our net loss of $397,159, offset by changes in working capital of $278,486 and non-cash items (depreciation and amortization) of $14,507. The change in working capital is primarily related to increases in accounts payable, deferred salary, accrued interest and other accrued expenses.

Investing Activities
Capital constraints resulted in no cash used in investing activities during either period.

Financing Activities
During the three months ended March 31, 2008 and 2007, we received cash proceeds of $100,000 and $188,400, respectively, from the sale of stock.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2008. These officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.  Management believes there is non-compliance with controls that affects the integrity and timeliness of the Company’s financial statements and the Company has used extensive review following the closing date of the financial statements to compensate. The Company intends to continue to evaluate its disclosure controls and procedures, and make needed improvements.

(b) Changes in internal controls.

There have been no changes made in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with a settlement agreement, on or about May 27, 2005, a legal judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event, in the amount of $482,126. In addition, this judgment specified that the Company must pay interest of $39,664. The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs. As of March 31, 2008, the Company has recorded the $482, 126 amount of the judgment plus accrued interest of $136,775, for a total liability of $618,901. On July 31, 2008, PSEI Management and Core Tour have agreed to a settlement whereby PSEI will retain all rights of the Core Tour in exchange for payment of $482,126 in cash by December 31, 2008 and $148,000 in Common Stock issued on July 31, 2008, or approximately 74,000 shares.

On or about June 20, 2006, the plaintiff, Wells Fargo Bank, provided a notice of entry of judgment in the amount of $78,651 against, among others, the Company, formerly known as GMG Sports and Entertainment, Incorporated. The Company has recorded the entire amount as of December 31, 2008 and March 31, 2008 (unaudited). The Company believes that all payments are current with Wells Fargo Bank.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 (the “Merger Agreement”) by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand; and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in PSEI becoming a wholly owned subsidiary of the Feris and is the surviving entity for accounting purposes (“Reverse Merger”).

During the three months ended March 31, 2008 the Company raised $380,000 through the issuance of 453,728 shares of common stock and 4,631,351 shares were issued to retire a convertible note. There were no sales of common stock for the three months ended March 31, 2007. There were no commissions paid on the sale of common stock for cash.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) and Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the acting Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Name: Paul Feller
Title: Chief Executive Officer
Date: August 29, 2008