Form 10-Q
period 2008-06-30
Stratus Media Group, Inc
filed 2008-08-29
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

STRATUS MEDIA GROUP, INC.
FORM 10-Q
JUNE 30, 2008

PART I — FINANCIAL INFORMATION ITEM I — FINANCIAL STATEMENTS
STRATUS MEDIA GROUP, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007*
	(Unaudited)	(Unaudited)
ASSETS

Current assets
Cash	$16,297	$196
Restricted cash	162,855	162,855
Receivables	10,100	-
Deposits and prepaid expenses	35,861	15,320
Inventory	9,482	9,482
Total current assets	234,595	187,853

Property and equipment, net	6,603	12,913
Intangible assets, net	4,406,293	4,428,998
Goodwill	2,073,345	2,073,345
Total assets	$6,720,836	$6,703,109

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$624,796	$622,411
Deferred salary	1,665,512	1,545,512
Accrued interest	787,325	695,557
Accrued expenses - legal judgment	-	365,579
Other accrued expenses and other liabilities	718,971	608,219
Line of credit	-	68,041
Loans payable to shareholders	998,618	1,013,750
Current portion of notes payable - related parties	90,000	90,000
Notes payable	315,000	315,000
Event acquisition liabilities	1,153,760	1,153,760
Deferred revenue	333	6,917
Redemption fund reserve	124,293	124,293
Total current liabilities	6,478,608	6,609,039

Non-current liabilities
Non-current portion of notes payable - related parties	1,000,000	1,000,000
Total liabilities	7,478,608	7,609,039

Commitments and contingencies

Shareholders' deficit
Common stock, $0.001 par value: 200,000,000 shares authorized 55,029,850 and 49,046,272 (unaudited) shares issued and outstanding, respectively	55,030	49,046
Additional paid-in capital	10,239,271	9,840,255
Accumulated deficit	(11,052,073)	(10,795,231)
Total shareholders' deficit	(757,772)	(905,930)

Total liabilities and shareholders' deficit	$6,720,836	$6,703,109

* The balance sheet as of December 31, 2007 has not been audited or reviewed by the Company’s registered independent public accounting firm.

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues
Event revenues	$-	$-	$33,606	$15,950
Stratus revenues	1,050	61,308	6,583	97,711
Total revenues	1,050	61,308	40,189	113,661

Cost of goods sold
Event cost of goods sold	-	-	25,162	2,138
Stratus cost of goods sold	-	-	-	-
Total cost of goods sold	-	-	25,162	2,138

Gross profit	1,050	61,308	15,027	111,523

Operating expenses
General and administrative	161,841	240,002	305,586	398,136
Legal and professional services	58,040	134,192	175,000	403,881
Depreciation and amortization	14,507	14,633	29,014	29,140
Total operating expenses	234,388	388,827	509,600	831,157

Loss from operations	(233,338)	(327,519)	(494,573)	(719,634)

Other (income)/expenses
Other (income)/expense	6,466	(1,981)	(367,587)	(32,932)
Interest expense	46,398	40,925	93,143	76,920
Total other expenses	52,864	38,944	(274,444)	43,988

Net loss	$(286,202)	$(366,463)	$(220,129)	$(763,622)

Basic and diluted earnings per share	$(0.01)	$(0.01)	$(0.00)	$(0.02)

Basic and diluted weighted- average common shares	55,005,576	48,777,943	52,667,460	48,703,567

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(220,129)	$(763,622)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,014	29,140
Accretion of warrants liability	-	(3,626)
(Increase) / decrease in:
Receivables	(10,100)	12,778
Deposits and prepaid expenses	(20,541)	(18,628)
Increase / (decrease) in:
Accounts payable	2,385	274,373
Deferred salary	120,000	120,000
Accrued interest	91,768	81,103
Accrued expenses - legal judgment	(365,579)	-
Other accrued expenses and other liabilities	74,040	67,704
Deferred revenue	(6,584)	(46,902)
Net cash used in operating activities	(305,726)	(247,680)

Cash flows from financing activities:
Proceeds/(payments) from bank overdraft	-	(51,023)
Proceeds/(payments) of line of credit	(68,041)	(1,040)
Proceeds/(payments) - loans payable to shareholders	(15,132)	89,743
Proceeds from notes payable-related parties (current)	-	10,000
Proceeds from issuance of common stock for cash	405,000	200,000
Net cash provided by financing activities	321,827	247,680

Net change in cash and cash equivalents	16,101	-

Cash and cash equivalents, beginning of period	196	-

Cash and cash equivalents, end of period	$16,297	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

1. Business

Business

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 (“Merger Agreement”) by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in PSEI becoming a wholly owned subsidiary of Feris and is the surviving entity for accounting purposes (“Reverse Merger”).

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

Management's Plan of Operations
The Company has suffered losses from operations and currently lacks liquidity to meet its current obligations.  The Company had net losses for the six months ended June 30, 2008 and 2007 of $220,129 and $763,622, respectively. As of June 30, 2008, the Company had negative working capital of $6,244,013 and cumulative losses of $11,052,073. Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the three months ended June 30, 2008, the Company raised $25,000 in capital through the issuance of common stock. The Company is actively seeking additional capital. However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the financial statements for the most recent fiscal year 2006 for PSEI have been omitted.  The Company has not completed its audit for the year ending December 31, 2007 and has not filed an amended Report on Form 10-K to show audited results for that year. The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Report on Form 8-K filed on March 14, 2008 that included audited results for the year ended December 31, 2006 and unaudited results for the ten months ended October 31, 2007.

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

Net Loss per Share
Basic and dilutive loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's stock options and warrants are dilutive. For the three and six months ended June 30, 2008, no potentially dilutive shares have been excluded from diluted loss per share since the options and warrants are out of the money and thus antidilutive.

3. Litigation

In connection with a settlement agreement, on or about May 27, 2005, a legal judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event, in the amount of $482,126. In addition, this judgment specified that the Company must pay interest of $39,664. The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs. As of June 30, 2008, the Company has recorded the $482,126 amount of the judgment plus accrued interest of $136,775, for a total liability of $618,901. On July 31, 2008, PSEI Management and Core Tour have agreed to a settlement whereby PSEI will retain all rights of the Core Tour events in exchange for payment of $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock issued on July 31, 2008 that was valued at $148,000.

In March 2008, a court case was dismissed for which a $365,579 reserve had been established on the balance sheet. This reserve was reversed, with the offset going to other income.

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

5. Goodwill and intangible assets

The following sets forth the intangible assets of the Company as of December 31, 2007 and June 30, 2008:

	June 30,	December 31,
	2008	2007
Intangible Assets
Events
● Long Beach Marathon	$300,000	$300,000
● Millrose Games	61,233	61,233
● Concours on Rodeo	600,000	600,000
● Santa Barbara Concours d'Elegance	243,000	243,000
● Cour Tour/Action Sports Tour	1,067,069	1,067,069
● Freedom Bowl	344,232	344,232
● Maui Music Festival	725,805	725,805
● Athlete Management	15,000	15,000
● Snow & Ski Tour	255,000	255,000
Total - Events	3,611,339	3,611,339

Stratus Rewards
● Purchased Licensed Technology, net of Accum. Amort. of $100,946 and 83,641	245,154	262,459
● Membership List, net of accum. amort. of $31,500 and $26,100	76,500	81,900
● Corporate Partner List	23,300	23,300
● Corporate Membership	450,000	450,000
Total - Stratus Rewards	794,954	817,659
Total Intangible Assets	$4,406,293	$4,428,998

In accordance with SFAS No. 142, the Company’s goodwill and intangible assets, other than the purchased licensed technology and the membership list for Stratus, are considered to have indefinite lives and are therefore no longer amortized, but rather are subject to annual impairment tests. The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record an impairment if warranted by adverse changes in facts and circumstances. The Company determined that it did not have any impairment of goodwill or intangible assets at December 31, 2007 or June 30, 2008, and thus did not recognize any impairment expense in the periods then ended. The purchased licensed technology and membership list are being amortized over their estimated useful life of 10 years. For the three and six months ended June 30, 2008 and 2007, amortization expense was $11,352, $11,352, $22,704 and $22,704, respectively.

6. Loans payable to shareholders

The Loans Payable to Shareholders represents a loan from the Company’s President and amounted to the following at December 31, 2007 and June 30, 2008:

	June 30,	December 31,
	2008	2007
Loans payable to shareholders, due on demand, with an interest rate of 9.5%	$998,618	$1,013,750

Interest expense on loans to shareholders for the three months ended June 30, 2008 and 2007 was $23,930 and $21,366, respectively, and interest expense on loans to shareholders for the six months ended June 30, 2008 and 2007 was 47,493 and $45,848, respectively.

7. Notes payable to related parties

Notes Payable to Related Parties at December 31, 2007 and June 30, 2008 consisted of the following:

	June 30,	December 31,
	2008	2007

● Note payable to shareholder (unsecured), dated January 14, 2005, with maturity date of May 14, 2005. The principal amount and accrued interest were payable on May 14, 2005, plus interest at 10% per annum. This note is currently in default.	$70,000	$70,000

● Note payable to shareholder (unsecured), dated February 1, 2005, with maturity date of June 1, 2005. The principal amount and accrued interest were payable on June 1, 2005, plus interest at 10% per annum. This note is currently in default.	10,000	10,000

● Note payable to shareholder (unsecured), dated February 5, 2005, with maturity date of June 5, 2005. The principal amount and accrued interest were payable on June 5, 2005, plus interest at 10% per annum. This note is currently in default.	10,000	10,000

● Note payable to shareholder related to purchase of Stratus. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding, with such funding to be at a minimum amount of $3,000,000.	1,000,000	1,000,000

Total	1,090,000	1,090,000
Less: current portion	90,000	90,000
Long-term portion	$1,000,000	$1,000,000

The future obligations under these Notes Payable to Related Parties were as follows at June 30, 2008:

Twelve Months Ending
June 30,
2009	$90,000
2010	$500,000
2011	$500,000
$1,090,000

For the three months ended June 30, 2008 and 2007, the Company incurred interest expense on these Notes Payable to Related Parties of $2,250 and $2,250, respectively, and for six months ended June 30, 2008 and 2007 interest expense on these Notes were $4,500 and $4,500.

8. Notes payable

The Notes Payable at December 31, 2007 and June 30, 2008 consisted of the following:

	June 30,	December 31,
	2008	2007

● Note payable to non-shareholder (unsecured), date January 19, 2005 with maturity date of May 19, 2005. The principal amount and accrued interest were payable June 1, 2005, plus interest at 10% per annum. This note is currently in default.	$125,000	$125,000

● Note payable to a shareholder (unsecured) $100,000 made in August 2008 and $80,000 made in November 2008. Payable on demand and bears interest at 10% per annum.	180,000	180,000

● Note payable to non-shareholder (unsecured). Payable on demand and does not bear interest	10,000	10,000

Total	$315,000	$315,000

For the three months ended June 30, 2008 and 2007, the Company incurred interest expense on these Notes Payable of $7,825 and $3,325, respectively, and for the six months ended June 30, 2008 and 2007 interest expense on these Notes was $15,650 and $400, respectively.

9. Event acquisition liabilities

The following sets forth the liabilities, in relation to the acquisition of events (refer to Note 6), assumed by the Company as of December 31, 2007 and June 30, 2008:

	June 30,	December 31,
	2008	2007

● Concours on Rodeo	$430,043	$430,043
● Core Tour/Action Sports Tour	483,717	483,717
● Snow & Ski Tour	240,000	240,000
	$1,153,760	$1,153,760

10. Redemption fund reserve

The redemption fund reserve records the liabilities related to the Company’s obligations to pay for the redemption of rewards from the Stratus credit card rewards program.

11. Other related party transaction

From prior to fiscal year 2006 through the present, the Company has rented office space owned by the Chairman, President and Chief Executive Officer of the Company. The total rent expense accrued by the Company in the three months ended June 30, 2008 and 2007 was $12,000 and $12,000, respectively, and for the six months ended June 30, 2008 and 2007 this rent expense was $24,000 and $24,000, respectively. The Company believes that such rents are at prevailing market rates and is continuing to rent this space.

12. Shareholders’ Deficit

Common Stock
On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 (the “Merger Agreement”) by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in a “reverse merger” in which PSEI became a wholly owned subsidiary of Feris and is the surviving entity for accounting purposes.

During the three months ended June 30, 2008 and 2007 the Company raised $25,000 and $200,000, respectively, through the issuance of 29,850 and 119,401 shares of common stock, respectively, and during the six months ended June 30, 2008 and 2007, the Company raised $405,000 and $200,000, respectively, through the issuance of 483,578 and 119,401 shares, respectively. During the three months ended March 31, 2008, 4,631,351 shares were issued to retire a convertible note.

Stock Options

There were no stock options granted during the fiscal year ended December 31, 2007 or the six months ended June 30, 2008.

		Weighted
Stock option activity is as follows:	Number	Average
	of Options	Exercise Price

Balance outstanding at December 31, 2006	4,444,818	$2.97
(4,444,818 options exercisable at weighted average exercise price of $2.97)

Granted	0
Exercised	0
Balance outstanding at December 31, 2007 and June 30, 2008	4,444,818	$2.97

Warrants
During the year ended December 31, 2005 the Company granted warrants with rights to purchase 43,283 shares of its common stock with a strike price of $0.84 cents per share. These warrants have terms of five years and the exercise prices for these warrants are to be the share prices applicable in the next Company Financing after February 2005 as a result of the proposed Reverse Merger. The warrants will expire in 2010. The Company valued these warrants, using the Black-Scholes option pricing model, at December 31, 2006 and 2005, at $15,562 and $15,562, respectively, and included this liability in other accrued expenses and other liabilities. There were no warrants granted in fiscal 2007 or the six months ended June 30, 2008.

These warrants were granted as financing costs related to notes payable agreements with two shareholders and one non-shareholder. The warrants are accounted for as financing costs which were capitalized and amortized over the five-year life of the debt. Total amortization expense for the three months ended June 30, 2008 and 2007 were $0 and $1,813, respectively. Total amortization expense for the six months ended June 30, 2008 and 2007 were $0 and $5,438, respectively.

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

Rent expense for the three months ended June, 2008 and 2007 amounted to $37,500 and $22,192, respectively. Rent expense for the six months ended June, 2008 and 2007 amounted to $49,500 and $57,764, respectively.

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

14.	Subsequent Events

On July 30, 2008, the Company signed a definitive purchase agreement to acquire 100% of the common stock of Exclusive Events S.A., a privately held corporation based in Geneva, Switzerland that provides Formula One racecar experiences to its customers, in a cash and stock transaction with an aggregate base value of approximately $1,612,000, with $1,128,000 in cash and $484,000 in shares of the Company’s common stock, with the number of such shares to be determined by dividing this amount by the average closing price of the Company’s common stock for thirty days prior to the closing of the transaction. In addition, if Exclusive Events meets certain financial performance criteria for fiscal years 2008 and 2009, additional payments totaling $1,612,000, subject to certain conditions and adjustments, will be due, with $484,000 in cash and $1,128,000 in shares of the Company’s common stock, with the number of shares to be determined by dividing the amount due by the average closing price of the Company’s common stock for thirty days prior to the computation of the performance bonus. The transaction, subject to customary conditions and approvals and the Company’s ability to fund the cash portion of the purchase price, is expected to close on or before December 15, 2008.

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

Description of Business

Overview

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 (the “Merger Agreement”) by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in PSEI becoming a wholly owned subsidiary of Feris and is the surviving entity for accounting purposes (“Reverse Merger”).

Subsequent to this Reverse Merger, Feris’ corporate name was changed to Stratus Media Group, Inc. (“The Company”). PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, PSEI acquired the business of Stratus Rewards (“Stratus”) in August 2005, a credit card rewards program that uses the Visa card platform. Stratus is a private lifestyle club offering a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise. The sponsoring bank that ran the program when the Company acquired Stratus stopped processing new members and sending the Company statements in November 2007 and provided notice in March 2008 that it was discontinuing the program. While several cardmembers are continuing to use their cards with the sponsor bank, the Stratus Rewards program is currently inactive and the Company has not recorded revenues since November 2007. The Company is actively seeking a new sponsoring bank to restart the program in the fourth quarter of this year, but there can be no assurances that it will be able to do so.

PSEI is located in Los Angeles and was formed as a California corporation in November 1998. PSEI is a development stage company that owns or is targeting the acquisition of live entertainment companies in the following areas (“strategic verticals”): Action Sports, Auto Shows, College Sports, Concerts & Music Festivals, Food Entertainment, Diversified Media Marketing, Motor Sports, Running Events, Trade Shows & Expos, and Talent Management. Assuming PSEI is able to raise appropriate capital, PSEI intends to operate its current portfolio of live entertainment events, activate certain existing properties, operate Stratus Rewards and acquire and aggregate a global platform of live entertainment events.

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

Acquisitions in Process

Exclusive Events, S.A. - On July 30, 2008, the Company signed a definitive purchase agreement to acquire 100% of the common stock of Exclusive Events S.A., a privately held corporation based in Geneva, Switzerland that provides Formula One racecar experiences to its customers, in a cash and stock transaction with an aggregate base value of approximately $1,612,000, with $1,128,000 in cash and $484,000 in shares of the Company’s common stock, with the number of such shares to be determined by dividing this amount by the average closing price of the Company’s common stock for thirty days prior to the closing of the transaction. In addition, if Exclusive Events meets certain financial performance criteria for fiscal years 2008 and 2009, additional payments totaling $1,612,000, subject to certain conditions and adjustments, will be due, with $484,000 in cash and $1,128,000 in shares of the Company’s common stock, with the number of shares to be determined by dividing the amount due by the average closing price of the Company’s common stock for thirty days prior to the computation of the performance bonus. The transaction, subject to customary conditions and approvals and the Company’s ability to fund the cash portion of the transaction price, is expected to close on or before December 15, 2008.

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

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Revenues
Our revenues consist of event revenues from ticket sales, sponsorships, concessions and merchandise, which are recorded when the event occurs, and Stratus revenues from membership fees, fees on purchases and interest income earned on the redemption trust. Membership fees are amortized over the twelve month period and fees from purchases and interest income are recorded when they occur.

Revenues for the three months ended June 30, 2008 (“Current Period”) were $1,050, a decrease of $60,258, or 98%, from the $61,308 in revenues realized for the three months ended June 30, 2007 (“Prior Period”). There were no event revenues in the Current Period or the Prior Period. Stratus card revenues were $1,050 in the Current Period, a decrease of $60,258, or 98%, from the Prior Period. The sponsoring bank that ran the program when the Company acquired Stratus discontinued the program in November 2007. The Stratus Rewards program is currently inactive and the Company is actively seeking a new sponsoring bank to restart the program in the fourth quarter of this year. Revenues recognized in the Current Period reflect the amortization of membership fees received in the Prior Period.

Gross Profit

Our gross profit represents revenues less the cost of goods sold. Our event cost of goods sold consists of the costs renting the venue, structures at the venue, concessions, and temporary personnel hired for the event. Cost of goods sold for the Stratus program are nominal.

There was no cost of goods sold for either period, so the gross margins were 100% of revenues.

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

Overall operating expenses for the Current Period were $234,388, a decrease of $154,439, or 40%, from $388,827 in the Prior Period. General and administrative expenses of $161,841 decreased by $78,161, or 33%, from $240,002 in the Prior Period, related to lower staffing levels in the Current Period. Legal and professional services of $58,040 decreased by $76,152, or 57%, from $134,192 in the Prior Period, related to the deferral of the 2007 audit for Pro Sports & Entertainment, the predecessor company, to the third quarter of 2008. Depreciation and amortization remained relatively constant with $14,507 in the Current Period, compared with $14,633 in the Prior Period.

Other (Income)/Expense
Other income decreased by $8,447 in the Current Period to a net expense of $6,466 from a net income of $1,981 in the Prior Period,

Interest Expense
Our interest expense results from accruing interest on a court judgment, loans payable to shareholders, current portion of notes payable-related parties and notes payable.

Interest expense was $46,398 in the Current Period, an increase of $13,920, or 36%, from $40,925 in the Prior Period, primarily related to higher average debt levels in the Current Period.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Revenues
Our revenues consist of event revenues from ticket sales, sponsorships, concessions and merchandise, which are recorded when the event occurs, and Stratus revenues from membership fees, fees on purchases and interest income earned on the redemption trust. Membership fees are amortized over the twelve month period and fees from purchases and interest income are recorded when they occur.

Revenues for the six months ended June 30, 2008 (“Current Period”) were $40,189, a decrease of $73,472, or 65%, from the $113,661 in revenues realized for the six months ended June 30, 2007 (“Prior Period”). There were $33,606 in event revenues in the Current Period compared to $15,950 in the Prior Period. Stratus card revenues were $6,583 in the Current Period, a decrease of $91,128, or 94%, from the Prior Period. The sponsoring bank that ran the program when the Company acquired Stratus discontinued the program in November 2007. The Stratus Rewards program is currently inactive and the Company is actively seeking a new sponsoring bank to restart the program in the fourth quarter of this year. Revenues recognized in the Current Period reflect the amortization of membership fees received in the Prior Period.

Gross Profit

Our gross profit represents revenues less the cost of goods sold. Our event cost of goods sold consists of the costs renting the venue, structures at the venue, concessions, and temporary personnel hired for the event. Cost of goods sold for the Stratus program are nominal.

There was no cost of goods sold for Stratus in either period, and there was no Events cost of goods sold in the Current Period, compared with $2,138 in the Prior Period

Operating Expenses
Our selling, general and administrative expenses include personnel, rent, travel, office and other costs for selling and promoting events and running the administrative functions of the Company. Legal and professional services are paid to outside attorneys and accountants and are broken out separately given the size of these expenses relative to selling, general and administrative expenses.

Overall operating expenses for the Current Period were $509,600, a decrease of $321,557, or 39%, from $831,157 in the Prior Period. General and administrative expenses of $305,586 decreased by $92,550, or 23%, from $398,136 in the Prior Period, related to lower staffing and activity levels in the Current Period. Legal and professional services of $175,000 decreased by $228,881, or 57%, from $403,881 in the Prior Period, related to the deferral of the 2007 audit for Pro Sports & Entertainment, the predecessor company, to the third quarter of 2008. Depreciation and amortization remained relatively constant with $29,014 in the Current Period, compared with $29,140 in the Prior Period.

Other (Income)/Expense
Other income increased by $334,655 from $32,932 in the Prior Period to $367,587 in the Current Period to a net expense of $6,466 from a net income of $1,981 in the Prior Period, largely related to the dismissal of a court case in March 2008 for which a $365,579 reserve had been established on the balance sheet. This reserve was reversed, with the offset going to other income.

Interest Expense
Our interest expense results from accruing interest on a court judgment, loans payable to shareholders, current portion of notes payable-related parties and notes payable.

Interest expense was $93,143 in the Current Period, an increase of $16,223, or 21%, from $76,920 in the Prior Period, primarily related to higher average debt levels in the Current Period.

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

During the three months ended June 30, 2008, we sold 29,850 shares to an investor for $25,000. The Company is actively pursuing equity capital and is targeting an initial raise of $2 million to $5 million. The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses. Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all. If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

At June 30, 2008, our principal sources of liquidity consist of cash and cash equivalents, advances of funds from officers and the issuance of equity securities. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products. At June 30, 2008, our cash and cash equivalents were $16,297, and we had negative working capital of $6,244,013. At June 30, 2008, we had $7,478,680 in debt obligations and $215,000 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30:

	June 30
	2008	2007

Operating activities	$(305,726)	$(247,680)
Investing activities	-	-
Financing activities	321,827	247,680
Total change	$16,101	$-

Operating Activities
Operating cash flows for the six months ended June 30, 2008 reflects our net loss of $220,129, offset by changes in working capital of $56,583 and non-cash items (depreciation and amortization) of $29,014. The change in working capital is primarily related to reversing a $365,579 reserve for a legal action that was dismissed, offset by increases in deferred salary, accrued interest and other accrued expenses.

Operating cash flows for the three months ended June 30, 2007 reflects our net loss of $763,622, offset by changes in working capital of $486,802 and non-cash items (depreciation and amortization) of $29,140. The change in working capital is primarily related to increases in accounts payable, deferred salary, accrued interest and other accrued expenses.

Investing Activities
Capital constraints resulted in no cash used in investing activities during either period.

Financing Activities
During the six months ended June 30, 2008 and 2007, we received cash proceeds of $405,000 and $200,000, respectively, from the sale of stock. In May of 2008, we used $68,041 to extinguish a line of credit with Wells Fargo.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2008. These officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.  Management believes there is non-compliance with controls that affects the integrity and timeliness of the Company’s financial statements and the Company has used extensive review following the closing date of the financial statements to compensate. The Company intends to continue to evaluate its disclosure controls and procedures, and make needed improvements.

(b)	Changes in internal controls.

There have been no changes made in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In connection with a settlement agreement, on or about May 27, 2005, a legal judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event, in the amount of $482,126. In addition, this judgment specified that the Company must pay interest of $39,664. The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs. As of June 30, 2008, the Company has recorded the $482,126 amount of the judgment plus accrued interest of $136,775, for a total liability of $618,901. On July 31, 2008, PSEI Management and Core Tour have agreed to a settlement whereby PSEI will retain all rights of the Core Tour in exchange for payment of $482,126 in cash by December 31, 2008 and $148,000 in Common Stock issued on July 31, 2008, or approximately 74,000 shares.

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

During the six months ended June 30, 2008 and 2007 the Company raised $405,000 through the issuance of 483,578 shares of common stock and $200,000 through the issuance of 119,401 shares of common stock, respectively, and 4,631,351 shares were issued to retire a convertible note. There were no commissions paid on the sale of common stock for cash.

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