Form 10-Q
period 2008-09-30
Stratus Media Group, Inc
filed 2008-11-19
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-24477

STRATUS MEDIA GROUP, INC.

(Exact name of Registrant as specified in its charter)

Nevada	#86-0776876
(State of Incorporation)	(I.R.S. Employer Identification No.)

8439 West Sunset Boulevard, West Hollywood, CA 90069
(Address of principal executive offices)

(323) 656-2222
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," “accelerated filer,” and “smaller reporting company: in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (Do not check if smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2008: 55,268,654.

STRATUS MEDIA GROUP, INC.
FORM 10-Q
SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION ITEM I — FINANCIAL STATEMENTS
STRATUS MEDIA GROUP, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007*

ASSETS

Current assets
Cash	$2,743	$196
Restricted cash	162,855	162,855
Receivables	10,165	-
Deposits and prepaid expenses	35,861	15,320
Inventory	9,482	9,482
Total current assets	221,106	187,853

Property and equipment, net	4,205	12,913
Intangible assets, net	4,394,941	4,428,998
Goodwill	2,073,345	2,073,345
Total assets	$6,693,597	$6,703,109

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$464,056	$622,411
Deferred salary	1,725,512	1,545,512
Accrued interest	833,081	695,557
Accrued expenses - legal judgment	-	365,579
Other accrued expenses and other liabilities	949,353	608,219
Line of credit	-	68,041
Loans payable to shareholders	978,958	1,013,750
Current portion of notes payable - related parties	90,000	90,000
Notes payable	315,000	315,000
Event acquisition liabilities	1,153,760	1,153,760
Deferred revenue	-	6,917
Redemption fund reserve	124,293	124,293
Total current liabilities	6,634,013	6,609,039

Non-current liabilities
Non-current portion of notes payable - related parties	1,000,000	1,000,000
Total liabilities	7,634,013	7,609,039

Commitments and contingencies

Shareholders' deficit
Common stock, $0.001 par value: 200,000,000 shares authorized 55,268,654 and 49,046,280 shares issued and outstanding, respectively	55,268	49,046
Additional paid-in capital	10,444,532	9,840,255
Stock subscription receivable	(150,000)	-
Accumulated deficit	(11,290,216)	(10,795,231)
Total shareholders' deficit	(940,416)	(905,930)

Total liabilities and shareholders' deficit	$6,693,597	$6,703,109

* The balance sheet as of December 31, 2007 has not been audited or reviewed by the Company’s registered independent public accounting firm.

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net revenues
Event revenues	$-	$123,759	$33,606	$139,709
Stratus revenues	-	49,511	6,583	147,222
Total revenues	-	173,270	40,189	286,931

Cost of goods sold
Event cost of goods sold	-	53,742	25,162	55,880
Stratus cost of goods sold	-	-	-	-
Total cost of goods sold	-	53,742	25,162	55,880

Gross profit	-	119,528	15,027	231,051

Operating expenses
General and administrative	143,705	197,590	449,291	595,726
Legal and professional services	130,749	57,200	305,749	461,081
Depreciation and amortization	13,751	14,507	42,765	43,647
Total operating expenses	288,205	269,297	797,805	1,100,454

Loss from operations	(288,205)	(149,769)	(782,778)	(869,403)

Other (income)/expenses
Other (income)/expense	(65,133)	258,652	(432,720)	225,720
Interest expense	46,284	40,334	139,427	117,254
Total other (income)/expenses	(18,849)	298,986	(293,293)	342,974

Net loss	$(269,356)	$(448,755)	$(489,485)	$(1,212,377)

Basic and diluted earnings per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted-average common shares	55,199,868	48,788,382	53,483,244	48,778,382

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(489,485)	$(1,212,377)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,765	43,647
Accretion of warrants liability	-	(7,250)
(Increase) / decrease in:
Receivables	(10,165)	12,778
Deposits and prepaid expenses	(20,541)	2,595
Increase / (decrease) in:
Accounts payable	(158,355)	274,373
Deferred salary	180,000	180,000
Accrued interest	137,524	122,669
Accrued expenses - legal judgment	(365,579)	-
Other accrued expenses and other liabilities	341,133	162,266
Deferred revenue	(6,917)	(81,731)
Net cash used in operating activities	(349,620)	(503,030)

Cash flows from financing activities:
Proceeds/(payments) from bank overdraft	-	(66,980)
Proceeds/(payments) of line of credit	(68,041)	(1,040)
Proceeds/(payments) - loans payable to shareholders	(34,792)	115,645
Proceeds from notes payable-related parties (current)	-	110,000
Proceeds from issuance of common stock for cash	455,000	350,000
Net cash provided by financing activities	352,167	507,625

Net change in cash and cash equivalents	2,547	4,595

Cash and cash equivalents, beginning of period	196	-

Cash and cash equivalents, end of period	$2,743	$4,595

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

1. Business

Business

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and is the surviving entity for accounting purposes (“Reverse Merger”).

Subsequent to this Reverse Merger, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”). PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, PSEI acquired the business of Stratus Rewards, LLC (“Stratus”) in August 2005. Stratus is a credit card rewards program that uses the Visa card platform that offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise. The sponsoring bank that ran the program when the Company acquired Stratus stopped processing new members and sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program. While several cardmembers are continuing to use their cards with the sponsor bank, the Stratus Rewards program is currently inactive and the Company has not recorded new revenues since October 2007. The Company is actively seeking a new sponsoring bank to restart the program, but there can be no assurances that it will be able to do so.

Management's Plan of Operations

The Company has suffered losses from operations and currently lacks liquidity to meet its current obligations.  The Company had net losses for the nine months ended September 30, 2008 and 2007 of $489,485 and $1,212,377, respectively. As of September 30, 2008, the Company had negative working capital of $6,412,907 and cumulative losses of $11,290,216. Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the three months ended September 30, 2008, the Company raised $50,000 in capital through the issuance of common stock. The Company is actively seeking additional capital and has engaged an established investment banker to obtain additional capital. However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result if the Company be unable to continue as a going concern.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the financial statements for the most recent fiscal year 2006 for PSEI have been omitted.  PSEI has not completed its audit for the year ending December 31, 2007 and the Company has not filed an amended Report on Form 10-K to show audited results for that year. The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Report on Form 8-K filed on March 14, 2008 that included audited results for the year ended December 31, 2006 and unaudited results for the ten months ended October 31, 2007.

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

Net Loss per Share
Basic and dilutive loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's stock options and warrants are dilutive. For the three and nine months ended September 30, 2008, no potentially dilutive shares have been excluded from diluted loss per share since the options and warrants are out of the money and thus antidilutive.

3. Litigation

In connection with a settlement agreement on May 27, 2005, a legal judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event, in the amount of $482,126. In addition, this judgment specified that the Company must pay interest of $39,664. The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs. As of September 30, 2008, the Company has recorded the $482,126 amount of the judgment plus accrued interest of $160,880, for a total liability of $643,006. On July 31, 2008, PSEI Management and Core Tour have agreed to a settlement whereby PSEI will retain all rights of the Core Tour events in exchange for payment of $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock that were valued on July 31, 2008 at $148,000. As of the date of this report, these shares have not been issued and the related expense has not been recorded given the contingencies for closing and that the $148,000 in expense for the shares will be more than offset by the writeoff of accrued interest of $160,880 that will be recognized upon closing.

In March 2008, a court case was dismissed for which a $365,579 reserve had been established on the balance sheet. This reserve was reversed, with the offset going to other income.

On August 18, 2008 two judgments totaling approximately $70,805 were entered against PSEI related to wage claims for two former employees. This amount was taken as an expense in the three months ended September 30, 2008.

In March 2008, U.S. Bancorp, the former bank processor for the Stratus Rewards credit card, filed an in rem petition, without proper notice to the Company, in the Fourth Judicial District Court in Hennepin County, Minnesota, seeking to declare that the Company was in violation of two Card Agreements, which govern the overall Stratus program, and two Trust Agreements, which govern the Trust Account to fund redemptions for the Stratus Program, by virtue of the Company’s acquisition of the Stratus Rewards program in August 2005. At a hearing in this proceeding conducted in June, again without proper notice to the Company, U.S. Bancorp asked the Court to authorize the disbursement of funds in the Company’s Trust Account at U.S. Bancorp as proposed by U.S. Bancorp without regard to the express terms of the Trust Agreements. Shortly after that hearing, the Company contacted U.S. Bancorp and secured the agreement of U.S. Bancorp to schedule a new hearing with proper notice. In September 2008, the Company filed a counter-petition with the same court, asking that the disputes under the Card Agreement and Trust Agreement be separated, and that the approximately $180,000 to $190,000 remaining in the Trust Account be returned to the Company per the terms of the Trust Agreement, less any applicable offsets. This counter-petition also denied jurisdiction of the Minnesota court given that both the Trust and the Card Agreements specifically are governed by New York State laws and the Card Agreements specify venue in New York. In October 2008, a scheduling hearing was held in the Minnesota Court, resulting in a case management order setting a hearing for February 2009. The Trust Account is currently carried on the Company’s balance sheet at $162,855 and, based on the representation of U.S. Bancorp that the gross amount of the Trust Account is in excess of that amount, the Company did not book any change in the Trust Account during the nine months ended September 30, 2008, but will evaluate whether any adjustment is necessary following the February 2009 case management hearing.

4. Acquisition of Stratus Rewards

In accordance with the Asset Purchase Agreement dated August 15, 2005, by and between PSEI and Stratus, PSEI acquired the business of Stratus, a credit card rewards program.

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

The sponsoring bank that ran the program when the Company acquired Stratus stopped processing new members and sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program. While several cardmembers are continuing to use their cards with the sponsor bank, the Stratus Rewards program is currently inactive and the Company has not recorded new revenues since October 2007. The Company is actively seeking a new sponsoring bank to restart the program, but there can be no assurances that it will be able to do so. Despite this inactive status, the Company believes that the brand and value of the business remains intact and will increase in value with the addition of a new sponsoring bank. Accordingly, the Company has not recorded any impairment of the carrying value on its financial statements.

5. Goodwill and intangible assets

The following sets forth the intangible assets of the Company as of December 31, 2007 and September 30, 2008:

	September 30,	December 31,
	2008	2007
Intangible Assets
Events
- Long Beach Marathon	$300,000	$300,000
- Millrose Games	61,233	61,233
- Concours on Rodeo	600,000	600,000
- Santa Barbara Concours d'Elegance	243,000	243,000
- Cour Tour/Action Sports Tour	1,067,069	1,067,069
- Freedom Bowl	344,232	344,232
- Maui Music Festival	725,805	725,805
- Athlete Management	15,000	15,000
- Snow & Ski Tour	255,000	255,000
Total - Events	3,611,339	3,611,339

Stratus Rewards
- Purchased Licensed Technology, net of
Accum. Amort. of $109,598 and $83,641	236,502	262,459
- Membership List, net of accum.
amort. of $34,200 and $26,100	73,800	81,900
- Corporate Partner List	23,300	23,300
- Corporate Membership	450,000	450,000
Total - Stratus Rewards	783,602	817,659
Total Intangible Assets	$4,394,941	$4,428,998

In accordance with SFAS No. 142, the Company’s goodwill and intangible assets, other than the purchased licensed technology and the membership list for Stratus, are considered to have indefinite lives and are therefore no longer amortized, but rather are subject to annual impairment tests. The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record an impairment if warranted by adverse changes in facts and circumstances. The Company owns the rights to a number of live entertainment events.  Based on a valuation dated December 11, 2006 by The Mentor Group, Inc., an independent valuation consultant, the value of these event properties was $45,700,000 at December 31, 2005. To monitor for impairment, the Company updates this valuation by the Mentor Group and compares the valuation to the amount carried on the balance sheet. The Company determined that it did not have any impairment of goodwill or intangible assets at December 31, 2007 or September 30, 2008, and thus did not recognize any impairment expense in the periods then ended. The purchased licensed technology and membership list are being amortized over their estimated useful life of 10 years. For the year ended December 31, 2007 and the nine months ended September 30, 2008, amortization expense was $45,410 and $34,058, respectively.

6. Loans payable to shareholders

The Loans Payable to Shareholders represents a loan from the Company’s President and amounted to the following at December 31, 2007 and September 30, 2008:

	September 30,	December 31,
	2008	2007
Loans payable to shareholders, due on demand, with an interest rate of 9.5%	$978,958	$1,013,750

Interest expense on loans to shareholders for the three months ended September 30, 2008 and 2007 was $23,649 and $22,514, respectively, and interest expense on loans to shareholders for the nine months ended September 30, 2008 and 2007 was $71,142 and $68,364, respectively.

7. Notes payable to related parties

Notes Payable to Related Parties at December 31, 2007 and September 30, 2008 consisted of the following:

		September 30,	December 31,
		2008	2007

-	Note payable to shareholder (unsecured), dated	$70,000	$70,000
	January 14, 2005, with maturity date of May 14, 2005.
	The principal amount and accrued interest were payable
	on May 14, 2005, plus interest at 10% per annum. This
	note is currently in default.

-	Note payable to shareholder (unsecured), dated	10,000	10,000
	February 1, 2005, with maturity date of June 1, 2005.
	The principal amount and accrued interest were payable
	on June 1, 2005, plus interest at 10% per annum. This
	note is currently in default.

-	Note payable to shareholder (unsecured), dated	10,000	10,000
	February 5, 2005, with maturity date of June 5, 2005.
	The principal amount and accrued interest were payable
	on June 5, 2005, plus interest at 10% per annum. This
	note is currently in default.

-	Note payable to shareholder related to purchase of	1,000,000	1,000,000
	of Stratus. The note is payable in eight quarterly equal
	payments over a 24 month period, with the first payment
	due upon completion of the first post-public merger
	funding, with such funding to be at a minimum amount
	of $3,000,000.

	Total	1,090,000	1,090,000
	Less: current portion	90,000	90,000
	Long-term portion	$1,000,000	$1,000,000

The future obligations under these Notes Payable to Related Parties were as follows at September 30, 2008:

Twelve Months Ending
September 30,
2009	$90,000
2010	$500,000
2011	$500,000
$1,090,000

For the three months ended September 30, 2008 and 2007, the Company incurred interest expense on these Notes Payable to Related Parties of $2,250 and $2,250, respectively, and for nine months ended September 30, 2008 and 2007 interest expense on these Notes were $6,750 and $6,750.

8. Notes payable

The Note Payable at December 31, 2007 and September 30, 2008 consisted of the following:

	September 30,	December 31,
	2008	2007

- Note payable to non-shareholder (unsecured),	$125,000	$125,000
date January 19, 2005 with maturity date of
May 19, 2005. The principal amount and accrued
interest were payable June 1, 2005, plus interest
at 10% per annum. This note is currently in default.

- Note payable to a shareholder (unsecured)	180,000	180,000
$100,000 made in August 2008 and $80,000
made in November 2008. Payable on demand
and bears interest at 10% per annum.

- Note payable to non-shareholder	10,000	10,000
(unsecured). Payable on demand and
does not bear interest

Total	$315,000	$315,000

For the three months ended September 30, 2008 and 2007, the Company incurred interest expense on these Notes Payable of $4,700 and $1,625, respectively, and for the nine months ended September 30, 2008 and 2007 interest expense on these Notes was $14,100 and $2,025, respectively.

9. Event acquisition liabilities

The following sets forth the liabilities, in relation to the acquisition of events (refer to Note 6), assumed by the Company as of December 31, 2007 and September 30, 2008:

	September 30,	December 31,
	2008	2007

- Concours on Rodeo	$430,043	$430,043
- Core Tour/Action Sports Tour	483,717	483,717
- Snow & Ski Tour	240,000	240,000
	$1,153,760	$1,153,760

10. Redemption fund reserve

The redemption fund reserve records the liabilities related to the Company’s obligations to pay for the redemption of rewards from the Stratus credit card rewards program.

11. Related party transaction

From prior to fiscal year 2006 through the present, the Company has rented office space owned by the Chairman, President and Chief Executive Officer of the Company. The total rent expense accrued by the Company in the three months ended September 30, 2008 and 2007 was $12,000 and $12,000, respectively, and for the nine months ended September 30, 2008 and 2007 this rent expense was $24,000 and $24,000, respectively. The Company believes that such rents are at or below prevailing market rates and is continuing to rent this space.

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

During the three months ended September 30, 2008 and 2007 the Company raised $50,000 and $150,000, respectively, through the issuance of 59,701 and 179,100 shares of common stock, respectively. During the nine months ended September 30, 2008 and 2007, the Company raised $455,000 and $350,000, respectively, through the issuance of 543,270 and 417,901 shares, respectively. As of September 30, 2008, there were stock subscriptions receivable from two investors totalling $150,000 for the purchase of 179,103 shares. During the three months ended March 31, 2008, 4,631,351 shares were issued to retire a convertible note.

Stock Options

There were no stock options granted during the fiscal year ended December 31, 2007 or the nine months ended September 30, 2008.

		Weighted
	Number	Average
Stock option activity is as follows:	of Options	Exercise Price

Balance outstanding at December 31, 2006	4,444,818	$2.97
(4,444,818 options exercisable at weighted average exercise price of $2.97)

Granted	0
Exercised	0
Balance outstanding at December 31, 2007
and September 30, 2008	4,444,818	$2.97

Warrants
During the year ended December 31, 2005, the Company granted warrants with rights to purchase 43,283 shares of its common stock with a strike price of $0.84 cents per share. These warrants have terms of five years and the exercise prices for these warrants are to be the share prices applicable in the next Company Financing after February 2005 as a result of the Reverse Merger. The warrants will expire in 2010. The Company valued these warrants, using the Black-Scholes option pricing model, at December 31, 2006 and 2005, at $15,562 and $15,562, respectively, and included this liability in other accrued expenses and other liabilities. There were no warrants granted in fiscal 2007 or the nine months ended September 30, 2008.

These warrants were granted as financing costs related to notes payable agreements with two shareholders and one non-shareholder. The warrants are accounted for as financing costs which were capitalized and amortized over the five-year life of the debt. Total amortization expense for the three months ended September 30, 2008 and 2007 were $0 and $1,813, respectively. Total amortization expense for the nine months ended September 30, 2008 and 2007 were $0 and $7,250, respectively.

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

Rent expense for the three months ended September, 2008 and 2007 amounted to $37,500 and $22,192, respectively. Rent expense for the nine months ended September, 2008 and 2007 amounted to $49,500 and $57,764, respectively.

Effective April 1, 2008, the Company entered into a lease for office space in West Hollywood, California with a security deposit of $34,200 at a monthly rate of $8,500 from April 1, 2008 to October 31, 2008, and a monthly rent of $11,400 per month from November 1, 2008 until the end of the lease at June 30, 2010.

On April 21, 2008, the Company agreed to purchase the tangible and intangible assets of Nouveau Model Talent Management, Inc. (“Nouveau”), a modeling and talent management agency, for 500,000 shares of Company common stock, of which 166,667 shares will be issued at the time of closing, 166,667 shares will be issued one year from closing and the remaining 166,666 shares will be issued two years from closing. The closing of this transaction requires that Nouveau obtain an audit of its 2006 and 2007 financial statements and a review of its financial statements for the three months ended March 31, 2008. To date, Nouveau has not obtained this audit and review and the transaction has not closed.

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

In connection with a settlement agreement on May 27, 2005, a legal judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event, in the amount of $482,126. In addition, this judgment specified that the Company must pay interest of $39,664. The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs. As of September 30, 2008, the Company has recorded the $482,126 amount of the judgment plus accrued interest of $160,880, for a total liability of $643,006. On July 31, 2008, PSEI Management and Core Tour have agreed to a settlement whereby PSEI will retain all rights of the Core Tour events in exchange for payment of $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock that were valued on July 31, 2008 at $148,000. As of the date of this report, these shares have not been issued and the related expense has not been recorded given the contingencies for closing and that the $148,000 in expense for the shares will be more than offset by the writeoff of accrued interest of $160,880 that will be recognized upon closing.

14. Subsequent Events

On October 13, 2008, the Company received notice that HollyRod Foundation, a California non-profit corporation, had filed a lawsuit in the Superior Court of California, County of Los Angeles, seeking to collect $100,000 of sponsorship fees related to the Company’s sponsorship of a function held by HollyRod in Phoenix Arizona in January 2008 related to the Super Bowl. The initial case management review and conference is scheduled for January 2009. The Company believes that the case presented by HollyRod is without merit and that HollyRod failed to perform on several required actions in the sponsorship agreement.  The Company intends to oppose this action and believes it will prevail, but there can be no assurance that it will do so.  The Company has not taken a charge in the nine months ended September 30, 2008 for this action and will reassess whether a charge should be taken after the January 2009 hearing.

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

Description of Business

Overview

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and is the surviving entity for accounting purposes (“Reverse Merger”).

Subsequent to this Reverse Merger, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”). PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, PSEI acquired the business of Stratus Rewards, LLC (“Stratus”) in August 2005. Stratus is a credit card rewards program that uses the Visa card platform that offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise. The sponsoring bank that ran the program when the Company acquired Stratus stopped processing new members and sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program. While several cardmembers are continuing to use their cards with the sponsor bank, the Stratus Rewards program is currently inactive and the Company has not recorded new revenues since October 2007. The Company is actively seeking a new sponsoring bank to restart the program, but there can be no assurances that it will be able to do so.

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

The business plan of PSEI is to own and operate 100% of all event revenue rights and derive its revenue primarily from ticket and admission sales, corporate sponsorship, television, print, radio, on-line and broadcast rights fees, merchandising, and hospitality activities. With additional funding, the objective of management is to build a profitable business by implementing an aggressive acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth. The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues. The Company intends to promote the Stratus Rewards card and its events together, obtaining maximum cross marketing benefit among card members, corporate sponsors and PSEI events.

Strategy

PSEI is a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated or being divested by larger companies with the plan to aggregate them into one large leading live entertainment company. The strategy is to purchase these events for approximately four to six times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events, with the expectation that the combined EBITDA of the Company from these events will receive a much higher valuation multiple in the public markets.

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

Results of Operations for the Three Months Ended September 30, 2008 and 2007

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

Revenues for the three months ended September 30, 2008 (“Current Period”) were $0, a decrease of $173,270, or 100%, from the $173,270 in revenues realized for the three months ended September 30, 2007 (“Prior Period”). There were no event revenues in the Current Period and there were $123,759 of event revenues in the Prior Period. This decrease was related to revenues from an auto show held in the Prior Period that did not occur in the Current Period. Stratus card revenues were $0 in the Current Period, a decrease of $49,511, or 100%, from the Prior Period. The sponsoring bank that ran the program when the Company acquired Stratus stopped providing the Company with statements in October 2007 and formally discontinued the program in March 2008. The Stratus Rewards program is currently inactive and the Company is actively seeking a new sponsoring bank to restart the program.

Gross Profit

Our gross profit represents revenues less the cost of goods sold. Our event cost of goods sold consists of the costs renting the venue, structures at the venue, concessions, and temporary personnel hired for the event.

Cost of goods sold for the Stratus program are nominal, so the gross margin for the Prior Period was $49,511, or 100% of revenues. There was $53,742 of event cost of goods sold for the Prior Period, resulting in, so the gross margins for events of $70,017, or 56.6% of revenues.

Operating Expenses

Our selling, general and administrative expenses include personnel, rent, travel, office and other costs for selling and promoting events and running the administrative functions of the Company. Legal and professional services are paid to outside attorneys, auditors and consultants are broken out separately given the size of these expenses relative to selling, general and administrative expenses.

Overall operating expenses for the Current Period were $288,205, an increase of $18,908, or 7%, from $269,297 in the Prior Period. General and administrative expenses of $143,705 decreased by $53,885, or 27%, from $197,590 in the Prior Period, related to lower staffing levels in the Current Period. Legal and professional services of $130,749 increased by $73,549, or 129%, from $57,200 in the Prior Period, primarily related to payments to an outside consultant to prepare the Company’s SEC reports in the Current Period, with no corresponding expense in the Prior Period. Depreciation and amortization remained relatively constant with $13,751 in the Current Period, compared with $14,507 in the Prior Period.

Other (Income)/Expense

Other expenses decreased by $323,785, or 125%, in the Current Period to a net gain of $65,133 in the Current Period from a net expense of $258,652 in the Prior Period. The Prior Period included $242,929 of accounting expense adjustments related to the effective closure of the Stratus program in that quarter and the Current Period included $70,805 of accruals for the judgment against PSEI related to two former employees, offset by a gain of $172,651 related to adjusting payables for outside legal and accounting services down to invoiced amounts as of September 30, 2008.

Interest Expense

Our interest expense results from accruing interest on a court judgment, loans payable to shareholders, current portion of notes payable-related parties and notes payable.

Interest expense was $46,284 in the Current Period, an increase of $5,950, or 15%, from $40,334 in the Prior Period, primarily related to higher average debt levels in the Current Period.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

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

Revenues for the nine months ended September 30, 2008 (“Current Period”) were $40,189, a decrease of $246,742, or 86%, from the $286,931 in revenues realized for the nine months ended September 30, 2007 (“Prior Period”). There were $33,606 in event revenues in the Current Period compared to $139,709 in the Prior Period. This decrease was related to revenues from an auto show held in the Prior Period that did not occur in the Current Period. Stratus card revenues were $6,583 in the Current Period, a decrease of $140,639, or 96%, from $147,222 in the Prior Period. The sponsoring bank that ran the program when the Company acquired Stratus stopped providing the Company with statements in October 2007 and formally discontinued the program in March 2008. The Stratus Rewards program is currently inactive and the Company is actively seeking a new sponsoring bank to restart the program.

Gross Profit

Our gross profit represents revenues less the cost of goods sold. Our event cost of goods sold consists of the costs renting the venue, structures at the venue, concessions, and temporary personnel hired for the event. Cost of goods sold for the Stratus program are nominal.

There were no revenues or cost of goods sold in the Current Period. There was no cost of goods sold for Stratus in the Prior Period, resulting in gross margins of $147,222, or 100% of revenues. Event cost of goods sold was $55,880 in the Prior period, resulting in gross margins of $83,829, or 60% of revenues.

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

Overall operating expenses for the Current Period were $797,805, a decrease of $302,649, or 28%, from $1,100,454 in the Prior Period. General and administrative expenses of $449,291 in the Current Period decreased by $146,435, or 25%, from $595,726 in the Prior Period, related to lower staffing and activity levels in the Current Period. Legal and professional services of $305,749 in the Current Period decreased by $155,332, or 34%, from $461,081 in the Prior Period, related to the deferral of the 2007 audit for Pro Sports & Entertainment, the predecessor company, and the accrual of expenses for both the 2007 and 2008 audit during 2008. Depreciation and amortization remained relatively constant with $42,765 in the Current Period, compared with $43,647 in the Prior Period.

Other (Income)/Expense

Other income in the Current Period was $432,720, an increase of $658,440, or 292%, from a net expense in the Prior Period of $225,720, largely related to the dismissal of a court case in March 2008 for which a $365,579 reserve had been established on the balance sheet. This reserve was reversed, with the offset going to other income. In addition, the Current Period included $70,805 of accruals for the judgment against PSEI related to two former employees, offset by a gain of $172,651 related to adjusting payables for outside legal and accounting services down to invoiced amounts as of September 30, 2008.

Interest Expense

Our interest expense results from accruing interest on a court judgment, loans payable to shareholders, current portion of notes payable-related parties and notes payable.

Interest expense was $139,427 in the Current Period, an increase of $22,173, or 19%, from $117,254 in the Prior Period, primarily related to higher average debt levels in the Current Period.

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

During the three months ended September 30, 2008, we sold 59,701 shares to an investor for $50,000. The Company is actively pursuing equity capital and has engaged an established investment banker to raise up to $20 million in additional capital. The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses. Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all. If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

At September 30, 2008, our principal sources of liquidity consist of cash and cash equivalents, advances of funds from officers, increases in accounts payable and accrued expenses, and the issuance of equity securities. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products. At September 30, 2008, our cash and cash equivalents were $2,743, and we had negative working capital of $6,412,907. At September 30, 2008, we had $2,383,958 in debt obligations (comprised of $978,958 loan to shareholder, $1,090,000 notes payable to related parties and $315,000 in notes payable), all of which is due upon demand, and $215,000 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30:

	September 30
	2008	2007

Operating activities	$(349,620)	$(503,030)
Investing activities	-	-
Financing activities	352,167	507,625
Total change	$2,547	$4,595

Operating Activities

Operating cash flows for the nine months ended September 30, 2008 reflects our net loss of $489,485, offset by changes in working capital of $97,100 and non-cash items (depreciation and amortization) of $42,765. The change in working capital is primarily related to reversing a $365,579 reserve for a legal action that was dismissed, offset by increases in deferred salary, accrued interest and other accrued expenses.

Operating cash flows for the nine months ended September 30, 2007 reflects our net loss of $1,212,377, offset by changes in working capital of $665,700 and non-cash items (depreciation and amortization) of $43,647. The change in working capital is primarily related to increases in accounts payable, deferred salary, accrued interest and other accrued expenses.

Investing Activities

Capital constraints resulted in no cash used in investing activities during either period.

Financing Activities

During the nine months ended September 30, 2008 and 2007, we received cash proceeds of $455,000 and $350,000, respectively, from the sale of stock. In May of 2008, we used $68,041 to extinguish a line of credit with Wells Fargo.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008. These officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.  Management believes there is non-compliance with controls that affects the integrity and timeliness of the Company’s financial statements and the Company has used extensive review following the closing date of the financial statements to compensate. The Company intends to continue to evaluate its disclosure controls and procedures, and make needed improvements.

(b)	Changes in internal controls.

There have been no changes made in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In connection with a settlement agreement, on or about May 27, 2005, a legal judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event, in the amount of $482,126. In addition, this judgment specified that the Company must pay interest of $39,664. The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs. As of September 30, 2008, the Company has recorded the $482,126 amount of the judgment plus accrued interest of $160,880, for a total liability of $643,006. On July 31, 2008, PSEI Management and Core Tour have agreed to a settlement whereby PSEI will retain all rights of the Core Tour events in exchange for payment of $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock that were valued on July 31, 2008 at $148,000. As of the date of this report, these shares has not been issued and the related expense has not been recorded given the contingencies for closing and that the $148,000 in expense for the shares will be more than offset by the writeoff of accrued interest of $160,880 that will be recognized upon closing.

In March 2008, a court case was dismissed for which a $365,579 reserve had been established on the balance sheet. This reserve was reversed, with the offset going to other income.

On August 18, 2008 two judgments totaling approximately $70,805 were entered against PSEI related to wage claims for two former employees. This amount was taken as an expense in the three months ended September 30, 2008.

In March 2008, U.S. Bancorp, the former bank processor for the Stratus Rewards credit card, filed an in rem petition, without proper notice to the Company, in the Fourth Judicial District Court in Hennepin County, Minnesota, seeking to declare that the Company was in violation of two Card Agreements, which govern the overall Stratus program, and two Trust Agreements, which govern the Trust Account to fund redemptions for the Stratus Program, by virtue of the Company’s acquisition of the Stratus Rewards program in August 2005. At a hearing in this proceeding conducted in June, again without proper notice to the Company, U.S. Bancorp asked the Court to authorize the disbursement of funds in the Company’s Trust Account at U.S. Bancorp as proposed by U.S. Bancorp without regard to the express terms of the Trust Agreements. Shortly after that hearing, the Company contacted U.S. Bancorp and secured the agreement of U.S. Bancorp to schedule a new hearing with proper notice. In September 2008, the Company filed a counter-petition with the same court, asking that the disputes under the Card Agreement and Trust Agreement be separated, and that the approximately $180,000 to $190,000 remaining in the Trust Account be returned to the Company per the terms of the Trust Agreement, less any applicable offsets. This counter-petition also denied jurisdiction of the Minnesota court given that both the Trust and the Card Agreements specifically are governed by New York State laws and the Card Agreements specify venue in New York. In October 2008, a scheduling hearing was held in the Minnesota Court, resulting in a case management order setting a hearing for February 2009. The Trust Account is currently carried on the Company’s balance sheet at $162,855 and, based on the representation of U.S. Bancorp that the gross amount of the Trust Account is in excess of that amount, the Company did not book any change in the Trust Account during the nine months ended September 30, 2008, but will evaluate whether any adjustment is necessary following the February 2009 case management hearing.

On October 13, 2008, the Company received notice that HollyRod Foundation, a California non-profit corporation, had filed a lawsuit in the Superior Court of California, County of Los Angeles, seeking to collect $100,000 of sponsorship fees related to the Company’s sponsorship of a function held by HollyRod in Phoenix Arizona in January 2008 related to the Super Bowl. The initial case management review and conference is scheduled for January 2009. The Company believes that the case presented by HollyRod is without merit and that HollyRod failed to perform on several required actions in the sponsorship agreement.  The Company intends to oppose this action and believes it will prevail, but there can be no assurance that it will do so.  The Company has not taken a charge in the nine months ended September 30, 2008 for this action and will reassess whether a charge should be taken after the January 2009 hearing.

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

During the three months ended September 30, 2008 and 2007 the Company raised $50,000 and $150,000, respectively, through the issuance of 59,701 and 179,100 shares of common stock, respectively, and during the nine months ended September 30, 2008 and 2007, the Company raised $455,000 and $350,000, respectively, through the issuance of 543,270 and 417,901 shares, respectively. During the three months ended March 31, 2008, 4,631,351 shares were issued to retire a convertible note.

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
Date: November 19, 2008