Form 10-Q/A
period 2008-10-31
Stratus Media Group, Inc
filed 2008-11-20
CIK 1053691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number: 0-14278

STRATUS MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	#86-0776876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8439 West Sunset Boulevard, West Hollywood, CA	90069
(Address of principal executive offices)	(Zip Code)

(323) 656-2222
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2008
Common Stock, $0.001 par value per share	55,268,654 shares

STRATUS MEDIA GROUP, INC.

FORM 10-Q/A
Amendment No. 1

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to revise Item 6. EXHIBITS — Exhibit No. 31.2 Certification by the acting Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Exhibit No. 32.2 Certification by the acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on Form 10-Q for the quarter ended October 31, 2008 that was filed on November 19, 2008 (“the Report”) to correct the inadvertent incorrect name listed under Acting Chief Financial Officer from Paul Feller to John Moynahan. This amendment to the Report does not alter any part of the content of the Report, except for the changes in the name of Acting Chief Financial Officer. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

STRATUS MEDIA GROUP, INC.

FORM 10-Q/A
Amendment No. 1

For the Quarter Ended October 31, 2008

INDEX

Exhibit 31.2

CERTIFICATIONS OF ACTING CFO PURSUANT TO RULE 13a-14(a) or RULE 15d-14(a)

I, John Moynahan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Stratus Media Group, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge the financial statements, and other financial information included in this report, are fairly presented in all material respects the financial condition, results of operations and cash flows of the smaller reporting company as of, and for, the periods presented in this report;

4.
The smaller reporting company’s other certifying officer(s) is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the smaller reporting company. In the performance of my duties as a consultant, I have:

a.
Determined that disclosure controls and procedures need to be strengthened to ensure that material information relating to the small business issuer, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared.  We have reviewed all relevant transactions for the period being reported and are satisfied that the reports presented herein are materially correct as presented;

b.
Reviewed transactions during the periods presented to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We intend to design such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting;

c.
Evaluated the effectiveness of the smaller reporting company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the smaller reporting company’s internal control over financial reporting that occurred during the smaller reporting company’s most recent fiscal quarter (the smaller reporting company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the smaller reporting company’s internal control over financial reporting; and

5.
To the best of my knowledge, the smaller reporting company’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the smaller reporting company’s auditors and the audit committee of the smaller reporting company’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the smaller reporting company’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the smaller reporting company’s internal control over financial reporting.

Date: November 19, 2008

/s/ John Moynahan

Name: John Moynahan

Title: Acting Chief Financial Officer

Exhibit 32.2

CERTIFICATION OF ACTING CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. § 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned acting chief financial officer (consultant) to Stratus Media Group, Inc. (the “Company”) hereby certifies, to the best of my limited knowledge as a consultant that:

 (1) This Report on Form 10-Q for the three and nine months ended September 30, 2008 (“Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 19, 2008

/s/ John Moynahan

Name: John Moynahan

Title: Acting Chief Financial Officer

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stratus Media Group, Inc.

Date: November 19, 2008	By:	/S/ Paul Feller
Paul Feller
Chief Executive Officer; (duly authorized officer)