Form 10-K
period 2008-12-31
Stratus Media Group, Inc
filed 2009-04-15
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-24477

STRATUS MEDIA GROUP, INC.

(Exact name of Registrant as specified in its charter)

Nevada	#86-0776876

(State of Incorporation)	(I.R.S. Employer Identification No.)

8439 West Sunset Boulevard, West Hollywood, CA 90069
(Address of principal executive offices)

(323) 656-2222
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock par value $0.001	Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2008 was $61,549,700 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of common stock outstanding at April 13, 2009 was 57,673,427 shares.

STRATUS MEDIA GROUP, INC.
FORM 10-K
DECEMBER 31, 2008

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  We attempt, whenever possible, to identify these forward- looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “estimates,” “believes,” “should,” “projects,” or “continue,” or the negative of those words and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements.  These statements may relate to, but are not limited to, expectations of future operating results or financial performance, acquisitions,, plans for growth and future operations, as well as assumptions relating to the foregoing.

These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements.  These factors include those set forth in the following discussion and within Item 1A “Risk Factors” of this Annual Report on Form 10-K and elsewhere within this report.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.  You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.  Except as required by applicable law, including the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended.

PART I

Item 1.   BUSINESS

Overview

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and is the surviving entity for accounting purposes (“Reverse Merger”).  In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Stratus” or “Company”).  The Company is based in Los Angeles, California and remains a Nevada corporation.

PSEI, a California corporation, was organized in November 1998 and specializes in sports and entertainment events that it owns, and intends to operate, manage, market and sell in national markets. In addition, Stratus acquired the business of Stratus Rewards, LLC (“Stratus Rewards”) in August 2005.  Stratus Rewards is a credit card rewards marketing program that uses the Visa card platform that offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.

The business plan of Stratus is to operate the Stratus Rewards program and to own and realize 100% of all available event revenue rights from tickets/admissions, corporate sponsorship, television, print, radio, Internet, merchandising, and hospitality. With additional funding, the objective of management is to build a profitable business by implementing an aggressive acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth. The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues. The Company intends to promote the Stratus Rewards card and its events together, obtaining maximum cross marketing benefit among card members, corporate sponsors and Stratus events.

Strategy

Stratus is based on a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated, or being divested by larger companies, with the plan to aggregate them into one large leading live entertainment company. The strategy is to purchase these events for at a target vazlue of 4-6 times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events with the expectation that the combined EBITDA of the Company from these events will receive a higher valuation multiple in the public markets.

Contingent on the availability of capital, Stratus is targeting acquisitions of event properties. The goal is to aggressively build-up a critical mass of events, venues and companies that allow for numerous cross-event synergies. Specifically:

•
On the expense side, to share sales, financial and operations resources across multiple events, creating economies of scale, increasing the Company’s purchasing power, eliminating duplicative costs, and bringing standardized operating and financial procedures to all events, thus increasing the margins of all events.

•
On the revenue side, to present to advertisers and corporate sponsors a diverse menu of demographics and programming that allows sponsors “one stop shopping” rather than having to deal with each event on its own.

With these core operational synergies and subject to available capital, Stratus intends to (1) expand its acquisition strategy of additional live sports and entertainment events and companies, (2) combine existing and future events to serve targeted demographic markets, and (3) cross-promote the Stratus Rewards Visa card with these events to enhance the results of the card and event businesses.

The business plan of Stratus is to provide integrated event management, television programming, marketing, talent representation and consulting services in the sports and other live entertainment industries which may involve:

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

For example, subject to available capital, Stratus is targeting the acquisition of several music festivals by the end of 2010, with the goal of combining them with its current music festival events. Through these acquisitions, the Company plans to utilize core competencies in the areas of promotion, operations, marketing, sales and distribution. The objective is to afford Stratus better negotiating leverage with cost centers such as advertising, marketing, venue and talent costs on a regional, national and international scale. Additionally, by offering advertisers access to other Stratus’s properties, the Company hopes to create greater value for the advertisers by offering other key demographic target markets to the client and creating greater value, more impression and a higher cost point for less risk.

Event Properties

The following is the Company’s current portfolio of event properties (pursuant to which Stratus has rights to the names and/or contract rights to operate). Most of the properties have never been activated by the Company (such as the college football bowl games), require the payment of additional amounts to complete the acquisitions (such as the Core Tour alternative sports events) or have not generated revenues in the last two years and require reactivation (such as auto shows and music festivals).

College Sports Events

Freedom Bowl College Bowl Game acquired in October 1998 by Stratus. Played for the first time in 1984 at Anaheim Stadium, the Freedom Bowl was for years one of the “big” bowl games, hosting top teams from UCLA, USC, Washington, Colorado, Brigham Young and Arizona State. In 1996 this event became inactive and has not operated since then.  Stratus is seeking certification from the NCAA to conduct this event after 2010. Stratus intends to host this event at a major venue for potentially 60,000 or more attendees with attendant television rights.

Seattle Bowl College Bowl Game was assumed by Stratus in 2004 and was operated in 2001 and 2002, was discontinued in 2003 and has not been operated since then.  Stratus is seeking certification from the NCAA to conduct this event after 2010.

Stratus is reviewing the opportunity to acquire an additional college bowl game and combine the three bowls into a series in which common cost centers will be shared and believes that increased sponsorship interest and revenue will result by expanding benefits to all three events. Stratus intends to seek major sponsors for a long-term multi-million title naming sponsorship, providing recurring revenues for multiple years. Implementation will depend on obtaining necessary capital and NCAA certifications.

Action Sports Events

Core Tour Action Sports & Music Festival - The Company entered into a contract to acquire its assets in October 2003. In connection with a settlement agreement on May 27, 2005, a legal judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event, in the amount of $482,126, plus accrued interest.  The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs.  To complete the acquisition, the Company is required to make payment of the balance of $482,126 in cash.  In the three months ended December 31, 2008, the Company issued 102,840 shares of common stock valued at $163,516 to pay the owners of Core Tour accrued interest on this amount of $172,993. As conducted prior to 2004, the event is a summer series of “extreme sports” events and concerts which visit multiple cities including Los Angeles, New York and Chicago. The festival has involves competitions in BMX dirt motorcycle jumping, in-line skating, mountain boarding and skateboarding. A concert series runs in conjunction with the events that features music targeted at the intended market. Past events have resulted in an audience size of approximately 30,000 per day over three days and included major television coverage of the events.  Subject to sufficient capital, Stratus intends to expand this series of events to 4 summer events and 4 winter events for a total of 8 events. The winter events are planned to include snowboarding, skiing and snowmobile racing events.  None of these events have been operated since 2004.

Auto Show Events

Santa Barbara Concours d’ Elegance - acquired all of the assets in October 1998 from Crane School, after twenty years of operations. This event was last run in 2007.  This is one of the oldest vintage automobile shows in the USA and in the past has drawn audiences of 40,000 or more per day over a four-day period. Anticipated to be held in October of this year, the show is planned to move from its old location at the Sandpiper golf course in Santa Barbara to the Santa Barbara International Polo Club and Fields, to increase audience and revenue opportunities. This event will compliment the ten city tour of Concours d’ Elegance events. Stratus is adding additional elements to this event which include a vintage and modern Italian auto show, American classics auto show, fashion show, music festival, wine festival, charity gala and auction, auto acution, and a road rally visiting top Central Coast wineries and points of interest.

The Beverly Hills Concours d’ Elegance - acquired in June 2004 and last operated in August 2007. The Beverly Hills Concours historically has drawn over 65,000 spectators. In order to allow for ticket revenue and restricted access, Stratus is moving from the Rodeo Drive location used in the past to the Playboy Mansion and UCLA. Past exhibitors at the show have included car enthusiasts such as Jay Leno, Tim Allen and Nicolas Cage. Past corporate sponsors have included Daimler Chrysler, Rolex, Lladro, Ferrari, Brooks Brothers, Meguires, Geary’s of Beverly Hills and Grundy.

Contingent on available capital, Stratus has taken over at no cost or intends to establish by 2010, an additional 22 auto shows and intends to combine the 29 auto shows into a national series in which common cost centers will be shared. Stratus believes that increased sponsorship interest and revenue will result from this combination. Stratus is currently seeking series and individual event sponsors for a sponsorship and, with sufficient capital, intends to run a number of these events in 2009 and 2010.

Concert and Music Festivals

Maui Music Festival - Acquired in October 2003, this three-day event features jazz and alternative rock performers from around the world.  Past events have attracted 3,000 to 5,000 tourists and locals each day. Stratus plans to expand the event to a 5-day format with expos, merchandising opportunities and new music genres, including rhythm and blues and soft rock.   This event has not been operated since 2002.

Core Tour Music Festival - This will be part of the Core Tour Action Sports acquisition, if and when acquired, and is intended to feature music that caters to the younger demographic (the same group to which the events are targeted). Stratus intends to expand the series to operate in part with the action sports series and with additional tour stops that operate separately.  These events have not been operated since 2004.

Contingent on available capital, Stratus intends to establish or is taking over at no cost four additional music festivals that include the Santa Barbara Music Festival, the Santa Barbara Jazz Festival, the Napa Jazz Festival and the Maui Jazz Festival. Subject to available capital, Stratus is targeting other key music festival acquisitions and believes that increased sponsorship interest and revenue will result. Stratus intends to expand the ticket, merchandising, concessions and sponsorship revenues by creating a series of events and key geographic locations, and by providing a venue for emerging talent to showcase, at little to no talent fee cost to Stratus, and by leveraging the booking of talent among a larger number of performances to reduce the cost per event.   To date, these events have not been conducted.

Talent Management

Pro Sports Talent Management - acquired in November 2000 from a Stratus executive, in the past this effort has represented over 100 professional and retired athletes and has held non-exclusive agreements to represent appearances, corporate endorsements and player contracts to such highly recognized names as Muhammad Ali, Kareem Abdul-Jabbar and Joe Namath.

Stratus’s talent representation activities are planned to consist of athletes, entertainers and models principally with representation in contract and endorsement negotiations. Stratus expects to receive a percentage of monies earned by an athlete client, of approximately 4% of a player’s sports contract and approximately from 15% to 25% of related endorsement contracts. We expect that modeling clients will pay to Stratus 33% of a photo shoot or runway contract, 10% of film, television and commercial revenues, and 33% of endorsement contracts. Revenue from these sources is dependent upon a number of variables, many of which are outside Stratus’s control, including a player’s model’s skill, health, and public appeal. Principal operating expenses include salaries, wages and travel and entertainment expenses Agent representation can be a lucrative business.  Stratus has not actively represented athletes since in the past five years.

Affiliate Lifestyle Marketing

Stratus Rewards VISA - acquired in August 2005, Stratus Rewards is a lifestyle management and entertainment club, credit card and rewards system marketed as the “White Card for Visa,” similar to the Black Card for American Express. The program was created expressly to support and enhance the affluent lifestyle. The program was designed to offer private jet travel, premium access to  exclusive events and personal services to an affluent or near-affluent individual or business owner who seeks card-card usage rewards not found elsewhere.

The sponsoring bank that operated the back-end banking requirements for the Stratus program when the Company acquired Stratus,  discontinued providing the Company with financial statements in October 2007 and formally discontinued the program in March 2008.  The Stratus Rewards program is currently inactive and the Company is seeking a new sponsoring bank to restart the program.  Stratus is seeking to obtain a sponsoring bank and to expand the program in 2009 and 2010 so that the Stratus Rewards VISA White Card may be offered to clients in Europe, Canada, U.K. and Asia, in addition to the United States.

OPERATIONS

GENERAL

Subject to raising sufficient capital, the Company’s operations will consist primarily of (a) live sports events, (b) music concerts, (c) specialized live entertainment events, (d) other proprietary and non-proprietary entertainment events, and (e) media platform marketing through its Stratus Rewards Visa program. Subject to obtaining sufficient capital, the Company and the acquired businesses also intend to engage in other activities ancillary to its live entertainment businesses.

Seasonality

The Company’s event operations and revenues are expected to be largely seasonal in nature, with generally higher revenue generated in the third and fourth quarters of the year. The musical concerts that the Company intends to promotes largely occur in the second and third quarters. To the extent that the Company’s entertainment marketing and consulting relate to musical concerts, they also predominantly generate revenues in the second and third quarters. Therefore, the seasonality of the Company’s business causes (and, upon consummation of the intended Acquisitions) will likely probably continue to cause a significant variation in the Company’s quarterly operating results. These variations in sales could have a material adverse effect on the timing of the Company’s cash flows and, therefore, on its ability to service its obligations with respect to its indebtedness. However, the Company believes that this variation can be somewhat offset with the acquisition of events that are typically non-summer seasonal businesses.

Overview of the Live Entertainment Industry

With annual attendance at sporting events in the U.S. exceeding 470 million people, the sports business is estimated to generate $214 billion annually, which is greater than the U.S. automobile business. Combined with the $140 billion entertainment business, this represents a $354 billion market with tens of thousands of event properties available for acquisition. The industry is subject to recessionary pressures but has historically grown 5-10 percent annually with greater numbers of fans, higher television ratings, and increased corporate sponsorships.

The sports marketing industry has been historically fragmented, with local and regional entrepreneurs comprising the majority of the competitors. In the late 1990’s and early 2000’s, several companies launched consolidation efforts and one of the companies, SFX, was extremely successful in building a multi-million dollar company. Fourteen months after launching a $256M IPO, SFX was acquired by Clear Channel Communications for $4.4 billion. By 2000 there were three major companies — Clear Channel Communications (Owner of SFX), Interpublic Group (Owner of Octagon and Magna Global Entertainment), and International Management Group (IMG).

In recent years, these companies (known as “the Big 3”) have begun divesting significant portions of their live sports and entertainment holdings for several reasons, detailed below in the “Competition” section.

For the marketing segment of the industry that Stratus intends to participate in,, the addressable market is estimated at $63 billion, divided as follows:

•
Sponsorships - $14 billion ~ represents sponsorships of leagues, teams, broadcasts and events. Sponsorships are high margin, and have enjoyed robust growth until the economic disruptions in late 2008. Sports receive 67 percent of all sponsorship dollars, with entertainment receiving nine percent and festivals receiving nine percent.

•
Event Entrance & Spending - $30 billion ~ includes ticket sales of $14 billion; concessions, parking, on-site merchandise sales of $12 billion; and premium seating revenue of $4 billion. Spectator spending in these categories grew an average 18% between 2005 and 2006.

•	Endorsements - $2 billion

•	Media Broadcast Rights - $12 billion ~ includes the four major professional leagues (football, baseball, basketball, hockey), NASCAR, and College Sports.

•
Professional Services — $15 billion ~ includes facility and event management at $7 billion; financial, legal and insurance services at $6 billion; marketing and consulting services at $2 billion; athlete representation at $385 million

Initially Targeted Events

Subject to the availability of sufficient capital, Stratus has targeted specific niches in the live sports and entertainment markets for its initial growth. These targets are expected to provide a combination of growth potential and reliable revenue streams.

Action Sports Industry ~ The action sports industry has expanded, evolved and contracted in the past ten years.  The sports superstars admired by youth come not only from traditional sports, but from skateboarding, snowboarding, motorcycles and bikes. Currently dominated by the X-Games and now the Action Sports Tour promoted by NBC and Clear Channel, these events have elevated these non-traditional sports to new levels.

Running Events Industry ~ Marathons (26.2 miles) dominate road running sports, but there is a growing market for shorter runs. Half-marathons (13.1 miles), 10 kilometer (6.2 miles) and 5 kilometer (3.1 miles) races actually draw more participants and can generate participation revenues equal to all but the major marathons. Until recently, these shorter events have not been marketed to create larger sponsorship and advertising interest. Only now are shorter races offering the merchandising, as well as the hospitality events and amenities associated with full marathons. Sponsors are beginning to recognize these opportunities. Revenues for these events could dramatically improve with aggressive marketing and event design.

Concert and Music Festival Industry ~ The concert and music festival industry consists primarily of regional promoters focused generally in major metropolitan markets. According to Amusement Business, industry gross box office receipts for North American concert tours totaled over $6 billion in 2007, compared to $1.1 billion in 1997, representing a compounded annual growth rate of approximately 21%. Stratus believes that increases in ticket sales during the last several years are in part due to the increasing popularity of outdoor venues and amphitheaters as live entertainment venues, as well as an increasing number of tours that attract older audiences who did not previously attend musical concerts.

The music festival industry consists primarily of regional promoters focused in a single geographic area. Many live event experiences are created with unique accents that are targeted at specific audiences through activity or location on an annual basis. Stratus believes there is significant opportunity in developing these music events that are unique in nature and held in desirable locations. For example, Stratus’s multiple music festivals, if and when activated, will provide a destination event and location that can capture fans on a national basis. Costs can be reduced through consolidating travel expenses including hotels, ground and air transportation and government travel subsidies. These travel packages and the desirable locations will allow for a premium ticket price driven by top name acts that can combine performance with a vacation at a reduced fee.

Additionally, Stratus intends to use television and broadcast media to extend the reach of each event well beyond the festival itself Stratus believes that the music industry has not realized the full benefits of tour sponsorships. Stratus expects to change this opportunity by providing the methods by which sponsors can receive greater advantage of musical acts.

College Sports Industry ~ The Company believes that the NCAA’s limitation of new bowl games makes the established,bowl games that exist more valuable. This situation could improve if a playoff system is instituted in the existing bowl structure.

Motor Sports Industry ~ Specialized motor sports events make up a growing segment of the live entertainment industry. This growth has resulted from additional demand in existing markets and new demand in markets where new arenas and stadiums have been built. The increasing popularity of specialized motor sports over the last several years has coincided with, and, in part, been due to, the increased popularity of other professional motor sports events, such as professional auto racing, including NASCAR, Grand AM and Indy/IRL Car Racing. A number of specialized motor sports events are televised on several of the major television networks and are also shown on television in markets outside of the United States.

In general, most markets host one to four motor sports events each year, with larger markets hosting more performances. Stadiums and arenas typically work with producers and promoters to manage the scheduling of events to maximize their respective revenues. The cost of producing and promoting a typical single stadium event ranges from $300,000 to $600,000, and the cost of producing and presenting a typical single arena event ranges from $50,000 to $150,000. Typically, third parties create and finance monster trucks, demolition derbies, thrill acts, air shows and other motor sports concepts and events. They may perform in an individual event or in an entire season of events. As in other motor sports, corporate sponsorships and television exposure are important financial components that contribute to the success of a single event or season of events.

Automobile shows and races draw an affluent demographic, and while participant fees, ticket and merchandise sales can be significant, the main revenue sources are from sponsors, advertisers, and hospitality events. Shows tend to be regional in nature, and within the region only a limited number of shows can be profitably operated. Four shows dominate the western USA; they are independently operated but could offer an opportunity if consolidated and marketed with synergies in mind. Additionally, auto shows integrated well with lifestyle sports, such as golf and tennis, and a coordinated program could enhance the combined event revenues.

Talent Representation Industry ~ Agenting involves the negotiation of employment contracts and the creation and evaluation of endorsement, promotional and other business opportunities, for the client. Agenting can be a lucrative business with high average margins. A provider in this industry may also provide ancillary services, such as financial advisory or management services to its clients in the course of the representation. By acquiring agent firms, Stratus can be in the position to add known names to its events, thereby increasing ticket sales, sponsorships and advertising.

Trade Shows/Expos Industry ~ U.S. trade shows generated $4.8 billion in revenue in 2007, with high margins and low capital expenditures. Trade shows and expos, such as health or auto shows, can be a natural complement to Stratus’s major events. By creating “cookie cutter” trade shows and expos that run concurrent with major anchor events, Stratus expects to gain maximum synergy from its event properties.

COMPETITION

The live sports and entertainment industry has been historically fragmented, with local and regional entrepreneurs comprising the majority of the companies. In the late 1990s, several companies launched consolidation efforts and one of the companies, most notably SFX.   By the early 2000’s three major companies — Clear Channel Communications (Owner of SFX), Interpublic Group (Owner of Octagon, Magna Global Entertainment), and International Management Group (IMG) had established dominant positions which comprised an estimated 60-70 percent of industry revenues. These companies (known as “the Big 3”) have begun divesting some of their live sports and entertainment holdings for several reasons:

1.	The capital markets have demanded that the parent companies focus on core competencies.
2.	The companies face capital shortfalls and view the sports units as easy divestments.
3.	The parent companies have not successfully integrated the sports units.

4.	A larger-than-life owner passed on and the family is reorganizing (IMG).
5.	There are potential conflicts between advertising division and event sales division.

Stratus believes that its acquisition strategy is fundamentally different from, and can be more profitable, than the strategies used by the “Big 3” in the past. For example, SFX sought total vertical integration, from ownership of the venue to negotiating a player’s salary. This required the company to manage the venues, which tend to run on low seven to eight percent margins. Stratus’s sole focus is on owning the event content and talent rights that generate high margins and are in increasing demand in the Experience Economy.

In addition to the “Big 3” there are a number of second-tier sports marketing groups. One or more of these groups may be attempting acquisition strategies that are similar to Stratus’s, though the Company is unaware of any such efforts. The principal second-tier sports marketing groups are:

•	Velocity Sports & Entertainment
•	Vulcan Ventures
•	Anschutz Entertainment Group

Although there are several live entertainment companies that are significantly larger than Stratus, management believes that Stratus can implement its strategy in its targeted verticals. Additionally, several of these companies are evaluating their strategic direction and may decide to sell parts of their sports portfolios, creating acquisition opportunities for Stratus.

The majority of the remaining live sports and entertainment events are owned and operated by smaller organizations and individuals. This industry remains fragmented and Stratus believes it is prime for consolidation.

Item 1A.    RISK FACTORS

You should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks or uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below.

RISKS RELATING TO OUR BUSINESS

Our Company is in early stages of development, which increases the risk of investments in our common stock

The Company is currently in the early stages of development, and is planning on bringing its staffing, infrastructure and marketing programs to an operational level, subject to available capital.  Funding is needed to pay liabilities, reestablish operations, establish the business concept within current markets and to extend the business into new revenue generating markets through acquisitions.

We have incurred substantial losses, have not established business operations, and have received a “going concern” qualification from our auditors, which indicates that there are substantial risks in the Company establishing profitable operations and that the Company will need capital to continue as a going concern.

As noted in the opinion of our independent financial auditors, “The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has negative cash flow from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.”  For the years 2008 and 2007, the Company incurred net losses of $1,093,267 and $2,600,457. In addition, the Company had accumulated deficits of $13,607,367 and $12,508,600 as of December 31, 2008 and December 31, 2007, and had negative working capital of, $3,638,863 and $6,421,186 as of December 31, 2008 and 2007.  During 2009, the Company expects to raise capital and initiate the operation of events and the Stratus Rewards program.  However, until such time as operations are established with positive cash flows, the Company will require capital to continue as a going concern.

The implementation of the Company’s business plan will require additional financing. Additional funds will be required to complete acquisitions and integrate them into the Company. Based on market conditions at the time, the Company may be unable to obtain sufficient additional financing on favorable terms, or at all. If it raises additional funds by selling its equity securities, the relative ownership of its existing investors will be diluted or the new investors could obtain terms more favorable than those of its existing investors. If it raises additional funds through debt financing, it could incur significant borrowing costs as well as face the possibility of default of the Company if it is unable to repay the financing. If it cannot obtain sufficient financing, it may have to delay, reduce or eliminate its marketing and promotion campaign, which could significantly limit its revenues.

In addition to needing capital for basic operations, our strategy calls for expansion by acquisition, which will require additional capital.

While the Company has identified several promising acquisition targets and expects to be able to secure financing and complete these acquisitions, there can be no assurances that it will be able to do so. While the Company intends that the value added by acquisitions will more than offset the dilution created by the issuance of shares for acquisitions, there can be no assurance that this offset will occur. Additional financing for future acquisitions may be unavailable and, depending on the terms of the proposed acquisitions, financings may be restricted by the terms of credit agreements and privately placed debt securities contained in the financing. Any debt financing would require payments of principal and interest and would adversely impact the Company’s cash flow. Furthermore, future acquisitions may result in charges to operations relating to losses related to the acquired events, interest expense, or the write down of goodwill, thereby increasing the Company’s losses or reducing or eliminating its earnings, if any.

Our strategy of expansion by acquisitions has inherent risks.

Although management believes that pursuing the Company’s acquisition strategy is in the best interests of the Company, such strategy involves substantial expenditures and risks on the part of the Company. There can be no assurance that acquisitions will be completed successfully or, if completed, will yield the expected benefits to the Company, or will not materially and adversely affect the Company’s business, financial condition or results of operations. There can be no assurance that the value attributed by the market to acquisitions will offset the dilution created by the issuance of additional shares. Furthermore, consummation of the intended acquisitions could result in charges to operations relating to losses from the acquired events, interest expense, or the write down of goodwill, which would increase the Company’s losses or reduce or eliminate its earnings, if any. As a result of the foregoing, there can be no assurance as to when the intended acquisitions will be consummated or that they will be consummated. Furthermore, the results of the intended acquisitions may fail to conform to the assumptions of management. Therefore, in analyzing the information contained in this document, stockholders should consider that the intended acquisitions may not be consummated at all.

While acquisition agreements generally provide for indemnification from the seller for a limited period of time with respect to certain matters, some sellers may not be willing to provide indemnification, or may limit the scope of indemnification or that other material matters not identified in the due diligence process will subsequently be identified or that matters heretofore identified will prove to be more significant than currently expected and it is possible that the provider of the indemnification may be unwilling or unable to provide such indemnification. Future acquisitions by the Company could result in (a) potentially dilutive issuances of equity securities, (b) the incurrence of substantial additional indebtedness and/or (c) incurrence of expenses for interest, operating losses and the write down of goodwill and other intangible assets, any or all of which could materially and adversely affect the Company’s business, financial condition and results of operations. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. In the event that such acquisitions were to occur, there can be no assurance that the Company’s business, financial condition and results of operations would not be materially and adversely affected.

Our events have not been run on an annual basis since 2004 and need to be reestablished.

In 2004, the Company realized $2,554,600 of revenues from events.  There were no revenues from events in 2006 and the total revenues from events in 2005, 2007 and 2008 was $252,741, which was derived from smaller-scale, standalone events rather than recurring annual events of a larger scale anticipated in our business plan.  The Company has intends to reestablish those events with sufficient critical mass to afford economies of scale in operations. While the Company believes that the nature of the event business allows for events to be readily reestablished and that it has the experience and management expertise to re-establish those events, there can be no assurance that such events will be successfully reestablished. The Company believes that it has full ownership of these events and related intellectual property, but there can be no assurance that unknown or unforeseen claims will not arise after successful reestablishment of such events.

Our credit card operations have been dormant since October 2007 and we need to obtain a sponsoring bank to reestablish our Stratus Rewards Visa card program.

A contractual relationship with a sponsoring bank is necessary for the Company to conduct its Stratus Rewards operations. In October 2007, the Company ended its relationship with its sponsoring bank that was limited to U.S. operations and is negotiating a new relationship with a larger bank that can support international operations. While the Company believes that these negotiations will be successful and this contractual relationship will be established, there can be no assurance that this relationship will be established.

Our company depends on its only executive officer.

The Company depends on Paul Feller, Chairman and CEO of the Company, who is an at-will employee, and we do not have key-person life insurance policies on him. In order to achieve its business objectives, the Company must hire additional personnel to fill key managerial positions and provide them with compensation packages sufficient to retain their services. The Company’s future success will depend upon the ability of its executive officers to establish clear lines of responsibility and authority, to work effectively as a team and to gain the trust and confidence of its employees. The loss of the services of a key employee could seriously impair the Company’s ability to operate and improve its events portfolio, which could reduce its revenues. The Company must also identify, attract, train, motivate and retain other highly skilled, technical, managerial, merchandising, engineering, accounting, marketing and customer service personnel.

Live entertainment events are largely cash based and are conducted in remote locations.

Live entertainment events are conducted in numerous locations and often involve significant cash collections for tickets, concessions, merchandise, etc. The Company has developed and will continue to develop controls and procedures to control cash, to monitor cash proceeds, and to ensure that it is collected and deposited properly, however there can be no assurance that all cash proceeds at an event will be deposited properly into the Company accounts.

We have not paid dividends on our stock, nor do we plan to do so for the foreseeable future.

At the present time, the Company intends to reinvest any cash generated from operations into expansion of operations and does not intend to pay dividends. The Company will periodically evaluate the best means to bring value to shareholders and such evaluations could result in a continuation of this policy. Investors should look to the growth in value as the primary means of realizing a return on their investment and should not look to dividends for a return. There can be no assurance that the proposed operations of the Company will result in sufficient revenues to enable the Company to operate at profitable levels or to generate a positive cash flow. Any delay in the successful execution of the Company’s operations of or the acquisition and marketing strategies could delay the payment of dividends for an undetermined amount of time.

RISKS RELATING TO OUR MARKETS

The success of our events requires the availability of suitable athletes, artists and locations.

The Company’s ability to sell tickets (including subscriptions) is highly dependent on the availability of popular athletes, artists and events. There can be no assurance that popular athletes, artists and events will be available to the Company in the future, or will be available on terms acceptable to the Company. The lack of availability of these artists and productions could have a material adverse effect on the Company’s results of operations and financial condition. Because the Company will operate its live entertainment events under leasing or booking agreements with venues, its long-term success will depend upon its ability to renew these agreements upon their expiration or termination. There can be no assurance that the Company will be able to renew these agreements on acceptable terms or at all, or that it will be able to obtain attractive agreements with substitute venues.

Our industry is very competitive and most of our competitors are substantially larger than us and have better access to capital needed to successfully run events.

Competition in the live entertainment industry is intense, and competition is fragmented among a wide variety of entities. In addition, television, movies, internet and other non-live events compete for the time and attention for potential attendees for live events. The Company intends to compete on a local, regional and national basis with large venue owners and entertainment promoters for the hosting, booking, promoting and producing of live entertainment events. Moreover, the Company’s marketing and consulting operations will compete with advertising agencies and other marketing organizations. The Company will compete not only with other live entertainment events, including sporting events and theatrical presentations, but also with non-live forms of entertainment, such as television, radio and motion pictures. The Company’s competitors have substantially greater resources than the Company. Certain of the Company’s competitors may also operate on a less leveraged basis, and have greater operating and financial flexibility than the Company. In addition, many of these competitors have long standing relationships with performers, producers, and promoters and may offer other services that are not provided by the Company. There can be no assurance that the Company will be able to compete successfully in this market or against these competitors.

Our events business is dependent on obtaining local permits to conduct the events and our Stratus Rewards business operates in a very regulated environment.

The ability to conduct live entertainment events is subject to extensive local, state and federal governmental licensing, approval and permit requirements, including, among other things, approvals of state and local land-use and environmental authorities, building permits, zoning permits and liquor licenses. Significant acquisitions may also be subject to the requirements of the Hart-Scott-Rodino Act or other antitrust laws or regulations. Other types of licenses, approvals and permits from governmental or quasi-governmental agencies may also be required for other opportunities that the Company may pursue in the future, although the Company has no agreements or understandings with respect to these opportunities at this time. In addition, the Stratus credit card operates in a highly regulated and controlled market. The Company has used, and intends to use a large, established commercial bank to run its credit card processing and payments, but there can be no assurance that the Company may not be subject to current or future rules or regulations that could adversely affect its ability to operate the Stratus card in the manner intended or to achieve the results expected. There can be no assurance that the Company will be able to obtain the licenses, approvals and permits it may require from time to time in order to operate its business.

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

Our proprietary rights may not adequately protect our ability to operate events and the credit card operations.

The Company has purchased a number of events and the Stratus Rewards business and intends to acquire other events as well.  When an event is purchased, the Company acquires certain naming, venue and other intellectual property rights that are needed to conduct these events and card operations and prevent other parties from infringing on these events.  While the Company does an extensive check to verify these rights, there can be no assurance that such intellectual property rights will be sufficient to allow the Company to conduct such events.

Third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.

If intellectual property rights relating to past or future acquisitions are challenged by third parties, we could incur significant costs to defend such rights and/or we could be required to pay license fees to such third parties if they were to prevail in a legal challenge to such intellectual property rights.

RISKS RELATING TO OUR COMMON STOCK

The market for our common stock only recently developed and the price of our common stock may fluctuate substantially in the future.

From the Reverse Merger on March 14, 2008 until September 19, 2008, our stock was listed on The Pink Sheets LLC, a privately-owned company whose Electronic Quotation Service provides an Internet-based, real-time quotation service (“Pink Sheets”).  On September 19, 2008, our stock was approved for listing on the OTC Bulletin Board® (“Bulletin Board”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities that provides for improved liquidity and a larger potential shareholder base that those provided by the Pink Sheets.  On November 3, 2008, we had obtained the CUSIP numbers and market makers needed for our stock to actively begin trading on the Bulletin Board.  From March 14, 2008 to October 31, 2008, our common stock traded on 41 of the 182 trading days during this period and traded a total of 49,590 shares, or an average of 1,210 shares per day in which it was traded.  From November 1, 2008 to December 31, 2008, our stock traded on 40 out of 41 trading days during this period and a total of 2,831,850 shares were traded, for an average of 70,796 shares per day.

As a result of this increased trading activity from November 1, 2008 on, the stock price experienced higher fluctuations and such fluctuations may be expected in the future.  While we are looking to add more market making firms which will actively trade our stock and provide for more efficient pricing, there are currently between three to five market makers providing quotes on any given trading day.  This limited number of market makers could result in wide fluctuations in the price of our common stock.

If there are substantial sales of our common stock, our stock price could decline significantly.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline.  At the time of the Reverse Merger on March 14, 2008, 49,500,000 shares our Stratus common stock were issued to existing PSEI stockholders, in addition to the 5,500,000 shares held by existing Feris International shareholders.  Of the shares issued to PSEI stockholders, 24,077,086 were issued to our Chairman and CEO in exchange for his PSEI shares, leaving 25,422,914 shares issued to other existing PSEI stockholders and a total of 30,922,914 shares held by non-affiliates.  These shares issued or held at the time of the Reverse Merger have or will be eligible for resale under an exemption from registration under the revised Rule 144 requirements.  In addition, we issued 776,114 shares of common stock during 2008 that have, or will become, eligible for resale under an exemption from registration under the revised Rule 144 requirements.

If significant amounts of such shares of stock were sold, such sales could result in significant declines in our stock price.

If we fail to continue to meet all applicable continued listing requirements of the Over The Counter Bulletin Board Market and our common stock is delisted from this market, the market liquidity and market price of our common stock could decline significantly.

Our common stock is listed on the Bulletin Board.  Among other requirements to maintain such listing, we need to file our Quarterly Reports on Form 10Q and our Annual Report on Form 10K with the SEC in a timely manner.  We did not file our Quarterly Reports on Form 10Q on time for the periods ended March 31, 2008 and June 30, 2008, but did file our Quarterly Report on Form 10Q on time for the period ending September 30, 2008.  If we are late in filing our Annual Report on Form 10K for the period ending December 31, 2008 or if we are late with our Quarterly Reports on Form 10Q for the periods ending in 2009 and through the quarter ending June 30, 2010, we will be delisted from the Bulletin Board and will return to the Pink Sheets.  In the event that deslisting occurs because these SEC reports are filed late, we will need to file all periodic SEC reports in a timely manner for one year and meet other applicable listing criteria before becoming eligible again for Bulletin Board listing.

In the event our common stock returns to the Pink Sheets, the market for our common stock will be adversely affected and the market price for our common stock could decline significantly.

As of December 31, 2008, our Chairman and CEO, along with his father, collectively controlled approximately 45% of our outstanding common stock.

As of December 31, 2008, our Chairman and CEO, along with his father, together controlled approximately 45% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. You and other stockholders will have minimal influence over these actions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

THE FOREGOING IS A SUMMARY OF SOME OF THE MORE SIGNIFICANT RISKS RELATING TO INVESTMENT IN THE COMPANY. THE FOREGOING SHOULD NOT BE INTERPRETED AS A REPRESENTATION THAT THE MATTERS REFERRED TO HEREIN ARE THE ONLY RISKS INVOLVED IN THIS INVESTMENT, NEITHER THE REFERENCE TO THE RISKS INVOLVED IN THIS INVESTMENT, NOR THE REFERENCE TO THE RISKS HEREIN SHOULD BE DEEMED A REPRESENTATION THAT SUCH RISKS ARE OF EQUAL MAGNITUDE. PROSPECTIVE INVESTORS ARE URGED TO CONSULT THEIR OWN ADVISORS AS TO THE INVESTMENT AND ANY TAX CONSEQUENCES OF AN INVESTMENT IN THE COMPANY.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

Our corporate headquarters are currently located in West Hollywood, California, and we maintain an executive office in Santa Barbara, California.

•
we lease approximately 2,600 square feet of space in West Hollywood, California, which is used for our corporate headquarters, general administrative functions, and sales and marketing efforts at $8,500 a month from April 1, 2008 to October 31, 2008, and a monthly rent of $11,400 per month from November 1, 2008 until the end of the lease at June 30, 2010.  The Company is currently renegotiating this lease to reduce the amount of square footage and related rent payments.

•	we lease approximately 1,800 square feet of space in Santa Barbara, California, for executive use at $4,000 per month under a lease expiring December 31, 2010.

We believe that our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.   LEGAL PROCEEDINGS

In connection with a settlement agreement about May 27, 2005, a judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event, in the amount of $482,126 plus interest.  The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs.  As of December 31, 2008, the Company has recorded the $482,126 amount of the judgment.  On July 31, 2008, Stratus Management and Core Tour have agreed to a settlement whereby Stratus will retain all rights of the Core Tour events in exchange for payment of $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock as of that date, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.

On August 18, 2008 two judgments totaling $70,805 were entered against Stratus related to wage claims for two former employees.  This amount was taken as an expense in the three months ended September 30, 2008.

In or around October 2008, the Company was made aware by a third party that HollyRod Foundation (“HollyRod”), a California non-profit corporation, had filed a lawsuit in the Superior Court of California, County of Los Angeles, seeking to collect $100,000 of sponsorship fees related to the Company’s sponsorship of a function held by HollyRod in Phoenix Arizona in January 2008 related to the Super Bowl.  In February 2009, Hollyrod filed a motion for summary judgment with the court.  The Company believes the case presented by HollyRod is without merit and that HollyRod breached the agreement by failing to perform on nearly all required actions required of HollyRod in the sponsorship agreement.  The Company has notified HollyRod that the Company has not been properly served and, upon being properly served, the Company intends to vigorously defend this action and believes it will prevail, but there can be no assurance that it will do so.  The Company has not taken a charge in the twelve months ended December 31, 2008 for this action.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no issues submitted to a vote of security holders during the three months ended December 31, 2008.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Prior to the Reverse Merger on March 14, 2008, our stock was listed on The Pink Sheets LLC, a privately owned company whose Electronic Quotation Service provides an Internet-based, real-time quotation service (“Pink Sheets”).  From March 14, 2008 until September 19, 2008, our stock continued to be listed on the Pink Sheets   On September 19, 2008, our stock was approved for listing on the OTC Bulletin Board® (“Bulletin Board”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities that provides for improved liquidity and a larger potential shareholder base that those provided by the Pink Sheets.  On November 3, 2008, we had obtained the CUSIP numbers and market makers needed for our stock to actively begin trading on the Bulletin Board.

The following table sets forth the high and low prices of our common stock since the Reverse Merger on March 14, 2008 for each period indicated and are as reported by the Pink Sheets or Bulletin Board for the dates indicated above.

	2008
Fiscal Period	High	Low

First Quarter (From March 14, 2008 – Pink Sheets)	$1.90	$1.10

Second Quarter	$2.10	$1.50

Third Quarter (From September 19, 2008 – Bulletin Board)	$2.25	$1.50

Fourth Quarter	$2.00	$1.20

As of December 31, 2008, there were approximately 1,470 stockholders of record of our common stock. We derived the number of stockholders of record by reviewing the number of former PSEI stockholders as of December 31, 2008, and by reviewing the listing of Non-Objecting Beneficial Owners of our common stock as of December 31, 2008.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between March 17, 2008 (the first trading day following the filing of a Report on Form 8-K on March 14, 2008 for the Reverse Merger) and December 31, 2008, versus the cumulative total return of the NASDAQ Composite Index and Russell 3000 Growth Index over the same period. This graph assumes the investment of $100,000 at the closing price of the market on March 17, 2008 in our common stock, the NASDAQ Composite Index and the Russell 3000 Growth Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.

Since there is no published industry or line-of-business index for our business reflective of the performance the Company, nor do we believe we can reasonably identify a publicly-trraded peer group, we measure our performance with issuers of similar market capitalization. We selected the Russell 3000 Growth Index because it measures the performance of a broad range of companies with lower market capitalization than those companies included in the S&P 500 Index, and we believe it is more appropriate comparison given our current market capitalization.  We also compare our performance with the NASDAQ Composite Index. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance

The following are the numbers used in the above graph, presented in tabular form:

	NASDAQ	Russell 3000
Date	Composite	Growth	Stratus
3/17/08	$100,000	$100,000	$100,000
3/31/08	100,930	100,564	143,636
4/30/08	106,864	105,768	181,818
5/30/08	111,736	109,667	181,818
6/30/08	101,550	101,776	181,818
7/31/08	103,012	100,097	181,818
8/29/08	104,872	101,135	180,909
9/30/08	92,648	89,148	186,364
10/31/08	76,218	73,265	181,818
11/28/08	68,025	67,062	135,455
12/31/08	69,841	68,313	144,545

The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

DIVIDEND POLICY

Since our inception, we have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2008

During the three months ended December 31, 2008 the Company raised $20,000 through the issuance of 23,880 shares of common stock, and collected $50,000 from a stock subscription receivable for 59,701 shares that were issued in the three months ended September 30, 2008.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) and Regulation D.

Use of Proceeds from Sale of Registered Equity Securities

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None during the fourth quarter of 2008.

Item 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Part II, Item 7 in this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements.

Condensed, Summary Income Statement and Balance Sheet

	Years Ended December 31,
	2004	2005	2006	2007	2008
Condensed, Summary Income Statement
Event revenues	$2,554,600	$89,876	$-	$129,259	$33,606
Stratus White Card revenues	-	153,436	380,989	179,502	6,583
Total revenues	2,554,600	243,312	380,989	308,761	40,189

Total cost of revenues	2,533,619	537,929	9,250	76,120	24,679
Gross profit	20,981	(294,617)	371,739	232,641	15,510

Total operating expenses	2,655,543	1,073,273	1,102,623	3,051,596	1,006,603
Loss from operations	(2,634,562)	(1,367,890)	(730,884)	(2,818,955)	(991,093)

Other (income)/Expense	6,329	356,250	(128,054)	(380,659)	(84,315)
Interest expense	69,096	112,890	137,870	162,161	186,489
Total other (income)/expenses	75,425	469,140	9,816	(218,498)	102,174
Net loss	$(2,709,987)	$(1,837,030)	$(740,700)	$(2,600,457)	$(1,093,267)

Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.02)	$(0.05)	$(0.02)
Basic and diluted weighted-average common shares	44,007,814	46,374,669	48,364,526	48,845,906	53,959,831

	As of December 31,
	2004	2005	2006	2007	2008

Condensed, Summary Balance Sheet
Total current assets	$120,403	$528,893	$405,865	$187,853	$219,163
Property and equipment, net	21,647	38,149	25,530	12,913	2,469
Intangible assets, net	3,356,339	4,519,818	4,474,408	4,428,998	4,067,355
Goodwill	0	2,073,345	2,073,345	2,073,345	2,073,345
Total assets	$3,498,389	$7,160,205	$6,979,148	$6,703,109	$6,362,332

Current liabilities
Bank overdraft	$-	$6,100	$66,980	$-	$-
Accounts payable	779,470	831,414	908,587	622,411	633,605
Deferred salary, legal judgment, and line of credit	901,094	1,506,867	1,741,702	1,545,512	-
Accrued interest	242,538	395,092	527,523	1,061,136	193,421
Other accrued expenses and other liabilities	228,852	514,619	380,073	608,219	815,942
Loans and notes payable	873,463	1,101,450	1,120,085	1,486,791	1,177,005
Event acquisition liabilities	913,761	1,153,761	1,153,761	1,153,760	913,760
Deferred revenue	-	165,309	102,475	6,917	-
Redemption fund reserve	-	482,647	346,806	124,293	124,293
Total current liabilities	3,939,178	6,157,259	6,347,992	6,609,039	3,858,026
Non-current portion of notes payable	0	1,000,000	1,000,000	1,000,000	1,000,000
Total liabilities	3,939,178	7,157,259	7,347,992	7,609,039	4,858,026

Total shareholders' equity/(deficit)	(440,789)	2,946	(368,844)	(905,930)	1,504,306
Total liabilities and shareholders' equity/(deficit)	$3,498,389	$7,160,205	$6,979,148	$6,703,109	$6,362,332

Please see “Critical Accounting Policies and Estimates” included as part of Part II, Item 7 of this Annual Report on Form 10-K for further discussion of key accounting changes which occurred during the years covered in the above table. Additional information regarding business combinations and dispositions for the relevant periods above may be found in the notes accompanying our consolidated financial statements at Part II, Item 8 of this Annual Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion relates to the operations of Stratus and should be read in conjunction with the Notes to Financial Statements.

Description of Business

Overview

Stratus is located in Los Angeles, was originally formed as a California corporation in November 1998, and became a Nevada corporation through a reverse merger on March 14, 2008.  Stratus is in the early stages of its development and owns or is targeting the acquisition of live entertainment companies in the following areas (“strategic verticals”): Action Sports, Auto Shows, College Sports, Concerts & Music Festivals, Food Entertainment, Diversified Media Marketing, Motor Sports, Running Events, Trade Shows & Expos, and Talent Management.  Assuming Stratus is able to raise appropriate capital, Stratus intends to operate its current portfolio of live entertainment events, activate certain existing properties, operate Stratus Rewards and acquire and aggregate a global platform of live entertainment events.

The business plan of Stratus is to operate the Stratus Rewards program and to own and realize 100% of all available event  revenue  rights from tickets/admissions, corporate sponsorship, television, print, radio, Internet, merchandising, and hospitality. With additional funding, the objective of management is to build a profitable business by implementing an aggressive acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth.  The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues.  The Company intends to promote the Stratus Rewards card and its events together, obtaining maximum cross marketing benefit among card members, corporate sponsors and Stratus events.

Stratus is based on a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated or being divested by larger companies with the plan to aggregate them into one large leading live entertainment company.  The strategy is to purchase these events for approximately four to six times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events, with the expectation that the combined EBITDA of the Company from these events will receive a higher valuation multiple in the public markets.

Assuming the availability of capital, Stratus is targeting acquisitions of event properties.  The goal is to aggressively build-up a critical mass of events, venues and companies that allow for numerous cross-event synergies.  Specifically:

•
On the expense side, to share sales, financial and operations resources across multiple events, creating economies of scale, increasing the Company’s purchasing power, eliminating duplicative costs, and bringing standardized operating and financial procedures to all events, thus increasing the margins of all events.

•
On the revenue side, to present advertisers and corporate sponsors an exciting and diverse menu of demographics and programming that allows sponsors “one stop shopping” rather than having to deal with each event on its own, and in so doing, convert these sponsors into “strategic partners.”

With these core operational synergies and subject to available capital, Stratus intends to (1) expand its acquisition strategy of additional live sports and entertainment events and companies, (2) create entirely new event properties on the forefront of the “experience economy” and thus tap into people’s lifestyle passions, and (3) cross-promote the Stratus Rewards Visa card with these events to enhance the results of the card and event businesses.

The business plan of Stratus is to provide integrated event management, television programming, marketing, talent representation and consulting services in the sports and other live entertainment industries.  Stratus’s event management, television programming and marketing services may involve:

•	managing sporting events, such as college bowl games, golf tournaments and auto racing team and events;
•	managing live entertainment events, such as music festivals, car shows and fashion shows;
•	producing television programs, principally sports entertainment and live entertainment programs; and
•	marketing athletes, models and entertainers and organizations.

The following discussion relates to the operations of Stratus and should be read in conjunction with the Notes to Financial Statements.

Description of our Revenues, Costs and Expenses

Revenues

Our revenues represent event revenues from ticket sales, sponsorships, concessions and merchandise, which are recorded when the event occurs, and Stratus revenues from membership fees, fees on purchases and interest income earned on the redemption trust.  Membership fees are amortized over the twelve month period and fees from purchases and interest income are recorded when they occur.

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

Critical Accounting Policies

Goodwill and Intangible Assets

Intangible assets consist of goodwill related to certain events and the Stratus Rewards Visa White Card that we have acquired. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

We perform a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the fair value of an intangible asset below its carrying amount. We engaged an outside service provider, who computed the estimated fair value of our intangible assets at December 31, 2008, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated fair value of the reporting unit to the carrying value of the reporting unit. As of December 31, 2008, the Company determined that the $255,000 value of the Snow & Ski Tour and the $61,233 value of the Millrose games were impaired and these amounts were written off as of that date and a charge taken to other income and expense.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the  financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2008, the Company had a deferred tax asset of $5,600,406 that was fully reserved and a net operating loss carryforward of approximately $10,200,000 for Federal purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, Share Based Payment (SFAS No. 123R) using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and EITF Issue No. 96-18. The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model.

Results of Operations

The following table shows information derived from our consolidated statements of operations expressed as a percentage of revenues for the periods presented:

	Year Ended December 31,
	2008	2007
Net revenues
Event revenues	83.6%	41.9%
Stratus revenues	16.4%	58.1%
Total revenues	100.0%	238.9%

Cost of goods sold
Event cost of goods sold	61.4%	24.7%
Stratus cost of goods sold	-%	-%
Total cost of goods sold	61.4%	24.7%

Gross profit	38.6%	75.3%

Total operating expenses	2,504.7%	988.3%
Loss from operations	(2,466.1)%	(913.0)%

Net other expenses	254.2%	(70.8)%
Net loss	(2,720.3)%	(842.2)%

Results of Operations for the Years Ended December 31, 2008 and 2007

Revenues

Revenues for 2008 (“Current Period”) were $40,189, a decrease of $268,572, or 87%, from the $308,761 in revenues realized for 2007 (“Prior Period”).  There were $33,606 in event revenues in the Current Period from a Super Bowl event held in February 2008, a decrease of $95,653, or 74%, from $129,259 of event revenues in the Prior Period from an automobile show held in August 2007.  Stratus card revenues were $6,583 in the Current Period, a decrease of $172,919, or 96%, from the Prior Period.  The sponsoring bank that ran the program when the Company acquired Stratus stopped providing the Company with statements in October 2007 and formally discontinued the program in March 2008.  The Stratus Rewards program is currently inactive and the Company is actively seeking a new sponsoring bank to restart the program.

Gross Profit

The overall gross margin for the Current Period was $24,679, or 39% of revenues, compared to overall gross margin for the Prior Period of $232,641, or 75% of total revenues.  The gross margin for events was 27% in the Current Period and 41% in the Prior Period.

Operating Expenses

Overall operating expenses for the Current Period were $1,006,603, a decrease of $2,044,993, or 67%, from $3,051,596 in the Prior Period.  General and administrative expenses of $536,545 decreased by $1,967,010, or 79%, from $2,503,555 in the Prior Period, related to lower staffing levels in the Current Period.  Legal and professional services of $414,206 decreased by $75,807, or 16%, from $490,013 in the Prior Period, primarily related to reduced use of outside consultants.  Depreciation and amortization remained relatively constant with $55,852 in the Current Period, compared with $58,028 in the Prior Period. Operating expenses in 2007 included a stock option expense of $1,713,369 and there was no stock option expense in 2008.

Other (Income)/Expense

Other expenses decreased by a total of $296,344, or 78%, from a gain of $380,659 in Prior Period to a net gain of $84,315 in the Current Period.  Other expenses in the Prior Period included a gain of $560,549 on the writeoff for accounts payable related to events that were canceled in 2004 and 2005 offset by $242,929 of accounting expense adjustments related to the effective closure of the Stratus program in that year.  Other income in the Current Period included a $365,579 gain from reversing an accrual for legal judgment when the related court case was dismissed, offset by $70,805 of accruals for a judgment against Stratus related to two former employees and a charge of $216,284 for recording the excess of the market value of common stock issued in the three months ending December 31, 2008 over the amount of liabilities relieved by the issuance of this common stock:

	Years Ended December 31,
	2008	2007
Other (Income)/Expense
Accounting expense adjustments for closure of Stratus Visa program	$-	$242,929
Writeoff of accounts payable related to events canceled in 2004 and 2005	(20,642)	(560,549)
Gain from reversing legal accrual when case was dismissed	(365,579)	-
Judgment from two former employees	70,805	-
Fair value of common stock issued in excess of value received	216,284	-
Other	14,817	(63,039)
Net other (income)/expense	$(84,315)	$(380,659)

Interest Expense

Interest expense was $186,489 in the Current Period, an increase of $24,328, or 15%, from $162,161 in the Prior Period, primarily related to higher average debt levels in the Current Period.

Quarterly Results (Unaudited)

The following table sets forth in thousands our unaudited historical revenues, operating income and net loss by quarter during 2007 and 2008:

	Quarter Ended
(Amounts in thousands, except per share amounts)	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
Revenues:
Events	$16	$0	$124	$(10)	$34	$-	$-	$-
Stratus Rewards Visa Card	36	61	50	32	6	1	-	-

Total revenues	52	61	174	22	40	1	-	-
Operating loss	(2,105)	(328)	(150)	(236)	(261)	(233)	(288)	(208)
Net loss	$(2,111)	$(366)	$(449)	$325	$66	$(286)	$(269)	$(604)

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.01)	$0.01	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average shares (000):
Basic and diluted	48,747	48,640	48,788	49,046	49,440	55,006	55,082	55,277

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2007 and 2008 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

During the three months ended December 31, 2008, we sold 59,701 shares to an investor for $50,000.  The Company is actively pursuing equity capital and is targeting an initial raise of $2 million to $5 million.  The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses.  Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

As of December 31, 2008, our principal sources of liquidity consisted of cash and cash equivalents, increases in accounts payable and accrued expenses, and the issuance of equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we will require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products. At December 31, 2008, our cash was $800, and we had negative working capital of $3,638,863.  At December 31, 2008, we had $2,177,005 in debt obligations (comprised of $767,488 loan from shareholders, $1,090,000 notes payable to related parties and $319,517 in notes payable), all of which is due upon demand, and $215,000 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows for 2008 and 2007:

	December 31
	2008	2007

Operating activities	$(505,949)	$(578,919)
Investing activities	-	-
Financing activities	506,553	579,115
Total change	$604	$196

Operating Activities

Operating cash flows for 2008 reflects our net loss of $1,113,909, offset by changes in working capital of $335,825 and non-cash items (depreciation and amortization) of $55,852 and expense for value of stock issued in excess of liabilities received of $216,283. The change in working capital is primarily related to a net of $76,233 from writing off intangible assets and related liabilities for the Snow Tour, $240,000 of accrued salaries, $183,234 of accrued interest, and $207,723 of accrued liabilities, off set by reversing a $365,579 reserve for a legal action that was dismissed.

Operating cash flows for 2007 reflects our net loss of $3,161,006, offset by changes in working capital of $802,140, non-cash stock option expense of $1,713,369 and non-cash items (depreciation, amortization and accretion of warrants liability) of $66,578. The change in working capital is primarily related to increases of $246,145 in accounts payable, $240,000 in deferred salary, $168,034 in accrued interest and $228,146 in other accrued expenses.

Investing Activities

Capital constraints resulted in no cash used in investing activities during either period.

Summary of Contractual Obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2008 that are fixed and determinable.

	Total	2009	2010	2011	2012	2013	After 2013
Debt obligations*	$1,000,000	$375,000	$500,000	$125,000	$-	$-	$-

Rent obligations	301,200	184,800	116,400	-	-	-	-
Total	$1,301,200	$559,800	$616,400	$125,000	$-	$-	$-

*
Debt incurred in connection with acuiqisition of Stratus.  Repayment is triggered by first funding of at least $3,000,000.  For purposes of this schedule such funding is assumed to occur by June 30, 2009

Financing Activities

During 2008 and 2007, we received cash proceeds of $625,000 and $350,000, respectively, from the sale of stock.  In 2008, we used a net of $118,447 to repay debt.  In 2007 we raised a net of $229,115 through increasied debt.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments.

Interest Rate Risk

Our exposure to market risk is limited to interest rate fluctuations due to changes in the general level of United States interest rates, particularly because as of December 31, 2008, our cash reserves were nominal and were maintained in non-interest bearing accounts and were not exposed to material market risks.

Foreign Currency Exchange Rate Risk

As of December 31, 2008, all our transactions have been denominated in United States dollars. As such, we are not directly exposed to currency gains or losses resulting from fluctuations in foreign exchange rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Stratus Media Group, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Stratus Media Group, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audits considered internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratus Media Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has negative cash flow from operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

Goldman Parks Kurland Mohidin LLP
Encino, California
April 13, 2009

STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

Current assets
Cash	$800	$196
Restricted cash	162,855	162,855
Receivables	10,165	-
Deposits and prepaid expenses	35,861	15,320
Inventory	9,482	9,482
Total current assets	219,163	187,853

Property and equipment, net	2,469	12,913
Intangible assets, net	4,067,355	4,428,998
Goodwill	2,073,345	2,073,345
Total assets	$6,362,332	$6,703,109

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$633,605	$622,411
Deferred salary	-	1,545,512
Accrued interest	193,421	695,557
Accrued expenses - legal judgment	-	365,579
Other accrued expenses and other liabilities	815,942	608,219
Line of credit	-	68,041
Loans payable to shareholders	767,488	1,013,750
Current portion of notes payable - related parties	90,000	90,000
Notes payable	319,517	315,000
Event acquisition liabilities	913,760	1,153,760
Deferred revenue	-	6,917
Redemption fund reserve	124,293	124,293
Total current liabilities	3,858,026	6,609,039

Non-current liabilities
Non-current portion of notes payable - related parties	1,000,000	1,000,000

Total liabilities	4,858,026	7,609,039

Commitments and contingencies

Shareholders' equity/(deficit)
Preferred stock, $0.01 par value: 5,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized 57,130,879 and 49,046,280 shares issued and outstanding, respectively	57,132	49,046
Additional paid-in capital	15,154,541	11,553,624
Stock subscription receivable	(100,000)	-
Accumulated deficit	(13,607,367)	(12,508,600)
Total shareholders' equity/(deficit)	1,504,306	(905,930)

Total liabilities and shareholders' equity/(deficit)	$6,362,332	$6,703,109

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2008	2007

Net revenues
Event revenues	$33,606	$129,259
Stratus revenues	6,583	179,502
Total revenues	40,189	308,761

Cost of revenues
Event cost of goods sold	24,679	76,120
Stratus cost of goods sold	-	-
Total cost of goods sold	24,679	76,120

Gross profit	15,510	232,641

Operating expenses
General and administrative	536,545	2,503,555
Legal and professional services	414,206	490,013
Depreciation and amortization	55,852	58,028
Total operating expenses	1,006,603	3,051,596

Loss from operations	(991,093)	(2,818,955)

Other (income)/expenses
Other (income)/expense	(84,315)	(380,659)
Interest expense	186,489	162,161
Total other expenses	102,174	(218,498)

Net loss	$(1,093,267)	$(2,600,457)

Basic and diluted earnings per share	$(0.02)	$(0.05)

Basic and diluted weighted-average common shares	53,959,831	48,845,906

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF STOCKHOLDER’S EQUITY

					Stock
	Common Stock		Additional	Accumulated	Subscription
	Shares	Amount	Paid-In Capital	Deficit	Receivable	Total

Balance at December 31, 2005	48,437,198	$48,437	$9,121,953	$(9,167,444)	$-	$2,946

Issuance of common stock for cash	191,182	191	334,809			335,000
Offering cost related to issuance of common stock settled in stock options						0
Value of stock options granted to consultants for services			33,910			33,910
Net loss				(740,699)		(740,699)
Balance at December 31, 2006	48,628,380	48,628	9,490,672	(9,908,143)	0	(368,843)

Issuance of common stock for cash	417,900	418	349,583	0		350,001
Value of stock options granted to officer			1,713,369			1,713,369
Net loss				(2,600,457)		(2,600,457)
Balance at December 31, 2007	49,046,280	49,046	11,553,624	(12,508,600)	0	(905,930)

Issuance of common stock for cash	746,254	747	624,253			625,000
Issuance related to reverse merger	5,500,000	5,500	0	(5,500)		-
Stock issued for accrued interest	102,840	103	163,414			163,517
Stock issued to settle amounts owed to shareholder and officer of Company	1,735,505	1,736	2,596,967			2,598,703
Expense for value of stock issued in excess of liabilities relieved			216,283			216,283
Stock subscription receivable					(100,000)	(100,000)
Net loss				(1,093,267)		(1,093,267)
Balance as of December 31, 2008	57,130,879	$57,132	$15,154,541	$(13,607,367)	$(100,000)	$1,504,306

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,093,267)	$(2,600,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,852	58,028
Accretion of warrants liability	-	8,550
Expense for value of stock issued in excess of liabilities relieved	216,283	-
Stock compensation expense	-	1,713,369
(Increase) / decrease in:
Receivables	(10,165)	12,778
Deposits and prepaid expenses	(20,541)	2,595
Intangible assets	316,233	-
Increase / (decrease) in:
Accounts payable	11,194	(314,404)
Deferred salary	240,000	240,000
Accrued interest	183,234	168,034
Accrued expenses - legal judgment	(365,579)	-
Other accrued expenses and other liabilities	207,723	228,146
Event acquisition liabilities	(240,000)	-
Deferred revenue	(6,917)	(95,558)
Net cash used in operating activities	(505,950)	(578,919)

Cash flows from financing activities:
Payments of bank overdraft	-	(66,980)
Payments of line of credit	(68,041)	(2,570)
Proceeds/(payments) - loans payable to shareholders	(54,922)	108,665
Proceeds from notes payable-related parties (current)	4,517	190,000
Proceeds from issuance of common stock for cash	625,000	350,000
Net cash provided by financing activities	506,554	579,115

Net change in cash and cash equivalents	604	196

Cash and cash equivalents, beginning of year	196	-

Cash and cash equivalents, end of year	$800	$196

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for subscription receivable	$330,000	$-
Conversion of accrued interest into common stock	$163,516	$-
Conversion of loans, accrued salary, accrued interest and expenses due to an officer and shareholder of the company into common stock	$2,759,453	$-

See accompanying Notes to Financial Statements

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

1.	Business

Business

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“Stratus”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the Stratus, resulting in Stratus becoming a wholly-owned subsidiary of Feris and is the surviving entity for accounting purposes (“Reverse Merger”).

In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”).  Stratus, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, Stratus acquired the business of Stratus Rewards, LLC (“Stratus”) in August 2005.  Stratus is a credit card rewards program that uses the Visa card platform that offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.  The sponsoring bank that ran the program when the Company acquired Stratus stopped processing new members and sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  While several cardmembers are continuing to use their cards with the sponsor bank, the Stratus Rewards program is currently inactive and the Company has not recorded new revenues since October 2007.  The Company is actively seeking a new sponsoring bank to restart the program, but there can be no assurances that it will be able to do so.

2.    Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations.  The Company had net losses for 2008 and 2007 of $1,093,267 and $2,600,457, respectively.  As of December 31, 2008, the Company had negative working capital of $3,638,863 and cumulative losses of $13,607,367.  Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the three months ended December 31, 2008, the Company raised $20,000 in capital through the issuance of common stock and collected $50,000 from a stock subscription receivable.  The Company is actively seeking additional capital to establish operations, restart the card and event business and complete and integrate targeted acquisitions.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

3.     Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission “SEC”).

Stock Split

On March 14, 2008, the Board of Directors of the Company approved a 3.5821 for 1.000 forward stock split of the Stratus's common stock. The effective date of the stock split was March 14, 2008 and was concurrent with the Reverse Merger. All share and per share information have been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

Use of Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may differ from such estimates and assumptions.

Event Revenues

Event revenue consists of ticket sales, participant entry fees, corporate sponsorships, advertising, television broadcast fees, athlete management, concession and merchandise sales, charity receipts, commissions and hospitality functions. The Company recognizes admissions and other event-related revenues when the events are held in accordance with SEC Statement Accounting Bulletin (“SAB”) 104. Revenues received in advance and related direct expenses pertaining to specific events are deferred until the events are actually held.

Stratus Rewards White Visa Card

Stratus Rewards, the Company’s affiliate redemption credit card rewards program, generates revenues from transaction fees generated by member purchases using the card, and membership fees. Revenue is recognized when transaction fees are received and membership fees are amortized and recognized ratably over the twelve-month membership period from the time of receipt.

Allowance for Uncollectible Receivables

Accounts receivable are recorded at their face amount, less an allowance for doubtful accounts. We review the status of our uncollected receivables on a regular basis. In determining the need for an allowance for uncollectible receivables, we consider our customers financial stability, past payment history and other factors that bear on the ultimate collection of such amounts.

Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Restricted Cash

A portion of each credit card transaction by a card member is deposited into a trust account.  This account is used to fund the purchase of goods or services by the card member through redemption of purchasing points.  If a card member cancels their card and leaves unclaimed redemption points, the Company is entitled to the cash equivalent of those unclaimed points.  With that exception, the cash otherwise is earmarked for member benefits and is not available to the Company for use in operations.

The Company maintains its cash in an account with a major financial institution.  Deposits with this financial institution may exceed the amounts of insurance provided on such deposits.  The Company has not experienced any losses on its deposits of cash with this financial institution.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivables, accounts payable, a line-of-credit and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 5 years
Furniture and fixtures	5 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements

Goodwill and Intangible Assets

Intangible assets consist of goodwill related to certain events and the Stratus Rewards Visa White Card that we have acquired. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

We perform a goodwill impairment test annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amounts. We engaged an outside service provider, who computed the estimated fair value of our events and card operations at December 31, 2008, using a discounted future cash flow method. The service provider computed future projected cash flows using information that we provided, including estimated future results of the events and card operations. We then compared the estimated fair value of the reporting unit to the carrying value of the reporting unit. As of December 31, 2008, the Company determined that the $255,000 value of the Snow & Ski Tour and the $61,233 value of the Millrose games were impaired and these amounts were written off as of that date and a charge taken to other income and expense.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for the years 2008 or 2007.

Capitalized Software Costs

We did not capitalize any software development costs during the years 2008 or 2007. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

Valuation of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Inventory

Inventory consists of event merchandise valued at the lower of cost (determined on the first-in, first-out basis) or market. If deemed necessary, we will provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. There were no inventory reserves at December 31, 2008 or 2007.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic per share data is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing loss available to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the years 2008 or 2007, as they are antidilutive to earnings per share.

Stock-Based Compensation

Effective January 1 2006, we adopted SFAS No. 123R, Share Based Payment (SFAS No. 123R) using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and EITF Issue No. 96-18.

The fair value of the option granted on January 1, 2007 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

2007
Risk-free interest rate	4.68%
Expected life of option-years	5.0
Expected stock price volatility	70%
Expected dividend yield	—

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. For the option granted  January 1, 2007, expected volatility is based upon an average volatility of comparable public companies, since our common stock was not publicly traded at that time.  There were no option grants in 2008.  Future option grants will be calculated using expected volatility based upon the average volatility of our common stock.

On January 1, 2007 we granted 4,862,895 options to purchase shares of our common stock that vested upon grant. We recognized $1,713,369 in expense related to these options in 2007, which was the entire value of the options since they were fully vested.  We did not recognize any share-based payment expense in the year ended December 31, 2008.

Advertising

We expense the cost of advertising as incurred. Such amounts have not historically been significant to our operations.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the  financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2008, the Company had a deferred tax asset of $5,298,075, that was fully reserved and a net operating loss carryforward of approximately $10,200,000 for Federal purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

Recent Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 addresses the determination of whether a financial instrument (or an embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies a hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 was effective on November 13, 2008 and we do not expect any material impacts from SFAS No. 162

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires entities to recognize assets acquired, liabilities assumed, and any non-controlling interest in an acquiree, measured at the fair market value at the acquisition date. SFAS No. 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. We expect that SFAS No. 141(R) will have an impact if we have make targeted acquisitions in future periods.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and a non-controlling interest. SFAS No. 160 is effective for fiscal years ending on or after December 15, 2008. We expect SFAS No. 160 will only have an impact if we make acquisitions in future periods.

Recently Adopted Standards

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

4.     Litigation

In connection with a settlement agreement about May 27, 2005, a judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event, in the amount of $482,126 plus interest.  The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs.  As of December 31, 2008, the Company has recorded the $482,126 amount of the judgment.  On July 31, 2008, Stratus Management and Core Tour have agreed to a settlement whereby Stratus will retain all rights of the Core Tour events in exchange for payment of $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock as of that date, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.

In March 2008, a court case was overturned and dismissed for which a $365,579 reserve had been established on the balance sheet.  This reserve was reversed, with the offset going to other income.

On August 18, 2008 two judgments totaling approximately $70,805 were entered against Stratus related to wage claims for two former employees.  This amount was taken as an expense in the three months ended September 30, 2008.

In or around October 2008, the Company was made aware by a third party that HollyRod Foundation (“HollyRod”), a California non-profit corporation, had filed a lawsuit in the Superior Court of California, County of Los Angeles, seeking to collect $100,000 of sponsorship fees related to the Company’s sponsorship of a function held by HollyRod in Phoenix Arizona in January 2008 related to the Super Bowl.  In February 2009, Hollyrod filed a motion for summary judgment with the court.  The Company believes the case presented by HollyRod is without merit and that HollyRod breached the agreement by failing to perform on nearly all required actions required of HollyRod in the sponsorship agreement.  The Company has notified HollyRod that the Company has not been properly served and, upon being properly served, the Company intends to vigorously defend this action and believes it will prevail, but there can be no assurance that it will do so.  The Company has not taken a charge in the twelve months ended December 31, 2008 for this action.

5.  Acquisition of Stratus Rewards

In accordance with the Asset Purchase Agreement dated August 15, 2005, by and between Stratus and Stratus, Stratus acquired the business of Stratus, a credit card rewards program.

The total consideration for this acquisition was $3,000,000, with Stratus entering into a note payable of $1,000,000 and issuing 666,667 common shares valued at $2,000,000. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding of a minimum amount of $3,000,000.

The results of operations of the business acquired have been included in the Company’s Statements of Operations from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair market values and estimated useful lives for property and equipment and an independent valuation for certain identifiable intangible assets acquired.

The sponsoring bank that ran the program when the Company acquired Stratus stopped processing new members and sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  While several cardmembers are continuing to use their cards with the sponsor bank, the Stratus Rewards program is currently inactive and the Company has not recorded new revenues since October 2007.  The Company is seeking a new sponsoring bank to restart the program, but there can be no assurances that it will be able to do so.  Despite this inactive status, the Company believes that the brand and value of the business remains intact and will increase in value with the addition of a new sponsoring bank.  Accordingly, the Company has not recorded any impairment of the carrying value on its financial statements.

6.     Property and Equipment

Property and equipment as of December 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007

Computers and peripherals	$52,873	$52,873
Office machines	11,058	11,058
Furniture and fixtures	56,468	56,468
	120,399	120,399
Less: accumulated depreciation	(117,930)	(107,486)
	$2,469	$12,913

For the years ended December 31, 2008 and 2007, depreciation expense was $10,442 and $12,618, respectively

7.  Goodwill and intangible assets

The following sets forth the intangible assets of the Company as of December 31, 2007 and September 30, 2008:

	2008	2007
Intangible Assets
Events
● Long Beach Marathon	$300,000	$300,000
● Millrose Games	-	61,233
● Concours on Rodeo	600,000	600,000
● Santa Barbara Concours d'Elegance	243,000	243,000
● Cour Tour/Action Sports Tour	1,067,069	1,067,069
● Freedom Bowl	344,232	344,232
● Maui Music Festival	725,805	725,805
● Athlete Management	15,000	15,000
● Snow & Ski Tour	-	255,000
Total - Events	3,295,106	3,611,339

Stratus Rewards
● Purchased Licensed Technology, net of Accum. Amort. of $118,251 and $83,641	227,849	262,459
● Membership List, net of accum. amort. of $36,900 and $26,100	71,100	81,900
● Corporate Partner List	23,300	23,300
● Corporate Membership	450,000	450,000
Total - Stratus Rewards	772,249	817,659
Total Intangible Assets	$4,067,355	$4,428,998

In accordance with SFAS No. 142, the Company’s goodwill and intangible assets, other than the purchased licensed technology and the membership list for Stratus, are considered to have indefinite lives and are therefore no longer amortized, but rather are subject to annual impairment tests. The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record an impairment if warranted by adverse changes in facts and circumstances.  As of December 31, 2008, the Company determined that the $255,000 value of the Snow & Ski Tour and the $61,233 value of the Millrose games were impaired and these amounts were written off as of that date and a charge taken to other income and expense.  The purchased licensed technology and membership list are being amortized over their estimated useful life of 10 years.  For the years ended December 31, 2007 and  2008, amortization expense was $45,410 and $34,058, respectively.

The Company owns the rights to a number of live entertainment events.  Based on a valuation dated December 11, 2006 by The Mentor Group, Inc., an independent valuation consultant, the value of these event properties was $45,700,000 at December 31, 2005.

8.  Accrued liabilities

Accrued liabilities at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Professional fees	$128,908	$129,570
Travel expenses	147,509	80,000
Consultants fees	217,199	96,174
Payroll tax liabilities	270,047	220,339
Other	52,279	82,136
Total accrued liab	$815,942	$608,219

9. Loans payable to shareholders

The Loans Payable to Shareholders represents a loan from the Company’s President and amounted to the following at December 31, 2008 and 2007.

	2008	2007
Loans payable to shareholders, due on demand, with an interest rate of 9.5%	$767,488	$1,013,750

Interest expense on loans to shareholders for the years ended December 31, 2008 and 2007 was $94,414 and $92,702, respectively.  On December 31, 2008, the Company issued 1,735,505 shares of common stock to the President of the Company as payment of a total of $2,597,705 for a portion of the money due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2008.  The shares were valued at $2,759,453 based on the closing price of the common stock on December 31, 2008, and $161,748 was taken as an expense in other income and expense.

10.  Notes payable to related parties

Notes Payable to Related Parties at December 31, 2007 and September 30, 2008 consisted of the following:

		2008	2007

●	Note payable to shareholder (unsecured), dated	$70,000	$70,000
	January 14, 2005, with maturity date of May 14, 2005.
	The principal amount and accrued interest were payable
	on May 14, 2005, plus interest at 10% per annum. This
	note is currently in default.

●	Note payable to shareholder (unsecured), dated	10,000	10,000
	February 1, 2005, with maturity date of June 1, 2005.
	The principal amount and accrued interest were payable
	on June 1, 2005, plus interest at 10% per annum. This
	note is currently in default.

●	Note payable to shareholder (unsecured), dated	10,000	10,000
	February 5, 2005, with maturity date of June 5, 2005.
	The principal amount and accrued interest were payable
	on June 5, 2005, plus interest at 10% per annum. This
	note is currently in default.

●	Note payable to shareholder related to purchase of	1,000,000	1,000,000
	of Stratus. The note is payable in eight quarterly equal
	payments over a 24 month period, with the first payment
	due upon completion of the first post-public merger
	funding, with such funding to be at a minimum amount
	of $3,000,000.

	Total	1,090,000	1,090,000
	Less: current portion	90,000	90,000
	Long-term portion	$1,000,000	$1,000,000

For the years ended December 31, 2008 and 2007, the Company incurred interest expense on these Notes Payable to Related Parties of $9,000 and $9,000, respectively.

11.  Notes payable

The Notes Payable at December 31, 2008 and 2007 consisted of the following:

		2008	2007

●	Note payable to non-shareholder (unsecured),	$125,000	$125,000
	dated January 19, 2005 with maturity date of
	May 19, 2005. The principal amount and accrued
	interest were payable June 1, 2005, plus interest
	at 10% per annum. This note is currently in default.

●	Note payable to a non-related shareholder	184,517	180,000
	$100,000 made in August 2007 and $80,000
	made in November 2007. Payable on demand
	and bears interest at 10% per annum. (unsecured)

●	Note payable to non-shareholder	10,000	10,000
	(unsecured). Payable on demand and
	does not bear interest

	Total	$319,517	$315,000

For 2008 and 2007, the Company incurred interest expense on these Notes Payable of $31,300 and $18,123, respectively.

12.  Event acquisition liabilities

The following sets forth the liabilities, in relation to the acquisition of events (refer to Note 6), assumed by the Company as of December 31, 2008 and 2008:

		2008	2007

●	Concours on Rodeo	$430,043	$430,043
●	Core Tour/Action Sports Tour	483,717	483,717
●	Snow & Ski Tour	-	240,000
		$913,760	$1,153,760

As of December 31, 2008, the Company determined that the value of the Snow and Ski Tour was impaired and wrote off the asset of $255,000 and the related acquisition liability of $240,000, with the $15,000 difference recorded in other income and expense.

13.  Redemption fund reserve

The redemption fund reserve records the liabilities related to the Company’s obligations to pay for the redemption of rewards from the Stratus credit card rewards program.

14.  Related party transaction

From 2006 through the present, the Company rented office space owned by the Chairman, President and Chief Executive Officer of the Company. The total rent expense accrued by the Company in the years 2008 and 2007 was $48,000 and $48,000.  The Company believes such rents are at or below prevailing market rates and is continuing to rent this space.

15.  Shareholders’ Deficit

Common Stock

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 (the “Merger Agreement”) by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“Stratus”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the Stratus, resulting in a “reverse merger” in which Stratus  became a wholly owned subsidiary of Feris and is the surviving entity for accounting purposes.

During the years 2008 and 2007 the Company raised $625,000 and $350,000, respectively, through the issuance of 746,254 and 417,900 shares of common stock, respectively.  On December 31, 2008, the Company issued 1,735,505 shares of common stock to the President of the Company as payment of a total of $2,597,705 for a portion of the money due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2008.  The shares were valued at $2,759,453 based on the closing price of the common stock on December 31, 2008, and $161,748 was taken as an expense in other income and expense.  In the three months ended December 31, 2008, the Company issued 102,840 shares of common stock valued at $163,516 to pay the owners of Core Tour accrued interest on this amount of $172,993.

Stock Options

Total non-cash stock option expense for 2007 was $1,713,369 and there was no non-cash stock option expense in 2008.

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2006	4,444,818	$1.79–$10.75	$2.97	$0	4,444,818	$2.97	$0
Forfeited	(3,146,628)	1.79	1.79
Exercised	-	-	-
Granted	4,862,894	1.79	1.79
Balance at December 31, 2007	6,161,084	0.35–8.20	2.63	$0	6,161,084	$2.63	$0
Forfeited	(422,575)	5.55–10.75	5.66
Exercised	-	-	-
Granted	-	-	-
Balance at December 31, 2008	5,738,509	1.79–10.75	2.63	$0	5,738,509	$2.63	$0

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2006	$1.79-$10.75	4,444,818	2.0	2.97	4,444,818	2.97
Year ended December 31, 2007	$1.79-$10.75	6,161,084	4.0	2.63	6,161,084	2.63
Year ended December 31, 2008	$1.79-$10.75	5,738,509	3.3	2.42	5,738,509	2.42

Warrants

During 2005, the Company granted warrants with rights to purchase 43,283 shares of its common stock with a strike price of $0.84 cents per share. These warrants have terms of five years and the exercise prices for these warrants are to be the share prices applicable in the next Company Financing after February 2005 as a result of the Reverse Merger. The warrants will expire in 2010. The Company valued these warrants, using the Black-Scholes option pricing model, at December 31, 2006 and 2005, at $15,562 and $15,562, respectively, and included this liability in other accrued expenses and other liabilities.  There were no warrants granted in 2006, 2007 and 2008.

These warrants were granted as financing costs related to notes payable agreements with two shareholders and one non-shareholder. The warrants are accounted for as financing costs which were capitalized and amortized over the five-year life of the debt. Total amortization expense for the three months ended September 30, 2008 and 2007 were $0 and $1,813, respectively.  Total amortization expense for the years ended December, 2008 and 2007 were $0 and $8,550, respectively.

The Company analyzed these warrants in accordance with EITF pronouncement No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Company determined that the warrants should be classified as a liability based on the fact that the number of shares attributable to these warrants is indeterminate.

16.  Commitments and contingencies

Office space rental

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

Rent expense for 2008 and 2007 amounted to $37,500 and $22,192, respectively.

Contractural obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2008 that are fixed and determinable.

	Total	2009	2010	2011	2012	2013	After 2013
Debt obligations*	$1,000,000	$375,000	$500,000	$125,000	$-	$-	$-

Rent obligations	301,200	184,800	116,400	-	-	-	-
Total	$1,301,200	$559,800	$616,400	$125,000	$-	$-	$-

*
Debt incurred in connection with acuiqisition of Stratus.  Repayment is triggered by first funding of at least $3,000,000.  For purposes of this schedule such funding is assumed to occur by June 30, 2009

Employment Agreement

The Company has an Employment Agreement (“Agreement”), dated January 1, 2007, with its President and Chief Executive Officer, which requires the Company to offer a non-qualified stock option to purchase 10% of the fully diluted shares of the Company’s capital stock issued and outstanding on January 1, 2007, the effective date of the Agreement.  The stock option has a term of five years at an exercise price of $1.79 per share for 4,862,894 shares (which was equal to the fair value) and vested immediately on the date of the agreement. This stock option is subject to a customary anti-dilution provision with respect to any stock splits, mergers, reorganizations and other such events. The length of this Agreement is five years from the effective date unless the employment is terminated for another cause. During the duration of this Agreement, the Chief Executive Officer is entitled to an annual salary of $240,000 and a bonus of $250,000 in the event a Valuing Event causes the Company to be valued in excess of $100,000,000 and an additional bonus of $500,000 in the event a Valuing Event causes the Company to be valued in excess of $500,000,000. For the years ended December 31, 2008 and December 31, 2007, no bonuses have been paid by the Company in relation to this Agreement.

Acquisitions

On April 21, 2008, the Company agreed to purchase the tangible and intangible assets of Nouveau Model Talent Management, Inc. (“Nouveau”), a modeling and talent management agency, for 500,000 shares of Company common stock, of which 166,667 shares will be issued at the time of closing, 166,667 shares will be issued one year from closing and the remaining 166,666 shares will be issued two years from closing.  The closing of this transaction requires that Nouveau comply with the conditions for closing in the agreement which include, but are not limited to, obtaining an audit of its 2006 and 2007 financial statements and a review of its financial statements for the three months ended March 31, 2008.  To date, Nouveau has not obtained this audit and review and the transaction has not closed.

On July 30, 2008, the Company signed a definitive purchase agreement to acquire 100% of the common stock of Exclusive Events S.A., a privately held corporation based in Geneva, Switzerland that provides Formula One racecar experiences to its customers, in a cash and stock transaction with an aggregate base value of approximately $1,612,000, with $1,128,000 in cash and $484,000 in shares of the Company’s common stock, with the number of such shares to be determined by dividing this amount by the average closing price of the Company’s common stock for thirty days prior to the closing of the transaction.  In addition, if Exclusive Events meets certain financial performance criteria for 2008 and 2009, additional payments totaling $1,612,000, subject to certain conditions and adjustments, will be due, with $484,000 in cash and $1,128,000 in shares of the Company’s common stock, with the number of shares to be determined by dividing the amount due by the average closing price of the Company’s common stock for thirty days prior to the computation of the performance bonus.  The transaction is subject to customary conditions and approvals and the Company’s ability to fund the cash portion of the purchase price.  This agreement expired on December 15, 2008, but the Company is in negotiations to extend the expiration date and make changes to the agreement.

Legal

In connection with a settlement agreement about May 27, 2005, a judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event, in the amount of $482,126 plus interest.  The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs.  As of December 31, 2008, the Company has recorded the $482,126 amount of the judgment.  On July 31, 2008, Stratus Management and Core Tour have agreed to a settlement whereby Stratus will retain all rights of the Core Tour events in exchange for payment of $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock as of that date, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.

On August 18, 2008 two judgments totaling approximately $70,805 were entered against Stratus related to wage claims for two former employees.  This amount was taken as an expense in the three months ended September 30, 2008.

In or around October 2008, the Company was made aware by a third party that HollyRod Foundation (“HollyRod”), a California non-profit corporation, had filed a lawsuit in the Superior Court of California, County of Los Angeles, seeking to collect $100,000 of sponsorship fees related to the Company’s sponsorship of a function held by HollyRod in Phoenix Arizona in January 2008 related to the Super Bowl.  In February 2009, Hollyrod filed a motion for summary judgment with the court.  The Company believes the case presented by HollyRod is without merit and that HollyRod breached the agreement by failing to perform on nearly all required actions required of HollyRod in the sponsorship agreement.  The Company has notified HollyRod that the Company has not been properly served and, upon being properly served, the Company intends to vigorously defend this action and believes it will prevail, but there can be no assurance that it will do so.  The Company has not taken a charge in the twelve months ended December 31, 2008 for this action.

17.  Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires the determination of reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. Revenues are derived from customers located within the United States. Long-lived assets consist of property and equipment and intangible assets located within the United States.

18.     Quarterly Results (Unaudited)

	Quarter Ended
(Amounts in thousands, except per share amounts)	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
Revenues:
Events	$16	$0	$124	$(10)	$34	$-	$-	$-
Stratus Rewards Visa Card	36	61	50	32	6	1	-	-

Total revenues	52	61	174	22	40	1	-	-
Operating loss	(2,105)	(328)	(150)	(236)	(261)	(233)	(288)	(208)
Net loss	$(2,111)	$(366)	$(449)	$325	$66	$(286)	$(269)	$(604)

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.01)	$0.01	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average shares (000):
Basic and diluted	48,747	48,640	48,788	49,046	49,440	55,006	55,082	55,277

19.     Income taxes

Significant components of the Company's deferred tax assets for federal income taxes for as of December 31, 200 and 2007 consisted of the following:

	December 31,
	2008	2007
Net operating loss carryforward	$4,464,278	$4,161,687
Amortization	(560,692)	(541,238)
Stock option compensation	904,334	904,334
Deferred compensation	764,913	662,097
Deferred state tax	(358,898)	(326,215)
Other	386,471	301,870
Valuation allowance	(5,600,406)	(5,162,535)
Net deferred tax asset	$-	$-

As of December 31, 2008 and 2007, the Company had net operating loss carry-forwards (“NOL”) for federal and state income tax purposes of approximately:

	December 31,
	2008	2007
Combined NOL:
Federal	$10,200,000	$9,700,000
California	8,460,000	7,230,000

The net operating loss carry-forwards begin expiring in 2019 and 2009, respectively. The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company recorded a 100% valuation allowance on the deferred tax assets at December 31, 2008 and 2007 because of the uncertainty of their realization.

A reconciliation of the income tax credit computed at the federal statutory rate to that recorded in the financial statements for 2008 and 2007 is as follows:

	December 31, 2008			December 31, 2007
Rate reconciliation:
Federal credit at statutory rate	(371,711)	34.00%		(884,155)	34.00%
State tax, net of Federal benefit	(64,351)	5.88%		(153,170)	5.70%
Change in valuation allowance	438,143	(40.07%	)	1,039,851	(39.96%)
Other	(1,281)	(0.12%	)	(1,726)	(0.60%)
Total provision	800	(0.31%	)	800	(0.86%)

Given the immaterial amount of the tax provision, it was included in other income and expenses.

20.     Subsequent events

Subsequent to December 31, 2008, the Company sold 145,580 shares of its common stock for $132,000 and issued warrants to purchase 9,900 shares of its common stock for $2.00.  These warrants have a five-year life.

Subsequent to March 31, 2009,  the Company entered into a subscription agreement to sell 413,223 shares of its commont stock  for $500,000 and issued warrants to purchase 37,500 shares of its common stock for $2.00.  These warrants have a five-year life. The shares of common stock are subject to "piggyback" registration rights.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

On July 30, 2008, Stratus Media Group, Inc. (the “Company”) dismissed Gruber & Company, LLC (“Gruber”), as its principal independent accountant, and engaged Goldman Parks Kurland Mohidin LLP (“Goldman”) as its principal independent accountant. Goldman will review the Company’s financial statements for the quarters ended March 31, 2008 and 2007, and June 30, 2008 and 2007. The decision to dismiss Gruber and to appoint Goldman was approved by the Company’s Board of Directors.

Gruber’s report on the Company’s financial statements dated February 20, 2008, for the two most recent fiscal years ended December 31, 2007 and 2006, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. In connection with the audit of the Company’s financial statements for the two most recent fiscal years ended December 31, 2007 and 2006, and for the period between January 1, 2008 and July 30, 2008, which was the date of Gruber’s dismissal as the principal independent accountant for the Company, there were no disagreements, resolved or not, with Gruber on any matters of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreements, if not resolved to the satisfaction of Gruber, would have caused Gruber to make reference to the subject matter of the disagreements in connection with their report.

Item 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed, under the supervision of our chief executive offices and effected by our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on our evaluation, our Chief Executive Officer concluded that internal control over financial reporting was effective as of December 31, 2008.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation  of financial statements for external purposes in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning this item will be presented in an amendment to this Report on Form 10-K that we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 11.   EXECUTIVE COMPENSATION
Information concerning this item will be presented in an amendment to this Report on Form 10-K that we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning this item will be presented in an amendment to this Report on Form 10-K that we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information concerning this item will be presented in an amendment to this Report on Form 10-K that we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning this item will be presented in an amendment to this Report on Form 10-K that we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Index to Consolidated Financial Statements this Report on Form 10-K.

The following documents are furnished as exhibits to this Report on Form 10-K.  Exhibits marked with an asterisk are filed herewith.  The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

Exhibit No.	Exhibit Description

3.1	Restated Articles of Incorporation of Titan (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

3.2	By-Laws of Titan as amended and restated on September 10, 1999 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.1	Specimen of Common Stock Certificate (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

4.2	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.3	Warrant issued to Advantage Fund II Ltd., dated September 17, 1999 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.4	Warrant issued to Koch Investment Group Limited, dated September 17, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.5	Warrant issued to Reedland Capital Partners, dated September 17, 1999 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).

4.6	Warrant issued to Mr. Richard Cohn, dated September 17, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).

4.7	Warrant issued to Intellect Capital Corp., dated September 17, 1999 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).

4.8	Registration Rights Agreement with Advantage Fund II Ltd., dated September 15, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.9	Registration Rights Agreement with Koch Investment Group Limited, dated September 15, 1999 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.10	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.11	Warrant issued to Advantage Fund II Ltd., dated March 9, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.12	Warrant issued to Koch Investment Group Limited, dated March 9, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.13	Warrant issued to Reedland Capital Partners, dated March 9, 2000 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 Registration Statement filed on March 24, 2000).

4.14	Registration Rights Agreement with Advantage Fund II Ltd., dated March 7, 2000 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.15	Registration Rights Agreement with Koch Investment Group Limited, dated March 7, 2000 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed March 24, 2000).

10.1	Subscription Agreement with Advantage Fund II Ltd., dated as of September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).

10.2	Subscription Agreement with Koch Investment Group Limited, dated as of September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).

10.3	Modification and Partial Payment Agreement with Oxford International Management dated April 13, 2000

10.4	Subscription Agreement with Advantage Fund II Ltd., dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).

10.5	Subscription Agreement with Koch Investment Group Limited, dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).

10.6	1997 Stock Option and Incentive Plan of Titan (Incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

10.61
Agreement and Plan of Merger between Pro Sports & Entertainment and Feris International, Inc. dated August 20, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2008).

10.62
Amendment to Agreement and Plan of Merger between Pro Sports & Entertainment, Inc. and Feris International, Inc. dated March 10, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008).

10.63
Employment Agreement between Pro Sports & Entertainment, Inc. and Paul Feller dated January 1, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008).

10.64
Share Purchase Agreement with Exclusive Events, S.A. with the “Vendors” (as defined in the Agreement) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 11, 2008).

31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2*	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller, Chief Executive Officer
and Chief Financial Officer

Date:	April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ Paul Feller

Name:	Paul Feller

Title:	Principal Executive Officer
Principal Financial Officer
Chairman of the Board of Directors
sole director

Date:	April 15, 2009