Form 10-K/A
period 2008-12-31
Stratus Media Group, Inc
filed 2009-04-20
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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

STRATUS MEDIA GROUP, INC.
FORM 10-K
DECEMBER 31, 2008

WHY THIS AMENDMENT IS FILED

This amendment to the Annual Report on Form 10K is being filed to reflect a non-cash expense in 2008 of $1,000,000 for impairment of goodwill related to the Company’s Stratus Rewards program and an accrual of $65,316 in 2007 to reserve for a judgment against the Company.

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

As noted in the opinion of our independent financial auditors, “The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has negative cash flow from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.”  For the years 2008 and 2007, the Company incurred net losses of $2,093,267 and $2,665,773. In addition, the Company had accumulated deficits of $14,672,683 and $12,573,916 as of December 31, 2008 and December 31, 2007, and had negative working capital of, $3,704,179 and $6,286,502 as of December 31, 2008 and 2007.  During 2009, the Company expects to raise capital and initiate the operation of events and the Stratus Rewards program.  However, until such time as operations are established with positive cash flows, the Company will require capital to continue as a going concern.

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

Condensed, Summary Income Statement and Balance Sheet

	Years Ended December 31,
	2004	2005	2006	2007	2008
Condensed, Summary Income Statement
Event revenues	$2,554,600	$89,876	$-	$129,259	$33,606
Stratus White Card revenues	-	153,436	380,989	179,502	6,583
Total revenues	2,554,600	243,312	380,989	308,761	40,189

Total cost of revenues	2,533,619	537,929	9,250	76,120	24,679
Gross profit	20,981	(294,617)	371,739	232,641	15,510

Total operating expenses	2,655,543	1,429,523	1,102,623	3,116,912	2,021,603
Loss from operations	(2,634,562)	(1,724,140)	(730,884)	(2,884,271)	(2,006,093)

Other (income)/Expense	6,329	-	(128,054)	(380,659)	(99,315)
Interest expense	69,096	112,890	137,870	162,161	186,489
Total other (income)/expenses	75,425	112,890	9,816	(218,498)	87,174
Net loss	$(2,709,987)	$(1,837,030)	$(740,700)	$(2,665,773)	$(2,093,267)

Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.02)	$(0.05)	$(0.04)
Basic and diluted weighted-average common shares	44,007,814	46,374,669	48,364,526	48,845,906	53,959,831

	As of December 31,
	2004	2005	2006	2007	2008

Condensed, Summary Balance Sheet
Total current assets	$120,403	$528,893	$405,865	$187,853	$219,163
Property and equipment, net	21,647	38,149	25,530	12,913	2,469
Intangible assets, net	3,356,339	4,519,818	4,474,408	4,428,998	4,067,355
Goodwill	0	2,073,345	2,073,345	2,073,345	1,073,345
Total assets	$3,498,389	$7,160,205	$6,979,148	$6,703,109	$5,362,332

Current liabilities
Bank overdraft	$-	$6,100	$66,980	$-	$-
Accounts payable	779,470	831,414	908,587	622,411	633,605
Deferred salary, legal judgment, and line of credit	901,094	1,506,867	1,741,702	1,610,828	65,316
Accrued interest	242,538	395,092	527,523	1,061,136	193,421
Other accrued expenses and other liabilities	228,852	514,619	380,073	608,219	815,942
Loans and notes payable	873,463	1,101,450	1,120,085	1,486,791	1,177,005
Event acquisition liabilities	913,761	1,153,761	1,153,761	1,153,760	913,760
Deferred revenue	-	165,309	102,475	6,917	-
Redemption fund reserve	-	482,647	346,806	124,293	124,293
Total current liabilities	3,939,178	6,157,259	6,347,992	6,674,355	3,923,342
Non-current portion of notes payable	0	1,000,000	1,000,000	1,000,000	1,000,000
Total liabilities	3,939,178	7,157,259	7,347,992	7,674,355	4,923,342

Total shareholders' equity/(deficit)	(440,789)	2,946	(368,844)	(971,246)	438,990
Total liabilities and shareholders' equity/(deficit)	$3,498,389	$7,160,205	$6,979,148	$6,703,109	$5,362,332

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

Operating Expenses

Our selling, general and administrative expenses include personnel, rent, travel, office and other costs for selling and promoting events and running the administrative functions of the Company.  Legal and professional services are paid to outside attorneys, auditors and consultants are broken out separately given the size of these expenses relative to selling, general and administrative expenses. Operating expenses also include expenses for impairment of goodwill.

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

We perform a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the fair value of an intangible asset below its carrying amount. We engaged an outside service provider, who computed the estimated fair value of our intangible assets at December 31, 2008, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated fair value of the reporting unit to the carrying value of the reporting unit. As of December 31, 2008, the Company determined that the $255,000 value of the Snow & Ski Tour and the $61,233 value of the Millrose games were impaired and $1,000,000 of goodwill for Stratus was impaired and these amounts were written off as of that date, net of $301,233 reduction in related liabilities, for a net charge of $1,015,000 taken to operating expenses.

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

As of December 31, 2008, the Company had a deferred tax asset of $6,024,758 that was fully reserved and a net operating loss carryforward of approximately $12,000,000 for Federal purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

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

Results of Operations

The following table shows information derived from our consolidated statements of operations expressed as a percentage of revenues for the periods presented:

	Year Ended December 31,
	2008	2007
Net revenues
Event revenues	83.6%	41.9%
Stratus revenues	16.4%	58.1%
Total revenues	100.0%	238.9%

Cost of goods sold
Event cost of goods sold	61.4%	24.7%
Stratus cost of goods sold	-%	-%
Total cost of goods sold	61.4%	24.7%

Gross profit	38.6%	75.3%

Total operating expenses	2,504.7%	1,009.5%
Loss from operations	(4,991.6)%	(934.1)%

Net other expenses	216.9%	(70.8)%
Net loss	(2,683.0)%	(863.4)%

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

Operating Expenses

Overall operating expenses for the Current Period were $2,021,603, a decrease of $1,095,309, or 35%, from $3,116,912 in the Prior Period.  General and administrative expenses of $536,545 decreased by $2,032,326, or 79%, from $2,568,871 in the Prior Period, primarily related to stock option expense of $1,713,369 in 2007 and $0 in 2008, net charges for impairment of goodwill and intangible assets of $1,015,000 in 2008 and $0 in 2007 along with lower staffing levels in the Current Period.  Legal and professional services of $414,206 decreased by $75,807, or 16%, from $490,013 in the Prior Period, primarily related to reduced use of outside consultants.  Depreciation and amortization remained relatively constant with $55,852 in the Current Period, compared with $58,028 in the Prior Period.

Other (Income)/Expense

Other income decreased by a total of $281,344, or 74%, from a gain of $380,659 in Prior Period to a net gain of $99,315 in the Current Period. Other expenses in the Prior Period included a gain of $560,549 on the writeoff for accounts payable related to events that were canceled in 2004 and 2005 offset by $106,233 of accounting expense adjustments related to the effective closure of the Stratus program in 2007 and an accrual of $65,316 for a legal judgment in 2007.  Other income in the Current Period included a $365,579 gain from reversing an accrual for legal judgment when the related court case was dismissed, offset by $70,805 of accruals for a judgment against Stratus related to two former employees, a charge of $216,284 for recording the excess of the market value of common stock issued in the three months ending December 31, 2008 over the amount of liabilities relieved by the issuance of this common stock, and a $20,642 gain from the writeoff of old payables related to events that were canceled.

	Years Ended December 31,
	2008	2007
Other (Income)/Expense
Writeoff of accounts payable related to events canceled in 2004 and 2005	$(20,642)	$(560,549)
Accounting expense adjustments for closure of Stratus Visa program	-	106,233
Increase/(decrease) in legal accruals	(365,579)	65,316
Judgment from two former employees	70,805	-
Fair value of common stock issued in excess of value received	216,284	-
Other	(183)	(8,341)
Net other (income)/expense	$(99,315)	$(380,659)

Interest Expense

Interest expense was $186,489 in the Current Period, an increase of $24,328, or 15%, from $162,161 in the Prior Period, primarily related to higher average debt levels in the Current Period.

Quarterly Results (Unaudited)

The following table sets forth in thousands our unaudited historical revenues, operating income and net loss by quarter during 2007 and 2008:

	Quarter Ended
(Amounts in thousands, except per share amounts)	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
Revenues:
Events	$16	$0	$124	$(10)	$34	$-	$-	$-
Stratus Rewards Visa Card	36	61	50	32	6	1	-	-

Total revenues	52	61	174	22	40	1	-	-
Operating loss	(2,105)	(328)	(150)	(301)	(261)	(233)	(288)	(1,224)
Net loss	$(2,111)	$(366)	$(449)	$260	$66	$(286)	$(269)	$(1,604)

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.01)	$0.01	$0.00	$(0.01)	$0.00	$(0.03)
Weighted average shares (000):
Basic and diluted	48,747	48,640	48,788	49,046	49,440	55,006	55,082	55,277

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

Operating Activities

Operating cash flows for 2008 reflects our net loss of $(2,093,217), offset by changes in working capital of $335,825 impairment of goodwill of $1,000,000 non-cash items (depreciation and amortization) of $55,852 and expense for value of stock issued in excess of liabilities received of $216,283. The change in working capital is primarily related to a net of $76,233 from writing off intangible assets and related liabilities for the Snow Tour, $240,000 of accrued salaries, $183,234 of accrued interest, and $207,723 of accrued liabilities, off set by reversing a $365,579 reserve for a legal action that was dismissed.

Operating cash flows for 2007 reflects our net loss of $(2,665,773), offset by changes in working capital of $802,140, non-cash stock option expense of $1,713,369 and non-cash items (depreciation, amortization and accretion of warrants liability) of $66,578. The change in working capital is primarily related to increases of $246,145 in accounts payable, $240,000 in deferred salary, $168,034 in accrued interest and $228,146 in other accrued expenses.

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

Goldman Parks Kurland Mohidin LLP
Encino, California
April 13, 2009

STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

Current assets
Cash	$800	$196
Restricted cash	162,855	162,855
Receivables	10,165	-
Deposits and prepaid expenses	35,861	15,320
Inventory	9,482	9,482
Total current assets	219,163	187,853

Property and equipment, net	2,469	12,913
Intangible assets, net	4,067,355	4,428,998
Goodwill	1,073,345	2,073,345
Total assets	$5,362,332	$6,703,109

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$633,605	$622,411
Deferred salary	-	1,545,512
Accrued interest	193,421	695,557
Accrued expenses - legal judgment	65,316	430,895
Other accrued expenses and other liabilities	815,942	608,219
Line of credit	-	68,041
Loans payable to shareholders	767,488	1,013,750
Current portion of notes payable - related parties	90,000	90,000
Notes payable	319,517	315,000
Event acquisition liabilities	913,760	1,153,760
Deferred revenue	-	6,917
Redemption fund reserve	124,293	124,293
Total current liabilities	3,923,342	6,674,355

Non-current liabilities
Non-current portion of notes payable - related parties	1,000,000	1,000,000

Total liabilities	4,923,342	7,674,355

Commitments and contingencies

Shareholders' equity/(deficit)
Preferred stock, $0.01 par value: 5,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized 57,130,879 and 49,046,280 shares issued and outstanding, respectively	57,132	49,046
Additional paid-in capital	15,154,541	11,553,624
Stock subscription receivable	(100,000)	-
Accumulated deficit	(14,672,683)	(12,573,916)
Total shareholders' equity/(deficit)	438,990	(971,246)

Total liabilities and shareholders' equity/(deficit)	$5,362,332	$6,703,109

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2008	2007

Net revenues
Event revenues	$33,606	$129,259
Stratus revenues	6,583	179,502
Total revenues	40,189	308,761

Cost of revenues
Event cost of goods sold	24,679	76,120
Stratus cost of goods sold	-	-
Total cost of goods sold	24,679	76,120

Gross profit	15,510	232,641

Operating expenses
General and administrative	536,545	2,568,871
Impairment of intangible assets	1,015,000	-
Legal and professional services	414,206	490,013
Depreciation and amortization	55,852	58,028
Total operating expenses	2,021,603	3,116,912

Loss from operations	(2,006,093)	(2,884,271)

Other (income)/expenses
Other (income)/expense	(99,315)	(380,659)
Interest expense	186,489	162,161
Total other expenses	87,174	(218,498)

Net loss	$(2,093,267)	$(2,665,773)

Basic and diluted earnings per share	$(0.04)	$(0.05)

Basic and diluted weighted-average common shares	53,959,831	48,845,906

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF STOCKHOLDER’S EQUITY / (DEFICIT)

					Stock
	Common Stock		Additional	Accumulated	Subscription
	Shares	Amount	Paid-In Capital	Deficit	Receivable	Total

Balance at December 31, 2005	48,437,198	$48,437	$9,121,953	$(9,167,444)	$-	$2,946

Issuance of common stock for cash	191,182	191	334,809			335,000
Offering cost related to issuance of common stock settled in stock options						0
Value of stock options granted to consultants for services			33,910			33,910
Net loss				(740,699)		(740,699)
Balance at December 31, 2006	48,628,380	48,628	9,490,672	(9,908,143)	0	(368,843)

Issuance of common stock for cash	417,900	418	349,583	0		350,001
Value of stock options granted to officer			1,713,369			1,713,369
Net loss				(2,665,773)		(2,665,773)
Balance at December 31, 2007	49,046,280	49,046	11,553,624	(12,573,916)	0	(971,246)

Issuance of common stock for cash	746,254	747	624,253			625,000
Issuance related to reverse merger	5,500,000	5,500	0	(5,500)		-
Stock issued for accrued interest	102,840	103	163,414			163,517
Stock issued to settle amounts owed to shareholder and officer of Company	1,735,505	1,736	2,596,967			2,598,703
Expense for value of stock issued in excess of liabilities relieved			216,283			216,283
Stock subscription receivable					(100,000)	(100,000)
Net loss				(2,093,267)		(2,093,267)
Balance as of December 31, 2008	57,130,879	$57,132	$15,154,541	$(14,672,683)	$(100,000)	$438,990

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,093,267)	$(2,665,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,852	58,028
Impairment of goodwill and events, net of related liabilities	1,316,233	-
Accretion of warrants liability	-	8,550
Expense for value of stock issued in excess of liabilities relieved	216,283	-
Stock compensation expense	-	1,713,369
(Increase) / decrease in:
Receivables	(10,165)	12,778
Deposits and prepaid expenses	(20,541)	2,595
Increase / (decrease) in:
Accounts payable	11,194	(314,404)
Deferred salary	240,000	240,000
Accrued interest	183,234	168,034
Accrued expenses - legal judgment	(365,579)	65,316
Other accrued expenses and other liabilities	207,723	228,146
Event acquisition liabilities	(240,000)	-
Deferred revenue	(6,917)	(95,558)
Net cash used in operating activities	(505,950)	(578,919)

Cash flows from financing activities:
Payments of bank overdraft	-	(66,980)
Payments of line of credit	(68,041)	(2,570)
Proceeds/(payments) - loans payable to shareholders	(54,922)	108,665
Proceeds from notes payable-related parties (current)	4,517	190,000
Proceeds from issuance of common stock for cash	625,000	350,000
Net cash provided by financing activities	506,554	579,115

Net change in cash and cash equivalents	604	196

Cash and cash equivalents, beginning of year	196	-

Cash and cash equivalents, end of year	$800	$196

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for subscription receivable	$330,000	$-
Conversion of accrued interest into common stock	$163,516	$-
Conversion of loans, accrued salary, accrued interest and expenses due to an officer and shareholder of the company into common stock	$2,759,453	$-

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

2.    Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations.  The Company had net losses for 2008 and 2007 of $2,093,267 and $2,665,773, respectively.  As of December 31, 2008, the Company had negative working capital of $3,704,179 and cumulative losses of $14,672,683.  Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the three months ended December 31, 2008, the Company raised $20,000 in capital through the issuance of common stock and collected $50,000 from a stock subscription receivable.  The Company is actively seeking additional capital to establish operations, restart the card and event businesses and complete and integrate targeted acquisitions.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

We perform a goodwill impairment test annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amounts. We engaged an outside service provider, who computed the estimated fair value of our events and card operations at December 31, 2008, using a discounted future cash flow method. The service provider computed future projected cash flows using information that we provided, including estimated future results of the events and card operations. We then compared the estimated fair value of the reporting unit to the carrying value of the reporting unit. As of December 31, 2008, the Company determined that the $255,000 value of the Snow & Ski Tour and the $61,233 value of the Millrose games were impaired and these amounts were written off as of that date and goodwill for Stratus was deemed to be impaired by $1,000,000. After a reduction in liabilities of $301,233, the net of $1,015,000 for these items was an operating expense in 2008.

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

As of December 31, 2008, the Company had a deferred tax asset of $6,024,758, that was fully reserved and a net operating loss carryforward of approximately $12,000,000 for Federal purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

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

On August 18, 2008, two judgments totaling approximately $70,805 were entered against Stratus related to wage claims for two former employees.  This amount was taken as an expense in the three months ended September 30, 2008.

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

In accordance with SFAS No. 142, the Company’s goodwill and intangible assets, other than the purchased licensed technology and the membership list for Stratus, are considered to have indefinite lives and are therefore no longer amortized, but rather are subject to annual impairment tests. The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record an impairment if warranted by adverse changes in facts and circumstances.  As of December 31, 2008, the Company determined that the $255,000 value of the Snow & Ski Tour, the $61,233 value of the Millrose games and $1,000,000 of Stratus goodwill was impaired and these amounts were written off as of that date with a charge taken to operating expenses.  The purchased licensed technology and membership list are being amortized over their estimated useful life of 10 years.  For the years ended December 31, 2007 and  2008, amortization expense was $45,410 and $34,058, respectively.

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

As of December 31, 2008, the Company determined that the value of the Snow and Ski Tour was impaired and wrote off the asset of $255,000 and the related acquisition liability of $240,000, with the $15,000 difference recorded as impairment expense.

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

18.     Quarterly Results (Unaudited)

	Quarter Ended
(Amounts in thousands, except per share amounts)	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
Revenues:
Events	$16	$0	$124	$(10)	$34	$-	$-	$-
Stratus Rewards Visa Card	36	61	50	32	6	1	-	-

Total revenues	52	61	174	22	40	1	-	-
Operating loss	(2,105)	(328)	(150)	(301)	(261)	(233)	(288)	(208)
Net loss	$(2,111)	$(366)	$(449)	$260	$66	$(286)	$(269)	$(1,604)

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.01)	$0.01	$0.00	$(0.01)	$0.00	$(0.03)
Weighted average shares (000):
Basic and diluted	48,747	48,640	48,788	49,046	49,440	55,006	55,082	55,277

19.     Income taxes

Significant components of the Company's deferred tax assets for federal income taxes for as of December 31, 200 and 2007 consisted of the following:

	December 31,
	2008	2007
Net operating loss carryforward	$4,920,659	$4,189,668
Amortization	(560,692)	(541,238)
Stock option compensation	904,334	904,334
Deferred compensation	764,913	662,097
Deferred state tax	(390,917)	(328,178)
Other	386,471	301,870
Valuation allowance	(6,024,758)	(5,188,553)
Net deferred tax asset	$-	$-

As of December 31, 2008 and 2007, the Company had net operating loss carry-forwards (“NOL”) for federal and state income tax purposes of approximately:

	December 31,
	2008	2007
Combined NOL:
Federal	$12,000,000	$10,300,000
California	9,500,000	7,800,000

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

A reconciliation of the income tax credit computed at the federal statutory rate to that recorded in the financial statements for 2008 and 2007 is as follows:

	December 31, 2008			December 31, 2007
Rate reconciliation:
Federal credit at statutory rate	$(711,711)	34.00%		$(906,363)	34.00%
State tax, net of Federal benefit	(122,695)	5.86%		(156,981)	5.89%
Change in valuation allowance	836,488	(39.96%	)	1,065,870	(39.98%)
Other	(1,282)	0.06%		(1,726)	0.06%
Total provision	$800	(0.04%	)	$800	(0.03%)

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

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller, Chief Executive Officer

Date:	April 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ Paul Feller

Name:	Paul Feller

Title:	Principal Executive Officer
Chairman of the Board of Directors
sole director

By:	/s/ John Moynahan

Name:	John Moynahan

Title:	Acting Principal Financial Officer

Date:	April 17, 2009