Form 10-K/A
period 2008-12-31
Stratus Media Group, Inc
filed 2009-04-30
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 2

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

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock par value $0.001

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

Why This Amendment is Being Filed

This amendment to the Annual Report on Form 10K is being filed to include the information required in Part III of  the Annual Report on Form 10K with respect to officers, directors and auditors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth, as of April 30, 2009, the names of, and certain information concerning, our directors:

Name	Age	Position	Director Since	End of Term
Paul Feller	44	Chief Executive Officer and Chairman of the Board	1999	2012
Randall Cross	55	Director	2009	2012
Glenn Golenberg	68	Director	2009	2012

Paul Feller - Mr. Feller has been involved with the management of live entertainment events for over 15 years. He has been the President & CEO of Pro Sports & Entertainment, Inc. since November 1998 except during the period from February 2002 to November of 2004 when he left to work on his M.B.A .at Pepperdine University. Prior to founding Pro Sports & Entertainment, he served as COO and CEO of PSI, an international live entertainment business which operated sports events in Asia, Europe and North America. Mr. Feller had responsibility for developing PSI’s new markets in China and the US. He negotiated agency rights and agreements with the America’s Cup syndicate, Professional Volleyball Tour, Disney’s Freedom Bowl, Andretti Indy Racing Team, Long Beach Marathon, and both the Vancouver Open and ATP Shanghai Open Tennis Tournaments. As head of PSI’s Asia division, Mr. Feller managed a $35 million revenue operation, developed agreements with STAR Television and China’s CCTV and operated the first international professional soccer tournament in China. He has been a member of the Los Angeles Sports Council, Orange County Sports Council, Asia International Business and Entertainment Association, US Professional Cycling Association, and the UK Professional Cycling Association. Prior to PSI, Mr. Feller was a vice president of marketing and sales with Osborne Computer Corporation and a senior engineer with McDonnell Douglas. He graduated from Purdue University with a B.S. in Mechanical Engineering and is pursuing a Juris Doctorate from Columbus University Law School and an M.B.A .at Pepperdine University.

Randall (“Randy”) Cross – played football for the University of California, Los Angeles, where he received All Conference honors, All American honors and played an important role in the UCLA victory at the Rose Bowl in 1976.  After being drafted in the second round of the 1976 NFL draft by the San Francisco 49ers,  Mr. Cross played professional football with the San Francisco 49ers from 1976 to 1988, where he received six All Pro selections, three Pro Bowl selections and was a key player in the 49ers’ Superbowl championships in 1982, 1985 and 1989.  Since 1989, he has been a broadcaster and analyst of the NFL for CBS and NBC, working on both network’s coverage of NFL regular season, playoff and Superbowl games.  He currently co-hosts “The Opening Drive” with Bob Papa on the Sirius Radio NFL Network.  Off the field, Mr. Cross has been involved in marketing and promotions in several areas, including insurance, commodities and local and national retail sales.  Mr. Cross joined the board in April 2009.

Glenn Golenberg - has been engaged in the financial services industry since 1966 and been involved in transactions that have historically included mergers and acquisitions, initial public offerings (IPO's), financial restructurings, venture capital financings, and leveraged buyouts (LBO's).  Prior to that time, Mr. Golenberg was a C.P.A. with Arthur Andersen.  Since 1978, Mr. Golenberg has been a co-founder and Managing Director of Golenberg & Company, a merchant banking firm that invests in and offers financial advisory services to a wide variety of businesses.  He is also a Managing Director of The Bellwether Group, a merchant bank which provides strategic and financial consulting services to expansion-stage emerging technology and life-science related companies.   Mr. Golenberg is a Director of Grill Concepts, Inc. and has been a director of numerous publicly held companies in the past.  He is also Senior Advisor to Outsource Partners International, Inc., a director of Virtual Media Group Ltd., founder and director of K/E Medical Centers, and co-vice chairman of Skyview Capital.   Mr. Golenberg was a member of the Business Advisory Council at his alma mater, Miami University in Oxford, Ohio, and served on the Graduate Executive Board of the Wharton Graduate School of the University of Pennsylvania, where he received his M.B.A. degree.   Mr. Golenberg joined the board in April 2009.

Executive Officers

The following table sets forth, as of April 30, 2009, the name of, and certain information concerning, our acting chief financial officer (who does not serve as a director):

Name	Age	Position
John Moynahan	51	Acting Chief Financial Officer (Consultant)

John Moynahan -  With over 29 years of business experience, Mr. Moynahan has been a treasurer for four years and CFO for 14 years of publicly-traded companies ranging from development stage to a billion dollars in annual revenues. During this span, Mr. Moynahan has been responsible for SEC reporting and compliance, successfully executing an IPO, completing over $500 million in debt financings, over $120 million in equity financings, and investigating and closing acquisitions with companies such as Fischer Scientific Group, Card Systems Solutions, Inc., Innovative Technology Applications, Inc., and Xybernaut Corporation.   Mr. Moynahan has been the President of Novastar Group, Inc., a financial consulting and advisory firm, from June 2006 to present,  Senior Vice President and Chief Financial Officer of Who’s Your Daddy, Inc. from May 2007 to September 2008,  Senior Vice President and Chief Financial Officer of Xybernaut Corporation from 1999 to 2004 and from 2005 to 2006, and the Vice President of Finance and Corporate Development of Innovative Technology Application Inc. from 2004 to 2005. Mr. Moynahan began his career in the New York City office of Ernst & Young in 1979.  He received a B.A. from Colgate University, where he was elected to the Phi Beta Kappa honor society, an M.B.A from New York University and a C.P.A. from New York State.   Mr. Moynahan is also a co-inventor on five issued U.S. patents and over 100 corresponding international patents.

Family Relationships

 There are no family relationships among the directors and officers.

Term of Office

Our directors and officers hold office until the earlier of their death, resignation, or removal or until their successors have been qualified.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, since December 31, 2007, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Paul Feller, Chief Executive Officer and Chairman of the Board	1	-	Form 5

Code of Ethics

We have not adopted a Code of Ethics that is applicable to our directors and our employees, but we intend to do so within the next year.

The Board of Directors and Committees

The Board is responsible for the supervision of the overall affairs of the Company. As the board of directors had only one member in 2008, no meetings were held and all actions by the board were taken by consent.

Audit Committee

The Audit Committee’s responsibilities include, but are not limited to, the following:

• appointing, evaluating and retaining the independent registered public accounting firm,

• reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and disclosures,

• discussing our systems of internal control over financial reporting, and

• meeting independently with the independent registered public accounting firm and management.

The audit committee was inactive in 2007 and 2008, but the Company intends to reestablish the audit committee during 2009.

Compensation Committee

The Compensation Committee administers the Company’s compensation and benefit plans, in particular, the incentive compensation and equity-based plans, and approves salaries, bonuses, and other compensation arrangements and policies for the Company’s officers, including the Chief Executive Officer.  The compensation committee was inactive in 2007 and 2008, but the Company intends to reestablish the compensation committee during 2009.

ITEM 11.                                              EXECUTIVE COMPENSATION

Overview of Executive Compensation Program

Until the Compensation Committee is established, the board of directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The board seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Executive Compensation

The following table sets forth information concerning the compensation earned by our Chief Executive Officer during fiscal 2008 and 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Paul Feller, Chief Executive Officer and Chairman of the Board	2008	$240,000(1)	$-0-	$-0-	$-0-	$-0-	$-0-	$240,000
	2007	$240,000(1)	$-0-	$-0-	$1,713,369(2)	$-0-	$-0-	$1,953,369

[Missing Graphic Reference]
(1) Accrued but unpaid and accumulated in deferred salary.
(2)             Black-Scholes value for options to purchase 4,865,895 shares granted on January 1, 2007 pursuant to an employment agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information relating to unexercised and outstanding options for each named executive officer as of December 31, 2008. No other equity awards otherwise reportable in this table had been granted to any of our executive officers as of that date.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul Feller, Chief Executive Officer and Chairman of the Board	4,862,895	—	$1.79	1/1/2012

Director Compensation

Board of Directors Compensation:

No compensation was paid to board members in 2008 or 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2009, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors,  executive officers, beneficial owners known by the Company of more than five percent of the outstanding shares of our Common Stock and by our directors and executive officers as a group. Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended does not necessarily indicate ownership for any other purpose, and generally includes voting or investment power with respect to the shares and shares which such person has the right to acquire within 60 days of April 30, 2009.

		Amount and Nature
	Title of Class	of Beneficial		Percent
Beneficial Owner(1)	of Stock	Ownership(2)		of Class*
5% Stockholders:
Ralph Feller	Common	9,405,000		16.3
Directors and executive officers:
Paul Feller, Chief Executive Officer and Chairman of the Board	Common	30,853,400	(3)	53.5
Randall Cross, Director	Common	-	(4)	-
Glenn Golenberg, Director	Common	-	(4)	-
John Moynahan, Acting Chief Financial Officer	Common	519,061	(5)	0.9
All current directors and executive officers as a group (5 Persons)	Common	31,372,461		54.4
_______________________

*	Based on 57,673,427 shares of Common Stock outstanding as of April 30, 2009.
(1)	The address for each of the individuals listed in the table is c/o Stratus Media Group, Inc., 8439 West Sunset Boulevard, West Hollywood, CA 90069
(2)	The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.
(3)	Includes 25,255,000 shares held directly and options to purchase 4,862,895 shares that are fully vested.
(4)
Each director received an option grant of 450,000 shares that vests one third at the end of three years.  This table shows shares that are vested within 60 days of this report and accordingly, no shares are included for them.

(5)
Option issuance is conditioned on mutual agreement regarding employment contract with Mr. Moynahan.  If issued, such options would vest one third upon issuance, one third at the end of the first year of employment and the final third at the end of the second year of employment.

Employment Agreements

The Company has an Employment Agreement (“Agreement”), dated January 1, 2007, with its President and Chief Executive Officer that expires on January 1, 2013.  This Agreement requires the Company to offer a non-qualified stock option to purchase 10% of the fully diluted shares of the Company’s capital stock issued and outstanding on January 1, 2007, the effective date of the Agreement.  The stock option has a term of five years at an exercise price of $1.79 per share for 4,862,894 shares, vested immediately on the date of the agreement and is not assignable. This stock option is subject to a customary anti-dilution provision with respect to any stock splits, mergers, reorganizations and other such events. The length of this Agreement is five years from the effective date unless the employment is terminated for another cause. During the duration of this Agreement, the Chief Executive Officer is entitled to an annual salary of $240,000 and a bonus of $250,000 in the event a Valuing Event causes the Company to be valued in excess of $100,000,000 and an additional bonus of $500,000 in the event a Valuing Event causes the Company to be valued in excess of $500,000,000. For the years ended December 31, 2008 and December 31, 2007, no bonuses have been paid by the Company in relation to this Agreement.

Future minimum payments under this employment agreement are as follows as of December 31, 2008:

Years Ending December 31,	Amount

2009	$240,000	,
2010	240,000
2011	240,000
2012	240,000
	$960,000

Consulting Agreements

John Moynahan has provided accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007.  This consulting agreement calls for Mr. Moynahan to be reimbursed for his travel expenses and to receive $100 per hour for services provided to the Company, with a maximum of 40 hours per week to be billed to the Company.  Upon the Company raising $2 million in capital, Mr. Moynahan is entitled to receive approximately $22,000 of amounts due to him from 2007 that were deferred.

The Company is in the process of negotiating an employment agreement with John Moynahan. Under the proposed agreement, Mr. Moynahan's annual salary may not be less than $220,000. The proposed agreement further provides that Mr. Moynahan will receive annual stock options as approved by the Board of Directors, for which a minimum of 1,557,183 options to purchase shares of common stock are currently reserved for issuance upon finalization of the proposed agreement. The exercise price for these options shall be the per share value of Company’s common stock at the time at such time as the proposed agreement is finalized and executed.  Each of the options granted shall have a term of five years, shall vest one third upon grant, one third at the end of the first year of employment and one third at the end of the second year of employment.  Such options shall terminate forty-five (45) days after the Executive’s employment with the Company is terminated if such termination is for Cause or is a the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above shall be subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events. No such options have been granted to date.

Option Plans

The Company intends to adopt, but has not yet completed, its Stock Compensation Program (the “Stock Compensation Program”).  This program is intended to provide key employees, vendors, directors, consultants and other key contributors to Company growth an opportunity to participate in the Company’s success.  It is estimated that 15% of total shares outstanding will be authorized in options and reserved for this program.  Awards under the program may be made in the form of incentive stock options, nonqualified stock options, restricted shares, rights to purchase shares under a employee stock plan, grants of options to non-employee directors, and or other specified stock rights as defined under the plan.  Subject to Shareholder approval, the Company plans to adopt a new stock option plan in 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of March 31, 2009 regarding compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	5,738,509	$2.63	-
Total	5,738,509	$2.63	-

The above-referenced stock option grants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to us by the recipients.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Director Independence

 As of December 31, 2008 our board consisted of Mr. Paul Feller, who was not an independent director as defined by NASDAQ rules.  As of April 30, 2009 our board of directors is comprised of a majority of independent directors as defined by NASDAQ Rules.

Independent Directors.  As of April 30, 2009 the independent directors of the Board were Randy Cross and Glen Golenberg.  Each of these directors qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Stock Market. In addition, our chairman of the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our chairman of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current, independent registered public accounting firms for 2008 and 2007 are as follows:

	2008	2007
Annual audit and quarterly review fees	$60,000	$60,000
Tax Fees	$-	$-

Annual audit and quarterly review fees

Audit and audit-related fees consist of fees for the audit of our financial statements, the review of our interim financial statements and other audit services, including the review of and, as applicable, consent to documents filed by us with the Securities and Exchange Commission.

Tax Fees

Tax fees consist of fees for tax compliance, including the preparation of tax returns, tax advice, and tax planning services. Tax advice and tax planning services relate to advice regarding mergers and acquisitions and assistance with tax audits and appeals.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller, Chief Executive Officer

Date:	April 30, 2009