Form 10-Q
period 2009-03-31
Stratus Media Group, Inc
filed 2009-05-15
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-24477

STRATUS MEDIA GROUP, INC.

(Exact name of Registrant as specified in its charter)

Nevada	#86-0776876

(State of Incorporation)	(I.R.S. Employer Identification No.)

8439 West Sunset Boulevard, West Hollywood, CA 90069
(Address of principal executive offices)

(323) 656-2222
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indiate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period registrant was required to submit and post such files).   Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," “accelerated filer,” and “smaller reporting company: in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (Do not check if smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 14, 2009: 57,689,687.

STRATUS MEDIA GROUP, INC.
FORM 10-Q
MARCH 31, 2009

INDEX

PART I — FINANCIAL INFORMATION ITEM I — FINANCIAL STATEMENTS
STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash	$212	$800
Restricted cash	162,855	162,855
Receivables	10,165	10,165
Deposits and prepaid expenses	35,861	35,861
Inventory	9,482	9,482
Total current assets	218,575	219,163

Property and equipment, net	2,080	2,469
Intangible assets, net	4,056,003	4,067,355
Goodwill	1,073,345	1,073,345
Total assets	$5,350,003	$5,362,332

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$667,618	$633,605
Deferred salary	60,000	-
Accrued interest	221,116	193,421
Accrued expenses - legal judgment	65,316	65,316
Other accrued expenses and other liabilities	879,234	815,942
Loans payable to shareholders	735,127	767,488
Current portion of notes payable - related parties	90,000	90,000
Notes payable	319,517	319,517
Event acquisition liabilities	913,760	913,760
Redemption fund reserve	124,293	124,293
Total current liabilities	4,075,981	3,923,342
Non-current liabilities
Non-current portion of notes payable - related parties	1,000,000	1,000,000
Total liabilities	5,075,981	4,923,342

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized 57,276,464 and 57,130,879 shares issued and outstanding, respectively	57,277	57,132
Additional paid-in capital	15,397,830	15,154,541
Stock subscription receivable	(100,000)	(100,000)
Accumulated deficit	(15,081,085)	(14,672,683)
Total shareholders' equity	274,022	438,990
Total liabilities and shareholders' equity	$5,350,003	$5,362,332

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Net revenues
Event revenues	$-	$33,606
Stratus revenues	-	5,533
Total revenues	-	39,139

Cost of revenues
Event cost of sales	-	25,162
Total cost of sales	-	25,162

Gross profit	-	13,977

Operating expenses
General and administrative	319,497	143,745
Legal and professional services	49,701	116,960
Depreciation and amortization	11,743	14,507
Total operating expenses	380,941	275,212

Loss from operations	(380,941)	(261,235)

Other (income)/expenses
Other (income)/expense	-	(374,053)
Interest expense	27,460	46,745
Total other expenses	27,460	(327,308)

Net income/(loss)	$(408,401)	$66,073

Basic and diluted earnings per share	$(0.01)	$0.00

Basic and diluted weighted-average common shares	57,249,712	50,329,343

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income/(loss)	$(408,401)	$66,073
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	11,743	14,507
Expense for value of stock issued in excess of value received	102,257	-
Stock compensation expense	9,174	-
Increase / (decrease) in:
Accounts payable	34,013	(3,849)
Deferred salary	60,000	60,000
Accrued interest	27,695	46,057
Accrued expenses - legal judgment	-	(365,579)
Other accrued expenses and other liabilities	63,292	91,254
Deferred revenue	-	(5,535)
Net cash used in operating activities	(100,227)	(97,072)

Cash flows from financing activities:
Proceeds from bank overdraft	-	6,006
Payments of line of credit	-	(1,530)
Payments on loans payable to shareholders	(32,361)	(7,600)
Proceeds from issuance of common stock for cash	132,000	100,000
Net cash provided by financing activities	99,639	96,876

Net change in cash and cash equivalents	(588)	(196)

Cash and cash equivalents, beginning of period	800	196

Cash and cash equivalents, end of period	$212	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

1.	Business

Business

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. , on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the Stratus, resulting in Stratus becoming a wholly-owned subsidiary of Feris and  the surviving entity for accounting purposes (“Reverse Merger”).

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

Management's Plan of Operations

The Company has suffered losses from operations and currently lacks liquidity to meet its current obligations.  The Company had a net loss for the three months ended March 31, 2009 of $408,401 and net income for the three months ended March 31, 2008 of $66,073.  As of  March 31, 2009, the Company had negative working capital of $3,857,406 and cumulative losses of $15,081,085.  Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the three months ended March 31, 2009, the Company raised $120,000 in capital through the issuance of common stock.  The Company is actively seeking additional capital.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result if the Company becomes unable to continue as a going concern.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the financial statements for the most recent fiscal year 2008 for the Company have been omitted.  The results of operations for the three months ended March 31, 2009  and  2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Report on Form 10-K, as amended, that included audited results for the years ended December 31, 2008 and 2007.

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

Net Loss per Share

Basic and diluted loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share also includes the effect of stock options and other common stock equivalents outstanding during the period, and assumes the conversion of the Company's stock options and warrants are dilutive. For the three months ended March 31, 2009, no potentially dilutive shares have been excluded from diluted loss per share since the options and warrants are out of the money and thus antidilutive.

3.	Litigation

In connection with a settlement agreement in May 2005, a judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event of $482,126 plus interest.  The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs.  As of December 31, 2005, the Company recorded the $482,126 amount of the judgment.  On July 31, 2008, Stratus Management and Core Tour agreed to a settlement whereby Stratus will retain all rights of the Core Tour events in exchange for payment of $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock as of that date, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.  The Company is in negotiations regarding payment of the $482,126.

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

In or around October 2008, the Company was made aware by a third party that HollyRod Foundation (“HollyRod”), a California non-profit corporation, filed a lawsuit in the Superior Court of California, County of Los Angeles, seeking to collect $100,000 of sponsorship fees related to the Company’s sponsorship of a function held by HollyRod in Phoenix Arizona in January 2008 related to the Super Bowl.  In February 2009, Hollyrod filed a motion for summary judgment with the court.  The Company believes the case presented by HollyRod is without merit and that HollyRod breached the agreement by failing to perform on nearly all required actions required of HollyRod in the sponsorship agreement.  The Company has notified HollyRod that the Company has not been properly served and, upon being properly served, the Company intends to vigorously defend this action and believes it will prevail, but there can be no assurance that it will do so.  The Company has not taken a charge in the three months ended March 31, 2009 for this action.

4.  Acquisition of Stratus Rewards

In August 2005, the Company acquired the business of Stratus Rewards, a credit card rewards program.

The total consideration for this acquisition was $3,000,000, with the Company entering into a note payable of $1,000,000 and issuing 666,667 common shares valued at $2,000,000. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding of a minimum amount of $3,000,000.

The results of operations of the business acquired have been included in the Company’s Statements of Operations from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair market values and estimated useful lives for property and equipment and an independent valuation for certain identifiable intangible assets was acquired.

The sponsoring bank that ran the program when the Company acquired Stratus Rewards stopped processing new members and sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  While several cardmembers are continuing to use their cards with the sponsor bank, the Stratus Rewards program is currently inactive and the Company has not recorded new revenues since October 2007.  The Company is seeking a new sponsoring bank to restart the program, but there can be no assurances that it will be able to do so.

5.	Property and Equipment

Property and equipment as of March 31, 2009 (unaudited) and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
Computers and peripherals	$52,873	$52,873
Office machines	11,058	11,058
Furniture and fixtures	56,468	56,468
	120,399	120,399
Less: accumulated depreciation	(118,319)	(117,930)
	$2,080	$2,469

For the three months ended March 31, 2009 and 2008, depreciation expense was $390 and $3,154, respectively.

6.  Goodwill and intangible assets

The following sets forth the intangible assets of the Company as of March 31, 2009 (unaudited) and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(unaudited)
Intangible Assets
Events
● Long Beach Marathon	$300,000	$300,000
● Concours on Rodeo	600,000	600,000
● Santa Barbara Concours d'Elegance	243,000	243,000
● Cour Tour/Action Sports Tour	1,067,069	1,067,069
● Freedom Bowl	344,232	344,232
● Maui Music Festival	725,805	725,805
● Athlete Management	15,000	15,000
Total - Events	3,295,106	3,295,106

Stratus Rewards
● Purchased Licensed Technology, net of Accum. Amort. of $126,903 and $92,293	219,197	227,849
● Membership List, net of accum.amort. of $39,600 and $28,800	68,400	71,100
● Corporate Partner List	23,300	23,300
● Corporate Membership	450,000	450,000
Total - Stratus Rewards	760,897	772,249
Total Intangible Assets	$4,056,003	$4,067,355

In accordance with SFAS No. 142, the Company’s goodwill and intangible assets, other than the purchased licensed technology and the membership list for Stratus Rewards, are considered to have indefinite lives and are not amortized, but rather are subject to annual impairment tests. The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record an impairment if warranted by adverse changes in facts and circumstances. As of December 31, 2008, the Company determined that the $255,000 value of the Snow & Ski Tour, the $61,233 value of the Millrose games and $1,000,000 of Stratus goodwill was impaired and these amounts were written off as of that date with a charge taken to operating expenses.  The purchased licensed technology and membership list are being amortized over their estimated useful life of 10 years.  For the three months ended March 31, 2009 and 2008, amortization expense was $11,352 and $11,352, respectively.

7.  Other accrued expenses and other liabilities

Other accrued liabilities at March 31, 2009 (unaudited) and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
Professional fees	$137,408	$128,908
Travel expenses	177,218	147,509
Consultants fees	236,452	217,199
Payroll tax liabilities	272,447	270,047
Other	55,709	52,279
Total accrued liab	$879,234	$815,942

8. Loans payable to shareholders

The Loans Payable to Shareholders represents a loan from the Company’s President and amounted to the following at March 31, 2009 (unaudited) and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(unaudited)
Loans payable to shareholders, due on demand, with an interest rate of 9.5%	$735,127	$767,488

Interest expense on loans to shareholders for the three months ended March 31, 2009 and 2008 was $17,508 and $23,930, respectively.

9.  Notes payable to related parties

Notes Payable to Related Parties at March 31, 2009 (unaudited) and December, 2008 consisted of the following:

		March 31,	December 31,
		2009	2008
		(unaudited)
●	Note payable to shareholder (unsecured), dated
	January 14, 2005, with maturity date of May 14, 2005.
	The principal amount and accrued interest were payable
	on May 14, 2005, plus interest at 10% per annum. This
	note is currently in default.	$70,000	$70,000

●	Note payable to shareholder (unsecured), dated
	February 1, 2005, with maturity date of June 1, 2005.
	The principal amount and accrued interest were payable
	on June 1, 2005, plus interest at 10% per annum. This
	note is currently in default.	10,000	10,000

●	Note payable to shareholder (unsecured), dated
	February 5, 2005, with maturity date of June 5, 2005.
	The principal amount and accrued interest were payable
	on June 5, 2005, plus interest at 10% per annum. This
	note is currently in default.	10,000	10,000

●	Note payable to shareholder related to purchase of
	of Stratus. The note is payable in eight quarterly equal
	payments over a 24 month period, with the first payment
	due upon completion of the first post-public merger
	funding, with such funding to be at a minimum amount
	of $3,000,000.	1,000,000	1,000,000

	Total	1,090,000	1,090,000
	Less: current portion	90,000	90,000
	Long-term portion	$1,000,000	$1,000,000

For the three months ended March 31, 2009 and 2008, the Company incurred interest expense on these Notes Payable to Related Parties of $2,250 and $2,250, respectively.

10.  Notes payable

The Notes Payable at March 31, 2009 (unaudited) and December 31, 2008 consisted of the following:

		March 31,	December 31,
		2009	2008
		(unaudited)
●	Note payable to non-shareholder (unsecured),
	date January 19, 2005 with maturity date of
	May 19, 2005. The principal amount and accrued
	interest were payable June 1, 2005, plus interest
	at 10% per annum. This note is currently in default.	$125,000	$125,000

●	Note payable to a shareholder (unsecured)
	$100,000 made in August 2008 and $84,517
	made after November 2008. Payable on demand
	and bears interest at 10% per annum.	184,517	184,517

●	Note payable to non-shareholder
	(unsecured). Payable on demand and
	does not bear interest	10,000	10,000

	Total	$319,517	$319,517

For the three months ended March 31, 2009 and 2008, the Company incurred interest expense on these Notes Payable of $7,938 and $7,825, respectively.

11.  Event acquisition liabilities

The following sets forth the liabilities, in relation to the acquisition of events (refer to Note 6), assumed by the Company as of March 31, 2009 (unaudited) and December 31, 2008:

		March 31,	December 31,
		2009	2008
		(unaudited)
●	Concours on Rodeo	$430,043	$430,043
●	Core Tour/Action Sports Tour	483,717	483,717
		$913,760	$913,760

12.  Redemption fund reserve

The redemption fund reserve records the liabilities related to the Company’s obligations to pay for the redemption of rewards from the Stratus credit card rewards program.

13.  Related party transaction

From prior to fiscal year 2006 through the present, the Company has rented office space owned by the Chairman, President and Chief Executive Officer of the Company. The total rent expense accrued by the Company in the three months ended March 31, 2009 and 2008 was $12,000 and $12,000, respectively.  The Company believes that such rents are at or below prevailing market rates and continues to rent this space.

14.  Shareholders’ Deficit

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

During the three months ended March 31, 2009 and 2008 the Company raised $120,000 and $380,000, respectively, through the issuance of 145,580 and 453,728 shares of common stock, respectively.   Of  the stock sold for the three months ended March 31, 2008, $100,000 was collected during those three months and the remaining $280,000 was collected subsequently.

Stock Options

Total non-cash stock option expense for the three months ended March 31, 2009 and 2008 was $0 and $1,713,369, respectively.  On January 1, 2007 we granted 4,862,895 options to purchase shares of our common stock that vested upon grant and we recognized $1,713,369 in expense related to these options in 2007, which was the entire value of the options since they were fully vested.

The fair value of the option granted on January 1, 2007 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

2007
RiskRisk-free interest rate	4.68%
ExpExpected life of option-years	5.0
ExpExpected stock price volatility	70%
ExpExpected dividend yield	—

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

We did not recognize any share-based payment expense in the year ended December 31, 2008.

The following table sets forth the activity of our stock options to purchase common stock:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year As of March 31, 2009	$1.79-$10.75	5,738,509	3.0	2.42	5,738,509	2.42

Warrants

During 2005, the Company granted warrants with rights to purchase 43,283 shares of its common stock with a strike price of $0.84 cents per share. These warrants have terms of five years and the exercise prices for these warrants are to be the share prices applicable in the next Company Financing after February 2005 as a result of the Reverse Merger. The warrants will expire in 2010. The Company valued these warrants, using the Black-Scholes option pricing model, at December 31, 2006 and 2005, at $15,562 and $15,562, respectively, and included this liability in other accrued expenses and other liabilities.  There were no warrants granted in fiscal 2008 or the three months ended March 31, 2009.

These warrants were granted as financing costs related to notes payable agreements with two shareholders and one non-shareholder. The warrants are accounted for as financing costs which were capitalized and amortized over the five-year life of the debt. Total amortization expense for the three months ended March 31, 2009 and 2008 were $0 and $1,813, respectively.

The Company analyzed these warrants in accordance with EITF pronouncement No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Company determined that the warrants should be classified as a liability based on the fact that the number of shares attributable to these warrants is indeterminate.

In connection with the sale of common stock during the three months ended March 31, 2009, five-year warrants were issued to purchase a total of 9,900 shares of our common stock at $2.00 and there were no warrants issued during the three months ended March 31, 2009.  At the respective times of issuance, these warrants were valued at $9,177, which was taken as an operating expense, using the Black-Scholes option pricing model using the following assumptions:

3 Months Ended March 31, 2009
RiskRisk-free interest rate range	1.66-2.07%
ExpExpected life of option-years	5.0
ExpExpected stock price volatility	76.5%
ExpExpected dividend yield	—

15.  Commitments and contingencies

Office space rental

Rent expense for the three months ended March 31, 2009 and 2008 amounted to $46,200 and $12,000, respectively.

Effective April 1, 2008, the Company entered into a lease for office space in West Hollywood, California with a security deposit of $34,200 at a monthly rate of $8,500 from April 1, 2008 to October 31, 2008, and a monthly rent of $11,400 per month from November 1, 2008 until the end of the lease at June 30, 2010.

Contractural obligations

Set forth below is information concerning our known contractual obligations as of March 31, 2009 that are fixed and determinable.

	Total	2009	2010	2011
Debt obligations*	$1,000,000	$375,000	$500,000	$125,000

Rent obligations	301,200	184,800	116,400	-
Total	$1,301,200	$559,800	$616,400	$125,000

* Debt incurred in connection with acuiqisition of Stratus.  Repayment is triggered by first funding of at least $3,000,000.  For purposes of this schedule such funding is assumed to occur by June 30, 2009

Employment Agreement

The Company has an Employment Agreement (“Agreement”), dated January 1, 2007, with its President and Chief Executive Officer, which requires the Company to offer a non-qualified stock option to purchase 10% of the fully diluted shares of the Company’s capital stock issued and outstanding on January 1, 2007, the effective date of the Agreement.  The stock option has a term of five years at an exercise price of $1.79 per share for 4,862,894 shares (which was equal to the fair value) and vested immediately on the date of the agreement. This stock option is subject to a customary anti-dilution provision with respect to any stock splits, mergers, reorganizations and other such events. The length of this Agreement is five years from the effective date unless the employment is terminated for another cause. During the duration of this Agreement, the Chief Executive Officer is entitled to an annual salary of $240,000 and a bonus of $250,000 in the event a Valuing Event causes the Company to be valued in excess of $100,000,000 and an additional bonus of $500,000 in the event a Valuing Event causes the Company to be valued in excess of $500,000,000. For the quarter ended March 31, 2009 and the year ended December 31, 2008, no bonuses have been paid by the Company in relation to this Agreement.

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

16.	Subsequent Events

Subsequent to March 31, 2009, the Company entered into a subscription agreement to sell 413,223 shares of its common stock  for $500,000 and issued warrants to purchase 37,500 shares of its common stock for $2.00.  These warrants have a five-year life.  As of May 14, 2009, $141,500 has been received pursuant to this stock subscription agreement.

On May 1, 2009, the Company entered into a lease agreement for approximately 1,800 square feet of office space in Santa Barbara, California for use as its executive offices.  The lease expires on January 1, 2011 with a three-year renewal term available at an initial rent plus common area charges of approximately $4,400.  The Company intends to retain a portion of its current office space in West Hollywood, California for sales and marketing use and is currently in negotiations with the owner of that property to significantly reduce its leased space and rents at that location.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The business plan of Stratus is to own and operate 100% of all event revenue rights and derive its revenue primarily from ticket and admission sales, corporate sponsorship, television, print, radio, on-line and broadcast rights fees, merchandising, and hospitality activities.  With additional funding, the objective of management is to build a profitable business by implementing an aggressive acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth.  The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues.  The Company intends to promote the Stratus Rewards card and its events together, obtaining maximum cross marketing benefit among card members, corporate sponsors and Stratus events.

Stratus is using a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated or being divested by larger companies with the plan to aggregate them into one large leading live entertainment company.  The strategy is to purchase these events for approximately four to six times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events, with the expectation that the combined EBITDA of the Company from these events will receive a higher valuation multiple in the public markets.

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

Gross Profit

Our gross profit represents revenues less the cost of sales. Our event cost of sales consists of the costs renting the venue, structures at the venue, concessions, and temporary personnel hired for the event.  Cost of sales for the Stratus program are nominal.

Operating Expenses

Our selling, general and administrative expenses include personnel, rent, travel, office and other costs for selling and promoting events and running the administrative functions of the Company.  Legal and professional services are paid to outside attorneys, auditors and consultants are broken out separately given the size of these expenses relative to selling, general and administrative expenses.  Operating expenses also include the non-cash expenses for the value of common stock issued above the value of consideration received and the Black-Sholes costs of options and warrants.

Interest Expense

Our interest expense results from accruing interest on a court judgment, loans payable to shareholders, current portion of notes payable-related parties and notes payable.

The following discussion relates to the operations of Stratus and should be read in conjunction with the Notes to Financial Statements.

Results of Operations for the Three Months Ended March 31, 2009

Revenues

Revenues for the three months ended March 31, 2009  (“Current Period”) were $0, a decrease of $39,139, or 100%, from the $39,139 in revenues realized for the three months ended March 31, 2008 (“Prior Period”).  There were no event revenues in the Current Period and there were $33,606 of event revenues in the Prior Period.  This decrease was related to revenues from a promotional event held in the Prior Period that did not occur in the Current Period.  Stratus card revenues were $0 in the Current Period, a decrease of $5,533, or 100%, from the Prior Period.  The sponsoring bank that ran the program when the Company acquired Stratus stopped providing the Company with statements in October 2007 and formally discontinued the program in March 2008.  The Stratus Rewards program is currently inactive and the Company is actively seeking a new sponsoring bank to restart the program.

Gross Profit

There was $25,162 of event cost of sales for the Prior Period, resulting in gross profit for events of $13,977, or 35.7% of revenues.

Operating Expenses

Overall operating expenses for the Current Period were $380,941, an increase of $105,729, or 38%, from $275,212 in the Prior Period.  General and administrative expenses of $319,497 increased by $175,752, or 122%, from $143,745 in the Prior Period, related to higher consulting fees of $27,020 in the Current Period for higher hours needed to conclude the 2008 and 2007 audits and the Company’s first Annual Report on Form 10K, $34,200 of additional rent expense in the Current Period related to the West Hollywood office space, and $102,257 in non-cash charges for the value of common stock sold over the value received.  Legal and professional services of $49,701 decreased by $67,259, or 58%, from $116,960 in the Prior Period, primarily related to the higher levels of legal activity in the Prior Period related to the Company’s reverse merger and initial SEC filing in the Prior Period.  Depreciation and amortization remained relatively constant with $11,743 in the Current Period, compared with $14,507 in the Prior Period.

Other Income

Other income decreased by $374,053, or 100%, in the Current Period from a net gain of $374,053 in the Prior Period to $0 in the Current Period.  The Prior Period included a $365,579 gain from reversing an accrual for legal judgment when the related court case was dismissed.

Interest Expense

Interest expense was $27,460 in the Current Period, a decrease of $19,285, or 41%, from $46,745 in the Prior Period, primarily related to the use of common stock to reduce interest-bearing debt to stockholders and the elimination of interest on the Core Tour settlement on December 31, 2008

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2008 and 2007 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

During the three months ended March 31, 2009, we sold 145,580 shares to investors for $132,000.  The Company is actively pursuing equity capital and is targeting an initial raise of $2 million to $5 million or more.  The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses.  Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

At March 31, 2009, our principal sources of liquidity consist of advances of funds from officers, increases in accounts payable and accrued expenses, and the issuance of equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products. At March 31, 2009, our cash and cash equivalents were $212, and we had negative working capital of $3,857,406.  At March 31, 2009, we had $2,144,644 in debt obligations (comprised of $735,127 loan to shareholder, $1,090,000 notes payable to related parties and $319,517 in notes payable), all of which is due upon demand, and $215,000 is in default for non-payment.

Cash Flows

The following table sets forth our unaudited cash flows for the three months ended March 31:

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Operating activities	$(100,227)	$(97,072)
Investing activities	-	-
Financing activities	99,639	96,876
Total change	$(588)	$(196)

Operating Activities

Operating cash flows for the three months ended March 31, 2009 reflects the net loss of $408,401, offset by changes in working capital of $185,000, depreciation and amortization of $11,743, non-cash expenses of $9.174 for the Black-Scholes cost of warrant issuance, and non-cash expense of $102,257 for the value of stock on the day of the sale of common stock over the value received.

Operating cash flows for the three months ended March 31, 2008 reflects the net income of $66,073, offset by changes in working capital of $148,638 and non-cash items (depreciation and amortization) of $14,507. The change in working capital is primarily related to reversing a $365,579 reserve for a legal action that was dismissed, offset by increases in deferred salary, accrued interest and other accrued expenses.

Investing Activities

Capital constraints resulted in no cash used in investing activities during either period.

Financing Activities

During the three months ended March 31, 2009,  we received cash proceeds of $132,000 and used $32,361 to partially repay loans to shareholders for net cash proceeds of $99,639.  During the three months ended March 31, 2009 we received $100,000 and used a net of $3,124 to repay debt obligations, for net proceeds of $96,876.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

           (a)          Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer have evaluated our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009.  These officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.  Management believes there is non-compliance with controls that affects the integrity and timeliness of the Company’s financial statements. However, the Company has used extensive review following the closing date of the financial statements to ensure the integrity of the statements.  The Company intends to continue to evaluate its disclosure controls and procedures, and make needed improvements.

           (b)          Changes in internal controls.

There have been no changes made in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In connection with a settlement agreement about May 27, 2005, a judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event, in the amount of $482,126 plus interest.  The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs.  As of December 31, 2008, the Company has recorded the $482,126 amount of the judgment.  On July 31, 2008, Stratus Management and Core Tour have agreed to a settlement whereby Stratus will retain all rights of the Core Tour events in exchange for payment of $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock as of that date, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.  The Company is in negotiations regarding payment of the $482,126.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 7, 2009 and March 6, 2009, the Company raised $120,000 through the issuance of 145,580 shares of common stock to three accredited investors.  No commissions were paid on these sales.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Regulation D, given that these sales were made to accredited investors under a written subscription agreement in which such investors acknowledged that the shares were being purchased for investment purposes and that the certificates evidencing such stock ownership would contain a restrictive legend.

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

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller

Name: Paul Feller

Title: Chief Executive Officer

Date: May 14, 2009

By:	/s/ John Moynahan

Name: John Moynahan

Title: Acting Chief Financial Officer

Date: May 14, 2009