Form 10-Q
period 2009-06-30
Stratus Media Group, Inc
filed 2009-08-14
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

               3 East De La Guerra Street, Santa Barbara, CA 93001
                    (Address of principal executive offices)

                                 (805) 884-9977
                           (Issuer's telephone number)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indiate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period registrant was required to submit and post such files). Yeso|_|ooNoo |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company: in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  |_|                   Accelerated Filer  |_|

Non-Accelerated Filer (Do not check if         Smaller Reporting Company  |X|
smaller reporting company)|_|

           Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes |_|     No |X|

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 2009: 57,754,130.

--------------------------------------------------------------------------------

                            STRATUS MEDIA GROUP, INC.
                                    FORM 10-Q
                                  JUNE 30, 2009

                                      INDEX

                                                                            Page

Part I - Financial Information

Item 1.      Financial Statements                                              3
Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        17
Item 3.      Qualitative and Quantitative Disclosures About Market Risk       22
Item 4T.     Controls and Procedures                                          23

Part II - Other Information

Item 1.      Legal Proceedings                                                23
Item IA.     Risk Factors                                                     23
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds      23
Item 3.      Defaults Upon Senior Securities                                  23
Item 4.      Submission of Matters to a Vote of Security Holders              23
Item 5.      Other Information                                                24
Item 6.      Exhibits                                                         24

Signatures                                                                    25

Certifications                                                                26

         PART I -- FINANCIAL INFORMATION ITEM I -- FINANCIAL STATEMENTS
                            STRATUS MEDIA GROUP, INC.
                                 BALANCE SHEETS


                                                                                June 30,       December 31,
                                                                                   2009               2008
                                                                       -----------------  -----------------
                                                                            (Unaudited)
                                  ASSETS

Current assets
     Cash                                                                   $   200,211      $         800
     Restricted cash                                                            112,832            162,855
     Receivables                                                                 10,165             10,165
     Deposits and prepaid expenses                                              110,393             35,861
     Inventory                                                                    9,482              9,482
                                                                       -----------------  -----------------
     Total current assets                                                       443,083            219,163

Property and equipment, net                                                       1,690              2,469
Intangible assets, net                                                        4,044,650          4,067,355
Goodwill                                                                      1,073,345          1,073,345
                                                                       -----------------  -----------------
     Total assets                                                           $ 5,562,768      $   5,362,332
                                                                       =================  =================

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                       $   612,970      $     633,605
     Deferred salary                                                            120,000                  -
     Accrued interest                                                           247,979            193,421
     Accrued expenses - legal judgment                                           65,316             65,316
     Other accrued expenses and other liabilities                               912,310            815,942
     Loans payable to shareholders                                              740,954            767,488
     Current portion of notes payable - related parties                         465,000            465,000
     Notes payable                                                              267,017            319,517
     Event acquisition liabilities                                              913,760            913,760
     Redemption fund reserve                                                    112,832            124,293
                                                                       -----------------  -----------------
     Total current liabilities                                                4,458,138          4,298,342
                                                                       -----------------  -----------------

Non-current liabilities
     Non-current portion of notes payable - related parties                     625,000            625,000

                                                                       -----------------  -----------------
     Total liabilities                                                        5,083,138          4,923,342
                                                                       -----------------  -----------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, $0.01 par value:  5,000,000 shares authorized                   -                  -
         0 and 0 shares issued and outstanding
     Common stock, $0.001 par value:  200,000,000 shares authorized              57,723             57,132
        57,276,464 and 57,130,879 shares issued and
        outstanding, respectively
     Additional paid-in capital                                              16,192,520         15,154,541
     Stock subscription receivable                                              (58,500)          (100,000)
     Accumulated deficit                                                    (15,712,113)       (14,672,683)
                                                                       -----------------  -----------------
     Total shareholders' equity                                                 479,630            438,990
                                                                       -----------------  -----------------
Total liabilities and shareholders' equity                                  $ 5,562,768      $   5,362,332
                                                                       =================  =================


                 See accompanying notes to financial statements.

                            STRATUS MEDIA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                           Three Months Ended June 30,              Six Months Ended June 30,
                                       -------------------------------------   -------------------------------------
                                             2009                2008                2009                2008
                                       -----------------   -----------------   -----------------    ----------------


Net revenues
       Event revenues                        $        -          $        -        $          -          $   33,606
       Stratus revenues                               -               1,050                   -               6,583
                                       -----------------   -----------------   -----------------    ----------------
       Total revenues                                 -               1,050                   -              40,189
                                       -----------------   -----------------   -----------------    ----------------

Cost of revenues
       Event cost of sales                            -                   -                   -              25,162
       Stratus cost of sales                          -                   -                   -                   -
                                       -----------------   -----------------   -----------------    ----------------
       Total cost of sales                            -                   -                   -              25,162
                                       -----------------   -----------------   -----------------    ----------------

Gross profit                                          -               1,050                   -              15,027
                                       -----------------   -----------------   -----------------    ----------------

Operating expenses
       General and administrative               353,031             161,841             561,094             305,586
       Fair value charge for stock sales
         and value of warrants issued           226,136                   -             337,570                   -
       Legal and professional services           60,953              58,040             110,654             175,000
       Depreciation and amortization             11,743              14,507              23,486              29,014
                                       -----------------   -----------------   -----------------    ----------------
       Total operating expenses                 651,863             234,388           1,032,804             509,600
                                       -----------------   -----------------   -----------------    ----------------

Loss from operations                           (651,863)           (233,338)         (1,032,804)           (494,573)
                                       -----------------   -----------------   -----------------    ----------------

Other (income)/expenses
       Other (income)/expense                   (49,417)              6,466             (49,417)           (367,587)
       Interest expense                          28,582              46,398              56,042              93,143
                                       -----------------   -----------------   -----------------    ----------------
       Total other (income)/expenses            (20,835)             52,864               6,625            (274,444)
                                       -----------------   -----------------   -----------------    ----------------

Net loss                                     $ (631,028)         $ (286,202)       $ (1,039,429)         $ (220,129)
                                       =================   =================   =================    ================


Basic and diluted earnings
       per share                             $    (0.01)         $    (0.01)       $      (0.02)         $    (0.00)
                                       -----------------   -----------------   -----------------    ----------------

Basic and diluted weighted-
       average common shares                 57,776,458          55,005,576          57,514,546          52,667,460
                                       -----------------   -----------------   -----------------    ----------------



                 See accompanying notes to financial statements.

                            STRATUS MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Six Months Ended June 30,
                                                                                  ------------------------------------
                                                                                        2009               2008
                                                                                  -----------------  -----------------

Cash flows from operating activities:
    Net income/(loss)                                                                 $ (1,039,429)        $ (220,129)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                                           23,486             29,014
    Expense for value of stock issued in excess of value received
      and for Warrants issued with sales of Common Stock                                   337,570                  -
    Increase / (decrease) in:
    Receivables                                                                                  -            (10,100)
    Deposits and prepaid expenses                                                          (74,532)           (20,541)
    Accounts payable                                                                       (20,636)             2,385
    Deferred salary                                                                        120,000            120,000
    Accrued interest                                                                        54,557             91,768
    Accrued expenses - legal judgment                                                            -           (365,579)
    Other accrued expenses and other liabilities                                            96,367             74,040
    Deferred revenue                                                                             -             (6,584)
    Redemption fund reserve                                                                (11,461)                 -
                                                                                  -----------------  -----------------
    Net cash used in operating activities                                                 (514,078)          (305,726)
                                                                                  -----------------  -----------------

Cash flows from investing activities:                                                            -                  -

Cash flows from financing activities:
    Transfer from restricted cash to operating cash                                         50,023                  -
    Payments on line of credit                                                                   -            (68,041)
    Payments on loans payable to shareholders                                              (26,534)           (15,132)
    Payments on notes payable                                                              (52,500)                 -
    Proceeds from issuance of common stock for cash                                        742,500            405,000
                                                                                  -----------------  -----------------
    Net cash provided by financing activities                                              713,489            321,827
                                                                                  -----------------  -----------------

Net change in cash and cash equivalents                                                    199,411             16,101

Cash and cash equivalents, beginning of period                                                 800                196

                                                                                  -----------------  -----------------
Cash and cash equivalents, end of period                                              $    200,211         $   16,297
                                                                                  =================  =================

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                          $          -         $        -
                                                                                  =================  =================
    Cash paid during the period for income taxes                                      $          -         $        -
                                                                                  =================  =================


                 See accompanying notes to financial statements.

                            STRATUS MEDIA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)

1.   Business

Business

         On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 by and among the Company, Feris Merger Sub, Inc., Patty Linson, on one hand, and Pro Sports & Entertainment, Inc. ("PSEI"), on the other hand, the Company issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of the Company and the surviving entity for accounting purposes ("Reverse Merger"). In July 2008, the Company's corporate name was changed to Stratus Media Group, Inc.

         PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, PSEI acquired the business of Stratus Rewards, LLC ("Stratus") in August 2005. Stratus is a credit card rewards program that uses the Visa card platform and offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise. The sponsoring bank that conducted the "back end" banking requirements of the Stratus program stopped sending PSEI statements in October 2007 and provided notice in March 2008 that it was discontinuing the program. While several cardmembers are continuing to use their cards with the former sponsor bank, the Company has not recorded these new revenues since October 2007, and the Company is investigating legal redress against this bank. The Company is actively seeking a new sponsoring bank for the back end banking requirements of the program, but there can be no assurances that it will be able to do so.

Management's Plan of Operations

         The Company has suffered losses from operations and currently lacks liquidity to meet its current obligations. The Company had a net loss in 2008 of $2,093,267 and a net loss for the three and six months ended June 30, 2009 of $631,028 and $1,039,429, respectively. As of June 30, 2009, the Company had negative working capital of $4,015,055 and cumulative losses of $15,712,113. Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the six months ended June 30, 2009, the Company raised $742,500 in cash through the issuance of common stock. The Company is actively seeking additional capital. However, due to the current economic environment and the Company's current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

2.   Basis of Presentation and Significant Accounting Policies

Basis of Presentation

         The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the financial statements for the most recent fiscal year 2008 for the Company have been omitted. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Report on Form 10-K, as amended, that included audited results for the years ended December 31, 2008 and 2007.

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

Deferred Salary

         Our President has an employment contract that stipulates an annual salary of $240,000 per year. He has not received cash payments for salary since prior to 2006 and $60,000 is accrued each quarter.

Accrued Expense - Legal Judgment

         An accrual of $65,316 was established in 2007 to reserve for a judgment against the Company.

Other (Income)/Expense

         This account contains non-operating expenses that have included in the past, but may not limited to in the future, writeoffs of accounts payable, accounting expense adjustments related to the Stratus Visa program, and increases/decreases in legal accruals.

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

         The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three and six months ended June 30, 2009, as they are antidilutive to loss per share. Losses per share for the three and six months ended June 30, 2009 do not include the potential impact of options to purchase 5,709,852 shares of the Company's common stock, warrants to purchase 50,942 shares, or of warrants to purchase $36,250 of the Company's common stock, with the number of shares issuable under this warrant to be determined by the Company's first financing round following its reverse merger in March 14, 2008.

Intangible Assets

         Company has purchased several events that have been recorded on the Company's balance sheet as intangible assets with a value equal to the consideration paid for such assets, which generally includes licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations. There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset. Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

         A portion of the consideration used to purchase the Stratus Rewards Visa card program was allocated to specific assets, as disclosed in the footnotes to the financial statements, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill. We apply the provisions of Statement of Financial Accounting Standards
(SFAS) No. 142 Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment.

         The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year. In between valuations, the Company is prepared to conduct additional tests if circumstances warrant such testing. For example, if the Company was unable to secure the services of any sponsoring banks, the Company would then undergo a thorough valuation of the intangible assets related to its Stratus Rewards program.

         To review the value of intangible assets and related goodwill, the Company compares discounted cash flow forecasts with the stated value of the assets on the balance sheet.

         The events are forecasted based on historical results for those events, adjusted over time for the assumed synergies expected from discounts from purchases of goods and services from a number of events rather than from each event on its own, and for synergies resulting from the expected ability to provide sponsors with benefits from sponsoring multiple events with a single point of contact.

         These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus a premium for equity risk, plus a premium related to small companies in general, plus a risk premium for factors specific to the Company and the operating segment that range from 9.5% for events to 55% for the Stratus Rewards Visa card. The total discount rates ranged from 27% for events, to 69% for athlete management to 79% for the Stratus Rewards program. Terminal values are determined by taking cash flows in year five of the forecast, then applying an annual growth of 2.0% to 2.4% for twenty years and discounting that stream of cash flows by the discount rate used for that section of the business.

         If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to begin operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations of the current carrying value of the intangible assets of $5,117,995.

Recent Accounting Pronouncements

         In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but does not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

         In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company's consolidated results of operations or financial condition.

         In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures, but does not expect this standard will have a material impact on the Company's consolidated results of operations or financial condition.

         In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165") [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events in accordance with SFAS 165 through the time of filing these financial statements with the SEC on August 14, 2009.

         In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets -- an amendment of FASB Statement No. 140 ("SFAS 166") [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166, but does not expect this standard will have a material impact on the Company's consolidated results of operations or financial condition.

         In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167") [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

         In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 ("SFAS 168"). This Standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

3.   Litigation

         In connection with a settlement agreement in May 2005, a judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the "Core Tour" event of $482,126 plus interest. The dispute arose out of the Company's asset purchase of the "Core Tour" event from the plaintiffs. As of December 31, 2005, the Company recorded the $482,126 judgment. On July 31, 2008, Stratus Management and Core Tour agreed to a settlement whereby Stratus will retain all rights of the Core Tour events in exchange for payment of $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest. On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date. These shares were valued at the $163,516 based on the closing stock price of our common stock as of that date, and accrued interest on the books of $172,993 was reversed, with the difference going to other income. The Company is in negotiations regarding payment of the $482,126.

         In March 2008, a court case was overturned and dismissed for which a $365,579 reserve had been established on the balance sheet. This reserve was reversed, with the offset going to other income.

         On August 18, 2008, two judgments totaling $70,805 were entered against Stratus related to wage claims for two former employees. This amount was taken as an expense in the three months ended September 30, 2008.

         In or around October 2008, the Company was made aware by a third party that HollyRod Foundation ("HollyRod"), a California non-profit corporation, filed a lawsuit in the Superior Court of California, County of Los Angeles, seeking $100,000 of sponsorship fees related to the Stratus Reward's sponsorship of a function held by HollyRod in Phoenix Arizona in January 2008 related to the Super Bowl. In February 2009, Hollyrod filed a motion for summary judgment with the court. The Company believes the case presented by HollyRod is without merit and that HollyRod breached the agreement by failing to perform on nearly all required actions required of HollyRod in the sponsorship agreement. The Company notified HollyRod that the Company has not been properly served and, upon being properly served, the Company intends to vigorously defend this action and believes it will prevail, but there can be no assurance that it will do so. The Company has not taken a charge in the three months ended June 30, 2009 for this action.

4.  Acquisition of Stratus Rewards

         In August 2005, PSEI acquired the business of Stratus Rewards, a credit card rewards program.

         The total consideration for this acquisition was $3,000,000, with PSEI entering into a note of $1,000,000 and issuing 666,667 common shares valued at $2,000,000. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding of a minimum amount of $3,000,000.

         The results of operations of the business acquired have been included in the Company's Statements of Operations from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair market values and estimated useful lives for property and equipment and an independent valuation for certain identifiable intangible assets was acquired.

         The sponsoring bank that conducted the "back end" banking requirements of the Stratus program stopped sending PSEI statements in October 2007 and provided notice in March 2008 that it was discontinuing the program. While several cardmembers are continuing to use their cards with the former sponsor bank the Company has not recorded these new revenues since October 2007, and the Company is investigating legal redress against this bank. The Company is actively seeking a new sponsoring bank for the back end banking requirements of the program, but there can be no assurances that it will be able to do so.

5.   Property and Equipment

         Property and equipment consisted of the following as of the dates indicated:

                                                      June 30, 2009      December 31, 2008
                                                      --------------- --------------------
                                                         (unaudited)
Computers and peripherals                             $       52,873  $            52,873
Office machines                                               11,058               11,058
Furniture and fixtures                                        56,468               56,468
                                                      --------------- --------------------
                                                             120,399              120,399
Less:  accumulated depreciation                             (118,709)            (117,930)
                                                      --------------- --------------------
                                                      $        1,690  $             2,469
                                                      =============== --------------------

         For the three months ended June 30, 2009 and 2008, depreciation expense was $390 and $3,154, respectively, and for the six months ended June 30, 2009 and 2008, depreciation expense was $780 and $6,309, respectively.

6.  Goodwill and intangible assets

         The following sets forth the intangible assets of the Company as of the dates indicated:


                                                                  June 30,     December 31,
                                                                    2009           2008
                                                                    ----           ----
                                                                (unaudited)
Intangible Assets
Events
-  Long Beach Marathon                                          $   300,000  $     300,000
-  Concours on Rodeo                                                600,000        600,000
-  Santa Barbara Concours d'Elegance                                243,000        243,000
-  Core Tour/Action Sports Tour                                   1,067,069      1,067,069
-  Freedom Bowl                                                     344,232        344,232
-  Maui Music Festival                                              725,805        725,805
-  Athlete Management                                                15,000         15,000
                                                                ------------ --------------
Total - Events                                                    3,295,106      3,295,106
                                                                ------------ --------------

Stratus Rewards
-  Purchased Licensed Technology, net of accumulated
   amortization of $135,556 and $92,293                             210,544        227,849
-  Membership List, net of accumulated amortization of $42,300
   and $28,800                                                       65,700         71,100
-  Corporate Partner List                                            23,300         23,300
-  Corporate Membership                                             450,000        450,000
                                                                ------------ --------------
Total - Stratus Rewards                                             760,897        772,249
                                                                ------------ -------------
Total Intangible Assets                                         $ 4,044,650  $   4,067,355
                                                                ============ ==============

         The Company purchased several events that have been recorded on the Company's balance sheet as intangible assets equal to the consideration paid for such assets, which generally includes licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations. There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset. Each event has separate accounts for tracking revenues and expenses and a separate account to track the asset valuation.

         A portion of the consideration used to purchase the Stratus Rewards Visa card program was allocated to specific assets, as disclosed in the footnotes to the financial statements, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill. We apply the provisions of Statement of Financial Accounting Standards
(SFAS) No. 142 Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment.

         The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year. In between valuations, the Company is prepared to conduct additional tests if circumstances warrant such testing.

         The purchased licensed technology and membership list are being amortized over their estimated useful life of 10 years. For the three months ended June 30, 2009 and 2008, amortization expense was $11,352 and $11,352, respectively, and for the six months ended June 30, 2009 and 2008, amortization expense was $22,704 and $22,704, respectively.

7.  Other accrued expenses and other liabilities

         Other accrued liabilities consisted of the following as of the dates indicated:


                                                             June 30,    December 31,
                                                                 2009            2008
                                                          ----------------------------
                                                          (unaudited)
Professional fees                                         $   133,908  $      128,908
Travel expenses                                               187,403         147,509
Consultants fees                                              219,940         217,199
Payroll tax liabilities                                       274,689         270,047
Other                                                          96,370          52,279
                                                          ----------------------------
Total accrued liabilities                                 $   912,310  $      815,942
                                                          ============================

8. Loans payable to shareholders

         The Loans Payable to Shareholders represents a loan from the Company's President and amounted to the following as of the dates indicated:


                                                             June 30,   December 31,
                                                                 2009           2008
                                                    ----------------- ---------------
                                                          (unaudited)
Loans payable to shareholders, due on demand, with
an interest rate of  9.5%                           $         740,954 $      767,488
                                                    ================= ===============

         This loan is unsecured, has no priority or subordination features, does not bear any restrictive covenants and contains no acceleration provisions.
Interest expense on loans to shareholders for the three months ended June 30, 2009 and 2008 was $17,382 and $23,563, respectively, and for the six months ended June 30, 2009 and 2008 was $34,889 and $47,493, respectively.

9.  Notes payable to related parties

         Notes Payable to Related Parties consisted of the following as of the dates indicated :


                                                                    June 30,        December 31,
                                                                        2009                2008
                                                         -------------------- -------------------
                                                                  (unaudited)
- Note payable to shareholder (unsecured), dated
  January 14, 2005, with maturity of May 14, 2005.
  The principal amount and accrued interest were payable
  on May 14, 2005, plus interest at 10%.  This note is
  currently in default.                                   $         70,000       $         70,000


- Note payable to shareholder (unsecured), dated
  February 1, 2005, with maturity of June 1, 2005.
  The principal amount and accrued interest were payable
  on June 1, 2005, plus interest at 10%.  This note is
  currently in default.                                               10,000              10,000

- Note payable to shareholder (unsecured), dated
  February 5, 2005, with maturity of June 5, 2005.
  The principal amount and accrued interest were payable
  on June 5, 2005, plus interest at 10%.  This note is
  currently in default.                                               10,000              10,000

- Note  payable  to  shareholder  (unsecured)  related to
  purchase of  Stratus.  The  note is payable  in eight
  quarterly equal payments over a 24 month period, with
  the first payment due upon completion of the first
  post-public merger funding, with such funding to be at
  a minimum amount of $3,000,000.                                  1,000,000           1,000,000
                                                         -------------------- -------------------


  Total                                                            1,090,000           1,090,000
  Less: current portion                                              465,000             465,000
                                                         -------------------- -------------------
  Long-term portion                                       $          625,000  $          625,000
                                                         ==================== ===================

         These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. Interest expense on loans to shareholders for the three months ended June 30, 2009 and 2008 was $2,250 and $2,250, respectively, and for the six months ended June 30, 2009 and 2008 was $4,500 and $4,500, respectively.


10.  Notes payable

         Notes Payable consisted of the following as of the dates indicated:

                                                                         June 30,   December 31,
                                                                             2009           2008
                                                                      ------------ --------------
                                                                      (unaudited)
-   Note payable to non-shareholder (unsecured),
    date January 19, 2005 with maturity date of
    May 19, 2005.  The principal amount and accrued
    interest were payable June 1, 2005, plus interest
    at 10%.  This note is currently in default.                       $   125,000  $     125,000

-   Note payable to a shareholder (unsecured)
    $100,000 made in August 2008 and $84,517
    made after November 2008.  Payable on demand
    and bears interest at 10%.                                            132,017        184,517

-   Note payable to non-shareholder
    (unsecured).  Payable on demand and
    does not bear interest                                                 10,000         10,000
                                                                      ------------ --------------

    Total                                                             $   267,017  $     319,517
                                                                      ============ ==============

         These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. Interest expense on notes payable for the three months ended June 30, 2009 and 2008 was $7,231 and $7,825, respectively, and for the six months ended June 30, 2009 and 2008 was $15,169 and $15,650, respectively.

11.  Event acquisition liabilities

         The following sets forth the liabilities, in relation to the acquisition of events (refer to Note 6), assumed by the Company as of the dates indicated:

                                                                         June 30,   December 31,
                                                                             2009           2008
                                                                      ----------- ---------------
                                                                      (unaudited)
-   Concours on Rodeo                                                 $   430,043 $      430,043
-   Core Tour/Action Sports Tour                                          483,717        483,717
                                                                      ----------- ---------------
                                                                      $   913,760 $      913,760
                                                                      =========== ===============

12.  Redemption fund reserve

         The redemption fund reserve records the liabilities related to the Company's obligations to pay for the redemption of rewards from the Stratus credit card rewards program.

13.  Related party transaction

         From prior to fiscal 2006 through June of 2009, the Company rented office space owned by the Chairman, President and Chief Executive Officer of the Company. The total rent expense accrued by the Company in the three months ended June 30, 2009 and 2008 was $12,000 and $12,000, respectively, and for the six months ended June 30, 2009 and 2008 was $24,000 and $24,000, respectively. The Company believes such rents were at or below prevailing market rates and terminated the rental of this space at the end of June 2009.

14.  Shareholders' Equity

Common Stock

         On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 (the "Merger Agreement") by and among the Company, Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. ("PSEI"), on the other hand, the Company issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in a "reverse merger" in which PSEI became a wholly owned subsidiary of Feris and is the surviving entity for accounting purposes.

         During the three months ended June 30, 2009 and 2008 the Company raised $610,500 and $25,000, respectively, through the issuance of 564,949 and 29,850 shares of common stock, respectively. During the six months ended June 30, 2009 and 2008 the Company raised $742,500 and $405,000, respectively, through the issuance of 710,529 and 483,578 shares of common stock, respectively.

Stock Options

         There was no stock option expense for the three and six months ended June 30, 2009 and 2008. A summary of the options outstanding as of June 30, 2009 is:

                                                          Options Outstanding                    Options Exercisable
                                                          -------------------------------------- ------------------------
                                                                                                                Weighted
                                                                          Weighted                               Average
                                                                           Average     Weighted                 Exercise
                                                                         Remaining      Average                 Price of
                                                 Range of      Options     Life in     Exercise      Options     Options
                                          Exercise Prices  Outstanding       Years        Price  Exercisable Exercisable
                                          --------------- ------------- ----------- ------------ ----------- ------------
As of June 30, 2009                        $ 1.79-$10.75     5,709,852         2.8     $   2.40   5,709,852     $   2.40

Warrants

         During 2005, the Company granted warrants with rights to purchase $36,250 of its common stock. These warrants have terms of five years and the exercise prices for these warrants will be the share prices applicable in the next Company Financing after March 2008. The warrants expire in 2010 and the exercise prices for these warrants and the number of shares for such warrants are to be determined by the share price used in such financing. The Company valued these warrants, using the Black-Scholes option pricing model, at December

31, 2008 and 2007, at $0 and $0, respectively, and included this liability in other accrued expenses and other liabilities. There were no warrants granted in 2006, 2007 and 2008.

         Since this Company Financing event has not occurred, the number of shares and the purchase price related to these warrants could not be determined as of December 31, 2007 or 2008. The Company analyzed these warrants in accordance with EITF pronouncement No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The Company determined that the warrants should be classified as a liability based on the fact that the number of shares attributable to these warrants is indeterminate.

         These warrants were granted as financing costs related to notes payable agreements with two shareholders and one non-shareholder. The warrants are accounted for as financing costs which were capitalized and amortized over the five-year life of the debt. There was no related amortization expense for the three months and six months ended June 30, 2009 and 2008.

         Since the number of shares and the purchase price related to these warrants can't be determined, which in turn prevents a determination of the Black Scholes value of these warrants as of June 30, 2009 and 2008 and consequent determination of the charge to the income statement, if any, for the periods ending on those dates.

         During the six months ended June 30, 2009, the Company issued warrants to purchase a total of 50,942 shares of common stock in connection with the sale of common stock. There are no repricing or antidilution features for these warrants. These warrants have a strike price of $2.00 per share and a life of five years:

                                                          Warrants Outstanding                   Warrants Exercisable
                                                          -------------------------------------- ------------------------
                                                                                                                Weighted
                                                                          Weighted                               Average
                                                                           Average     Weighted                 Exercise
                                                                         Remaining      Average                 Price of
                                                              Warrants     Life in     Exercise     Warrants     Options
                                          Exercise Price   Outstanding       Years        Price  Exercisable Exercisable
                                          --------------- ------------- ----------- ------------ ----------- ------------
As of June 30, 2009                                $2.00        50,942         4.8        $2.00      50,942        $2.00

         An expense of $48,102 was taken for these warrants during the six months ended June 30, 2009, based on Black-Scholes valuations using the following assumptions:

Range of estimated fair value of underlying common stock        $1.48 - $1.58
Remaining life (in years)                                                 5.0
Range of risk-free interest rate                                1.81% - 2.15%
Expected volatility                                                    88.00%
Dividend yield                                                              -

15.  Segments

         Each event and the Stratus Reward program is considered an operating segment pursuant to SFAS 131 since each is budgeted separately and results of each event and the Stratus program are tracked separately to provide the chief operating decision maker information to assess and manage each event and the Stratus Program.

         The characteristics of the Stratus Reward program are different than the events, so that operating segment is considered a reporting segment. The events share similar economic characteristics and are aggregated into a reporting segment pursuant to paragraph 17 of SFAS 131. All of the events provide entertainment and the logistics and production processes and methods for each event are similar: sponsorship sales, ticket and concession sales, security, stages, public address systems and the like. While the demographic characteristics of the audience can vary by event, all events cater to consumer entertainment.

         A summary of results by segments are as follows:


                          As of and Six Months ended June 30, 2009                  As of and Six Months ended June 30, 2008
                  -------------------------------------------------------- --------------------------------------------------------
                                     Stratus                                     Stratus
                    Credit Card       Events          Other         Total    Credit Card        Events          Other         Total
                  -------------------------------------------------------- --------------------------------------------------------
Revenues           $         -   $         -   $          -  $          -    $     6,583   $    33,606                  $    40,189
Cost of sales                -             -              -             -              -        25,162              -        25,162
                  ------------- ------------- ---------------------------- --------------------------------------------------------
  Gross margin               -             -              -             -          6,583         8,444              -        15,027
Deprec. & Amort         23,486             -                       23,486         29,014             -                       29,014
                  ------------- ------------- ---------------------------- --------------------------------------------------------
  Segment profit       (23,486)            -              -       (23,486)       (22,431)        8,444              -       (13,987)
Operating expenses           -             -      1,009,318     1,009,318              -             -        480,586       480,586
Oth. (Inc.)/Exp.             -             -          6,625         6,625              -             -       (274,444)     (274,444)
                  ------------- ------------- ---------------------------- --------------------------------------------------------
  Net income       $   (23,486)  $         -   $ (1,015,943) $ (1,039,429)   $   (22,431)  $     8,444    $  (206,142)  $  (220,129)
                  ============= ============= ============================ ========================================================

Assets             $ 1,948,764   $ 3,268,588   $    345,416  $  5,562,768    $ 3,031,154   $ 3,620,821    $    68,861   $ 6,720,836
Liabilities        $ 1,112,832   $   913,760   $  3,056,546  $  5,083,138    $ 1,124,293   $ 1,153,760    $ 5,200,555   $ 7,478,608

16.  Commitments and contingencies

Office space rental

         Rent expense for the three months ended June 30, 2009 and 2008 was $50,883 and $37,500, respectively. Rent expense for the six months ended June 30, 2009 and 2008 was $97,033 and $49,500, respectively.

         Effective April 1, 2008, the Company entered into a lease for office space in West Hollywood, California with a security deposit of $34,200 at a monthly rate of $8,500 from April 1, 2008 to October 31, 2008, and a monthly rent of $11,400 per month from November 1, 2008 until the end of the lease at June 30, 2010. The Company vacated this space in July 2009 and is negotiating a settlement of the lease with the landlord.

         On May 1, 2009, the Company entered into a lease agreement for approximately 1,800 square feet of office space in Santa Barbara, California for use as its executive offices. The lease expires on January 1, 2011 with a three-year renewal term available at an initial rent plus common area charges of approximately $4,400 with rent increasing in August 2009 to $5,200 per month.

Contractual obligations

         Set forth below is information concerning our known contractual obligations as of June 30, 2009 that are fixed and determinable.

                                      Total           2009         2010          2011         2012          2013   After 2013
                              -------------- -------------- ------------  ------------ ------------  ------------ ------------
Debt obligations*               $ 1,000,000    $   375,000    $ 500,000     $ 125,000          $ -           $ -          $ -
Other debt obligations            1,370,426      1,370,426            -             -            -             -            -
Event acquisition liabilities       913,760        913,760            -             -            -             -            -
Legal judgment                       65,316         65,316            -             -            -             -            -
Rent obligations                    186,000        123,600       62,400             -            -             -            -
                              -------------- -------------- ------------  ------------ ------------  ------------ ------------
  Total                         $ 3,535,502    $ 2,848,102    $ 562,400     $ 125,000          $ -           $ -          $ -

------------------------------------------------------------------------------------------------------------------------------

* Debt incurred in connection with acquisition of Stratus. Repayment is triggered by first funding of at least $3,000,000. For purposes of this schedule such funding is assumed to occur during 2009.

Employment Agreement

         The Company has an Employment Agreement ("Agreement"), dated January 1, 2007, with its President and Chief Executive Officer, which requires the Company to offer a non-qualified stock option to purchase 10% of the fully diluted shares of the Company's capital stock issued and outstanding on January 1, 2007, the effective date of the Agreement. The stock option has a term of five years at an exercise price of $1.79 per share for 4,862,894 shares and vested immediately on the date of the agreement. This stock option is subject to a customary anti-dilution provision with respect to any stock splits, mergers, reorganizations and other such events. The length of this Agreement is five years from the effective date unless the employment is terminated for another cause. During the duration of this Agreement, the Chief Executive Officer is entitled to an annual salary of $240,000 and a bonus of $250,000 in the event a Valuing Event causes the Company to be valued in excess of $100,000,000 and an additional bonus of $500,000 in the event a Valuing Event causes the Company to be valued in excess of $500,000,000. For the six months ended June 30, 2009 and the year ended December 31, 2008, no bonuses have been paid by the Company in relation to this Agreement.

17.      Subsequent Events

         Subsequent to June 30, 2009, the Company sold 32,121 shares of its common stock for $53,000 and issued warrants to purchase 2,409 shares of its common stock for $2.00. These warrants have a five-year life and do not have repricing or antidilution features.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Certain Factors That May Affect Future Results" below and elsewhere in, or incorporated by reference into, this report.

         In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms, and similar expressions are intended to identify forward-looking statements. When used in the following discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes is reasonable. These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion relates to the operations of Stratus and should be read in conjunction with the Notes to Financial Statements.

Description of Business

Overview

         On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 by and among the Company, Feris Merger Sub, Inc. and Patty Linson, on one hand, and Pro Sports & Entertainment, Inc. ("PSEI"), on the other hand, the Company issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in PSEI becoming a wholly-owned subsidiary of the Company and is the surviving entity for accounting purposes ("Reverse Merger"). In July 2008, the Company's corporate name was changed to Stratus Media Group, Inc.. The Company is based in Santa Barbara, California and remains a Nevada corporation.

         PSEI, a California corporation, was organized in November 1998 and specializes in sports and entertainment events that it owns, and intends to operate, manage, market and sell in national markets. In addition, PSEI acquired the business of Stratus Rewards, LLC ("Stratus Rewards") in August 2005. Stratus Rewards is a credit card rewards marketing program that uses the Visa card platform that offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.

         The business plan of the Company is to own, operate and market live entertainment events and derive its revenue primarily from ticket/admission/membership sales, corporate sponsorship, television, print, radio, on-line and broadcast rights fees, merchandising, and hospitality activities. With additional funding, the objective of management is to build a profitable business by implementing an aggressive acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth. The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues. The Company intends to promote the Stratus Rewards card and its events together, obtaining maximum cross marketing benefit among card members, corporate sponsors and Stratus events.

         The Company is using a "roll up" strategy, targeting sports and live entertainment events and companies that are independently owned and operated or being divested by larger companies with the plan to aggregate them into one large leading live entertainment company. The strategy is to purchase these events for approximately four to six times Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") of the events, with the expectation that the combined EBITDA of the Company from these events will receive a higher valuation multiple in the public markets.

         Assuming the availability of capital, the Company is targeting acquisitions of event properties. The goal is to aggressively build-up a critical mass of events, venues and companies that allow for numerous cross-event synergies. Specifically:

         o On the expense side, to share sales, financial and operations resources across multiple events, creating economies of scale, increasing the Company's purchasing power, eliminating duplicative costs, and bringing standardized operating and financial procedures to all events, thus increasing the margins of all events.

         o On the revenue side, to present advertisers and corporate sponsors an exciting and diverse menu of demographics and programming that allows sponsors "one stop shopping" rather than having to deal with each event on its own, and in so doing, convert these sponsors into "strategic partners."

         With these core operational synergies, and subject to available capital, the Company intends to (1) reestablish its existing portfolio of events, (2) implement its acquisition strategy of additional live sports and entertainment events and companies, (3) create entirely new event properties on the forefront of the "experience economy" and thus tap into people's lifestyle passions, and (4) cross-promote the Stratus Rewards Visa card with these events to enhance the results of the card and event businesses.

         The business plan of Stratus is to provide integrated event management, television programming, marketing, talent representation and consulting services in the sports and other live entertainment industries. Stratus's event management, television programming and marketing services may involve:

         o managing sporting events, such as college bowl games, golf tournaments and auto racing team and events;
         o managing live entertainment events, such as music festivals, car shows and fashion shows;
         o producing television programs, principally sports entertainment and live entertainment programs; and o marketing athletes, models and entertainers and organizations.

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

Critical Accounting Policies

         The following discussion relates to the operations of the Company and should be read in conjunction with the Notes to Financial Statements.

Stock Split

         On March 14, 2008, the Board of Directors of the Company approved a
3.582 for 1.000 forward stock split of the Company's common stock. The effective date of the stock split was March 14, 2008 and was concurrent with the Reverse Merger. All share and per share information have been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

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

         The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three and six months ended June 30, 2009, as they are antidilutive to loss per share. Losses per share for the three and six months ended June 30, 2009 do not include the potential impact of options to purchase 5,709,852 shares of the Company's common stock, warrants to purchase 50,942 shares, or of warrants to purchase $36,250 of the Company's common stock, with the number of shares issuable under this warrant to be determined by the Company's first financing round following its reverse merger in March 14, 2008.

Intangible Assets

         Company has purchased several events that were recorded on the Company's balance sheet as intangible assets equal to the consideration paid for such assets, which generally includes licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations. There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset. Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

         A portion of the consideration used to purchase the Stratus Rewards Visa card program was allocated to specific assets, as disclosed in the footnotes to the financial statements, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill. We apply the provisions of Statement of Financial Accounting Standards
(SFAS) No. 142 Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment.

         The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year. In between valuations, the Company is prepared to conduct additional tests if circumstances warrant such testing. For example, if the Company was unable to secure the services of any sponsoring banks, the Company would then undergo a thorough valuation of the intangible assets related to its Stratus Rewards program.

         To review the value of intangible assets and related goodwill, the Company compares discounted cash flow forecasts with the stated value of the assets on the balance sheet.

         The events are forecasted based on historical results for those events, adjusted over time for the assumed synergies expected from discounts from purchases of goods and services from a number of events rather than from each event on its own, and for synergies resulting from the expected ability to provide sponsors with benefits from sponsoring multiple events with a single point of contact.

         These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus a premium for equity risk, plus a premium related to small companies in general, plus a risk premium for factors specific to the Company and the operating segment that range from 9.5% for events to 55% for the Stratus Rewards Visa card. The total discount rates ranged from 27% for events, to 69% for athlete management to 79% for the Stratus Rewards program. Terminal values are determined by taking cash flows in year five of the forecast, then applying an annual growth of 2.0% to 2.4% for twenty years and discounting that stream of cash flows by the discount rate used for that section of the business.

         If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to begin operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $5,117,995.

         In addition to the intangible assets on the balance sheet, the Company has acquired the rights or assumed ownership of a number of other events as well. Based on a valuation dated December 11, 2006 by an independent valuation consultant, the value of all these event properties was $45,700,000 at December 31, 2005 (unaudited).


Results of Operations for the Three Months Ended June 30, 2009

Revenues

         Revenues for the three months ended June 30, 2009 ("Current Period") were $0, which was a decrease of $1,050, or 100%, from the $1,050 realized for the three months ended June 30, 2008 ("Prior Period"). There were no event revenues in the Current Period or the Prior Period. Stratus card revenues were $0 in the Current Period, a decrease of $1,050, or 100%, from $1,050 in the Prior Period. The sponsoring bank that conducted the "back end" banking requirements of the Stratus program stopped sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program. While several cardmembers are continuing to use their cards with the former sponsor bank the Company has not recorded these new revenues since October 2007, and the Company is investigating legal redress against this bank. The Company is actively seeking a new sponsoring bank for the back end banking requirements of the program, but there can be no assurances that it will be able to do so.

Gross Profit

         There were no cost of revenues in either the Current Period or the Prior Period, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $1,050

Operating Expenses

         Overall operating expenses for the Current Period were $651,863, an increase of $417,475, or 178%, from $234,388 in the Prior Period. General and administrative expenses of $353,031 increased by $191,190, or 118%, from $161,841 in the Prior Period. This increase was generally related to higher levels of business development activity in the Current Period and specifically related to consulting fees of $116,023 in the Current Period for international and domestic business development consultants, versus $31,045 in the Prior Period, travel and entertainment costs of $63,810 in the Current Period versus $19,230 in the Prior Period, and rent expense of $50,833 in the Current Period versus $31,045 in the Prior Period. In addition, the Company incurred a total of $226,136 in non-cash charges in the Current Period versus $0 in the Prior Period, with $172,037 for charges taken to reflect the value of common stock sold over the value received, and $54,098 in Black Scholes expense for Warrants in the Current Period versus $0 in the Prior Period. Legal and professional services remained relatively consistent with $$60,953 in the Current Period versus $58,040 in the Prior Period. Depreciation and amortization remained relatively constant with $11,743 in the Current Period, compared with $14,507 in the Prior Period.

Other Income/Expense

         Other income and expense decreased by $55,883 or 864%, from a net gain of $49,417 in the Current Period from a net loss of $6,466 in the Prior Period. The Current Period included a $11,461 gain from reducing the Redemption Fund Reserve from $124,293 in the Prior Period to $112,832 in the Current Period to match the Restricted Cash Balance of $112,832 in the Current Period, and a net gain of $37,956 for settling amounts owed to a vendor below the face value of the amounts owed.

Interest Expense

         Interest expense was $28,582 in the Current Period, a decrease of $17,816, or 38%, from $46,398 in the Prior Period, primarily related to the use of common stock to reduce interest-bearing debt to stockholders and the elimination of interest on the Core Tour settlement, both of which occurred on December 31, 2008.

Results of Operations for the Six Months Ended June 30, 2009

Revenues

         Revenues for the six months ended June 30, 2009 ("Current Period") were $0, which was a decrease of $40,189, or 100%, from the $40,189 of revenues realized for the six months ended June 30, 2008 ("Prior Period"). There were no event revenues in the Current Period, compared with $33,606 in the Prior Period from a Superbowl-related event held in the Prior Period that did not occur in the Current Period. Stratus card revenues were $0 in the Current Period, a decrease of $6,583, or 100%, from $6,583 in the Prior Period. The sponsoring bank that conducted the "back end" banking requirements of the Stratus program when PSEI acquired Stratus stopped sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program. While several cardmembers are continuing to use their cards with the former sponsor bank the Company has not recorded these new revenues since October 2007, and the Company is investigating legal redress against this bank. The Company is actively seeking a new sponsoring bank for the back end banking requirements of the program, but there can be no assurances that it will be able to do so.

Gross Profit

         There was no cost of revenues in the Current Period and $25,162 in the Prior Period, primarily related to appearance fees for the Superbowl-related event, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $15,027.

Operating Expenses

         Overall operating expenses for the Current Period were $1,032,804, an increase of $523,204, or 103%, from $509,600 in the Prior Period. General and administrative expenses of $561,094 increased by $255,508, or 84%, from $305,586 in the Prior Period. This increase was generally related to higher levels of business development activity in the Current Period and specifically related to consulting fees of $167,623 in the Current Period, primarily for international and domestic business development consultants, versus $55,625 in the Prior Period, travel and entertainment costs of $95,990 in the Current Period versus $43,970 in the Prior Period, and rent expense of $97,033 in the Current Period versus $49,500 in the Prior Period, primarily related to the addition of the West Hollywood office in the Current period. In addition, the Company incurred a total of $337,570 in non-cash charges in the Current Period versus $0 in the Prior Period, with $274,294 for charges taken to reflect the value of common stock sold over the value received, and $63,274 in Black Scholes expense for Warrants in the Current Period versus $0 in the Prior Period. Legal and professional services declined from $175,000 in the Prior Period to $110,654 in the Current Period, primarily related to legal and audit work performed in connection with the Company's reverse merger on March 14, 2008. Depreciation and amortization declined from $29,014 in the Prior Period to $23,486, primarily related to a number of assets reaching the end of their depreciable lives and no longer incurring depreciation expense.

Other Income/Expense

         Other income and expense decreased by $318,170, or 87%, from a net gain of $367,587 in the Prior Period to a net gain of $49,417 in the Current Period, primarily related to a $365,579 gain in the Prior Period from reversing an accrual for legal judgment when the related court case was dismissed.

Interest Expense

         Interest expense was $56,042 in the Current Period, a decrease of $37,101, or 40%, from $93,143 in the Prior Period, primarily related to the use of common stock to reduce interest-bearing debt to stockholders and the elimination of interest on the Core Tour settlement, both of which occurred on December 31, 2008.

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

         During the three months ended June 30, 2009 and 2008 the Company raised $610,500 and $25,000, respectively, through the issuance of 564,949 and 29,850 shares of common stock, respectively. During the six months ended June 30, 2009 and 2008 the Company raised $742,500 and $405,000, respectively, through the issuance of 710,529 and 483,578 shares of common stock, respectively.

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

         At June 30, 2009, our principal sources of liquidity consist of advances of funds from officers, increases in accounts payable and accrued expenses, and the issuance of equity securities. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products. At June 30, 2009, our cash and cash equivalents were $200,211, and we had negative working capital of $4,015,055. At June 30, 2009, we had $2,086,971 in debt obligations (comprised of a $729,954 loan from shareholder, $1,090,000 of notes payable to related parties and $267,017 in notes payable), all of which is due upon demand, and $215,000 is in default for non-payment.

Cash Flows

         The following table sets forth our cash flows as of the dates indicated:
                                                Six  Months Ended June 30,
                                             --------------------------------
                                                           2009         2008
                                             ------------------- ------------
                                                    (unaudited)  (unaudited)
Operating activities                          $        (514,078) $  (305,726)
Investing activities                                          -            -
Financing activities                                    713,489      321,827
                                             ------------------- ------------
Total change                                  $         199,411  $    16,101
                                             =================== ============

Operating Activities

         Operating cash flows for the six months ended June 30, 2009 reflects the net loss of $1,039.429, offset by changes in working capital of $164,295, depreciation and amortization of $23,486, non-cash expenses of $337,570 for the excess of fair value of common stock sales over the consideration received and Black-Scholes cost of warrant issuance.

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

Financing Activities

         During the six months ended June 30, 2009, we received cash proceeds of $742,500 from sales of common stock and $50,023 from a payment to us from the former sponsoring bank for the Stratus Visa Card program. Of these amounts, we used $37,534 to partially repay loans from shareholders and $52,500 to partially repay notes payable, for net cash proceeds of $702,489. During the three months ended June 30, 2009 we received $100,000 and used a net of $3,124 to repay debt obligations, for net proceeds of $96,876.

         During the six months ended June 30, 2008, we received cash proceeds of $405,000 from the sale of stock and used $15,132 to partially repay loans from shareholders. In May of 2008, we used $68,041 to extinguish a line of credit with Wells Fargo. Net cash from financing activities was $321,827.

Off Balance Sheet Arrangements

         We have no off balance sheet arrangements.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 4T.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The term "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         Our Chief Executive Officer and Acting Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, with the following one exception.

Changes in Internal Control over Financial Reporting

         There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

         Not applicable.

ITEM 1A.        RISK FACTORS

         Not applicable.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2009 the Company raised $610,500 through the issuance of 564,949 shares of common stock. No commissions were paid on these sales.

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

                                   STRATUS MEDIA GROUP, INC.

                                   By:    /s/ Paul Feller
                                          ---------------
                                          Paul Feller
                                          Principal Executive Officer

                                   By:    /s/John Moynahan
                                          ----------------
                                          John Moynahan
                                          Acting Principal Financial Officer

                                   Date:  August 14, 2009