Form 10-Q/A
period 2009-06-30
Stratus Media Group, Inc
filed 2009-11-19
CIK 1053691

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (Do not check if smaller reporting company)☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2009: 57,754,130.

STRATUS MEDIA GROUP, INC.
FORM 10-Q/A Amendment No. 1
JUNE 30, 2009

WHY THIS AMENDMENT IS FILED

This Quarterly Report on Form 10Q/A Amendment No. 1 is being filed solely because the financial statements have been restated to include $78,775 of additional, non-cash, Black Scholes warrant expense in the three and six months ended June 30, 2009, largely related to the issuance of warrants to purchase 900,000 shares of the Company’s common stock on April 30, 2009 to two new members of the Company’s Board of Directors.  Except with respect to such restatement, this amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q or modify or update those disclosures affected by subsequent events.

PART I — FINANCIAL INFORMATION ITEM I — FINANCIAL STATEMENTS
STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash	$200,211	$800
Restricted cash	112,832	162,855
Receivables	10,165	10,165
Deposits and prepaid expenses	110,393	35,861
Inventory	9,482	9,482
Total current assets	443,083	219,163

Property and equipment, net	1,690	2,469
Intangible assets, net	4,044,650	4,067,355
Goodwill	1,073,345	1,073,345
Total assets	$5,562,768	$5,362,332

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$612,970	$633,605
Deferred salary	120,000	-
Accrued interest	247,979	193,421
Accrued expenses - legal judgment	65,316	65,316
Other accrued expenses and other liabilities	912,310	815,942
Loans payable to officer	740,954	767,488
Current portion of notes payable - related parties	590,000	590,000
Notes payable	142,017	194,517
Event acquisition liabilities	913,760	913,760
Redemption fund reserve	112,832	124,293
Total current liabilities	4,458,138	4,298,342

Non-current liabilities
Non-current portion of notes payable - related parties	625,000	625,000

Total liabilities	5,083,138	4,923,342

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized	-	-
0 and 0 shares issued and outstanding
Common stock, $0.001 par value: 200,000,000 shares authorized	57,723	57,132
57,276,464 and 57,130,879 shares issued and
outstanding, respectively
Additional paid-in capital	16,271,295	15,154,541
Stock subscription receivable	(58,500)	(100,000)
Accumulated deficit	(15,790,888)	(14,672,683)
Total shareholders' equity	479,630	438,990
Total liabilities and shareholders' equity	$5,562,768	$5,362,332

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenues
Event revenues	$-	$-	$-	$33,606
Stratus revenues	-	1,050	-	6,583
Total revenues	-	1,050	-	40,189

Cost of revenues
Event cost of sales	-	-	-	25,162
Stratus cost of sales	-	-	-	-
Total cost of sales	-	-	-	25,162

Gross profit	-	1,050	-	15,027

Operating expenses
General and administrative	353,031	161,841	561,094	305,586
Fair value charge for stock sales
and value of warrants issued	304,911	-	416,345	-
Legal and professional services	60,953	58,040	110,654	175,000
Depreciation and amortization	11,743	14,507	23,486	29,014
Total operating expenses	730,638	234,388	1,111,579	509,600

Loss from operations	(730,638)	(233,338)	(1,111,579)	(494,573)

Other (income)/expenses
Other (income)/expense	(49,417)	6,466	(49,417)	(367,587)
Interest expense	28,582	46,398	56,042	93,143
Total other expenses	(20,835)	52,864	6,625	(274,444)

Net income/(loss)	$(709,803)	$(286,202)	$(1,118,204)	$(220,129)

Basic and diluted earnings
per share	$(0.01)	$(0.01)	$(0.02)	$(0.00)

Basic and diluted weighted-
average common shares	57,776,458	55,005,576	57,514,546	52,667,460

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income/(loss)	$(1,118,204)	$(220,129)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	23,486	29,014
Expense for value of stock issued in excess of value received
and for Warrants issued with sales of Common Stock	416,345	-
Increase / (decrease) in:
Receivables	-	(10,100)
Deposits and prepaid expenses	(74,532)	(20,541)
Accounts payable	(20,636)	2,385
Deferred salary	120,000	120,000
Accrued interest	54,557	91,768
Accrued expenses - legal judgment	-	(365,579)
Other accrued expenses and other liabilities	96,367	74,040
Deferred revenue	-	(6,584)
Redemption fund reserve	(11,461)	-
Net cash used in operating activities	(514,078)	(305,726)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Transfer from restricted cash to operating cash	50,023	-
Payments on line of credit	-	(68,041)
Payments on loans payable to shareholders	(26,534)	(15,132)
Payments on notes payable	(52,500)	-
Proceeds from issuance of common stock for cash	742,500	405,000
Net cash provided by financing activities	713,489	321,827

Net change in cash and cash equivalents	199,411	16,101

Cash and cash equivalents, beginning of period	800	196

Cash and cash equivalents, end of period	$200,211	$16,297

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

1.	Business

Business

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 by and among the Company, Feris Merger Sub, Inc., Patty Linson, on one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, the Company issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of the Company and  the surviving entity for accounting purposes (“Reverse Merger”).  In July 2008, the Company’s corporate name was changed to Stratus Media Group, Inc.

PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, PSEI acquired the business of Stratus Rewards, LLC (“Stratus”) in August 2005.  Stratus is a credit card rewards program that uses the Visa card platform and offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.  The sponsoring bank that conducted the “back end” banking requirements of the Stratus  program stopped sending PSEI statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  While several cardmembers are continuing to use their cards with the former sponsor bank, the Company has not recorded these new revenues since October 2007, and the Company is investigating legal redress against this bank.  The Company is actively seeking a new sponsoring bank for the back end banking requirements of the program, but there can be no assurances that it will be able to do so.

Management's Plan of Operations

The Company has suffered losses from operations and currently lacks liquidity to meet its current obligations.  The Company had a net loss in 2008 of $2,093,267 and a net loss for the three and six months ended June 30, 2009 of $709,803 and $1,118,204, respectively.  As of June 30, 2009, the Company had negative working capital of $4,015,055 and cumulative losses of $15,790,888.  Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the six months ended June 30, 2009, the Company raised $742,500 in cash through the issuance of common stock.  The Company is actively seeking additional capital.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

2.	Restatement

This amendment to the Quarterly Report on Form 10Q/A is being filed solely because the financial statements have been restated to include $78,775 of additional, non-cash, Black Scholes warrant expense in the three and six months ended June 30, 2009, largely related to the issuance of warrants to purchase 900,000 shares of the Company’s common stock on April 30, 2009 to two new members of the Company’s Board of Directors.  Except with respect to such restatement, this amendment does not reflect events occurring after the filing of the original Report on Form 10-Q or modify or update those disclosures affected by subsequent events.

The following sets forth the numbers in this Report on Form 10-Q Amendment No. 1 that have changed from the original filing done on May 14, 2009:

	As Filed	Adjustment	As Restated
As of June 30, 2009:
Additional paid-in capital	$16,192,500	$78,795	$16,271,295
Accumulated deficit	(15,712,113)	(78,775)	(15,790,888)

For the three months ended June 30, 2009:
Fair value charge for stock sales
and value of warrants issued	226,136	78,775	304,911
Total operating expenses	651,863	78,775	730,638
Loss from operations	(651,863)	(78,775)	(730,638)
Net loss	(631,028)	(78,775)	(709,803)

For the six months ended June 30, 2009:
Fair value charge for stock sales
and value of warrants issued	337,570	78,775	416,345
Total operating expenses	1,032,804	78,775	1,111,579
Loss from operations	(1,032,804)	(78,775)	(1,111,579)
Net loss	(1,039,429)	(78,775)	(1,118,204)

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three and six months ended June 30, 2009, as they are antidilutive to loss per share.  Losses per share for the three and six months ended June 30, 2009 do not include the potential impact of options to purchase 5,709,852 shares of the Company's common stock, warrants to purchase 960,075 shares, or of warrants to purchase $36,250 of the Company's common stock, with the number of shares issuable under this warrant to be determined by the Company's first financing round following its reverse merger in March 14, 2008.

Intangible Assets

Company has purchased several events that have been recorded on the Company’s balance sheet as intangible assets with a value equal to the consideration paid for such assets, which generally includes licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value.  This pronouncement is effective prospectively beginning April 1, 2009.  The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities.  The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities.  Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell).  The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income.  FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009.  The Company does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting.  In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009.  The Company is currently evaluating the requirements of these additional disclosures, but does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 14, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166, but does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

4.	Litigation

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

In or around October 2008, the Company was made aware by a third party that HollyRod Foundation (“HollyRod”), a California non-profit corporation, filed a lawsuit in the Superior Court of California, County of Los Angeles, seeking $100,000 of sponsorship fees related to the Stratus Reward’s sponsorship of a function held by HollyRod in Phoenix Arizona in January 2008 related to the Super Bowl.  In February 2009, Hollyrod filed a motion for summary judgment with the court.  The Company believes the case presented by HollyRod is without merit and that HollyRod breached the agreement by failing to perform on nearly all required actions required of HollyRod in the sponsorship agreement.  The Company notified HollyRod that the Company has not been properly served and, upon being properly served, the Company intends to vigorously defend this action and believes it will prevail, but there can be no assurance that it will do so.  The Company has not taken a charge in the three months ended June 30, 2009 for this action.

5.	Acquisition of Stratus Rewards

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

The sponsoring bank that conducted the “back end” banking requirements of the Stratus  program stopped sending PSEI statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  While several cardmembers are continuing to use their cards with the former sponsor bank  the Company has not recorded these new revenues since October 2007, and the Company is investigating legal redress against this bank.  The Company is actively seeking a new sponsoring bank for the back end banking requirements of the program, but there can be no assurances that it will be able to do so.

6.	Property and Equipment

Property and equipment consisted of the following as of the dates indicated:

	June 30, 2009	December 31, 2008
	(unaudited)
Computers and peripherals	$52,873	$52,873
Office machines	11,058	11,058
Furniture and fixtures	56,468	56,468
	120,399	120,399
Less: accumulated depreciation	(118,709)	(117,930)
	$1,690	$2,469

For the three months ended June 30, 2009 and 2008, depreciation expense was $390 and $3,154, respectively, and for the six months ended June 30, 2009 and 2008, depreciation expense was $780 and $6,309, respectively.

7.	Goodwill and intangible assets

The following sets forth the intangible assets of the Company as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(unaudited)
Intangible Assets
Events
● Long Beach Marathon	$300,000	$300,000
● Concours on Rodeo	600,000	600,000
● Santa Barbara Concours d'Elegance	243,000	243,000
● Core Tour/Action Sports Tour	1,067,069	1,067,069
● Freedom Bowl	344,232	344,232
● Maui Music Festival	725,805	725,805
● Athlete Management	15,000	15,000
Total - Events	3,295,106	3,295,106

Stratus Rewards
● Purchased Licensed Technology, net of accumulated amortization of $135,556 and $92,293	210,544	227,849
● Membership List, net of accumulated amortization of $42,300 and $28,800	65,700	71,100
● Corporate Partner List	23,300	23,300
● Corporate Membership	450,000	450,000
Total - Stratus Rewards	760,897	772,249
Total Intangible Assets	$4,044,650	$4,067,355

The Company purchased several events that have been recorded on the Company’s balance sheet as intangible assets equal to the consideration paid for such assets, which generally includes licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses and a separate account to track the asset valuation.

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

8.	Other accrued expenses and other liabilities

Other accrued liabilities consisted of the following as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(unaudited)
Professional fees	$133,908	$128,908
Travel expenses	187,403	147,509
Consultants fees	219,940	217,199
Payroll tax liabilities	274,689	270,047
Other	96,370	52,279
Total accrued liabilities	$912,310	$815,942

9.	Loans payable to officer

The Loans payable to officer represents a loan from the Company’s President and amounted to the following as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(unaudited)
Loans payable to officer, due on demand, with an interest rate of 9.5%	$740,954	$767,488

This loan is unsecured, has no priority or subordination features, does not bear any restrictive covenants and contains no acceleration provisions.  Interest expense on loans to shareholders for the three months ended June 30, 2009 and 2008 was $17,382 and $23,563, respectively, and for the six months ended June 30, 2009 and 2008 was $34,889 and $47,493, respectively.

10.	Notes payable to related parties

Notes Payable to Related Parties consisted of the following as of the dates indicated:

Notes payable to related parties	June 30,	December 31,
	2009	2008
	(unaudited)
Note payable to a director of the Company (unsecured),
date January 19, 2005 with maturity date of
May 19, 2005. The principal amount and accrued
interest were payable June 1, 2005, plus interest
at 10%. This note is currently in default	$125,000	$125,000

Note payable to shareholder (unsecured), dated
January 14, 2005, with maturity of May 14, 2005
The principal amount and accrued interest were payable
on May 14, 2005, plus interest at 10% per annum. This
note is currently in default.	70,000	70,000

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

Note payable to shareholder (unsecured) related to purchase
of Stratus. The note is payable in eight quarterly equal
payments over a 24 month period, with the first payment
due upon completion of the first post-public merger
funding, with such funding to be at a minimum amount	1,000,000	1,000,000
of $3,000,000.
Total	1,215,000	1,215,000
Less: current portion	590,000	590,000
Long-term portion	$625,000	$625,000

These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions.  Interest expense on loans to shareholders for the three months ended June 30, 2009 and 2008 was $2,250 and $2,250, respectively, and for the six months ended June 30, 2009 and 2008 was $4,500 and $4,500, respectively.

11.	Notes payable

Notes payable consisted of the following as of the dates indicated:

Notes payable	June 30,	December 31,
	2009	2008
	(unaudited)
Note payable to a shareholder (unsecured)
$100,000 made in August 2008 and $84,517
made after November 2008. Payable on demand
and bears interest at 10%.	$132,017	$184,517

Note payable to non-shareholder
(unsecured). Payable on demand and
does not bear interest	10,000	10,000

Total	$142,017	$194,517

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

On April 30, 2009, the Company issued warrants to purchase 450,000 Shares at $1.50 per share to a new director of the Company, who loaned the Company $125,000 on January 19, 2005.

15.	Shareholders’ Equity

Common Stock

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 (the “Merger Agreement”) by and among the Company, Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, the Company issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in a “reverse merger” in which PSEI  became a wholly owned subsidiary of Feris and is the surviving entity for accounting purposes.

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

Stock Options

There was no stock option expense for the three and six months ended June 30, 2009 and 2008.  A summary of the options outstanding as of June 30, 2009 is:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
As of June 30, 2009	$1.79-$10.75	5,709,852	2.8	2.40	5,709,852	2.40

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

Since the number of shares and the purchase price related to these warrants can’t be determined, which in turn prevents a determination of the Black Scholes value of these warrants as of June 30, 2009 and 2008 and consequent determination of the charge to the income statement, if any, for the periods ending on those dates.

During the six months ended June 30, 2009, the Company issued warrants to purchase a total of 60,075 shares of common stock in connection with the sale of common stock.  There are no repricing or antidilution features for these warrants.  These warrants have a strike price of $2.00 per share and a life of five years.  On April 30, 2009, the Company issued warrants to purchase 900,000 shares of Common Stock to two new members of its Board of Directors.  There are no repricing or antidilution features for these warrants.  These warrants have a strike price of $1.50 per share and a life of five years.

		Warrants Outstanding			Warrants Exercisable
Weighted
			Weighted			Average
			Average	Weighted		Exercise
			Remaining	Average		Price of
	Range of	Warrants	Life in	Exercise	Warrants	Options
	Exercise Prices	Outstanding	Years	Price	Exercisable	Exercisable
As of June 30, 2009	$1.50 - $2.00	960,065	4.8	$1.53	110,075	$1.77

An expense of $142,051 was taken for these warrants during the six months ended June 30, 2009, based on Black-Scholes valuations using the following assumptions:

Range of estimated fair value of underlying common stock	$1.48 - $1.58
Remaining life (in years)	5.0
Range of risk-free interest rates	1.81% - 2.15%
Expected volatility	88.00%
Dividend yield	-

16.	Segments

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

A summary of results by segments are as follows:

	As of and Six Months ended June 30, 2009				As of and Six Months ended June 30, 2008
	Stratus				Stratus
	Credit Card	Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$-	$-	$-	$-	$6,583	$33,606	$-	$40,189
Cost of sales	-	-	-	-	-	25,162	-	25,162
Gross margin	-	-	-	-	6,583	8,444	-	15,027
Deprec. & Amort	23,486	-		23,486	29,014	-		29,014
Segment profit	(23,486)	-	-	(23,486)	(22,431)	8,444	-	(13,987)
Operating expenses	-	-	1,088,093	1,088,093	-	-	480,586	480,586
Oth. (Inc.)/Exp.	-	-	6,625	6,625	-	-	(274,444)	(274,444)
Net income	$(23,486)	$-	$(1,094,718)	$(1,118,204)	$(22,431)	$8,444	$(206,142)	$(220,129)

Assets	$1,948,764	$3,268,588	$345,416	$5,562,768	$3,031,154	$3,620,821	$68,861	$6,720,836
Liabilities	$1,112,832	$913,760	$3,056,546	$5,083,138	$1,124,293	$1,153,760	$5,200,555	$7,478,608

17.	Commitments and contingencies

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

Contractual obligations

Set forth below is information concerning our known contractual obligations as of June 30, 2009 that are fixed and determinable.

	Total	2009	2010	2011	2012	2013	After 2013
Debt obligations*	$1,000,000	$375,000	$500,000	$125,000	$-	$-	$-
Other debt obligations	1,370,426	1,370,426	-	-	-	-	-
Event acquisition liabilities	913,760	913,760	-	-	-	-	-
Legal judgment	65,316	65,316	-	-	-	-	-
Rent obligations	186,000	123,600	62,400	-	-	-	-
Total	$3,535,502	$2,848,102	$562,400	$125,000	$-	$-	$-

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

18.	Subsequent Events

Subsequent to June 30, 2009, the Company sold 32,121 shares of its common stock for $53,000 and issued warrants to purchase 3,825 shares of its common stock for $2.00.  These warrants have a five-year life and do not have repricing or antidilution features.

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

Description of Business

Overview

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as of August 20, 2007 by and among the Company, Feris Merger Sub, Inc. and Patty Linson, on one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, the Company issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of the PSEI, resulting in PSEI becoming a wholly-owned subsidiary of the Company and is the surviving entity for accounting purposes (“Reverse Merger”).  In July 2008, the Company’s corporate name was changed to Stratus Media Group, Inc..  The Company is based in Santa Barbara, California and remains a Nevada corporation.

PSEI, a California corporation, was organized in November 1998 and specializes in sports and entertainment events that it owns, and intends to operate, manage, market and sell in national markets. In addition, PSEI acquired the business of Stratus Rewards, LLC (“Stratus Rewards”) in August 2005.  Stratus Rewards is a credit card rewards marketing program that uses the Visa card platform that offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.

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

The Company is using a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated or being divested by larger companies with the plan to aggregate them into one large leading live entertainment company.  The strategy is to purchase these events for approximately four to six times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events, with the expectation that the combined EBITDA of the Company from these events will receive a higher valuation multiple in the public markets.

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

With these core operational synergies, and subject to available capital, the Company intends to (1) reestablish its existing portfolio of events, (2) implement its acquisition strategy of additional live sports and entertainment events and companies, (3) create entirely new event properties on the forefront of the “experience economy” and thus tap into people’s lifestyle passions, and (4) cross-promote the Stratus Rewards Visa card with these events to enhance the results of the card and event businesses.

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three and six months ended June 30, 2009, as they are antidilutive to loss per share.  Losses per share for the three and six months ended June 30, 2009 do not include the potential impact of options to purchase 5,709,852 shares of the Company's common stock, warrants to purchase 960,075 shares, or of warrants to purchase $36,250 of the Company's common stock, with the number of shares issuable under this warrant to be determined by the Company's first financing round following its reverse merger in March 14, 2008.

Intangible Assets

Company has purchased several events that were recorded on the Company’s balance sheet as intangible assets equal to the consideration paid for such assets, which generally includes licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

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

Results of Operations for the Three Months Ended June 30, 2009

Revenues

Revenues for the three months ended June 30, 2009  (“Current Period”) were $0, which was a decrease of $1,050, or 100%, from the $1,050 realized for the three months ended June 30, 2008 (“Prior Period”).  There were no event revenues in the Current Period or the Prior Period.  Stratus card revenues were $0 in the Current Period, a decrease of $1,050, or 100%, from $1,050 in the Prior Period.  The sponsoring bank that conducted the “back end” banking requirements of the Stratus program stopped sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  While several cardmembers are continuing to use their cards with the former sponsor bank the Company has not recorded these new revenues since October 2007, and the Company is investigating legal redress against this bank.  The Company is actively seeking a new sponsoring bank for the back end banking requirements of the program, but there can be no assurances that it will be able to do so.

Gross Profit

There were no cost of revenues in either the Current Period or the Prior Period, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $1,050

Operating Expenses

Overall operating expenses for the Current Period were $730,638, an increase of $496,250, or 212%, from $234,388 in the Prior Period.  General and administrative expenses of $353,031 increased by $191,190, or 118%, from $161,841 in the Prior Period.  This increase was generally related to higher consulting fees of $116,023 in the Current Period for international and domestic business development consultants, versus $31,045 in the Prior Period, travel and entertainment costs of $63,810 in the Current Period versus $19,230 in the Prior Period, and rent expense of $50,833 in the Current Period versus $31,045 in the Prior Period.  In addition, the Company incurred a total of $304,911 in non-cash charges in the Current Period versus $0 in the Prior Period, with $172,037 for charges taken to reflect the value of common stock sold over the value received, and $132,874 in Black Scholes expense for Warrants in the Current Period versus $0 in the Prior Period.  Legal and professional services remained relatively consistent with $60,953 in the Current Period versus $58,040 in the Prior Period.  Depreciation and amortization remained relatively constant with $11,743 in the Current Period, compared with $14,507 in the Prior Period.

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

Results of Operations for the Six Months Ended June 30, 2009

Revenues

Revenues for the six months ended June 30, 2009 (“Current Period”) were $0, which was a decrease of $40,189, or 100%, from the $40,189 of revenues realized for the six months ended June 30, 2008 (“Prior Period”).  There were no event revenues in the Current Period, compared with $33,606 in the Prior Period from a Superbowl-related event held in the Prior Period that did not occur in the Current Period.  Stratus card revenues were $0 in the Current Period, a decrease of $6,583, or 100%, from $6,583 in the Prior Period. The sponsoring bank that conducted the “back end” banking requirements of the Stratus program when PSEI acquired Stratus stopped sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  While several cardmembers are continuing to use their cards with the former sponsor bank  the Company has not recorded these new revenues since October 2007, and the Company is investigating legal redress against this bank.  The Company is actively seeking a new sponsoring bank for the back end banking requirements of the program, but there can be no assurances that it will be able to do so.

Gross Profit

There was no cost of revenues in the Current Period and $25,162 in the Prior Period, primarily related to appearance fees for the Superbowl-related event, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $15,027.

Operating Expenses

Overall operating expenses for the Current Period were $1,111,579, an increase of $601,979, or 118%, from $509,600 in the Prior Period.  General and administrative expenses of $561,094 increased by $255,508, or 84%, from $305,586 in the Prior Period.  This increase was generally related to related to consulting fees of $167,623 in the Current Period, primarily for international and domestic business development consultants, versus $55,625 in the Prior Period, travel and entertainment costs of $95,990 in the Current Period versus $43,970 in the Prior Period, and rent expense of $97,033 in the Current Period versus $49,500 in the Prior Period, primarily related to the addition of the West Hollywood office in the Current period.  In addition, the Company incurred a total of $416,345 in non-cash charges in the Current Period versus $0 in the Prior Period, with $274,294 for charges taken to reflect the value of common stock sold over the value received, and $142,051 in Black Scholes expense for Warrants in the Current Period versus $0 in the Prior Period.  Legal and professional services declined from $175,000 in the Prior Period to $110,654 in the Current Period, primarily related to legal and audit work performed in connection with the Company’s reverse merger on March 14, 2008.  Depreciation and amortization declined from $29,014 in the Prior Period to $23,486, primarily related to a number of assets reaching the end of their depreciable lives and no longer incurring depreciation expense.

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

Cash Flows

The following table sets forth our cash flows as of the dates indicated:

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Operating activities	$(514,078)	$(305,726)
Investing activities	-	-
Financing activities	713,489	321,827
Total change	$199,411	$16,101

Operating Activities

Operating cash flows for the six months ended June 30, 2009 reflects the net loss of $1,118,204, offset by changes in working capital of $164,295, depreciation and amortization of $23,486, non-cash expenses of $416,345 for the excess of fair value of common stock sales over the consideration received and Black-Scholes cost of warrant issuance.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Acting Principal Financial Officer

Date:	November 19, 2009