Form 10-Q
period 2009-09-30
Stratus Media Group, Inc
filed 2009-11-19
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 19, 2009: 57,968,059.

STRATUS MEDIA GROUP, INC.
FORM 10-Q
SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION ITEM I — FINANCIAL STATEMENTS
STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

Current assets
Cash	$-	$800
Restricted cash	112,832	162,855
Receivables	10,165	10,165
Deposits and prepaid expenses	80,420	35,861
Inventory	9,482	9,482
Total current assets	212,899	219,163

Property and equipment, net	2,328	2,469
Intangible assets, net	4,033,298	4,067,355
Goodwill	1,073,345	1,073,345
Total assets	$5,321,870	$5,362,332

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank overdraft	$42,354	$-
Accounts payable	627,645	633,605
Deferred salary	180,000	-
Accrued interest	273,451	193,421
Accrued expenses - legal judgment	65,316	65,316
Other accrued expenses and other liabilities	966,439	815,942
Loans payable to officer	758,603	767,488
Current portion of notes payable - related parties	570,000	590,000
Notes payable	142,017	194,517
Event acquisition liabilities	913,760	913,760
Redemption fund reserve	112,832	124,293
Total current liabilities	4,652,417	4,298,342

Non-current liabilities
Non-current portion of notes payable - related parties	625,000	625,000

Total liabilities	5,277,417	4,923,342

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized	-	-
0 and 0 shares issued and outstanding
Common stock, $0.001 par value: 200,000,000 shares authorized	57,755	57,132
57,754,130 and 57,130,879 shares issued and
outstanding, respectively
Additional paid-in capital	16,375,628	15,154,541
Stock subscription receivable	-	(100,000)
Accumulated deficit	(16,388,930)	(14,672,683)
Total shareholders' equity	44,453	438,990
Total liabilities and shareholders' equity	$5,321,870	$5,362,332

The accompanying notes are an integral part of these financial statements

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenues
Event revenues	$-	$-	$-	$33,606
Stratus revenues	-	-	-	6,583
Total revenues	-	-	-	40,189

Cost of revenues
Event cost of sales	-	-	-	25,162
Stratus cost of sales	-	-	-	-
Total cost of sales	-	-	-	25,162

Gross profit	-	-	-	15,027

Operating expenses
General and administrative	273,506	143,705	834,600	449,291
Fair value charge for stock sales
and warrants issued	109,865	-	526,210	-
Legal and professional services	172,619	130,749	283,273	305,749
Depreciation and amortization	11,836	13,751	35,322	42,765
Total operating expenses	567,826	288,205	1,679,405	797,805

Loss from operations	(567,826)	(288,205)	(1,679,405)	(782,778)

Other (income)/expenses
Other (income)/expense	3,182	(65,133)	(46,235)	(432,720)
Interest expense	27,035	46,284	83,077	139,427
Total other expenses	30,217	(18,849)	36,842	(293,293)

Net loss	$(598,043)	$(269,356)	$(1,716,247)	$(489,485)

Basic and diluted loss
per share	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Basic and diluted weighted-
average common shares	57,751,337	55,199,868	57,634,582	53,483,244

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,716,247)	$(489,485)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	35,322	42,765
Expense for value of stock issued in excess of value received
and for Warrants issued with sales of Common Stock	526,210	-
Increase / (decrease) in:
Receivables	-	(10,165)
Deposits and prepaid expenses	(44,559)	(20,541)
Accounts payable	(5,961)	(158,355)
Deferred salary	180,000	180,000
Accrued interest	80,029	137,524
Accrued expenses - legal judgment	-	(365,579)
Other accrued expenses and other liabilities	150,497	341,133
Deferred revenue	-	(6,917)
Redemption fund reserve	(11,461)	-
Net cash used in operating activities	(806,170)	(349,620)

Cash flows from investing activities:
Capital expenditures	1,122	-

Cash flows from financing activities:
Bank overdraft	42,354
Transfer from restricted cash to operating cash	50,023	-
Payments on line of credit	-	(68,041)
Payments on loans payable to officer	(8,885)	(34,792)
Payments on notes payable	(72,500)	-
Proceeds from issuance of common stock for cash	795,500	455,000
Net cash provided by financing activities	806,492	352,167

Net change in cash and cash equivalents	(800)	2,547

Cash and cash equivalents, beginning of period	800	196

Cash and cash equivalents, end of period	$-	$2,743

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, PSEI acquired the business of Stratus Rewards, LLC (“Stratus”) in August 2005.  Stratus is a credit card rewards program that uses the Visa card platform and offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.  The sponsoring bank that conducted the “back end” banking requirements of the Stratus program stopped sending PSEI statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  While several cardmembers are continuing to use their cards with the former sponsor bank, the Company has not recorded these new revenues since October 2007, and the Company is investigating legal redress against this bank.  The Company is actively seeking a new sponsoring bank for the back end banking requirements of the program, but there can be no assurance that it will be able to do so.

Management's Plan of Operations

The Company has suffered losses from operations and currently lacks liquidity to meet its current obligations.  The Company had a net loss in 2008 of $2,093,267 and a net loss for the three and nine months ended September 30, 2009 of $598,043 and $1,716,247, respectively.  As of September 30, 2009, the Company had negative working capital of $4,439,518 and cumulative losses of $16,388,930.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.  In the nine months ended September 30, 2009, the Company raised $795,500 in cash through the issuance of common stock.  The Company is actively seeking additional capital.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the financial statements for the most recent fiscal year 2008 for the Company have been omitted.  The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Report on Form 10-K, as amended, that included audited results for the years ended December 31, 2008 and 2007.

Stock Split

On March 14, 2008, the Board of Directors of the Company approved a 3.5821 for 1.000 forward stock split of the PSEI's common stock. The effective date of the stock split was March 14, 2008 and was concurrent with the Reverse Merger. All share and per share information have been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three and nine months ended September 30, 2009, as they are antidilutive to loss per share.  Losses per share for the three and nine months ended September 30, 2009 do not include the potential impact of options to purchase 5,709,852 shares of the Company's common stock, warrants to purchase 964,050 shares, or of warrants to purchase $36,250 of the Company's common stock, with the number of shares issuable under this warrant to be determined by the Company's first financing round following its reverse merger in March 14, 2008.

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

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to begin operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations of the current carrying value of the intangible assets of $5,106,643.

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative U.S.  GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative U.S. GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative U.S.  GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of U.S.  GAAP in  Notes to the Consolidated Financial Statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This FSP requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009 and has had no material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 19, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,”  codified as FASB ASC Topic 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 166 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 167 will have an impact on its financial condition, results of operations or cash flows.

3.	Litigation

In connection with a settlement agreement in May 2005, a judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event of $482,126 plus interest.  The dispute arose out of the Company’s asset purchase of the Core Tour event from the plaintiffs.  As of December 31, 2005, the Company recorded the $482,126 judgment.  On July 31, 2008, Stratus Management and Core Tour agreed to a settlement whereby Stratus will retain all rights of the Core Tour events in exchange for payment of $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock as of that date, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.  The Company is in negotiations regarding payment of the $482,126.

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

In or around October 2008, the Company was made aware by a third party that HollyRod Foundation (“HollyRod”), a California non-profit corporation, filed a lawsuit in the Superior Court of California, County of Los Angeles, seeking $100,000 of sponsorship fees related to the Stratus Reward’s sponsorship of a function held by HollyRod in Phoenix Arizona in January 2008 related to the Super Bowl.  In February 2009, HollyRod filed a motion for summary judgment with the court.  The Company believes the case presented by HollyRod is without merit and that HollyRod breached the agreement by failing to perform on nearly all required actions required of HollyRod in the sponsorship agreement.  The Company notified HollyRod that the Company has not been properly served and, upon being properly served, the Company intends to vigorously defend this action and believes it will prevail, but there can be no assurance that it will do so.  The Company has not taken a charge in the nine months ended September 30, 2009 for this action.

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

The sponsoring bank that conducted the “back end” banking requirements of the Stratus  program stopped sending PSEI statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  While several cardmembers are continuing to use their cards with the former sponsor bank, the Company has not recorded any of these new revenues since October 2007, and the Company is investigating legal redress against this bank.  The Company is actively seeking a new sponsoring bank for the back end banking requirements of the program, but there can be no assurances that it will be able to do so.

5.	Property and Equipment

Property and equipment consisted of the following as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(unaudited)
Computers and peripherals	$53,994	$52,873
Office machines	11,058	11,058
Furniture and fixtures	56,468	56,468
	121,520	120,399
Less: accumulated depreciation	(119,192)	(117,930)
	$2,328	$2,469

For the three months ended September 30, 2009 and 2008, depreciation expense was $483 and $2,399, respectively, and for the nine months ended September 30, 2009 and 2008, depreciation expense was $1,263 and $8,708, respectively.

6.	Goodwill and intangible assets

The following sets forth the intangible assets of the Company as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(unaudited)
Events:
Long Beach Marathon	$300,000	$300,000
Concours on Rodeo	600,000	600,000
Santa Barbara Concours d'Elegance	243,000	243,000
Cour Tour/Action Sports Tour	1,067,069	1,067,069
Freedom Bowl	344,232	344,232
Maui Music Festival	725,805	725,805
Athlete Management	15,000	15,000
Total - Events	3,295,106	3,295,106

Stratus Rewards:
Purchased Licensed Technology, net of	201,892	227,849
Accumulated Amortization of $144,208 and $83,641
Membership List, net of Accumulated	63,000	71,100
Amortization of $45,000 and $26,100
Corporate Partner List	23,300	23,300
Corporate Membership	450,000	450,000
Total - Stratus Rewards	738,192	772,249
Total Intangible Assets	$4,033,298	$4,067,355

The Company purchased several events that were recorded on the Company’s balance sheet as intangible assets equal to the consideration paid for such assets, which generally includes licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses and a separate account to track the asset valuation.

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

The purchased licensed technology and membership list are being amortized over their estimated useful life of 10 years.  For the three months ended September 30, 2009 and 2008, amortization expense was $11,352 and $11,352, respectively, and for the nine months ended September 30, 2009 and 2008, amortization expense was $34,058 and $34,058, respectively.

7.	Other accrued expenses and other liabilities

Other accrued liabilities consisted of the following as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(unaudited)
Professional fees	$160,737	$128,908
Travel expenses	202,436	147,509
Consultants fees	178,150	217,199
Payroll tax liabilities	302,809	270,047
Other	122,307	52,279
Total accrued liabilities	$966,439	$815,942

8.	Loan payable to officer

The loan payable to officer represents a loan from the Company’s President and amounted to the following as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(unaudited)

Loan payable to officer, due on demand, interest at 9.5% per annum	$758,603	$767,488

This loan is unsecured, has no priority or subordination features, does not bear any restrictive covenants and contains no acceleration provisions.  Interest expense on loan to officer for the three months ended September 30, 2009 and 2008 was $16,606 and $23,649, respectively, and for the nine months ended September 30, 2009 and 2008 was $51,495 and $71,142, respectively.

9.	Notes payable to related parties

Notes Payable to Related Parties consisted of the following as of the dates indicated:

Notes payable to related parties	September 30,	December 31,
	2009	2008
	(unaudited)
Note payable to non-shareholder (unsecured),
date January 19, 2005 with maturity date of
May 19, 2005. The principal amount and accrued
interest were payable June 1, 2005, plus interest
at 10%. This note is currently in default	$105,000	$125,000

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
payments over a 24 month period, with the first payment
due upon completion of the first post-public merger
funding, with such funding to be at a minimum amount
of $3,000,000.	1,000,000	1,000,000
Total	1,195,000	1,215,000
Less: current portion	570,000	590,000
Long-term portion	$625,000	$625,000

These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions.  Interest expense on loans to shareholders for the three months ended September 30, 2009 and 2008 was $2,250 and $2,250, respectively, and for the nine months ended September 30, 2009 and 2008 was $6,750 and $6,750, respectively.

10.	Notes payable

Notes Payable consisted of the following as of the dates indicated:

Notes payable	September 30,	December 31,
	2009	2008
	(unaudited)
Note payable to a shareholder (unsecured)
$100,000 made in August 2008 and $84,517
made after November 2008. Payable on demand
and bears interest at 10%.	$132,017	$184,517

Note payable to non-shareholder
(unsecured). Payable on demand and
does not bear interest	10,000	10,000
Total	$142,017	$319,517

These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions.  Interest expense on notes payable for the three months ended September 30, 2009 and 2008 was $6,616 and $7,825, respectively, and for the nine months ended September 30, 2009 and 2008 was $21,785 and $23,475, respectively.

11.	Event acquisition liabilities

The following sets forth the liabilities, in relation to the acquisition of events (Note 6), assumed by the Company as of the dates indicated:

Event acquisition liabilities	Septmeber 30,	December 31,
	2009	2008
	(unaudited)
Concours on Rodeo	$430,043	$430,043
Core Tour/Action Sports Tour	483,717	483,717
	$913,760	$913,760

12.	Redemption fund reserve

The redemption fund reserve records the liabilities related to the Company’s obligations to pay for the redemption of rewards from the Stratus credit card rewards program.

13.	Related party transactions

From prior to fiscal 2006 through June of 2009, the Company rented office space owned by the Chairman, President and Chief Executive Officer of the Company. The total rent expense accrued by the Company in the three months ended September 30, 2009 and 2008 was $0 and $12,000, respectively, and for the nine months ended September 30, 2009 and 2008 was $24,000 and $36,000, respectively.  The Company believes such rents were at or below prevailing market rates and terminated the rental of this space at the end of June 2009.

During the three months ended September 30, 2009, the Company repaid $20,000 on a loan of $125,000 made on January 19, 2005 from an individual who became a director of the Company on April 30, 2009, bringing the balance owed to this director from $125,000 to $105,000.

14.	Shareholders’ Equity

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

During the three months ended September 30, 2009 and 2008 the Company raised $53,000 and $50,000, respectively, through the issuance of 32,121 and 59,701 shares of common stock, respectively.   During the nine months ended September 30, 2009 and 2008 the Company raised $795,500 and $455,000, respectively, through the issuance of 742,650 and 543,270 shares of common stock, respectively.

Stock Options

There was no stock option expense for the three and nine months ended September 30, 2009 and 2008.  A summary of the options outstanding as of September 30, 2009 is:

		Options Outstanding			Options Exercisable
Weighted
			Weighted			Average
			Average	Weighted		Exercise
			Remaining	Average		Price of
	Range of	Options	Life in	Exercise	Options	Options
	Exercise Prices	Outstanding	Years	Price	Exercisable	Exercisable
As of September 30, 2009	$1.79 - $10.75	5,709,852	2.5	$ 2.40	5,709,852	$ 2.40

Warrants

During 2005, the Company granted warrants with rights to purchase $36,250 of its common stock. These warrants have terms of five years and the exercise prices for these warrants will be the share prices applicable in the next Company Financing after March 2008. The warrants expire in 2010 and the exercise prices for these warrants and the number of shares for such warrants are to be determined by the share price used in such financing.  The Company valued these warrants, using the Black-Scholes option pricing model, at December 31, 2008 and 2007, at $0 and $0, respectively, and included this liability in other accrued expenses and other liabilities.  There were no warrants granted in 2006, 2007 or 2008.

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

These warrants were granted as financing costs related to notes payable agreements with two shareholders and one non-shareholder. The warrants are accounted for as financing costs which were capitalized and amortized over the five-year life of the debt. There was no related amortization expense for the three months and nine months ended September 30, 2009 and 2008.

Since the number of shares and the purchase price related to these warrants can’t be determined, which in turn prevents a determination of the Black Scholes value of these warrants as of September 30, 2009 and 2008 and consequent determination of the charge to the income statement, if any, for the periods ending on those dates.

During the nine months ended September 30, 2009, the Company issued warrants to purchase a total of 60,050 shares of common stock in connection with the sale of common stock.  These warrants have a strike price of $2.00 per share, vest upon issuance and a life of five years.  On April 30, 2009, the Company issued warrants to two members of its board of directors to purchase a total of 900,000 shares of common stock at a strike price of $1.50, vesting monthly over thirty six months, and a life of five years.  The total Black Scholes expense for these warrants is $916,470, which is being amortized over the vesting period.  There are no repricing or antidilution features for these warrants.

		Warrants Outstanding			Warrants Exercisable
Weighted
			Weighted			Average
			Average	Weighted		Exercise
			Remaining	Average		Price of
	Range of	Warrants	Life in	Exercise	Warrants	Options
	Exercise Prices	Outstanding	Years	Price	Exercisable	Exercisable
As of September 30, 2009	$1.50 - $2.00	964,050	4.6	$ 1.53	189,050	$ 1.67

An expense of $100,550 was taken for these warrants during the three months ended September 30, 2009, and an expense of $242,600 was taken for these warrants during the nine months ended September 30, 2009, based on Black-Scholes valuations using the following assumptions:

Range of estimated fair value of underlying common stock	$1.48 - $2.29
Range of remaining lives (in years)	4.3 - 5.0
Range of risk-free interest rates	1.81% - 2.31%
Range of expected volatilities	88% - 95%
Dividend yield	-

15.	Segments

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

A summary of results by segments are as follows:

	Amounts in $000
	As of and Nine Months ended September 30, 2009				As of and Nine Months ended September 30, 2008
	Stratus				Stratus
	Credit Card	Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$-	$-	$-	$-	$7	$34	$-	$41
Cost of sales	-	-	-	-	-	25	-	25
Gross margin	-	-	-	-	7	9	-	16
Deprec. & Amort	35	-	-	35	43	-	-	43
Segment profit	(35)	-	-	(35)	(36)	9	-	(27)
Operating expenses	-	-	1,644	1,644	-	-	755	755
Oth. (Inc.)/Exp.	-	-	37	37	-	-	(293)	(293)
Net income	$(35)	$-	$(1,681)	$(1,716)	$(36)	$9	$(462)	$(489)

Assets	$1,913	$3,269	$140	$5,322	$3,031	$3,621	$42	$6,694
Liabilities	$1,113	$914	$3,250	$5,277	$1,124	$1,154	$5,356	$7,634

16.	Commitments and contingencies

Office space rental

Rent expense for the three months ended September 30, 2009 and 2008 was $17,400 and $37,500, respectively.  Rent expense for the nine months ended September 30, 2009 and 2008 was $114,433 and $49,500, respectively.

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

On May 1, 2009, the Company entered into a lease agreement for approximately 1,800 square feet of office space in Santa Barbara, California for use as its executive offices.  This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of approximately $5,767 per month.

Contractual obligations

Set forth below is information concerning our known contractual obligations as of September 30, 2009 that are fixed and determinable.

	Total	2009	2010	2011	2012	2013	After 2013
Debt obligations*	$1,000,000	$-	$375,000	$500,000	$125,000	$-	$-
Other debt obligations	1,744,071	-	1,744,071	-	-	-	-
Event acquisition liabilities	913,760	-	913,760	-	-	-	-
Legal judgment	65,316	-	65,316	-	-	-	-
Rent obligations	224,913	17,301	69,204	69,204	69,204	-	-
Total	$3,948,060	$17,301	$3,167,351	$569,204	$194,204	$-	$-

Employment Agreement

The Company has an Employment Agreement (“Agreement”), dated January 1, 2007, with its President and Chief Executive Officer, which requires the Company to offer a non-qualified stock option to purchase 10% of the fully diluted shares of the Company’s capital stock issued and outstanding on January 1, 2007, the effective date of the Agreement.  The stock option has a term of five years at an exercise price of $1.79 per share for 4,862,894 shares and vested immediately on the date of the agreement. This stock option is subject to a customary anti-dilution provision with respect to any stock splits, mergers, reorganizations and other such events. The length of this Agreement is five years from the effective date unless the employment is terminated for another cause. During the duration of this Agreement, the Chief Executive Officer is entitled to an annual salary of $240,000 and a bonus of $250,000 in the event a Valuing Event causes the Company to be valued in excess of $100,000,000 and an additional bonus of $500,000 in the event a Valuing Event causes the Company to be valued in excess of $500,000,000. For the nine months ended September 30, 2009 and the year ended December 31, 2008, no bonuses have been paid by the Company in relation to this Agreement.  Pursuant to a written modification of this agreement on October 30, 2009, the President agreed the Valuing Event could only occur after January 1, 2010 and waived any right to claim a bonus related to a Valuing Event prior to January 1, 2010.

17.	Subsequent Events

Subsequent to September 30, 2009, the Company sold 213,929 shares of its common stock for $265,000.

Effective October 21, 2009, Stratus Media Group, Inc. (the “Company”) entered into a Strategic Investment Agreement with ProElite, Inc. (“PEI”) pursuant to which PEI agreed to sell to the Company, and the Company agreed to purchase from PEI, shares of PEI’s Series A Preferred Stock (the “Preferred Shares”).  The Preferred Shares are convertible into the Common Stock of PEI.  The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares.  The purchase price of the Preferred Shares is $2,000,000 which will be used by PEI for payment of outstanding liabilities of PEI, general working capital and other corporate purposes and repayment of all amounts due under a note of PEI with respect to advances made to PEI by the Company of $100,000.  Closing of the purchase of the Preferred Shares is subject to certain conditions including confirmation reasonable satisfactory to the Company that the financial records of PEI are such that they will enable PEI to become current in its filings with the Securities and Exchange Commission without undue expense and that the Company will be able to timely file by amendment PEI’s financial statements as required under Form 8-K.  Upon closing, all of the current directors of PEI will resign and the board of directors of PEI will consist of two designees of the Company and one designee of PEI.  Paul Feller, the Company’s Chief Executive Officer, will become PEI’s Chief Executive Officer.  Certain present and former key PEI executives will continue with PEI.

On October 15, 2009, a new member of the board of directors was granted warrants to purchase 450,000 shares of the Company’s Common Stock at $1.50 per share.  These warrants vest monthly over three years and have a five-year life do not contain any repricing or antidilution features.  Separately, this director purchased 5,000 shares of the Company’s Common Stock for an aggregate purchase price of $10,000.

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

The Company is using a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated or being divested by larger companies with the plan to aggregate them into one large leading live entertainment company.  A key component of this strategy is to purchase these events for approximately four to six times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events, with the expectation that the combined EBITDA of the Company from these events will receive a higher valuation multiple in the public markets.  Alternatively, the Company may complete acquisitions that may not meet these economic parameters but have other compelling attributes such as entry into a new type of event or as a strategic fit with the Company's existing events.

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

The business plan of Stratus is to provide integrated event management, television programming, marketing, talent representation and consulting services in the sports and other live entertainment industries.  Stratus’s event management, television programming and marketing services may involve:

•	managing sporting events, such as college bowl games, mixed martial-arts events, golf tournaments and auto racing team and events;
•	managing live entertainment events, such as music festivals, car shows and fashion shows;

•	producing television programs, principally sports entertainment and live entertainment programs; and
•	marketing athletes, models and entertainers and organizations.

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three and nine months ended September 30, 2009, as they are antidilutive to loss per share.  Losses per share for the three and nine months ended September 30, 2009 do not include the potential impact of options to purchase 5,709,852 shares of the Company's common stock, warrants to purchase 964,050 shares, or of warrants to purchase $36,250 of the Company's common stock, with the number of shares issuable under this warrant to be determined by the Company's first financing round following its reverse merger in March 14, 2008.

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

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to begin operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $5,106,643.

In addition to the intangible assets on the balance sheet, the Company has acquired the rights or assumed ownership of a number of other events as well.  Based on a valuation dated December 11, 2006 by an independent valuation consultant, the value of all these event properties was $45,700,000 at December 31, 2005 (unaudited).

Results of Operations for the Three Months Ended September 30, 2009

Revenues

Revenues for the three months ended September 30, 2009 (“Current Period”) were $0, which was the same for the three months ended September 30, 2008 (“Prior Period”).  There were no event revenues in the Current Period or the Prior Period.  Stratus card revenues were $0 in the Current Period and $0 in the Prior Period.  The sponsoring bank that conducted the “back end” banking requirements of the Stratus program stopped sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  While several cardmembers are continuing to use their cards with the former sponsor bank the Company has not recorded these new revenues since October 2007, and the Company is investigating legal redress against this bank.  The Company is actively seeking a new sponsoring bank for the back end banking requirements of the program, but there can be no assurances that it will be able to do so.

Gross Profit

There were no cost of revenues in either the Current Period or the Prior Period, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $0.

Operating Expenses

Overall operating expenses for the Current Period were $567,826, an increase of $279,621, or 97%, from $288,205 in the Prior Period.  General and administrative expenses of $273,506 increased by $129,801, or 90%, from $143,705 in the Prior Period.  This increase was related to higher levels of staffing and business development activity in the Current Period, specifically an increase of $93,898 for salaries and payroll taxes, $43,328 for medical and director’s and officer’s insurances, offset by reduced rent of $20,100 related to reduced rent in Santa Barbara versus West Hollywood.

The Company incurred a total of $109,865 in non-cash charges in the Current Period versus $0 in the Prior Period, with $9,315 for charges taken to reflect the value of common stock sold over the value received, and $100,550 in Black Scholes expense for Warrants in the Current Period versus $0 in the Prior Period.  Legal and professional services were $172,619 in the Current Period, an increase of $41,870, or 32%, versus $130,749 in the Prior Period, largely related to increased legal work regarding potential acquisitions.  Depreciation and amortization remained relatively constant with $11,836 in the Current Period, compared with $13,751 in the Prior Period.

Other Income/Expense

Other income and expense decreased by $68,315 or 105%, to a net expense of $3,182 in the Current Period from a net gain of $65,133 in the Prior Period.  The Prior Period included a gain of $172,651 related to adjusting payables for outside legal and accounting services down to invoiced amounts as of September 30, 2008, offset by $70,805 of accruals for a judgment against PSEI related to two former employees.

Interest Expense

Interest expense was $27,035 in the Current Period, a decrease of $19,249, or 42%, from $46,284 in the Prior Period, primarily related to the use of common stock to reduce interest-bearing debt to an officer of the Company and the elimination of interest on the Core Tour settlement, both of which occurred on December 31, 2008.

Results of Operations for the Nine Months Ended September 30, 2009

Revenues

Revenues for the nine months ended September 30, 2009 (“Current Period”) were $0, which was a decrease of $40,189, or 100%, from $40,189 for the nine months ended September 30, 2008 (“Prior Period”).  There were no event revenues in the Current Period, compared with $33,606 in the Prior Period from a Superbowl-related event held in the Prior Period that did not recur in the Current Period.  Stratus card revenues were $0 in the Current Period, a decrease of $6,583, or 100%, from $6,583 in the Prior Period. The sponsoring bank that conducted the “back end” banking requirements of the Stratus program when PSEI acquired Stratus stopped sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  While several cardmembers are continuing to use their cards with the former sponsor bank the Company has not recorded these new revenues since October 2007, and the Company is investigating legal redress against this bank.  The Company is actively seeking a new sponsoring bank for the back end banking requirements of the program, but there can be no assurances that it will be able to do so.

Gross Profit

There was no cost of revenues in the Current Period and $25,162 in the Prior Period, primarily related to appearance fees for the Superbowl-related event, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $15,027.

Operating Expenses

Overall operating expenses for the Current Period were $1,667,556, an increase of $869,751, or 109%, from $797,805 in the Prior Period.  General and administrative expenses of $823,600 increased by $374,309, or 83%, from $449,291 in the Prior Period.  This increase was related to higher levels of staffing and business development activity in the Current Period, specifically related to an increase in consulting fees of $137,048 in the Current Period over $121,891 in the Prior Period, primarily for international and domestic business development consultants, an increase in salaries and payroll taxes of $111,386 in the Current period over $2,863 in the Prior Period, an increase in travel and entertainment costs of $55,739 in the Current Period versus $65,305 in the Prior Period, and an increase of $48,351 in medical and directors and officers insurances in the Current Period versus $5,494 in the Prior Period.

The Company incurred a total of $526,210 in non-cash charges in the Current Period versus $0 in the Prior Period, with $283,610 for charges taken to reflect the value of common stock sold over the value received, and $242,600 in Black Scholes expense for Warrants in the Current Period versus $0 in the Prior Period.  Legal and professional services declined by $22,476, or 7%, from $305,749 in the Prior Period to $283,273 in the Current Period, primarily related to legal and audit work performed in connection with the Company’s reverse merger on March 14, 2008.  Depreciation and amortization declined from $42,765 in the Prior Period to $35,322, primarily related to a number of assets reaching the end of their depreciable lives and no longer incurring depreciation expense.

Other Income/Expense

Other income and expense decreased by $386,485, or 89%, from a net gain of $432,720 in the Prior Period to a net gain of $46,235 in the Current Period, primarily related to a $365,579 gain in the Prior Period from reversing an accrual for legal judgment when the related court case was dismissed.

Interest Expense

Interest expense was $83,077 in the Current Period, a decrease of $56,350, or 40%, from $139,427 in the Prior Period, primarily related to the use of common stock to reduce interest-bearing debt to an officer of the Company and the elimination of interest on the Core Tour settlement, both of which occurred on December 31, 2008.

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

During the three months ended September 30, 2009 and 2008 the Company raised $53,000 and $50,000, respectively, through the issuance of 32,121 and 59,701 shares of common stock, respectively.   During the nine months ended September 30, 2009 and 2008 the Company raised $795,500 and $455,000, respectively, through the issuance of 742,650 and 543,270 shares of common stock, respectively.

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

At September 30, 2009, our principal sources of liquidity consist of advances of funds from officers, increases in accounts payable and accrued expenses, and the issuance of equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products. At September 30, 2009, our cash and cash equivalents were $0, and we had negative working capital of $4,258,518.  At September 30, 2009, we had $2,095,620 in debt obligations (comprised of a $748,603 loan from an officer, $1,090,000 of notes payable to related parties and $257,017 in notes payable), all of which is due upon demand, and $215,000 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows as of the dates indicated:

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Operating activities	$(806,170)	$(349,620)
Investing activities	1,122	-
Financing activities	806,492	352,167
Total change	$(800)	$2,547

Operating Activities

Operating cash flows for the nine months ended September 30, 2009 reflects the net loss of $1,716,247, offset by changes in working capital of $348,545 depreciation and amortization of $35,322, non-cash expenses of $526,210 for the excess of fair value of common stock sales over the consideration received and Black-Scholes cost of warrant issuance.

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

Financing Activities

During the nine months ended September 30, 2009, we received cash proceeds of $795,500 from sales of common stock and $50,023 from a payment to us from the former sponsoring bank for the Stratus Visa Card program.  Of these amounts, we used $18,885 to partially repay loans from an officer and $62,500 to partially repay notes payable, for net cash proceeds of $806,492.

During the nine months ended September 30, 2008, we received cash proceeds of $455,000 from the sale of stock and used $34,792 to partially repay loans from an officer. In May of 2008, we used $68,041 to extinguish a line of credit with Wells Fargo.  Net cash from financing activities was $352,167.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2009 the Company raised $53,000 through the issuance of 32,121 shares of common stock.   No commissions were paid on these sales.

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