Form 10-K
period 2009-12-31
Stratus Media Group, Inc
filed 2010-04-15
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-24477
STRATUS MEDIA GROUP, INC.
(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	#86-0776876 (I.R.S. Employer Identification No.)

3 E. De La Guerra St., Santa Barbara, CA 93101
(Address of principal executive offices)

(805) 884-9977
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2008 was $46,124,018 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding at March 31, 2010 was 60,532,099 shares.

STRATUS MEDIA GROUP, INC.
FORM 10-K
DECEMBER 31, 2009

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

The business plan of Stratus is to operate the Stratus Rewards program and to own and all available event revenue rights from tickets/admissions, corporate sponsorship, television, print, radio, Internet, merchandising, and hospitality. With additional funding, the objective of management is to build a profitable business by implementing an aggressive acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth. The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues. The Company intends to promote the Stratus Rewards card and its events together, obtaining maximum cross marketing benefit among card members, corporate sponsors and Stratus events.

Strategy

Stratus uses a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated, or being divested by larger companies, with the plan to aggregate them into one large leading live entertainment company.   Our strategy is to purchase these events for at a target value of 4-6 times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events with the expectation that the combined EBITDA of the Company from these events will receive a higher valuation multiple in the public markets.  Events and companies will also be considered for acquisition if they do not meet this financial criteria, but provide strategic or other value.

Contingent on the availability of capital, Stratus is targeting acquisitions of event properties. The goal is to aggressively build-up a critical mass of events, venues and companies that allow for numerous cross-event synergies. Specifically:

●
On the expense side, to share sales, financial and operations resources across multiple events, creating economies of scale, increasing the Company’s purchasing power, eliminating duplicative costs, and bringing standardized operating and financial procedures to all events, thus increasing the margins of all events.

●
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

The business plan of Stratus is to provide integrated event management, television programming, marketing, talent representation and consulting services in the sports and other live entertainment industries which may involve:

●	managing sporting events, such as college bowl games, golf tournaments and auto racing team and events;
●	managing live entertainment events, such as music festivals, car shows and fashion shows;
●	producing television programs, principally sports entertainment and live entertainment programs; and
●	marketing athletes, models and entertainers and organizations.

The objective of this approach is to consolidate event properties and then craft individual large-scale deals to allow companies to bundle advertising across diverse events.

For example, subject to available capital, Stratus is targeting the acquisition of several music festivals by the end of 2011, with the goal of combining them with its current music festival events. Through these acquisitions, the Company plans to utilize core competencies in the areas of promotion, operations, marketing, sales and distribution. The objective is to afford Stratus better negotiating leverage with cost centers such as advertising, marketing, venue and talent costs on a regional, national and international scale. Additionally, by offering advertisers access to other Stratus’s properties, the Company hopes to create greater value for the advertisers by offering other key demographic target markets to the client and creating greater value, more impression and a higher cost point for less risk.

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

College Sports Events

Freedom Bowl College Bowl Game acquired in October 1998 by Stratus. Played for the first time in 1984 at Anaheim Stadium, the Freedom Bowl was for years one of the “big” bowl games, hosting top teams from UCLA, USC, Washington, Colorado, Brigham Young and Arizona State. In 1996 this event became inactive and has not operated since.  Stratus is seeking certification from the NCAA to conduct this event after 2011. Stratus intends to host this event at a major venue for potentially 60,000 or more attendees with attendant television rights.

Seattle Bowl College Bowl Game was assumed by Stratus in 2004 and operated in 2001 and 2002, was discontinued in 2003 and has not been operated since.  Stratus is seeking certification from the NCAA to conduct this event after 2011.

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

Action Sports Events

Core Tour Action Sports & Music Festival - The Company entered into a contract to acquire its assets in October 2003. In connection with a settlement agreement on May 27, 2005, a legal judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event of $482,126, plus accrued interest.  The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs.  To complete the acquisition, the Company is required to pay $482,126 in cash.  On December 31, 2008, the Company issued 102,840 shares of common stock valued at $163,516 to pay the owners of Core Tour accrued interest of $172,993. As conducted prior to 2004, the event is a summer series of “extreme sports” events and concerts which visit multiple cities including Los Angeles, New York and Chicago. In the past, the festival has involved competitions in BMX dirt motorcycle jumping, in-line skating, mountain boarding and skateboarding. A concert series runs in conjunction with the events that features music targeted at the intended market.  Past events have resulted in an audience size of approximately 30,000 per day over three days and included major television coverage of the events.  Subject to sufficient capital, Stratus intends to expand this series of events to 4 summer events and 4 winter events for a total of 8 events. The winter events are planned to include snowboarding, skiing and snowmobile racing events.  None of these events have been operated since 2004.

ProElite, Inc. - Effective October 21, 2009, the Company entered into a Strategic Investment Agreement with ProElite, Inc. (“PEI”) pursuant to which PEI agreed to sell to the Company shares of PEI’s Series A Preferred Stock (the “Preferred Shares”).  The Preferred Shares are convertible into the Common Stock of PEI.  The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares.

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

On February 4, 2010, the Company entered into an Amendment To Strategic Investment Agreement (the “Amendment”), dated as of January 26, 2010, with PEI pursuant to which the parties agreed to amend the terms of that certain Strategic Investment Agreement (the “Agreement”) entered into between PEI and the Company dated October 9, 2009.  The Amendment (i) provides for certain interim funding by the Company to PEI prior to the closing, and contains representations regarding the Company’s ability to provide all funds necessary to perform its obligations under the Agreement and the Amendment, (ii) extends the outside date for the Closing to March 31, 2010, (iii) conditionally provides for changes in the board and management of PEI, subject to the Company’s timely compliance with delivery of specified payments to PEI and third parties (the “Management Change”), (iv) credits against the Purchase Price certain expenses and amounts already loaned by the Company, (v) provides for the convertibility of amounts previously loaned into Preferred Stock of PEI on a pro-rata basis, (v) provides that all of the conditions to closing in Section 6.1 of the Agreement, have been satisfied to date and that, notwithstanding such conditions (other than the condition regarding legal compliance and certain ministerial conditions), the Company is unconditionally obligated to consummate the purchase and other transactions contemplated by the Agreement and the Amendment and pay the full Purchase Price (applying such credits as provided in the Amendment), (vi) provides for a guarantee of certain obligations of the Company, (vii) provides for an enforcement mechanism independent of the newly appointed board and management until the Closing and (viii) provides for application of certain post-closing covenants to the interim period.

This Amendment has been subsequently modified to extend the outside date for the closing to May 14, 2010.

Founded in 2006, ProElite, Inc. historically has delivered entertainment experiences in the world of mixed martial arts (MMA) with live arena-based entertainment events, cable television programming and community-driven interactive broadband entertainment via the Internet.  ProElite plans to deliver live MMA fight events that showcase the world's top fighters internationally.  ProElite still holds the record for highest ratings for a major network telecast of a MMA event. ProElite also owns a web portal with social networking for MMA fighters and fans and live streams of MMA bouts not broadcast on television. A focal point of ProElite's live event promotions is Elite XC. Running its first show in 2007, it quickly became one of the most visible brands in mixed martial arts in the United States. The company maintains its ownership stake in South Korean-based Spirit MC, and British promotion Cage Rage.

Auto Show Events

Santa Barbara Concours d’Elegance - acquired all of the assets in October 1998 from Crane School, after twenty years of operations. This event was last run in 2007.  This is one of the oldest vintage automobile shows in the USA and in the past has drawn audiences of 40,000 or more per day over a four-day period. Anticipated to be held in October of 2010, the show is planned to move from its old location at the Sandpiper golf course in Santa Barbara to the Santa Barbara International Polo Club and Fields, to increase audience and revenue opportunities.  This event will compliment the ten city tour of Concours d’ Elegance events. Stratus is adding additional elements to this event which include a vintage and modern Italian auto show, American classics auto show, fashion show, music festival, wine festival, charity gala and auction, auto auction, and a road rally visiting top Central Coast wineries and points of interest.

The Beverly Hills Concours d’Elegance - acquired in June 2004 and last operated in August 2007. The Beverly Hills Concours historically has drawn over 65,000 spectators. In order to allow for ticket revenue and restricted access, Stratus is moving from the Rodeo Drive location used in the past to the Playboy Mansion and UCLA. Past exhibitors at the show have included car enthusiasts such as Jay Leno, Tim Allen and Nicolas Cage. Past corporate sponsors have included Daimler Chrysler, Rolex, Lladro, Ferrari, Brooks Brothers, Meguires, Geary’s of Beverly Hills and Grundy.

Contingent on available capital, Stratus intends to establish an additional 22 auto shows by 2011 and intends to combine the 29 auto shows into a national series in which common cost centers will be shared. Stratus believes that increased sponsorship interest and revenue will result from this combination. Stratus is currently seeking series and individual event sponsors for a sponsorship and, with sufficient capital, intends to run a number of these events in 2010 and 2011.

Mille Miglia – on April 7, 2010, the Company announced that it had acquired the exclusive rights to produce the Mille Miglia Tribute in North America from MAC Group and the Automobile Club of Brescia, Italy. Stratus intends to host a Mille Miglia mini-tribute in 10 cities throughout the United States in conjunction with the National Tour D’Elegance vintage auto show series and related television coverage. In the fall, Stratus intends to produce a 1,000 mile Mille Miglia Tribute on the California coast, featuring several special stops along the way at various historic and scenic points.

The 2010 Mille Miglia will take place from May 6th through 9th in Italy. As always, 375 cars will be able to compete in the race. The Mille Miglia is an open-road endurance race which is currently one of the most important classic sports cars events in the world. From 1927 to 1957, the Mille Miglia was a legendary speed race focused on drivers, challenges and adventures. Today, the legacy of the Mille Miglia remains strong through the use of yesterday’s cars on today’s roads. After 82 years, Mille Miglia is a unique event offering an extraordinary world-wide promotional stage. In 2009, over 4 million people lined up on the roads to see the cars and more than 1,500 registered journalists from all over the world covered the events.

Concert, Film and Music Festivals

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

Contingent on available capital, Stratus intends to establish four additional music festivals that include the Santa Barbara Music Festival, the Santa Barbara Jazz Festival, the Napa Jazz Festival and the Maui Jazz Festival. Subject to available capital, Stratus is targeting other key music festival acquisitions and believes that increased sponsorship interest and revenue will result. Stratus intends to expand the ticket, merchandising, concessions and sponsorship revenues by creating a series of events and key geographic locations, and by providing a venue for emerging talent to showcase, at little to no talent fee cost to Stratus, and by leveraging the booking of talent among a larger number of performances to reduce the cost per event.   To date, these events have not been conducted.

Perugia International Film Festival – on February 9, 2010, Stratus announced that it had executed an exclusive ten-year agreement as the owner, operator and holder of all rights of the International Film Festival in Perugia, Italy, in partnership with the region of Umbria, the Province of Perugia and the Municipality of Perugia. The Perugia International Film Festival is scheduled to have its preliminary launch in the Fall of 2010.  The Company intends to work with various firms and individuals in the film industry to establish this event as a premier event catering to the art and science of making and distribution.

Talent Management

Pro Sports Talent Management - acquired in November 2000 from a Stratus executive, in the past this effort has represented over 100 professional and retired athletes and has held non-exclusive agreements to represent appearances, corporate endorsements and player contracts to such highly recognized names as Muhammad Ali, Kareem Abdul-Jabbar and Joe Namath.

Stratus’s talent representation activities are planned to consist of athletes, entertainers and models principally with representation in contract and endorsement negotiations. Stratus expects to receive a percentage of monies earned by an athlete client, of approximately 4% of a player’s sports contract and approximately from 15% to 25% of related endorsement contracts. We expect modeling clients will pay Stratus 33% of a photo shoot or runway contract, 10% of film, television and commercial revenues, and 33% of endorsement contracts. Revenue from these sources is dependent upon a number of variables, many of which are outside Stratus’s control, including a player’s model’s skill, health, and public appeal. Principal operating expenses include salaries, wages and travel and entertainment expenses Agent representation can be a lucrative business.  Stratus has not actively represented athletes in the past five years.

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

The sponsoring bank that operated the back-end banking requirements for the Stratus program when the Company acquired Stratus, discontinued providing the Company with financial statements in October 2007 and formally discontinued the program in March 2008.  The Stratus Rewards program is currently inactive.  However, the Company is in advanced discussions with a bank in Europe to restart the program.

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

Seasonality

The Company’s event operations and revenues are expected to be largely seasonal in nature, with generally higher revenue generated in the third and fourth quarters of the year. The musical concerts that the Company intends to promote largely occur in the second and third quarters. To the extent that the Company’s entertainment marketing and consulting relate to musical concerts, they also predominantly generate revenues in the second and third quarters. Therefore, the seasonality of the Company’s business causes (and, upon consummation of the intended Acquisitions) will likely probably continue to cause a significant variation in the Company’s quarterly operating results. These variations in sales could have a material adverse effect on the timing of the Company’s cash flows and, therefore, on its ability to service its obligations with respect to its indebtedness. However, the Company believes that this variation can be somewhat offset with the acquisition of events that are typically non-summer seasonal businesses.

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

In recent years, these companies (known as “the Big 3”) have divested significant portions of their live sports and entertainment holdings for several reasons, detailed below in the “Competition” section.

For the marketing segment of the industry that Stratus intends to participate in,, the addressable market is estimated at $63 billion, divided as follows:

●
Sponsorships - $14 billion ~ represents sponsorships of leagues, teams, broadcasts and events. Sponsorships are high margin, and have enjoyed robust growth until the economic disruptions in late 2008. Sports receive 67 percent of all sponsorship dollars, with entertainment receiving nine percent and festivals receiving nine percent.

●
Event Entrance & Spending - $30 billion ~ includes ticket sales of $14 billion; concessions, parking, on-site merchandise sales of $12 billion; and premium seating revenue of $4 billion. Spectator spending in these categories grew an average 18% between 2005 and 2006.

●	Endorsements - $2 billion

●	Media Broadcast Rights - $12 billion ~ includes the four major professional leagues (football, baseball, basketball, hockey), NASCAR, and College Sports.

●
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

Mixed Martial Arts ~ commonly referred to as MMA, is a sport growing in popularity around the world. In MMA matches, athletes use a combination of a variety of fighting styles, including boxing, judo, jiu jitsu, karate, kickboxing, muay thai, tae kwon do, and wrestling. Typically, MMA sporting events are promoted either as championship matches or as vehicles for well-known individual athletes. Professional MMA competition conduct is regulated primarily by rules implemented by state athletic commissions. Athletes win individual matches by knockout, technical knockout (referee or doctor stoppage), submission, or judges’ decision.

The industry leader in MMA is the Ultimate Fighting Championship or UFC.  UFC produces regularly scheduled cable programming (on SPIKE TV) mainly through their reality show “The Ultimate Fighter.”  The UFC also recently aired a live event on Versus TV network.  UFC holds between 10-12 Pay-Per-View events per year and approximately 4-6 live events on free/cable television.  UFC consistently sells live gates in excess of $2M per pay per event and is estimated to have generated over 1.5 million buys for UFC 100.   Strikeforce, another MMA organization, has television deals with Showtime and CBS.  Other MMA organizations include Bellator Fighting Championship, which is featured on Fox Sports Net, and King of the Cage, which has a television deal with HDNet.

MMA is also highly popular internationally and is well established in major markets such as Japan, Korea and the United Kingdom, where it has been aired on major broadcast networks in each of these markets for years. Strong interest from Middle Eastern is evident with the recent well-publicized US$100+ million investment by a Dubai group for a minority equity stake in the U.S. based UFC. Brazil, a market who lays claim to being the founding market for the sport, is arguably the leading exporter of professional martial artists who fight across all fight disciplines in the various fight organizations around the world.

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

College Sports Industry ~ The Company believes that the NCAA’s limitation of new bowl games makes the established, bowl games that exist more valuable. This situation could improve if a playoff system is instituted in the existing bowl structure.

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

COMPETITION

The live sports and entertainment industry has been historically fragmented, with local and regional entrepreneurs comprising the majority of the companies. In the late 1990s, several companies launched consolidation efforts and one of the companies, most notably SFX.   By the early 2000’s three major companies — Clear Channel Communications (Owner of SFX), Interpublic Group (Owner of Octagon, Magna Global Entertainment), and International Management Group (IMG) had established dominant positions which comprised an estimated 60-70 percent of industry revenues. These companies (known as “the Big 3”) have begun divesting some of their live sports and entertainment holdings for several reasons:

1.	The capital markets have demanded that the parent companies focus on core competencies.
2.	The companies face capital shortfalls and view the sports units as easy divestments.
3.	The parent companies have not successfully integrated the sports units.
4.	A “larger-than-life” owner passed on and the family is reorganizing (IMG).
5.	There are potential conflicts between advertising division and event sales division.

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

In addition to the “Big 3” there are a number of second-tier sports marketing groups. One or more of these groups may be attempting acquisition strategies that are similar to Stratus’, though the Company is unaware of any such efforts. The principal second-tier sports marketing groups are:

●	Velocity Sports & Entertainment
●	Vulcan Ventures
●	Anschutz Entertainment Group

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

As noted in the opinion of our independent financial auditors, “The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has negative cash flow from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.”  For the years 2009 and 2008, the Company incurred net losses of $3,401,098 and $2,093,267. In addition, the Company had accumulated deficits of $18,073,782 and $14,672,683 as of December 31, 2009 and 2008, and had negative working capital of, $2,907,646 and $4,079,179 as of December 31, 2009 and 2008.  During 2010, the Company expects to raise capital and initiate the operation of events and the Stratus Rewards program.  However, until such time as operations are established with positive cash flows, the Company will require capital to continue as a going concern.

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

Intangible assets comprise most of our assets and are subject to impairment charges that will increase the Company’s losses.  Such losses could have a negative impact on the price of our common stock.

As of December 31, 2009, the total of intangible assets and goodwill was $4,024,443, or 94%, of total assets of $4,283,068.  These intangible assets and goodwill are evaluated on an annual basis for impairment of the balance sheet value due to active or dormant status, competitive conditions, changes in Company plans, and other factors that the Company determines are highly likely to reduce the ability of these assets to generate cash in the future.  In 2009, impairment charges were $640,805, which was 19% of the total loss of $3,401,098 and in 2008, impairment charges were $1,015,000, which was 49% of the total loss of $2,093,267.  Additional impairment charges could be required in the future, which would increase losses and reduce the Company’s asset base accordingly and which could have an adverse impact on the price of our common stock.

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

In 2004, the Company realized $2,554,600 of revenues from events.  There were no revenues from events in 2006, the total revenues from events in 2005, 2007 and 2008 was $252,741, which was derived from smaller-scale, standalone events rather than recurring annual events of a larger scale anticipated in our business plan, and there were no revenues in 2009.  Assuming sufficient capital, the Company intends to reestablish those events with sufficient critical mass to afford economies of scale in operations. While the Company believes that the nature of the event business allows for events to be readily reestablished and that it has the experience and management expertise to re-establish those events, there can be no assurance that such events will be successfully reestablished. The Company believes that it has full ownership of these events and related intellectual property, but there can be no assurance that unknown or unforeseen claims will not arise after successful reestablishment of such events.

Our credit card operations have been dormant since October 2007 and we need to obtain a sponsoring bank to reestablish our Stratus Rewards Visa card program.

A contractual relationship with a sponsoring bank is necessary for the Company to conduct its Stratus Rewards operations. In October 2007, the Company ended its relationship with its sponsoring bank that was limited to U.S. operations and is negotiating a new relationship with a bank in Europe that can support international operations. While the Company believes that these negotiations will be successful and this contractual relationship will be established, there can be no assurance that this relationship will be established.

Our company depends on its key executive officer.

The Company depends on Paul Feller, Chairman and CEO of the Company and we do not have key-person life insurance policies on him. In order to achieve its business objectives, the Company must hire additional personnel to fill key managerial positions and provide them with compensation packages sufficient to retain their services. The Company’s future success will depend upon the ability of its executive officers to establish clear lines of responsibility and authority, to work effectively as a team and to gain the trust and confidence of its employees. The loss of the services of a key employee could seriously impair the Company’s ability to operate and improve its events portfolio, which could reduce its revenues. The Company must also identify, attract, train, motivate and retain other highly skilled, technical, managerial, merchandising, engineering, accounting, marketing and customer service personnel.

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

At the present time, the Company intends to reinvest any cash generated from operations into expansion of operations and does not intend to pay dividends. The Company will periodically evaluate the best means to bring value to shareholders and such evaluations could result in a continuation of this policy. Investors should look to the growth in value as the primary means of realizing a return on their investment and should not look to dividends for a return. There can be no assurance that the proposed operations of the Company will result in sufficient revenues to enable the Company to operate at profitable levels or to generate positive cash flow. Any delay in the successful execution of the Company’s operations of or the acquisition and marketing strategies could delay the payment of dividends for an undetermined amount of time.

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

Our events business is dependent on obtaining local permits to conduct the events and our Stratus Rewards business operates in a highly-regulated environment.

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

RISKS RELATING TO OUR COMMON STOCK

The market for our common stock only recently developed, the price of the stock has fluctuated in the past and the stock is thinly traded.  If trading volume increases in the future, the fluctuations in price could be greater than those experienced in the past.

From the Reverse Merger on March 14, 2008 until September 19, 2008, our stock was listed on The Pink Sheets LLC, a privately-owned company whose Electronic Quotation Service provides an Internet-based, real-time quotation service (“Pink Sheets”).  On November 3, 2008, our stock started trading on the OTC Bulletin Board® (“Bulletin Board”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities that provides for improved liquidity and a larger potential shareholder base that those provided by the Pink Sheets.  With this move to the Bulletin Board, the daily volume of trading in our shares increased significantly.

From November 3, 2008 to December 31, 2009, the average price of our common stock was $1.84 per share, with a low of $1.32 per share and a high of $2.57 per share, on an average trading volume per day of 21,917 shares.  As noted below, it is possible that trading volumes could increase significantly following April 14, 2010 and such increased volume could lead to significant fluctuations in the price of our stock.

We have a significant amount of stock that will be eligible for resale under a Rule 144 exemption on April 14, 2010, and we have also sold stock that is, or will become within six months, eligible for resale under a Rule 144 exemption.  Sales of such stock could depress the stock price significantly.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline significantly.  At the time of the Reverse Merger on March 14, 2008, 49,500,000 shares our Stratus common stock were issued to existing Pro Sports & Entertainment (“PSEI”) stockholders, in addition to the 5,500,000 shares held by existing Feris International (“Feris”) shareholders.

The 5,500,000 shares held by Feris shareholders as of March 14, 2008 have all been eligible for resale under Rule 144.  In addition, we have issued 5,532,099 shares of common stock between March 31, 2008 and March 31, 2010, of which 2,754,130 shares are eligible for resale as of March 31, 2010 under an exemption from registration under the revised Rule 144 requirements.  Accordingly, there are 8,254,130 shares eligible for resale as of March 31, 2010.

As of April 14, 2010, the 49,500,000 shares issued or held at the time of the Reverse Merger by former PSEI shareholders will be eligible for resale under an exemption from registration under the revised Rule 144 requirements, resulting in a total of 57,754,130 shares that will be eligible for resale under Rule 144 as of April 14, 2010, compared to 8,254,130 shares eligible for resale prior to that date.

Of the 57,754,130 that will be eligible for resale as of April 14, 2010, 26,416,341 shares are held by our Chairman and CEO that have significant limitations on resale and 9,405,000 are held by an affiliate with volume restrictions on resale, leaving 21,932,789 shares that eligible for resale under Rule 144 as of April 14, 2010 with minimal restrictions.

Since the Company is the result of a “reverse merger,” shares can only be sold under an exemption from Rule 144(i), which pertains to shares issued by a company that executed a reverse merger with a “shell” company.  Under an exemption from Rule 144(i), the exemption may be granted to remove the restrictive legend on stock certificates only for a specified sale of securities and not as a “blanket” removal that removes the restrictive legend and allows for sale at unspecified dates in the future.  If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline significantly.  If significant amounts of such shares of stock were sold, such sales could result in significant declines in our stock price.

If we fail to continue to meet all applicable continued listing requirements of the Over The Counter Bulletin Board Market and our common stock is delisted from this market, the market liquidity and market price of our common stock could decline significantly.

Our common stock is listed on the Bulletin Board.  Among other requirements to maintain such listing, we need to file our Quarterly Reports on Form 10Q and our Annual Report on Form 10K with the SEC in a timely manner.  We did not file our Quarterly Reports on Form 10Q on time for the periods ended March 31, 2008 and June 30, 2008, but have filed on time since then.  If we are late in filing our Form 10K for the period ending December 31, 2009 or if we are late with our Quarterly Reports on Form 10Q for the quarters ending on March 31, 2010 or June 30, 2010, we will be delisted from the Bulletin Board and will return to the Pink Sheets.  In the event that delisting occurs because these SEC reports are filed late, we will need to file all periodic SEC reports in a timely manner for one year and meet other applicable listing criteria before becoming eligible again for Bulletin Board listing.

In the event our common stock returns to the Pink Sheets, the market for our common stock will be adversely affected and the market price for our common stock could decline significantly.

As of March 31, 2010, our Chairman and CEO, along with his father, collectively controlled approximately 59% of our outstanding common stock.

As of March 31, 2010, our Chairman and CEO, along with his father, together controlled approximately 59% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. You and other stockholders will have minimal influence over these actions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

Item 2.    PROPERTIES

On May 1, 2009, the Company entered into a lease agreement for approximately 1,800 square feet of office space in Santa Barbara, California for use as its executive offices.  This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month.

From May 2008 to June 2009, our corporate headquarters were located in West Hollywood, California, where we leased approximately 2,600 square feet of space for our corporate headquarters, general administrative functions, and sales and marketing efforts at $8,500 a month from April 1, 2008 to October 31, 2008, and $11,400 per month from November 1, 2008 until we vacated the lease in May 2009.

From prior to January 1, 2008 until May 2009, we leased approximately 1,800 square feet of space in Santa Barbara, California, for executive use at $4,000 per month under a lease expiring December 31, 2010.

We believe our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.    LEGAL PROCEEDINGS

In connection with a settlement agreement in May 2005, a judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event of $482,126 plus interest.  The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs.  As of December 31, 2008, the Company recorded the $482,126 judgment.  On July 31, 2008, Stratus Management and Core Tour have agreed to a revised settlement whereby Stratus will retain all rights of the Core Tour events in exchange for $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.  The Company is currently in default of this revised settlement and is actively working on modifying this revised settlement to extend the due date for payment.  If the Company is not able to agree on a timetable for payment of the $482,126 and/or is not able to pay the Core Tour parties, the Core Tour parties have the right to enforce their judgment against the Company in that amount, but under the terms of the settlement agreement, the Company retains all rights to the Core Tour assets.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock as of that date, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.

On August 18, 2008 two judgments totaling $70,805 were entered against Stratus related to wage claims for two former employees.  This amount was taken as an expense in the three months ended September 30, 2008.

In February 2006, a former employee filed an action against the Company in Los Angeles court, alleging breach of employment contract. In October 2006, the court entered a default judgment against the defendants for $363,519 and the Company recorded a charge and set up a reserve of this amount for the year ended December 31, 2006.  In September 2007, the Company filed a motion to set aside the default judgment, which was granted in March 2008.  The Company reversed the reserve of $363,519 during the three months ended March 31, 2008.  In May 2008, plaintiff filed an appeal of the order setting aside the default judgment. In June 2009, the court of appeal affirmed the order setting aside the default judgment, and trial in this matter is set for July 2010. The Company believes it has meritorious defenses to the action and has not taken any expense or established a reserve during 2009.

Item 4.    RESERVED

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

The following table sets forth the high and low prices of our common stock since the Reverse Merger on March 14, 2008 for each period indicated and are as reported by the Pink Sheets or Bulletin Board for the dates indicated.  Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdowns or commissions and may not necessarily represent actual transactions.

Fiscal Period	High	Low

2008:
First Quarter	$1.90	$1.10
Second Quarter	$2.10	$1.50
Third Quarter	$2.25	$1.50
Fourth Quarter	$2.00	$1.20

2009:
First Quarter	$1.71	$1.32
Second Quarter	$2.00	$1.44
Third Quarter	$2.29	$1.80
Fourth Quarter	$2.57	$1.85

As of December 31, 2009, there were approximately 1,396 stockholders of record of our common stock. We derived the number of stockholders of record by reviewing the number of former PSEI stockholders as of December 31, 2009, and by reviewing the listing of Non-Objecting Beneficial Owners of our common stock as of December 31, 2009.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between March 17, 2008 (the first trading day following the filing of a Report on Form 8-K on March 14, 2008 for the Reverse Merger) and December 31, 2009, versus the cumulative total return of the NASDAQ Composite Index and Russell 3000 Growth Index over the same period. This graph assumes the investment of $100,000 at the closing price of the market on March 31, 2008 in our common stock, the NASDAQ Composite Index and the Russell 3000 Growth Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.

Since there is no published industry or line-of-business index for our business reflective of the performance the Company, nor do we believe we can reasonably identify a publicly-traded peer group, we measure our performance with issuers of similar market capitalization. We selected the Russell 3000 Growth Index because it measures the performance of a broad range of companies with lower market capitalization than those companies included in the S&P 500 Index, and we believe it is more appropriate comparison given our current market capitalization.  We also compare our performance with the NASDAQ Composite Index. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance.

The following are the numbers used in the above graph, presented in tabular form:

	NASDAQ	Russell 3000
Date	Composite	Growth	Stratus
3/31/08	$100,000	$100,000	$100,000
4/30/08	105,880	105,175	126,582
5/30/08	110,706	109,052	126,582
6/30/08	100,614	101,205	126,582
7/31/08	102,062	99,536	126,582
8/29/08	103,905	100,568	125,949
9/30/08	91,795	88,648	129,747
10/31/08	75,516	72,854	126,582
11/28/08	67,398	66,686	94,304
12/31/08	69,197	67,930	100,633
1/31/09	64,765	64,429	94,937
2/28/09	60,465	59,473	91,772
3/31/09	67,091	64,654	92,405
4/30/09	75,340	70,962	94,937
5/31/09	77,841	74,341	109,494
6/30/09	80,518	75,017	126,582
7/31/09	86,836	80,424	136,076
8/31/09	88,153	81,775	129,747
9/30/09	93,111	85,380	144,937
10/31/09	89,732	83,803	160,759
11/30/09	94,164	88,533	132,911
12/31/09	99,561	91,462	142,405

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2009

During the three months ended December 31, 2009 the Company raised $440,000 through the issuance of 433,827 shares of common stock.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Regulation D.

Use of Proceeds from Sale of Registered Equity Securities

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None during the fourth quarter of 2009.

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

Condensed, Summary Income Statement and Balance Sheet

	Twelve Months Ended December 31,
	2005	2006	2007	2008	2009
			(Restated)	(Restated)
Condensed, Summary Income Statement
Event revenues	$89,876	$-	$129,259	$33,606	$-
Stratus White Card revenues	153,436	380,989	179,502	6,583	-
Total revenues	243,312	380,989	308,761	40,189	-

Total cost of revenues	537,929	9,250	76,120	24,679	-
Gross profit	(294,617)	371,739	232,641	15,510	-

Non-cash charges for impairment, fair value,
warrants and options	-	-	1,713,369	1,231,283	1,802,398
Other operating expenses	1,073,273	1,102,623	1,338,227	1,006,603	1,786,869
Total operating expenses	1,073,273	1,102,623	3,051,596	2,237,886	3,589,267
Loss from operations	(1,367,890)	(730,884)	(2,818,955)	(2,222,376)	(3,589,267)

Total other (income)/expenses	469,140	(571,376)	(218,498)	(129,109)	(188,169)
Net loss	$(1,837,030)	$(159,508)	$(2,600,457)	$(2,093,267)	$(3,401,098)

Basic and diluted loss per share	$(0.04)	$(0.00)	$(0.05)	$(0.04)	$(0.06)
Basic and diluted weighted-average common shares	46,374,669	48,364,526	48,845,906	53,959,831	57,693,157

	As of December 31,
	2005	2006	2007	2008	2009
			(Restated)	(Restated)
Condensed, Summary Balance Sheet
Total current assets	$528,893	$405,865	$187,853	$219,163	$256,827
Property and equipment, net	38,149	25,530	12,913	2,469	1,798
Intangible assets, net	4,519,818	4,474,408	4,428,998	4,067,355	2,951,098
Goodwill	2,073,345	2,073,345	2,073,345	1,073,345	1,073,345
Total assets	$7,160,205	$6,979,148	$6,703,109	$5,362,332	$4,283,068

Current liabilities
Bank overdraft	$6,100	$66,980	$-	$-	$8,260
Accounts payable	831,414	327,395	601,768	633,605	384,951
Deferred salary, legal judgment, and line of credit	1,506,867	1,741,702	1,979,132	95,732	133,232
Accrued interest	395,092	527,523	695,557	193,421	242,284
Other accrued expenses and other liabilities	514,619	380,073	608,219	815,942	990,011
Loans and notes payable	1,101,450	1,120,085	1,418,750	1,552,005	922,017
Event acquisition liabilities	1,153,761	1,153,761	1,153,760	913,760	483,718
Deferred revenue	165,309	102,475	6,917	-	-
Redemption fund reserve	482,647	346,806	124,293	124,293	-
Total current liabilities	6,157,259	5,766,800	6,588,396	4,328,758	3,164,473
Non-current portion of notes payable	1,000,000	1,000,000	1,000,000	625,000	625,000
Total liabilities	7,157,259	6,766,800	7,588,396	4,953,758	3,789,473

Total shareholders' equity/(deficit)	2,946	212,348	(885,287)	438,990	493,595
Total liabilities and shareholders' equity/(deficit)	$7,160,205	$6,979,148	$6,703,109	$5,392,748	$4,283,068

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

Description of Business

Overview

Stratus is located in Santa Barbara, California, was originally formed as a California corporation in November 1998, and became a Nevada corporation through a reverse merger on March 14, 2008.  Stratus is in the early stages of its development and owns or is targeting the acquisition of live entertainment companies in the following areas (“strategic verticals”): Action Sports, Auto Shows, College Sports, Concerts & Music Festivals, Food Entertainment, Diversified Media Marketing, Motor Sports, Running Events, Trade Shows & Expos, and Talent Management.  Assuming Stratus is able to raise appropriate capital, Stratus intends to operate its current portfolio of live entertainment events, activate certain existing properties, operate Stratus Rewards and acquire and aggregate a global platform of live entertainment events.

ProElite, Inc.

Effective October 21, 2009, the Company entered into a Strategic Investment Agreement with ProElite, Inc. (“PEI”) pursuant to which PEI agreed to sell to the Company shares of PEI’s Series A Preferred Stock (the “Preferred Shares”).  The Preferred Shares are convertible into the Common Stock of PEI.  The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares.

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

On February 4, 2010, the Company entered into an Amendment To Strategic Investment Agreement (the “Amendment”), dated as of January 26, 2010, with PEI pursuant to which the parties agreed to amend the terms of that certain Strategic Investment Agreement (the “Agreement”) entered into between PEI and the Company dated October 9, 2009.  The Amendment (i) provides for certain interim funding by the Company to PEI prior to the closing, and contains representations regarding the Company’s ability to provide all funds necessary to perform its obligations under the Agreement and the Amendment, (ii) extends the outside date for the Closing to March 31, 2010, (iii) conditionally provides for changes in the board and management of PEI, subject to the Company’s timely compliance with delivery of specified payments to PEI and third parties (the “Management Change”), (iv) credits against the Purchase Price certain expenses and amounts already loaned by the Company, (v) provides for the convertibility of amounts previously loaned into Preferred Stock of PEI on a pro-rata basis, (v) provides that all of the conditions to closing in Section 6.1 of the Agreement, have been satisfied to date and that, notwithstanding such conditions (other than the condition regarding legal compliance and certain ministerial conditions), the Company is unconditionally obligated to consummate the purchase and other transactions contemplated by the Agreement and the Amendment and pay the full Purchase Price (applying such credits as provided in the Amendment), (vi) provides for a guarantee of certain obligations of the Company, (vii) provides for an enforcement mechanism independent of the newly appointed board and management until the Closing and (viii) provides for application of certain post-closing covenants to the interim period.

This Amendment has been subsequently modified to extend the outside date for the closing to May 14, 2010.

Stratus Business Plan

The business plan of Stratus is to operate the Stratus Rewards program and to own and realize all available event  revenue  rights from tickets/admissions, corporate sponsorship, television, print, radio, Internet, merchandising, and hospitality. With additional funding, the objective of management is to build a profitable business by implementing an aggressive acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth.  The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues.  The Company intends to promote the Stratus Rewards card and its events together, obtaining maximum cross marketing benefit among card members, corporate sponsors and Stratus events.

Stratus uses a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated or being divested by larger companies with the plan to aggregate them into one large leading live entertainment company.  The strategy is to purchase these events for approximately four to six times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events, with the expectation that the combined EBITDA of the Company from these events will receive a higher valuation multiple in the public markets.

Assuming the availability of capital, Stratus is targeting acquisitions of event properties.  The goal is to aggressively build-up a critical mass of events, venues and companies that allow for numerous cross-event synergies.  Specifically:

●	On the expense side, to share sales, financial and operations resources across multiple events, creating economies of scale, increasing the Company’s purchasing power, eliminating duplicative costs, and bringing standardized operating and financial procedures to all events, thus increasing the margins of all events.

●
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

The business plan of Stratus is to provide integrated event management, television programming, marketing, talent representation and consulting services in the sports and other live entertainment industries.  Stratus’s event management, television programming and marketing services may involve:

●	managing sporting events, such as college bowl games, golf tournaments and auto racing team and events;
●	managing live entertainment events, such as music festivals, car shows and fashion shows;
●	producing television programs, principally sports entertainment and live entertainment programs; and
●	marketing athletes, models and entertainers and organizations.

The following discussion relates to the operations of Stratus and should be read in conjunction with the Notes to Financial Statements.

Description of our Revenues, Costs and Expenses

Revenues

Our past revenues have included event revenues from ticket sales, sponsorships, concessions and merchandise, which are recorded when the event occurs, and Stratus revenues from membership fees, fees on purchases and interest income earned on the redemption trust.  Membership fees and related expenses are amortized over the twelve month period and fees from purchases and interest income are recorded when they occur.

Gross Profit

Our gross profit represents revenues less the cost of goods sold. Our event cost of goods sold consists of the costs renting the venue, structures at the venue, concessions, and temporary personnel hired for the event.  Cost of goods sold for the Stratus program are nominal.

Operating Expenses

Our selling, general and administrative expenses include personnel, rent, travel, office and other costs for selling and promoting events and running the administrative functions of the Company.  Legal and professional services are paid to outside attorneys, auditors and consultants are broken out separately given the size of these expenses relative to selling, general and administrative expenses. Operating expenses also include expenses for impairment of goodwill, fair value expenses for issuing common stock for consideration less than the number of shares issued valued at market closing price on the day of issuance, and Black-Scholes expenses for options and warrants.

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

The Company purchased several events that are valued on the Company’s balance sheet as intangible assets with a value equal to the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

A portion of the consideration used to purchase the Stratus Rewards Visa card program was allocated to specific assets, as disclosed in the footnotes to the financial statements, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill.

Goodwill and intangible assets were as follows:

	December 31,
	2009	2008

Licensing rights for events	$2,224,258	$3,259,106
Goodwill for Stratus Rewards	1,073,345	1,073,345
Identified intangible assets for Stratus Rewards	726,840	772,249
Total intangible assets and goodwill	$4,024,443	$5,104,700

The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year.  In between valuations, the Company conducts additional tests if circumstances warrant such testing.  For example, if the Company was unable to secure the services of any sponsoring banks, the Company would then undergo a thorough valuation of the intangible assets related to its Stratus Rewards program.

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

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus a premium for equity risk, plus a premium related to small companies in general, plus a risk premium for factors specific to the Company and the business that range from 9.5% for events to 55% for the Stratus Rewards Visa card.  The total discount rates ranged from 27% for events, to 69% for athlete management to 79% for the Stratus Rewards program.  Terminal values are determined by taking cash flows in year five of the forecast, then applying an annual growth of 2.0% to 2.4% for twenty years and discounting that stream of cash flows by the discount rate used for that section of the business.

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $4,024,443.

We believe that the events carried as intangible assets on the balance sheet will generate revenues and be profitable because they were profitable when they were acquired by Stratus and the Company has demonstrated that it can operate events in a profitable manner.

The following chart shows each event with an intangible value on the balance sheet as of December 31, 2009 or 2008 and the peak revenue and gross margin that each event achieved prior to acquisition.  It should be noted that most events while privately owned tend to commingle business and personal expenses in an attempt to minimize profitability and the attendant tax liability, and that once owned by the Company we have or intend to eliminate those personal expenses in an attempt to maximize profitability.

		Pre-Acquisition Peak Year Results (rounded to nearest thousand)
	Peak Year	Revenues	Gross Margin $	Gross Margin %
Long Beach Marathon	1998	$2,300,000	$1,326,000	57.7%
Freedom Bowl	1996	3,603,000	607,000	16.8%
Athlete management	1999	1,150,000	375,000	32.6%
Santa Barbara Concours	2000	880,000	229,000	26.0%
Concours on Rodeo	2001	1,304,000	274,000	21.0%
Core Tour	2002	2,300,000	667,000	29.0%
Maui Music Festival	2000	923,000	203,000	22.0%
		$12,460,000	$3,681,000	29.5%

Of the above events, only the Core Tour events and a smaller-scale Concours on Rodeo were run by the Company after being acquired.  The following table shows the revenues and gross margin for these two events, along with the results for the Stratus Rewards program after it was acquired by the Company:

	Period	Post Acquisition
	Operated	Revenues	Gross Margin $	Gross Margin %
Core Tour	FY 2004	$1,457,406	$379,930	26.1%
Stratus Rewards	8/05-10/07	517,620	517,620	100.0%
Concours on Rodeo	7/07	129,259	53,139	41.1%
		$2,104,285	$950,689	45.2%

As of December 31, 2009, the following are the results and assumptions used for the valuation of intangibles assets and goodwill:

	As of 12/31/2009				Year	Annual
	Book	Fair	Fair Value	Discount	Revenues	Growth
Event/Item	Balance	Value	As % of Book	Rate	Begin	Rate
Concours on Rodeo	$169,958	$615,075	362%	30%	2010	7%
Santa Barbara Concours	243,000	591,760	244%	30%	2010	7%
Core Tour	1,067,069	1,942,698	182%	30%	2010	16%
Freedom Bowl	344,232	1,224,648	356%	30%	2012	7%
Maui Music	400,000	510,356	128%	30%	2011	13%
Total Events	2,224,259	4,884,537	220%

Stratus Rewards:
Technology	193,239
Membership list	60,300
Corporate partner list	23,300
Corporate membership	450,000
Goodwill	1,073,345
Total Stratus Rewards	1,800,184	15,740,151	874%	83%	2010	171%
Total Events & Stratus	$4,024,443	$20,624,688	512%

The Company believes that Core Tour and Maui Music Festival are most at risk for additional impairment charges in the future because the fair value for each event is less than 200% of the book value for such events.

Key assumptions and risk factors for each of the events and Stratus Rewards are as follows.  Each event carries general risks of restarting an event after being dormant for a number of years and requires the availability of sufficient capital, along with the specific risks mentioned below.

Most events are held during the summer months and require approximately six months of lead time to adequately plan the event.  We believe that with the receipt of adequate funding by the second quarter of 2010, we will have more than sufficient time to plan and execute the Concours on Rodeo, Core Tour and Maui Music events for 2010.  To allow for the NCAA approval process, we deferred the assumed start of the Freedom Bowl until 2011.

Concours on Rodeo:  we plan on running this car show in 2010 and have initiated a number of internal meetings and planning sessions to do so.  Revenues in 2010 are forecast at $691,000, compared with peak revenues in 2001 of $1,304,000, based on the assumption that the first year of restarting this event will result in revenues of approximately one half of the peak revenues.   Revenues are assumed to grow at 7% per year thereafter as the event becomes reestablished and gains in popularity.  This event was last operated by the Company in August 2007.  In order to allow for ticket revenue and restricted access, Stratus is planning on moving from the Rodeo Drive location used in the past to the Playboy Mansion and UCLA. The success of the event is dependent on revenues from sponsorship, gated VIP and special events held in conjunction with the event, and entrance fees for vehicles.

Santa Barbara Concours:  The Company planned to operate the Santa Barbara Concours in 2009 but had to postpone the event due to venue site problems.  A smaller-scale charity version of this event was last run by the Company in 2007.  Revenues in 2010 are forecast at $686,000, which is approximately 75% of the $880,000 peak revenues obtained in 2000, when one event was held in that year and the current plans call for three events to be held consecutively.  After reestablishing the event, it is assumed to grow at a rate of 7% per year.  Depending on the venue selected for the event, the Company may have to obtain local permits, the granting of which cannot be assured.

Core Tour:  The Company has been in discussions with the former principals of the Core Tour for them to play active operations management consulting roles to initiate the Core Tour in 2010.  This event has not been run since 2004.  Revenues are forecast to begin in 2010 at $1,935,000, compared with peak revenues in 2002 of $2,300,000.  Revenues are assumed to grow at 16% per year thereafter as the events become established.  In addition to the need to obtain local permits to conduct the events, the involvement of the former principals is important for the event to be successfully run, since these principals have extensive knowledge of the market, the venues and the competitors.

Freedom Bowl:  this event was last conducted in 1996, prior to the Company’s acquisition of this event in 1998.  The Company plans to begin recertification in 2010 to allow for sufficient time for the National College Athletics Association to recertify this event for 2011 and strategic negotiations with target NCAA Conference alignment.  Revenues in 2012 are forecast to be $3,124,000, compared with peak revenues in 1996 of $3,603,000.  Revenues are assumed to grow at 7% per year thereafter as the event becomes established.  In order to conduct this event successfully, the Company must obtain certification from the NCAA, obtain acceptance and cooperation from the appropriate NCAA Conference(s), obtain a stadium lease, and obtain television coverage with acceptable economics.

Maui Music Festival:  this event was last conducted in 2002, prior to its acquisition by the Company in 2003.  This event is planned to be restarted in the summer of 2012, with forecast revenues of $670,000, compared with peak revenues in 2000 of $923,000.  After restarting the event, revenues are assumed to increase at 13% per annum thereafter.  In order to conduct this event successfully, the Company must obtain local permits, engage the appropriate artists to perform and obtain the cooperation of local hotels and tour operators to establish “package” deals for customers to combine attendance at the festival with hotel and vacation planning.

Stratus Rewards VISA Program:  we have initiated discussions with several banks regarding their involvement as the affiliate bank for this program with a tentative launch for summer of 2010.  Revenues for 2010 are forecast to be $2,508,337, which is substantially higher than the $517,620 of revenues realized in the 22 months the program was run by Stratus. The limited amount of revenues realized during this 22 month period was largely related to the then-sponsoring bank limiting the acceptance of new cardholders.  This is based on the assumption that a new sponsoring bank will activate more users than the passive involvement of the prior bank and resulting failure to process applications shown by the prior sponsoring bank.  In order for this effort to be successful, the Company must engage a sponsoring bank and that bank must actively support the Company’s efforts in establishing and expanding this program.  In addition, the credit card market is highly regulated and if regulations change in such a manner that restricts the Company’s ability to expand, the value of the intangibles related to the Stratus Rewards VISA program could be adversely affected.

We have hired an experienced bank executive as Vice President of Stratus Rewards with the sole responsibility to obtain one or more new banks as partners in the program and to relaunch the program by 2010.  We are in active discussions with a bank in Europe to serve as the issuing bank for this program starting in the fourth quarter of 2010, but there can be no assurance that we will be able to conclude a definitive agreement with this bank and start issuing cards under the program.

We perform a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the fair value of an intangible asset below its carrying amount. We engaged an outside service provider, who computed the estimated fair value of our intangible assets at December 31, 2009, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated fair value of the reporting unit to the carrying value of the reporting unit.

As of December 31, 2008, the Company determined that the $255,000 value of the Snow & Ski Tour and the $61,233 value of the Millrose games were impaired and $1,000,000 of goodwill for Stratus was impaired and these amounts were written off as of that date, net of $301,233 reduction in related liabilities, for a net charge of $1,015,000 taken to operating expenses.

As of December 31, 2009, the Company determined that the seller of the Concours on Rodeo event could not deliver the vote of the merchants on Rodeo Drive to allow the event to be held there.  Because of that determination and the statute of limitations had expired on the ability of the sellers to collect on the remaining portion of the event acquisition liability, the Company eliminated the remaining event acquisition liability and wrote the $430,043 against the Concours on Rodeo intangible asset, resulting in no net expense.  During 2009, a trademark expired relating to the Long Beach Marathon and the Company has elected to not renew the trademark and to no longer plan to conduct this event in the future.  Accordingly, an impairment charge of $300,000 was taken in 2009.  In addition, the Company determined that $15,000 of intangible assets for athlete management had been impaired and a charge was taken in 2009 for this amount.  The fair value for the Maui Music Festival as of December 31, 2009 was determined to be $510,356, which was less than the book value of this asset.  Accordingly, the Company recorded an impairment charge of $325,805 to bring the book value for the Maui Music Festival to $400,000.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which is codified in FASB ASC Topics 740-10 and 740-30, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the  financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2009, the Company had a deferred tax asset of $7,376,945 that was fully reserved and a net operating loss carryforward of approximately $15,009,560 for Federal purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, Share Based Payment (SFAS No. 123R), which is codified in FASB ASC Topics 718, using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

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

Results of Operations

The following table shows information derived from our consolidated statements of operations expressed as a percentage of revenues for the periods presented:

	Year Ended December 31,
	2009		2008
Net revenues	-		100%
Cost of goods sold	n.m.		61%
Gross profit	n.m.	%	39%

Total operating expenses	n.m.	%	5,030%
Loss from operations	n.m.	%	(4,992)%

Net other expenses	n.m.	%	217%
Net loss	n.m.	%	(5,209)%

Results of Operations for the Years Ended December 31, 2009 and 2008

Revenues

Revenues for 2009 (“Current Period”) were $0, a decrease of $40,189, or 100%, from the $40,189 in revenues for 2008 (“Prior Period”).  There were $0 in event revenues in the Current period, a decrease of $33,606 from event revenues in the Prior Period, which were realized from a Super Bowl event held in February 2008.  Stratus card revenues were $0 in the Current Period, compared with $6,583 in the Prior Period, a decrease of $6,583, or 100%, from the Prior Period.  The sponsoring bank that ran the program when the Company acquired Stratus stopped providing the Company with statements in October 2007 and discontinued the program in March 2008.  The Stratus Rewards program is currently inactive and the Company is actively seeking a new sponsoring bank to restart the program.

Gross Profit

The overall gross margin for the Current Period was $0, compared to overall gross margin for the Prior Period of $15,510, or 39% of total revenues.  The gross margin for events was 46% in the Prior Period.

Operating Expenses

Overall operating expenses for the Current Period were $3,589,267, an increase of $1,351,381, or 60%, from $2,237,886 in the Prior Period.  General and administrative expenses in the Current Period of $992,497 increased by $455,952, or 85%, from $536,545 in the Prior Period, primarily related to an increase in salaries and payroll taxes of $223,945 from the Prior Period to the Current Period related to higher staffing levels, an increase of $70,203 for directors & officers insurance, an increase of $37,463 for increased travel related to increased business development activity, an increase in rental expense of $25,043 related to the overlap of rents for the West Hollywood and Santa Barbara offices.  Legal and professional services of $747,168 increased by $332,962, or 80%, from $414,206 in the Prior Period, primarily related to an increase of $312,914 in consulting expenses related to increased business development activity.  Depreciation and amortization remained relatively constant with $55,852 in the Current Period, compared with $58,028 in the Prior Period.

Other (Income)/Expense

Other income decreased by $4,512, or 1%, from a gain of $315,598 in Prior Period to a net gain of $311,086 in the Current Period. Other income in the Current Period reflected a gain of $312,971 on the writeoff for accounts payable related to events that were canceled in 2004 and 2005 and which were past the statute of limitations for collection.  Other income in the Prior Period included a $365,579 gain from reversing an accrual for legal judgment when the related court case was dismissed, offset by $70,805 of accruals for a judgment against Stratus related to two former employees, and a $20,642 gain from the writeoff of old payables related to events that were canceled and which were past the statute of limitations for collection.

	Years Ended December 31,
	2009	2008
Other (Income)/Expense
Writeoff of old accounts payable	$(312,971)	$(20,642)
Decrease in legal accruals	-	(365,579)
Judgment from two former employees		70,805
Other	1,885	(182)
Net other (income)/expense	$(311,086)	$(315,598)

Interest Expense

Interest expense was $122,917 in the Current Period, a decrease of $63,572, or 34%, from $186,489 in the Prior Period, primarily related to interest on the Core Tour judgment of $48,209 incurred in the Prior Period that was paid with stock on December 31, 2008 and was not incurred in the Current Period.

Quarterly Results (Unaudited)

The following table sets forth in thousands our unaudited historical revenues, operating income and net loss by quarter during 2008 and 2009:

	Three Months Ended (Thousands except earnings per share)
	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09

Revenues	$39	$1	$-	$-	$-	$-	$-	$-

Gross Margin	14	1	0	0	0	0	0	0

Impairment of intangibles	0	0	0	1,015	0	0	0	641
Fair value charge for stock sales
and value of warrants issued	0	0	0	216	111	305	110	635
Other operating expenses	275	234	288	209	270	426	461	631
Total operating expenses	275	234	288	1,440	381	731	571	1,907

Loss from operations	(261)	(233)	(288)	(1,440)	(381)	(731)	(571)	(1,907)
Other (income)/expenses	(327)	53	(19)	164	27	(21)	(19)	(176)
Net Loss	$66	$(286)	$(269)	$(1,604)	$(408)	$(710)	$(552)	$(1,731)

Basic and diluted earnings
per share	$0.00	$(0.01)	$0.00	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Basic and diluted weighted-
average common shares	50,329	52,667	55,200	55,277	57,250	57,776	57,751	57,986

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2009 and 2008 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

During the year ended December 31, 2009, we sold 1,100,707 shares to investors for $1,294,000.  The Company is actively pursuing equity capital and is targeting an initial raise of $5 million to $20 million.  The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses.  Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

As of December 31, 2009, our principal sources of liquidity consisted of accounts payable and accrued expenses and the issuance of equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we will require working capital for sales and marketing costs to market our event properties. At December 31, 2009, we had no cash on hand and we had negative working capital of $2,907,646.  At December 31, 2009, we had $1,232,017 in debt obligations (comprised of $315,000 loan from shareholders, $1,090,000 notes payable to related parties and $142,017 in notes payable), all of which is due upon demand, and $215,000 of which is in default for non-payment.

Cash Flows

The following table sets forth our cash flows for 2009 and 2008:

	Year Ended December 31,
	2009	2008
Operating activities	$(1,057,070)	$(505,950)
Investing activities	(213,122)	-
Financing activities	1,269,392	506,554
Total change	$(800)	$604

Operating Activities

Operating cash flows for 2009 reflect our net loss of $3,401,098, offset by a source of funds from working capital of $336,277, impairment of intangible assets of $640,805, non-cash items (depreciation and amortization) of $47,204 and expense for value of stock issued in excess of liabilities received of $1,161,593. The change in working capital is primarily related to a net of $277,500 of accrued salaries, $118,305 of accrued interest, and $217,916 of accrued liabilities, offset by payments of $163,832 on accounts payable.

Operating cash flows for 2008 reflect our net loss of $2,093,267, offset by a source of funds from working capital of $335,825, impairment of goodwill of $1,000,000, non-cash items (depreciation and amortization) of $55,852 and expense for value of stock issued in excess of liabilities received of $216,283. The change in working capital is primarily related to a net of $76,233 from writing off intangible assets and related liabilities for the Snow Tour, $240,000 of accrued salaries, $183,234 of accrued interest, and $207,723 of accrued liabilities, offset by reversing a $365,579 reserve for a legal action that was dismissed.

Investing Activities

Capital constraints resulted in no cash used in investing activities during either period.

Summary of Contractual Obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2009 that are fixed and determinable by year.

					After
	Total	2010	2011	2012	2012
Debt obligations*	$1,000,000	$375,000	$500,000	$125,000	$-
Other debt obligations	547,017	547,017	-	-	-
Event acquisition liabilities	483,718	483,718	-	-	-
Legal Judgments	95,732	95,732	-	-	-
Rent obligations	138,408	69,204	69,204	-	-
Total	$2,264,875	$1,570,671	$569,204	$125,000	$-

*	Debt incurred in connection with acquisition of Stratus. Repayment is triggered by first funding of at least $3,000,000. For purposes of this schedule such funding is assumed to occur by June 30, 2010

Financing Activities

During 2009 and 2008, we received cash proceeds of $1,294,000 and $625,000, respectively, from the sale of stock.  In 2009 and 2008, we used a net of $82,891 and $122,963, respectively, to repay debt.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Stratus Media Group, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Stratus Media Group, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratus Media Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Goldman Parks Kurland Mohidin LLP
Encino, California
April 14, 2010

STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

Current assets
Cash	$-	$800
Restricted cash	-	162,855
Receivables	-	10,165
Deposits and prepaid expenses	44,827	35,861
Inventory	-	9,482
Total current assets	44,827	219,163

Property and equipment, net	1,798	2,469
Intangible assets, net	2,951,098	4,067,355
Goodwill	1,073,345	1,073,345
Acquisition deposits	212,000	-
Total assets	$4,283,068	$5,362,332

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank overdraft	$8,260	$-
Accounts payable	384,951	603,189
Deferred salary	37,500	-
Accrued interest	242,284	193,421
Accrued expenses - legal judgments	95,732	95,732
Other accrued expenses and other liabilities	990,011	815,942
Loans payable to an officer and a director	315,000	892,488
Current portion and notes payable - related parties	465,000	465,000
Notes payable	142,017	194,517
Event acquisition liabilities	483,718	913,760
Redemption fund reserve	-	124,293
Total current liabilities	3,164,473	4,298,342

Non-current liabilities
Non-current portion of notes payable - related parties	625,000	625,000

Total liabilities	3,789,473	4,923,342

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized	-	-
0 and 0 shares issued and outstanding
Common stock, $0.001 par value: 200,000,000 shares authorized	58,615	57,132
58,613,793 and 57,130,879 shares issued and
outstanding, respectively
Additional paid-in capital	18,508,762	15,154,541
Stock subscription receivable	-	(100,000)
Accumulated deficit	(18,073,782)	(14,672,683)
Total shareholders' equity	493,595	438,990
Total liabilities and shareholders' equity	$4,283,068	$5,362,332

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Net revenues
Event revenues	$-	$33,606
Stratus revenues	-	6,583
Total revenues	-	40,189

Cost of revenues
Event cost of sales	-	24,679

Gross profit	-	15,510

Operating expenses
General and administrative	992,497	536,545
Impairment of intangible assets	640,805	1,015,000
Fair value charge for stock sales and warrants issued	1,161,593	216,283
Legal and professional services	747,168	414,206
Depreciation and amortization	47,204	55,852
Total operating expenses	3,589,267	2,237,886

Loss from operations	(3,589,267)	(2,222,376)

Other (income)/expenses
Other (income)	(311,086)	(315,598)
Interest expense	122,917	186,489
Total other expenses	(188,169)	(129,109)

Net loss	$(3,401,098)	$(2,093,267)

Basic and diluted loss per share per share	$(0.06)	$(0.04)

Basic and diluted weighted-average common shares	57,693,157	53,959,831

See accompanying Notes to Financial Statements

STRATUS MEDIA GROUP, INC.
STATEMENTS OF STOCKHOLDER’S EQUITY / (DEFICIT)

	Common Stock				Stock
			Additional	Accumulated	Subscription
	Shares	Amount	Paid-In Capital	Deficit	Receivable	Total

Balance at December 31, 2007	49,046,280	$49,046	$11,553,624	$(12,573,916)	$-	$(971,246)

Issuance of common stock for cash	746,254	747	624,253			625,000
Issuance related to reverse merger	5,500,000	5,500	0	(5,500)		0
Stock issued for interest	102,840	103	163,414			163,517
Stock issued to settle amounts owed to
shareholder and officer of Company	1,735,505	1,736	2,596,967			2,598,703
Expense for value of stock issued
in excess of liabilities relieved			216,283			216,283
Stock subscription receivable					(100,000)	(100,000)
Net loss				(2,093,267)		(2,093,267)
Balance as of December 31, 2008	57,130,879	$57,132	$15,154,541	$(14,672,683)	$(100,000)	$438,990

Issuance of common stock for cash	1,100,707	1,100	1,292,900			1,294,000
Value of warrants			388,921			388,921
Stock issued for services	75,770	76	158,149			158,225
Charge for fair value of common stock
above selling price			772,671			772,671
Stock issued to settle amounts owed to
officer of Company	425,836	426	899,961			900,387
Cancellation of stock subscription receivable	(119,399)	(119)	(158,381)	(1)	100,000	(58,501)
Net loss				(3,401,098)		(3,401,098)
Balance at December 31, 2009	58,613,793	$58,615	$18,508,762	$(18,073,782)	$-	$493,595

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,401,098)	$(2,093,267)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	47,204	55,852
Impairment of intangible assets, net of related liabilities	640,805	1,316,233
Expense for value of stock issued in excess of value received
and for warrant expense	1,161,593	216,283
Stock issued for services	158,149	-
Increase / (decrease) in:
Receivables	10,165	(10,165)
Inventory	9,482	-
Deposits and prepaid expenses	(8,966)	(20,541)
Accounts payable	(163,832)	11,194
Deferred salary	277,500	240,000
Accrued interest	118,305	183,234
Accrued expenses - legal judgment	-	(365,579)
Other accrued expenses and other liabilities	217,916	207,723
Event acquisition liabilities		(240,000)
Deferred revenue	-	(6,917)
Redemption fund reserve	(124,293)	-
Net cash used in operating activities	(1,057,070)	(505,950)

Cash flows from investing activities:
Capital expenditures	(1,122)	-
Acquisition deposits	(212,000)	-
Net cash used by investing activities	(213,122)	-

Cash flows from financing activities:
Bank overdraft	8,260	-
Transfer from restricted cash to operating cash	50,023	-
Payments on line of credit	-	(68,041)
Payments on loans payable to an officer and a director	(30,391)	(54,922)
Payments on notes payable	(52,500)	4,517
Proceeds from issuance of common stock for cash	1,294,000	625,000
Net cash provided by financing activities	1,269,392	506,554

Net change in cash and cash equivalents	(800)	604

Cash and cash equivalents, beginning of period	800	196

Cash and cash equivalents, end of period	$0	$800

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for subscription receivable	$-	$-
Conversion of accrued interest into common stock	$69,442	$163,516
Conversion of loans, accrued salary, accrued interest and expenses due to
an officer of the company into common stock	$900,387	$2,759,453

See accompanying Notes to Financial Statements

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”).  Stratus, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, Stratus acquired the business of Stratus Rewards, LLC (“Stratus”) in August 2005.  Stratus is a credit card rewards program that uses the Visa card platform that offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.  The sponsoring bank that ran the program when the Company acquired Stratus stopped processing new members and sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  While several card members are continuing to use their cards with the sponsor bank, the Stratus Rewards program is currently inactive and the Company has not recorded new revenues since October 2007.  The Company is actively seeking a new sponsoring bank to restart the program, but there can be no assurances that it will be able to do so.

2.    Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations.  The Company had net losses for 2009 and 2008 of $3,401,098 and $2,093,267, respectively.  As of December 31, 2009, the Company had negative working capital of $2,907,646 and cumulative losses of $18,073,782.  Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the twelve months ended December 31, 2009, the Company raised $1,294,000 in capital through issuance of common stock.  The Company is actively seeking additional capital to establish operations, restart the card and event businesses and complete and integrate targeted acquisitions.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

The financial statements were prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result if the Company be unable to continue as a going concern.

3.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission “SEC”).

To be consistent with the presentation of the income statement for 2009, the income statement for the year 2008 has reclassified the $216,283 fair value charge for stock sales and warrants issued from Other income to a separate line item under Operating Expenses.  To be consistent with the presentation of Accrued expenses – legal judgments as of December 31, 2009, the balance sheet as of December 31, 2008 has $30,416 for a legal judgment reclassified from Accounts payable to Accrued expenses – legal judgments.

Stock Split

On March 14, 2008, the Board of Directors of the Company approved a 3.5821 for 1.000 forward stock split of the outstanding shares of Stratus's common stock. The effective date of the stock split was March 14, 2008 and was concurrent with the Reverse Merger. All share and per share information have been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

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

Goodwill and Intangible Assets

Intangible assets consist of goodwill related to certain events and the Stratus Rewards Visa White Card that we have acquired. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, which is codified in FASB ASC Topic 350, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company purchased several events that are valued on the Company’s balance sheet as intangible assets with a value equal to the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

A portion of the consideration used to purchase the Stratus Rewards Visa card program was allocated to specific assets, as disclosed in the footnotes to the financial statements, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill.

The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year.  In between valuations, the Company conducts additional tests if circumstances warrant such testing.  For example, if the Company was unable to secure the services of any sponsoring banks, the Company would then undergo a thorough valuation of the intangible assets related to its Stratus Rewards program.

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

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus a premium for equity risk, plus a premium related to small companies in general, plus a risk premium for factors specific to the Company and the business that range from 9.5% for events to 55% for the Stratus Rewards Visa card.  The total discount rates ranged from 27% for events, to 69% for athlete management to 79% for the Stratus Rewards program.  Terminal values are determined by taking cash flows in year five of the forecast, then applying an annual growth of 2.0% to 2.4% for twenty years and discounting that stream of cash flows by the discount rate used for that section of the business.

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $4,024,443.

We believe that the events carried as intangible assets on the balance sheet will generate revenues and be profitable because they were profitable when they were acquired by Stratus and the Company has demonstrated that it can operate events in a profitable manner.

The following chart shows each event with an intangible value on the balance sheet as of December 31, 2009 or 2008 and the peak revenue and gross margin that each event achieved prior to acquisition.  It should be noted that most events while privately owned tend to commingle business and personal expenses in an attempt to minimize profitability and the attendant tax liability, and that once owned by the Company we have or intend to eliminate those personal expenses in an attempt to maximize profitability.

		Pre-Acquisition Peak Year Results (rounded to nearest thousand)
	Peak Year	Revenues	Gross Margin $	Gross Margin %
Long Beach Marathon	1998	$2,300,000	$1,326,000	57.7%
Freedom Bowl	1996	3,603,000	607,000	16.8%
Athlete management	1999	1,150,000	375,000	32.6%
Santa Barbara Concours	2000	880,000	229,000	26.0%
Concours on Rodeo	2001	1,304,000	274,000	21.0%
Core Tour	2002	2,300,000	667,000	29.0%
Maui Music Festival	2000	923,000	203,000	22.0%
		$12,460,000	$3,681,000	29.5%

Of the above events, only the Core Tour events and a smaller-scale Concours on Rodeo were run by the Company after being acquired.  The following table shows the revenues and gross margin for these two events, along with the results for the Stratus Rewards program after it was acquired by the Company:

	Period	Post Acquisition
	Operated	Revenues	Gross Margin $	Gross Margin %
Core Tour	FY 2004	$1,457,406	$379,930	26.1%
Stratus Rewards	8/05-10/07	517,620	517,620	100.0%
Concours on Rodeo	7/07	129,259	53,139	41.1%
		$2,104,285	$950,689	45.2%

As of December 31, 2009, the following are the results and assumptions used for the valuation of intangibles assets and goodwill:

	As of 12/31/2009				Year	Annual
	Book	Fair	Fair Value	Discount	Revenues	Growth
Event/Item	Balance	Value	As % of Book	Rate	Begin	Rate
Concours on Rodeo	$169,958	$615,075	362%	30%	2010	7%
Santa Barbara Concours	243,000	591,760	244%	30%	2010	7%
Core Tour	1,067,069	1,942,698	182%	30%	2010	16%
Freedom Bowl	344,232	1,224,648	356%	30%	2012	7%
Maui Music	400,000	510,356	128%	30%	2011	13%
Total Events	2,224,259	4,884,537	220%

Stratus Rewards:
Technology	193,239
Membership list	60,300
Corporate partner list	23,300
Corporate membership	450,000
Goodwill	1,073,345
Total Stratus Rewards	1,800,184	15,740,151	874%	83%	2010	171%
Total Events & Stratus	$4,024,443	$20,624,688	512%

The Company believes that Core Tour and Maui Music Festival are most at risk for additional impairment charges in the future because the fair value for each event is less than 200% of the book value for such events.

Key assumptions and risk factors for each of the events and Stratus Rewards are as follows.  Each event carries general risks of restarting an event after being dormant for a number of years and requires the availability of sufficient capital, along with the specific risks mentioned below.

Most events are held during the summer months and require approximately six months of lead time to adequately plan the event.  We believe that with the receipt of adequate funding by the second quarter of 2010, we will have more than sufficient time to plan and execute the Concours on Rodeo, Core Tour and Maui Music events for 2010.  To allow for the NCAA approval process, we deferred the assumed start of the Freedom Bowl until 2011.

Concours on Rodeo:  we plan on running this car show in 2010 and have initiated a number of internal meetings and planning sessions to do so.  Revenues in 2010 are forecast at $691,000, compared with peak revenues in 2001 of $1,304,000, based on the assumption that the first year of restarting this event will result in revenues of approximately one half of the peak revenues.   Revenues are assumed to grow at 7% per year thereafter as the event becomes reestablished and gains in popularity.  This event was last operated by the Company in August 2007.  In order to allow for ticket revenue and restricted access, Stratus is planning on moving from the Rodeo Drive location used in the past to the Playboy Mansion and UCLA. The success of the event is dependent on revenues from sponsorship, gated VIP and special events held in conjunction with the event, and entrance fees for vehicles.

Santa Barbara Concours:  The Company planned to operate the Santa Barbara Concours in 2009 but had to postpone the event due to venue site problems.  A smaller-scale charity version of this event was last run by the Company in 2007.  Revenues in 2010 are forecast at $686,000, which is approximately 75% of the $880,000 peak revenues obtained in 2000, when one event was held in that year and the current plans call for three events to be held consecutively.  After reestablishing the event, it is assumed to grow at a rate of 7% per year.  Depending on the venue selected for the event, the Company may have to obtain local permits, the granting of which cannot be assured.

Core Tour:  The Company has been in discussions with the former principals of the Core Tour for them to play active operations management consulting roles to initiate the Core Tour in 2010.  This event has not been run since 2004.  Revenues are forecast to begin in 2010 at $1,935,000, compared with peak revenues in 2002 of $2,300,000.  Revenues are assumed to grow at 16% per year thereafter as the events become established.  In addition to the need to obtain local permits to conduct the events, the involvement of the former principals is important for the event to be successfully run, since these principals have extensive knowledge of the market, the venues and the competitors.

Freedom Bowl:  this event was last conducted in 1996, prior to the Company’s acquisition of this event in 1998.  The Company plans to begin recertification in 2010 to allow for sufficient time for the National College Athletics Association to recertify this event for 2011 and strategic negotiations with target NCAA Conference alignment.  Revenues in 2012 are forecast to be $3,124,000, compared with peak revenues in 1996 of $3,603,000.  Revenues are assumed to grow at 7% per year thereafter as the event becomes established.  In order to conduct this event successfully, the Company must obtain certification from the NCAA, obtain acceptance and cooperation from the appropriate NCAA Conference(s), and obtain television coverage with acceptable economics.

Maui Music Festival:  this event was last conducted in 2002, prior to its acquisition by the Company in 2003.  This event is planned to be restarted in the summer of 2012, with forecast revenues of $670,000, compared with peak revenues in 2000 of $923,000.  After restarting the event, revenues are assumed to increase at 13% per annum thereafter.  In order to conduct this event successfully, the Company must obtain local permits, engage the appropriate artists to perform and obtain the cooperation of local hotels and tour operators to establish “package” deals for customers to combine attendance at the festival with hotel and vacation planning.

Stratus Rewards VISA Program:  we have initiated discussions with several banks regarding their involvement as the affiliate bank for this program with a tentative launch for summer of 2010.  Revenues for 2010 are forecast to be $2,508,337, which is substantially higher than the $517,620 of revenues realized in the 22 months the program was run by Stratus. The limited amount of revenues realized during this 22 month period was largely related to the then-sponsoring bank limiting the acceptance of new cardholders.  This is based on the assumption that a new sponsoring bank will activate more users than the passive involvement of the prior bank and resulting failure to process applications shown by the prior sponsoring bank.  In order for this effort to be successful, the Company must engage a sponsoring bank and that bank must actively support the Company’s efforts in establishing and expanding this program.  In addition, the credit card market is highly regulated and if regulations change in such a manner that restricts the Company’s ability to expand, the value of the intangibles related to the Stratus Rewards VISA program could be adversely affected.

We have hired an experienced bank executive as Vice President of Stratus Rewards with the sole responsibility to obtain one or more new banks as partners in the program and to relaunch the program by 2010.  We are in active discussions with a bank in Europe to serve as the issuing bank for this program starting in the fourth quarter of 2010, but there can be no assurance that we will be able to conclude a definitive agreement with this bank and start issuing cards under the program.

We perform a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the fair value of an intangible asset below its carrying amount. We engaged an outside service provider, who computed the estimated fair value of our intangible assets at December 31, 2009, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated fair value of the reporting unit to the carrying value of the reporting unit.

As of December 31, 2008, the Company determined that the $255,000 value of the Snow & Ski Tour and the $61,233 value of the Millrose games were impaired and $1,000,000 of goodwill for Stratus was impaired and these amounts were written off as of that date, net of $301,233 reduction in related liabilities, for a net charge of $1,015,000 taken to operating expenses.

As of December 31, 2009, the Company determined that the seller of the Concours on Rodeo event could not deliver the vote of the merchants on Rodeo Drive to allow the event to be held there.  Because of that determination and the statute of limitations had expired on the ability of the sellers to collect on the remaining portion of the event acquisition liability, the Company eliminated the remaining event acquisition liability and wrote the $430,043 against the Concours on Rodeo intangible asset, resulting in no net expense.  During 2009, a trademark expired relating to the Long Beach Marathon and the Company has elected to not renew the trademark and to no longer plan to conduct this event in the future.  Accordingly, an impairment charge of $300,000 was taken in 2009.  In addition, the Company determined that $15,000 of intangible assets for athlete management had been impaired and a charge was taken in 2009 for this amount.  The fair value for the Maui Music Festival as of December 31, 2009 was determined to be $510,356, which was less than the book value of this asset.  Accordingly, the Company recorded an impairment charge of $325,805 to bring the book value for the Maui Music Festival to $400,000.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for 2009 or 2008.

Capitalized Software Costs

We did not capitalize any software development costs during the years 2009 or 2008. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

Valuation of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is codified in FASB ASC Topic 360, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Inventory

Inventory consists of event merchandise valued at the lower of cost (determined on the first-in, first-out basis) or market. If deemed necessary, we will provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. We had no inventory reserves at December 31, 2009 or 2008.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share, which is codified in FASB ASC Topics 260.  Basic per share data is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing loss available to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the years 2009 or 2008, as they are antidilutive to loss per share.

Stock-Based Compensation

Effective January 1 2006, we adopted SFAS No. 123R, Share Based Payment (SFAS No. 123R), which is codified in FASB ASC Topic 718, using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and EITF Issue No. 96-18.

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options.   There were no option grants in 2009 or 2008.  Future option grants will be calculated using expected volatility based upon the average volatility of our common stock.

On January 1, 2007 we granted 4,862,895 options to purchase shares of our common stock that vested upon grant. We did not recognize any share-based payment expense in the years ended December 31, 2009 or 2008.

Advertising

We expense the cost of advertising as incurred. Such amounts have not historically been significant to our operations.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which is codified in FASB ASC Topics 740-10 and 740-30, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the  financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2009, the Company had a deferred tax asset of $7,376,945, that was fully reserved and a net operating loss carryforward of approximately $15,009,560 for Federal purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This FSP requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income.  The Company does not believe that this FSP has any material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

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

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative U.S. GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative U.S. GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative U.S. GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of U.S GAAP in Notes to the Consolidated Financial Statements.

4.    Litigation

In connection with a settlement agreement in May 2005, a judgment was entered in the Superior Court of the County of Los Angeles against the Company in favor of the previous owners of the “Core Tour” event of $482,126 plus interest.  The dispute arose out of the Company’s asset purchase of the “Core Tour” event from the plaintiffs.  As of December 31, 2008, the Company recorded the $482,126 judgment.  On July 31, 2008, Stratus Management and Core Tour have agreed to a revised settlement whereby Stratus will retain all rights of the Core Tour events in exchange for $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.  The Company is currently in default of this revised settlement and is actively working on modifying this revised settlement to extend the due date for payment.  If the Company is not able to agree on a timetable for payment of the $482,126 and/or is not able to pay the Core Tour parties, the Core Tour parties have the right to enforce their judgment against the Company in that amount, but under the terms of the settlement agreement, the Company retains all rights to the Core Tour assets.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock as of that date, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.

On August 18, 2008 two judgments totaling $70,805 were entered against Stratus related to wage claims for two former employees.  This amount was taken as an expense in the three months ended September 30, 2008.

In February 2006, a former employee filed an action against the Company in Los Angeles court, alleging breach of employment contract. In October 2006, the court entered a default judgment against the defendants for $363,519 and the Company recorded a charge and set up a reserve of this amount for the year ended December 31, 2006.  In September 2007, the Company filed a motion to set aside the default judgment, which was granted in March 2008.  The Company reversed the reserve of $363,519 during the three months ended March 31, 2008.  In May 2008, plaintiff filed an appeal of the order setting aside the default judgment. In June 2009, the court of appeal affirmed the order setting aside the default judgment, and trial in this matter is set for July 2010. The Company believes it has meritorious defenses to the action and has not taken any expense or established a reserve during 2009.

5.    Acquisition of Stratus Rewards

In accordance with the Asset Purchase Agreement dated August 15, 2005, by and between the Company and Stratus Rewards LLC (“Stratus Purchase Agreement”), Stratus acquired the business of Stratus, a credit card rewards program.

The total consideration for this acquisition was $3,000,000, with Stratus entering into a note payable of $1,000,000 and issuing 666,667 common shares valued at $2,000,000. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding of a minimum amount of $3,000,000.

The Stratus Purchase Agreement which specifically included the transfer to the Company of tangible personal property such as computers and all intellectual property, goodwill associated therewith, licenses and sublicenses.  Stratus Rewards had at least $1.4 million of computer hardware and at least $0.2 million of computer software, all of which should have been transferred to the Company pursuant to the Stratus Purchase Agreement.  These computer and software assets were not included in the accounting for the acquisition of Stratus Rewards by Pro Sports and the value of the computer hardware and software that was not received was allocated to goodwill.  The owner of Stratus Rewards received notice on May 15, 2006 that if he did not deliver this hardware and software within 30 days, that the amount of consideration he was entitled to would be reduced by at least the $1,000,000 amount of the note, if not an additional $1,000,000 value in the common stock issued as consideration.  The owner responded on June 2, 2006 that his former law firm owned the computer hardware and software and he did not have the authority to release these items to the Company.

As a result, the Company intends to vigorously dispute the validity of the $1,000,000 note to the former owner and seek to have it canceled.

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

6.    Property and Equipment

Property and equipment were as follows:

	December 31,
	2009	2008
Computers and peripherals	$52,873	$52,873
Office Machines	11,058	11,058
Furniture and fixtures	56,468	56,468
	120,399	120,399
Less accumulated depreciation	(118,601)	(117,930)
Total Assets	$1,798	$2,469

For the years ended December 31, 2009 and 2008, depreciation expense was $1,793 and $10,442, respectively

7.    Goodwill and intangible assets

Goodwill and intangible assets were as follows:

	December 31,
	2009	2008

Licensing rights for events	$2,224,258	$3,295,106
Goodwill for Stratus Rewards	1,073,345	1,073,345
Identified intangible assets for Stratus Rewards	726,840	772,249
Total intangible assets and goodwill	$4,024,443	$5,104,700

Intangible assets of the Company were as follows:

	December 31,
	2009	2008
Intangible Assets Events
Long Beach Marathon	$-	$300,000
Concours on Rodeo	169,957	600,000
Santa Barbara Concours d'Elegance	243,000	243,000
Cour Tour/Action Sports Tour	1,067,069	1,067,069
Freedom Bowl	344,232	344,232
Maui Music Festival	400,000	725,805
Athlete Management	-	15,000
Total - Events	2,224,258	3,295,106

Stratus Rewards
Purchased Licensed Technology, net of	193,240	227,849
accumulated amortization of $152,860 and $83,641
Membership List, net of accuulated amortization	60,300	71,100
of $47,700 and $26,100
Corporate Partner List	23,300	23,300
Corporate Membership	450,000	450,000
Total - Stratus Rewards	726,840	772,249
Total Intangible Assets	$2,951,098	$4,067,355

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

As of December 31, 2009, the Company determined that the seller of the Concours on Rodeo event could not deliver the vote of the merchants on Rodeo Drive to allow the event to be held there.  Because of that determination and the statute of limitations had expired on the ability of the sellers to collect on the remaining portion of the event acquisition liability, the Company eliminated the remaining event acquisition liability and wrote the $430,043 against the Concours on Rodeo intangible asset, resulting in no net expense.  During 2009, a trademark expired relating to the Long Beach Marathon and the Company has elected to not renew the trademark and to no longer plan to conduct this event in the future.  Accordingly, an impairment charge of $300,000 was taken in 2009.  In addition, the Company determined that $15,000 of intangible assets for athlete management had been impaired and a charge was taken in 2009 for this amount.  The fair value for the Maui Music Festival as of December 31, 2009 was determined to be $510,356, which was less than the book value of this asset.  Accordingly, the Company recorded an impairment charge of $325,805 to bring the book value for the Maui Music Festival to $400,000.

The purchased licensed technology and membership list are being amortized over their estimated useful life of 10 years.  For the years ended December 31, 2009 and 2008, amortization expense was $45,410 and $45,410, respectively.

8.    Deferred Salary

Our president has an employment contract that stipulates an annual salary of $240,000.  He has not received cash payments for salary since prior to 2006 and the $240,000 per year is accrued on a quarterly basis.  As noted in Footnote 10 below, on December 31, 2009 and 2008, he accepted shares as payment for deferred salary and other amounts due to him.  An employee of the Company is currently receiving 50% of his base salary in cash and deferring 50% until the Company’s cash position improves.  As of December 31, 2009, this deferred salary was $37,500.

9.    Accrued expenses – legal judgments

As of December 31, 2009 and 2008, we had $95,732 reserved as Accrued expenses – legal judgments to accrue for a judgment of $65,316 related to amounts due under a consulting contract related to the acquisition of an event, and $30,416 related to allegedly unpaid legal bills from a former attorney for the Company.  Please see Footnote 4 for addition information regarding these amounts.

In connection with a consulting contract related to the acquisition of an event, the consultant obtained an arbitration award, by default, against the Company in August 2005 for $65,316 in the Los Angeles Superior Court.  In September 2005, the plaintiff filed a petition against the Company to confirm the Award against the Company.  In January 2006, the court entered a judgment on the Award and in October 2007, the Company filed a motion to set aside the Judgment on the basis of lack of service.  In November 2007, the court denied the motion to set aside the Judgment. The Company recorded an expense of $65,316 in the year ended December 31, 2007 and has fully reserved this amount.

A former attorney for the Company filed an action against the Company in Los Angeles Superior Court seeking to collect allegedly unpaid legal fees in September 2005. Plaintiff purported to effect service on the Company by service on the California Secretary of State, and on its President by publication. Plaintiff obtained a default judgment in July 2006 for $30,416. In February 2008, the Company filed a motion to set aside the default judgment, and for leave to defend the action. The motion was denied.  This amount is fully reserved on the Company’s financial statements.

10.   Accrued liabilities

Accrued liabilities consisted of the following:

	December 31,
	2009	2008

Professional fees	$163,207	$128,908
Travel expenses	202,436	147,509
Consultant's fees	194,482	217,199
Payroll tax liabilities	348,638	270,047
Other	81,248	52,279
Total accrued liabilities	$990,011	$815,942

11.   Loans payable to an officer and a director

The Loans Payable to Officer and Director represents a loan from the Company’s President and a member of the board of directors and amounted to the following at December 31, 2009 and 2008.

	December 31,
	2009	2008
Loan payable to officer (also a director), interest at 9.5% per annum	$210,000	$767,488
Loan payable to a director, interest at 10.0% per annum	105,000	125,000
Total	$315,000	$892,488

These loans are unsecured, due on demand, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. Interest expense on loans to officer and director for the years ended December 31, 2009 and 2008 was $81,862 and $106,914, respectively.

On December 31, 2008, the Company issued 1,735,505 shares of common stock to the President of the Company as payment of a total of $2,597,705 for a portion of the loan due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2008.  The shares were valued at $2,759,453 based on the closing price of the common stock on December 31, 2008, and $161,748 was taken as a fair value expense in operating expenses.

On December 31, 2009, the Company issued 425,836 shares of common stock to the President of the Company as payment of a total of $900,387 for a portion of the loan due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2009.  The shares were valued at $958,131 based on the closing price of the common stock on December 31, 2009, and $57,744 was taken as a fair value expense in operating expenses.

12.   Notes payable to related parties

Notes Payable to Related Parties consisted of the following:

	December 31,
	2009	2008

To shareholder (unsecured), dated January 14, 2005, with maturity of May 14, 2005. The principal amount and accrued interest were payable on May 14, 2005, plus interest at 10% per annum. This note is currently in default.	$70,000	$70,000

To shareholder (unsecured), dated February 1, 2005, with maturity of June 1, 2005. The principal amount and accrued interest were payable on June 1, 2005, plus interest at 10% per annum. This note is currently in default.	10,000	10,000

To shareholder (unsecured), dated February 5, 2005, with maturity of June 5, 2005. The principal amount and accrued interest were payable on June 5, 2005, plus interest at 10% per annum. This note is currently in default.	10,000	10,000

To shareholder (unsecured) related to purchase of Stratus. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding, with such funding to be at a minimum amount of $3,000,000.	1,000,000	1,000,000
Total	1,090,000	1,090,000
Less: current portion	465,000	465,000
Long-term portion	$625,000	$625,000

These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions.  The $1,000,000 note related to the purchase of Stratus Rewards does not bear interest.  For the years ended December 31, 2009 and 2008, the Company incurred interest expense on these Notes Payable to Related Parties of $9,000 and $9,000, respectively.

13.   Notes payable

Notes Payable consisted of the following:

	December 31,
	2009	2008

To a shareholder (unsecured) $100,000 made in August 2008 and $84,517 made after November 2008. Payable on demand and bears interest at 10%.	$132,017	$184,517

To non-shareholder (unsecured). Payable on demand and does not bear interest	10,000	10,000

Total	$142,017	$194,517

These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions.  For 2009 and 2008, the Company incurred interest expense on these Notes Payable of $15,920 and $18,800, respectively.

14.   Event acquisition liabilities

The following sets forth the liabilities, in relation to the acquisition of events (refer to Note 7), assumed by the Company:

	December 31,
	2009	2008
Concours on Rodeo	$-	$430,043
Core Tour/Action Sports Tour	483,718	483,717
	$483,718	$913,760

As of December 31, 2009, the Company determined that the seller of the event could not deliver the vote of the merchants on Rodeo Drive to allow the event to be held there.  Because of that determination and the statute of limitations had expired on the ability of the sellers to collect on the remaining portion of the event acquisition liability, the Company eliminated the remaining event acquisition liability and wrote the $430,043 against the Concours on Rodeo intangible asset, resulting in no net expense.

15.   Redemption fund reserve

The redemption fund reserve records the liabilities related to the Company’s obligations to pay for the redemption of rewards from the Stratus credit card rewards program.  On December 31, 2009, concerns about the collectability of the remaining $112,832 in restricted cash resulted in the Company writing off this amount and the offsetting balance in the redemption fund reserve.

16.   Other income

Other income consisted of the following:

	Years Ended December 31,
	2009	2008
Other (Income)/Expense
Writeoff of old accounts payable	$(312,971)	$(20,642)
Decrease in legal accruals	-	(365,579)
Judgment from two former employees		70,805
Other	1,885	(182)
Net other (income)/expense	$(311,086)	$(315,598)

In 2009, Other income reflected a gain of $312,971 on the writeoff for accounts payable related to events that were canceled in 2004 and 2005 and which were past the statute of limitations for collection.  In 2008, Other income included a $365,579 gain from reversing an accrual for legal judgment when the related court case was dismissed, offset by $70,805 of accruals for a judgment against Stratus related to two former employees, and a $20,642 gain from the writeoff of old payables related to events that were canceled and which were past the statute of limitations for collection.

17.   Related party transactions

From prior to fiscal 2006 through June of 2009, the Company rented office space owned by the Chairman, President and Chief Executive Officer of the Company. The total rent expense accrued by the Company in 2009 and 2008 was $30,000 and $48,000, respectively.  The Company believes such rents were at or below prevailing market rates and terminated the rental of this space at the end of June 2009.

During 2009, the Company repaid $20,000 on a loan of $125,000 made on January 19, 2005 from an individual who became a director of the Company on April 30, 2009, bringing the balance owed to this director from $125,000 to $105,000.

18.   Shareholders’ Deficit

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

During 2009 and 2008, the Company raised $1,294,000 and $625,000, respectively, through the issuance of 1,100,707 and 746,254 shares of common stock, respectively.

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

On December 31, 2009, the Company issued 425,836 shares of common stock to the President of the Company as payment of a total of $900,387 for a portion of the loan due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2009.  The shares were valued at $958,131 based on the closing price of the common stock on December 31, 2009, and $57,744 was taken as a fair value expense in operating expenses.

Stock Options

There was no non-cash stock option expense in 2009 or 2008.

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Range of	Options	Life in	Exercise	Options	Exercise
	Exercise Prices	Outstanding	Years	Price	Exercisable	Price
Year ended December 31, 2007	$0.14-$0.84	6,161,084	4.0	$0.21	5,709,852	$0.21
Year ended December 31, 2008	$0.14-$0.84	5,738,509	3.3	$0.19	5,738,509	$0.19
Year ended December 31, 2009	$0.14-$0.84	5,730,509	2.3	$0.19	5,730,509	$0.19

	Options Outstanding				Options Exercisable
			Weighted			Weighted
		Price per	Average	Aggregate		Average	Aggregate
	Number	Share	Exercise	Instrinsic	Number	Exercise	Instrinsic
	of Shares	Range	Price	Value (a)	of Shares	Price	Value (a)
Balance as of December 31, 2007	6,161,084	$0.14-$0.84	$0.21	n.a.	6,161,084	$0.21	n.a.
Forfeited	(422,575)	$0.43-$0.84	$0.44
Exercised
Granted
Balance as of December 31, 2008	5,738,509	$0.14-$0.84	$0.19	$ 8,033,913	5,738,509	$0.19	$ 8,033,913
Forfeited	(8,000)		$0.43
Exercised
Granted
Balance as of December 31, 2009	5,730,509	$0.14-$0.84	$0.19	$ 11,804,849	5,730,509	$0.19	$ 11,804,849

(a)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only.

Warrants

During 2005, the Company granted warrants with rights to purchase $36,250 of its common stock. These warrants have terms of five years and the exercise prices for these warrants will be the share prices applicable in the next Company Financing after March 2008. The warrants expire in 2010 and the exercise prices for these warrants and the number of shares for such warrants are to be determined by the share price used in such financing.  The Company valued these warrants, using the Black-Scholes option pricing model, at December 31, 2009 and 2008, at $0 and $0, respectively, and included this liability in other accrued expenses and other liabilities.  There were no warrants granted in 2006, 2007 or 2008.

Since this Company Financing event has not occurred, the number of shares and the purchase price related to these warrants could not be determined as of December 31, 2009 or 2008.  The Company analyzed these warrants in accordance with EITF pronouncement No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Company determined that the warrants should be classified as a liability based on the fact that the number of shares attributable to these warrants is indeterminate.

These warrants were granted as financing costs related to notes payable agreements with two shareholders and one non-shareholder. The warrants are accounted for as financing costs which were capitalized and amortized over the five-year life of the debt. There was no related amortization expense in 2009 or 2008.

Since the number of shares and the purchase price related to these warrants can’t be determined, which in turn prevents a determination of the Black Scholes value of these warrants and consequent determination of the charge to the income statement, if any, for the periods ending on those dates.

During 2009, the Company issued warrants to purchase 60,050 shares of common stock in connection with the sale of common stock.  These warrants have a strike price of $2.00 per share, vest upon issuance and a life of five years.  During 2009, the Company issued warrants to three members of its board of directors to purchase a total of 1,315,000 shares of common stock at a strike price of $1.50, vesting monthly over thirty six months, and a life of five years.  The total Black Scholes expense for these warrants is $1,861.470, which is being amortized over the vesting period.  There are no repricing or antidilution features for these warrants.  The total Black-Scholes expense for these warrants in 2009 was $388,921, using the following assumptions:

Range of estimated fair value of underlying common stock	$1.48 - $2.29
Range of remaining lives (in years)	4.3 - 5.0
Range of risk-free interest rates	1.81% - 2.31%
Range of expected volatilities	88% - 95%
Dividend yield	-

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Range of	Warrants	Life in	Exercise	Warrants	Exercise
	Exercise Prices	Outstanding	Years	Price	Exercisable	Price
Year ended December 31, 2009	$1.50 - $2.00	1,414,050	4.5	$ 1.52	301,550	$ 1.61

	Warrants Outstanding				Warrants Exercisable
			Weighted			Weighted
		Price per	Average	Aggregate		Average	Aggregate
	Number	Share	Exercise	Instrinsic	Number	Exercise	Instrinsic
	of Shares	Range	Price	Value (a)	of Shares	Price	Value (a)
Balance as of December 31, 2009	1,414,050	$1.50-$2.00	$1.52	$ 1,032,257	301,550	$1.61	$ 192,992

(a)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only.

19.   Commitments and contingencies

Office space rental

On May 1, 2009, the Company entered into a lease for approximately 1,800 square feet of office space in Santa Barbara, California for use as its executive offices.  This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month.

From May 2008 to June 2009, our corporate headquarters were located in West Hollywood, California, where we leased approximately 2,600 square feet of space which is used for our corporate headquarters, general administrative functions, and sales and marketing efforts at $8,500 a month from April 1, 2008 to October 31, 2008, and $11,400 per month from November 1, 2008 until we vacated the lease in May 2009.

From prior to January 1, 2008 until May 2009, we leased approximately 1,800 square feet of space in Santa Barbara, California, for executive use at $4,000 per month under a lease expiring December 31, 2010.

Rent expense for 2009 and 2008 was $135,643 and $110,600, respectively.

Contractual obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2009 that are fixed and determinable by year.

					After
	Total	2010	2011	2012	2012
Debt obligations*	$1,000,000	$375,000	$500,000	$125,000	$-
Other debt obligations	547,017	547,017	-	-	-
Event acquisition liabilities	483,718	483,718	-	-	-
Legal Judgments	95,732	95,732	-	-	-
Rent obligations	138,408	69,204	69,204	-	-
Total	$2,264,875	$1,570,671	$569,204	$125,000	$-

*	Debt incurred in connection with acquisition of Stratus. Repayment is triggered by first funding of at least $3,000,000. For purposes of this schedule such funding is assumed to occur by June 30, 2010

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

John Moynahan has been providing accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007.  This consulting agreement calls for Mr. Moynahan to be reimbursed for his travel expenses and to receive $100 per hour for services provided to the Company, with a maximum of 40 hours per week to be billed to the Company.  Upon the Company raising $2 million in capital, Mr. Moynahan is entitled to receive approximately $22,000 of amounts due to him from 2007 that were deferred.  The Company is in the process of negotiating an employment agreement with John Moynahan.  Under the agreement, Mr. Moynahan will receive an annual salary of $220,000. The proposed agreement further provides that Mr. Moynahan will receive annual stock options as approved by the Board of Directors, for which a minimum of 1,557,183 options to purchase shares of common stock are currently reserved for issuance upon finalization of the proposed agreement.  The exercise price for these options shall be the per share value of Company’s common stock at the time at such time as the proposed agreement is finalized and executed.   Each of the options granted shall have a term of five years, shall vest one third upon grant, one third at the end of the first year of employment and one third at the end of the second year of employment.  Such options shall terminate forty-five (45) days after the Executive’s employment with the Company is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above shall be subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events. No such options have been granted to date.

20.   Segment Information

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

A summary of results by segments is as follows:

	As of and for the Year ended December 31, 2009				As of and for the Year ended December 31, 2008
	Stratus				Stratus
	Credit Card	Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$-	$-	$-	$-	$6,583	$33,606	$-	$40,189
Cost of sales	-	-	-	-	-	24,679	-	24,679
Gross margin	-	-	-	-	6,583	8,927	-	15,510
Depreciation & Amortization	45,410	-	1,794	47,204	45,410	-	10,442	55,852
Segment profit	(45,410)	-	(1,794)	(47,204)	(38,827)	8,927	(10,442)	(40,342)
Operating expenses	-	-	3,542,063	3,542,063	-	-	2,182,034	2,182,034
Oth. (Inc.)/Exp.	-	-	(188,169)	(188,169)	-	-	(129,109)	(129,109)
Net income	$(45,410)	$-	$(3,355,688)	$(3,401,098)	$(38,827)	$8,927	$(2,063,367)	$(2,093,267)

Assets	$1,800,185	$2,224,258	$258,625	$4,283,068	$2,008,449	$3,268,588	$85,295	$5,362,332
Liabilities	$1,000,000	$483,718	$2,305,755	$3,789,473	$1,124,293	$913,760	$2,885,289	$4,923,342

21.   Quarterly Results (Unaudited)

	Three Months Ended (Thousands except earnings per share)
	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09

Revenues	$39	$1	$-	$-	$-	$-	$-	$-

Gross Margin	14	1	0	0	0	0	0	0

Impairment of intangibles	0	0	0	1,015	0	0	0	641
Fair value charge for stock sales
and value of warrants issued	0	0	0	216	111	305	110	635
Other operating expenses	275	234	288	209	270	426	461	631
Total operating expenses	275	234	288	1,440	381	731	571	1,907

Loss from operations	(261)	(233)	(288)	(1,440)	(381)	(731)	(571)	(1,907)
Other (income)/expenses	(327)	53	(19)	164	27	(21)	(19)	(176)
Net Loss	$66	$(286)	$(269)	$(1,604)	$(408)	$(710)	$(552)	$(1,731)

Basic and diluted earnings
per share	$0.00	$(0.01)	$0.00	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Basic and diluted weighted-average
common shares	50,329	52,667	55,200	55,277	57,250	57,776	57,751	57,986

22.   Income taxes

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	December 31,
	2009	2008
Net operating loss carryforward	$6,211,935	$4,920,659
Amortization	(580,145)	(560,692)
Stock option compensation	904,334	904,334
Deferred compensation	883,794	764,913
Deferred state tax	(492,181)	(390,917)
Other	449,208	386,461
Valuation allowance	(7,376,945)	(6,024,758)
Net deferred tax asset	$-	$-

The Company had net operating loss carry-forwards (“NOL”) for federal and state income tax purposes of approximately:

	December 31,
	2009	2008
Combined NOL:
Federal	$15,009,560	$11,995,379
California	12,541,676	9,527,495

The net operating loss carry-forwards begin expiring in 2020 and 2010, respectively. The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company recorded a 100% valuation allowance on the deferred tax assets at December 31, 2009 and 2008 because of the uncertainty of their realization.

A reconciliation of the income tax credit computed at the federal statutory rate to that recorded in the financial statements for 2009 and 2008 is as follows:

	December 31, 2009		December 31, 2008
Rate reconciliation:
Federal credit at statutory rate	(1,156,373)	39.79%	(711,711)	34.00%
State tax, net of Federal benefit	(198,007)	6.81%	(122,695)	5.86%
Change in valuation allowance	1,352,449	-46.54%	836,488	-39.96%
Other	2,731	-0.09%	(1,282)	0.06%
Total provision	800	-0.03%	800	-0.04%

Given the immaterial amount of the tax provision, it was included in other income and expenses.

23.   Subsequent events

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

On February 4, 2010, Stratus Media Group, Inc. (the “Company”) entered into an Amendment To Strategic Investment Agreement (the “Amendment”), dated as of January 26, 2010, with PEI pursuant to which the parties agreed to amend the terms of that certain Strategic Investment Agreement (the “Agreement”) entered into between PEI and the Company dated October 9, 2009.  The Amendment (i) provides for certain interim funding by the Company to PEI prior to the closing, and contains representations regarding the Company’s ability to provide all funds necessary to perform its obligations under the Agreement and the Amendment, (ii) extends the outside date for the Closing to March 31, 2010, (iii) conditionally provides for changes in the board and management of PEI, subject to the Company’s timely compliance with delivery of specified payments to PEI and third parties (the “Management Change”), (iv) credits against the Purchase Price certain expenses and amounts already loaned by the Company, (v) provides for the convertibility of amounts previously loaned into Preferred Stock of PEI on a pro-rata basis, (v) provides that all of the conditions to closing in Section 6.1 of the Agreement, have been satisfied to date and that, notwithstanding such conditions (other than the condition regarding legal compliance and certain ministerial conditions), the Company is unconditionally obligated to consummate the purchase and other transactions contemplated by the Agreement and the Amendment and pay the full Purchase Price (applying such credits as provided in the Amendment), (vi) provides for a guarantee of certain obligations of the Company, (vii) provides for an enforcement mechanism independent of the newly appointed board and management until the Closing and (viii) provides for application of certain post-closing covenants to the interim period.

Pro Forma financial statements for the consolidated Stratus Media Group, Inc. and Pro Elite, Inc. for December 31, 2009 and the year then ended are:

Pro Forma Consolidation of Stratus Media Group, Inc. and ProElite, Inc.
Condensed, Summary Income Statement and Balance Sheet (Unaudited)

	Year Ended December 31, 2009
		ProElite	Consolidating
	Stratus	(Preliminary &	Entries &		Pro Forma
	Media Group	Unaudited)	Eliminations		Consolidation

Condensed, Summary Income Statement
Event revenues	$-	$996,147	$-		$996,147
Total cost of revenues	-	681,357	-		681,357
Gross profit	-	314,790	-		314,790

Non-cash charges for impairment, fair value,
warrants and options	1,802,398	1,693,821	-		3,496,219
Other operating expenses	1,786,869	3,221,063	-		5,007,932
Total operating expenses	3,589,267	4,914,884	-		8,504,151
Loss from operations	(3,589,267)	(4,600,094)	-		(8,189,361)

Other Income/(Expense)
Net gain on disposal of assets	-	4,228,970	-		4,228,970
Gain on forgiveness of debt	-	6,403,005	-		6,403,005
Other income	311,086	-	-		311,086
Interest expense	(122,917)	(116,231)	-		(239,148)
Net loss	$(3,401,098)	$5,915,650	$-		$2,514,552

	As of December 31, 2009
		ProElite
	Stratus	(Preliminary &			Pro Forma
	Media Group	Unaudited)	Eliminations		Consolidation

Condensed, Summary Balance Sheet
Total current assets	$44,827	$75,180	$-		$120,007
Property and equipment, net	1,798	170,125	-		171,923
Intangible assets, net	2,951,098	12,000	-		2,963,098
Goodwill	1,073,345	-	-		1,073,345
Acquisition deposit & investment	212,000	1,000,000	(212,000)		1,000,000
Total assets	$4,283,068	$1,257,305	$(212,000)		$5,328,373

Current liabilities
Bank overdraft	$8,260	$-	$-	$-	$8,260
Accounts payable	384,951	390,237	-		775,188
Deferred salary, legal judgment, and line of credit	133,232	-	-		133,232
Accrued interest	242,284	-	-		242,284
Other accrued expenses and other liabilities	990,011	1,188,668	(212,000)		1,966,679
Loans and notes payable	922,017	200,000	-		1,122,017
Acquisition liabilities	483,718	1,339,601	-		1,823,319
Total current liabilities	3,164,473	3,118,506	(212,000)		6,070,979
Non-current portion of notes payable	625,000	500,000	-		1,125,000
Total liabilities	3,789,473	3,618,506	(212,000)		7,195,979

Preferred stock	-				-
Common stock	58,615	5,585	1,333	(a)	65,534
Additional paid-in capital	18,508,762	65,347,072	1,998,667	(a)	85,854,500
Accumulated deficit	(18,073,782)	(67,713,858)	-		(85,787,640)

Total shareholders' equity/(deficit)	493,595	(2,361,201)	2,000,000		132,394
Total liabilities and shareholders' equity/(deficit)	$4,283,068	$1,257,305	$1,788,000		$7,328,373

(a) Assumes the $2,000,000 purchase by Stratus of ProElite preferred shares is obtained by selling 1,333,333 shares of
$0.001 par value Stratus Media Group common stock at $1.50 per share

Subsequent to December 31, 2009, the Company sold 1,374,230 shares of its common stock for $1,400,000, issued 32,609 shares to settle a contractual obligation related to the ProElite transaction of $75,000, issued 33,851 shares and issued 477,616 shares of common stock to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

On February 22, 2010, the Company entered into an employment contract with William Kelly, the Company’s Senior Vice President and Chief Operating Officer, and the Chief Operating Officer of ProElite, Inc.  Under the agreement, Mr. Kelly will receive an annual salary of $240,000 and shall be eligible for bonuses based on objectives established by the Company’s board of directors and Mr. Kelly’s performance against those objectives. The proposed agreement further provides that Mr. Kelly will receive a grant of options to purchase 1,200,000 shares of the Company’s common stock, with a five-year life, a strike price of $2.00 the following vesting schedule:  396,000 shares vest immediately, 396,000 shares vest on October 1, 2010 and 408,000 shares will vest on October 1, 2011.  Such options shall terminate forty-five (45) days after the Executive’s employment with the Company is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above shall be subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events.  In connection with Mr. Kelly’s employment, the Company assumed a promissory note of $231,525 formerly owed to Mr. Kelly by ProElite, Inc. and agreed to pay the promissory note with $121,525 payable to Mr. Kelly upon the closing of the acquisition of ProElite by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

On March 31, 2008, Stratus Media Group, Inc. (the “Company”) dismissed Gruber & Company, LLC (“Gruber”), as its principal independent accountant, and retained Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as its principal independent accountant, who had been the auditors for Pro Sports & Entertainment, Inc., the predecessor company to the Company. The decision to dismiss Gruber and to appoint SLGG was approved by the Company’s Board of Directors.  This change was made as the result of the reverse merger between Pro Sports & Entertainment, Inc. and the Company on March 14, 2008.

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

On July 30, 2008, Stratus Media Group, Inc. (the “Company”) dismissed SLGG as its principal independent accountant, and engaged Goldman Parks Kurland Mohidin LLP (“Goldman”) as its principal independent accountant.  The decision to dismiss Gruber and to appoint Goldman was approved by the Company’s Board of Directors.

SLGG’s report on the Company’s financial statements dated February 20, 2008, for the fiscal years ended December 31, 2006 and 2005, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. In connection with the audit of the Company’s financial statements for the fiscal years ended December 31, 2006 and 2005, and for the period between January 1, 2007 and July 30, 2008, which was the date of SLGG’s dismissal as the principal independent accountant for the Company, there were no disagreements, resolved or not, with Gruber on any matters of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreements, if not resolved to the satisfaction of SLGG, would have caused SLGG to make reference to the subject matter of the disagreements in connection with their report.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure based on the following material weaknesses:

1.
Lack of segregation of duties and check and balances.  As of December 31, 2008, there was one person in the accounting department, which does not allow for segregation of duties and checks and balances that is allowed with a multi-person department.  Outside of the accounting function, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.

2.	Lack of written controls and procedures, particularly with regard to entering into contracts and commitments by the Company.
3.
Use of an accounting software package that lacks a rigorous set of software and change controls.  While this software is a proven industry standard and is in widespread use, it allows one person to make significant changes without oversight or approval.

Our Principal Executive Officer and Acting Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended.  Management, with the participation of the Chief Executive and Acting Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this assessment,  and for the reasons cited above in the section of Disclosure Controls and Procedures, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Remediation

To remediate these control weaknesses, the Company intends to utilize financial personnel at ProElite and to add additional personnel as needed to allow for segregation of duties and a system of internal reviews and checks and balances to strengthen controls.  The Company intends to develop and implement a written set of policies and procedures for company operations, particularly with regard to controls over Company contracts and commitments.  The Company intends to migrate its accounting system to the one utilized by ProElite that does provide for proper control over changes and for segregation of duties within the accounting system.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the period ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning this item will be set forth in our Proxy Statement for our Annual Meeting of Stockholders that we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 11.   EXECUTIVE COMPENSATION

Information concerning this item will be set forth in our Proxy Statement for our Annual Meeting of Stockholders that we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED   STOCKHOLDER MATTERS

Information concerning this item will be set forth in our Proxy Statement for our Annual Meeting of Stockholders to that we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning this item will be set forth in our Proxy Statement for our Annual Meeting of Stockholders that we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item will be set forth in our Proxy Statement for our Annual Meeting of Stockholders that we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

10.65	Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated October 9, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2009).

10.66	Amendment to Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated January 11, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2010).

31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2*	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 15, 2010.

STRATUS MEDIA GROUP, INC.

By: /s/ Paul Feller
Paul Feller
Chief Executive Officer
Principal Executive Officer

By: /s/ John Moynahan
John Moynahan
Acting Chief Financial Officer
Acting Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of April 15, 2010.

/s/ Paul Feller
Paul Feller
Director and Chairman of the Board

/s/ Glenn Golenberg
Glenn Golenberg
Director
Chairman of the Audit Committee

/s/ Randall Cross
Randall Cross
Director

/s/ Michael Dunleavy, Sr.
Michael Dunleavy, Sr.
Director