Form 10-K/A
period 2009-12-31
Stratus Media Group, Inc
filed 2010-04-30
CIK 1053691

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2009 was $46,124,018 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding at April 30, 2010 was 60,532,099 shares.

Why This Amendment is Being Filed

This amendment to the Annual Report on Form 10K is being filed to include the information required in Part III of the Annual Report on Form 10K with respect to officers, directors and auditors.

PART III

ITEM 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth, as of April 30, 2010, the names of, and certain information concerning, our directors:

Name	Age	Position	Director Since	End of Term
Paul Feller	45	Chief Executive Officer and Chairman of the Board	1999	2012
Randall Cross	56	Director	2009	2012
Glenn Golenberg	69	Director	2009	2012
Michael Dunleavy, Sr.	56	Director	2009	2012

Paul Feller - Mr. Feller has been involved with the management of live entertainment events for over 15 years. He has been the President & CEO of Pro Sports & Entertainment, Inc. since November 1998. Prior to founding Pro Sports & Entertainment, he served as COO and CEO of PSI, an international live entertainment business which operated sports events in Asia, Europe and North America. Mr. Feller had responsibility for developing PSI’s new markets in China and the US. He negotiated agency rights and agreements with the America’s Cup syndicate, Professional Volleyball Tour, Disney’s Freedom Bowl, Andretti Indy Racing Team, Long Beach Marathon, and both the Vancouver Open and ATP Shanghai Open Tennis Tournaments. As head of PSI’s Asia division, Mr. Feller managed a $35 million revenue operation, developed agreements with STAR Television and China’s CCTV and operated the first international professional soccer tournament in China. He has been a member of the Los Angeles Sports Council, Orange County Sports Council, Asia International Business and Entertainment Association, US Professional Cycling Association, and the UK Professional Cycling Association. Prior to PSI, Mr. Feller was a vice president of marketing and sales with Osborne Computer Corporation and a senior engineer with McDonnell Douglas. He attended Purdue University for a B.S. in Mechanical Engineering, Pepperdine University for an M.B.A., and is pursuing a Juris Doctorate from Columbus University Law School.

Randall (“Randy”) Cross - played football for the University of California, Los Angeles, where he received All Conference honors, All American honors and played an important role in the UCLA victory at the Rose Bowl in 1976.  After being drafted in the second round of the 1976 NFL draft by the San Francisco 49ers, Mr. Cross played professional football with the San Francisco 49ers from 1976 to 1988, where he received six All Pro selections, three Pro Bowl selections and was a key player in the 49ers’ Superbowl championships in 1982, 1985 and 1989.  Since 1989, he has been a broadcaster and analyst of the NFL for CBS and NBC, working on both network’s coverage of NFL regular season, playoff and Superbowl games.  He currently co-hosts “The Opening Drive” with Bob Papa on the Sirius Radio NFL Network.  Off the field, Mr. Cross has been involved in marketing and promotions in several areas, including insurance, commodities and local and national retail sales.  Mr. Cross joined the board in April 2009.

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

Michael Dunleavy, Sr.- from 2003 until 2010 he was the head coach and from 2008 to 2010 also the general manager of the Los Angeles Clippers. Selected in the sixth round (99th pick overall) by Philadelphia in 1976, Dunleavy played 11 seasons in the NBA with career averages of 8.0 points and 3.9 assists in 438 games for Philadelphia (1976-78), Houston (1978-82), San Antonio (1982-83) and Milwaukee (1983-85, 1988-1990). He began his coaching career as head coach for the Los Angeles Lakers is 1990. He then went on to coaching the Portland Trail Blazers and under his guidance the team matched its second best victory total in Blazers history. Dunleavy earned the 1999 NBA Coach of the Year award. This season he coached his 1000th career game and won his 500th career game.  Mr. Dunleavy joined the board in October 2009.

Executive Officers

The following table sets forth, as of April 30, 2010, the name of, and certain information concerning, our executive officers, none of whom serve on the board of directors:

Name	Age	Position
John Moynahan	52	Senior Vice President and Acting Chief Financial Officer
William Kelly	46	Senior Vice President and Chief Operating Officer

John Moynahan -  With over 30 years of business experience, Mr. Moynahan has been a treasurer for four years and CFO for 15 years of publicly-traded companies ranging from development stage to a billion dollars in annual revenues. During this span, Mr. Moynahan has been responsible for SEC reporting and compliance, successfully executing an IPO, completing over $500 million in debt financings, over $120 million in equity financings, and investigating and closing acquisitions with companies such as Fischer Scientific Group, Card Systems Solutions, Inc., Innovative Technology Applications, Inc., and Xybernaut Corporation.   Mr. Moynahan has been the President of Novastar Group, Inc., a financial consulting and advisory firm, from June 2006 to present, Senior Vice President and Chief Financial Officer of Who’s Your Daddy, Inc. from May 2007 to September 2008,  Senior Vice President and Chief Financial Officer of Xybernaut Corporation from 1999 to 2004 and from 2005 to 2006, and the Vice President of Finance and Corporate Development of Innovative Technology Application Inc. from 2004 to 2005. Mr. Moynahan began his career in the New York City office of Ernst & Young in 1979.  He received a B.A. from Colgate University, where he was elected to the Phi Beta Kappa honor society, an M.B.A from New York University and a C.P.A. from New York State.   Mr. Moynahan is also a co-inventor on five issued U.S. patents and over 100 corresponding international patents.

William Kelly  - Mr. Kelly brings over twenty years of entertainment and media operations and management experience to Stratus.  Mr. Kelly was the chief operating officer for ProElite, Inc. from 2006 to 2008.  Prior to that time, Mr. Kelly Co-founded Television Korea 24 Inc. (tvk24) in 2003, where he served as Chief Operating Officer.  In 2001, Mr. Kelly joined the Extreme Sports Channel as Chief Operating Officer International.  Prior to Extreme Sports Channel, Mr. Kelly was Vice President and Head of International for NBC Internet (San Francisco), Vice President of CNBC Asia (Singapore), President of Turner Broadcasting International (Tokyo), and held positions with the Long Term Credit Bank of Japan (Tokyo) and Allied Irish Banks (Ireland).  Mr. Kelly is a graduate of Castleknock College Dublin, speaks several languages and holds various certificates in banking and international business. He is a native of Ireland.

Family Relationships

 None.

Term of Office

Our directors and officers hold office until the earlier of their death, resignation, removal or the end of their stated term.

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

To the best of our knowledge, since December 31, 2008, the following delinquencies have occurred:

Based solely on our review of these filings, the Company believes that all such reports were timely filed for the year ended December 31, 2009.

Code of Ethics

We have not adopted a Code of Ethics that is applicable to our directors and our employees, but we intend to do so within the next year.

The Board of Directors and Committees

The Board is responsible for the supervision of the overall affairs of the Company. The Board met twice during the year ended December 31, 2009.

Audit Committee

The Audit Committee’s responsibilities include, but are not limited to, the following:

●	appointing, evaluating and retaining the independent registered public accounting firm,

●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and disclosures,

●	discussing our systems of internal control over financial reporting, and

●	meeting separately with the independent registered public accounting firm.

The audit committee was inactive in 2008 and was reestablished during 2009 but did not meet until January 2010. Mr. Goldenberg is the Chairman of the Audit Committee and has been determined by the Company's board of directors to be the Audit Committee's financial expert.

Compensation Committee

The compensation committee was inactive in 2008 and 2009, but the Company intends to reestablish the compensation committee during 2010.  The Compensation Committee will administer the Company’s compensation and benefit plans, in particular, the incentive compensation and equity-based plans, and will approve salaries, bonuses, and other compensation arrangements and policies for the Company’s officers, including the Chief Executive Officer.

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

Executive Compensation

The following table sets forth information concerning the compensation earned by our Executive Officers during fiscal 2009 and 2008:

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Paul Feller,
Chief Executive
Officer and
Chairman of
the Board	2009	$240,000	(a)	$-	$-		$-	$-	$240,000
	2008	$240,000	(a)	$-	$-		$-	$-	$240,000

John Moynahan,
Acting Chief
Financial
Officer	2009	$208,882	(d)	$-	$-	(c)	$-	$-	$208,882
	2008	$155,000	(b)	$-	$-	(c)	$-	$-	$155,000

(a)	Accrued but unpaid and accumulated in deferred salary
(b)	$22,500 paid during the year with $122,500 in accrued expenses
(c)
While there were no awards in 2009 or 2008, there are options for a minimum of 1,557,183 shares of common stock that have been reserved for issuance to Mr. Moynahan upon execution of an employment agreement

(d)	Includes approximately $10,000 paid from prior year

The Company has an Employment Agreement (“Agreement”), dated January 1, 2007, with Paul Feller that is effective until January 1, 2013.  This Agreement requires the Company to offer a non-qualified stock option to purchase 10% of the fully diluted shares of the Company’s capital stock issued and outstanding on January 1, 2007, the effective date of the Agreement.  The stock option has a term of five years at an exercise price of $0.14 per share for 4,862,894 shares, vested immediately on the date of the agreement and is not assignable. This stock option is subject to a customary anti-dilution provision with respect to any stock splits, mergers, reorganizations and other such events, but does not contain any: conditions as to exercisability; tandem features; reload features; tax-reimbursement features; or any provision that could cause the exercise price to be lowered. The length of this Agreement is five years from the effective date unless the employment is terminated for another cause. During the duration of this Agreement, the Chief Executive Officer is entitled to an annual salary of $240,000 and a bonus of $250,000 in the event a Valuing Event causes the Company to be valued in excess of $100,000,000 and an additional bonus of $500,000 in the event a Valuing Event causes the Company to be valued in excess of $500,000,000. Pursuant to a written modification of this agreement on October 30, 2009, the President agreed the Valuing Event could only occur after January 1, 2010 and waived any right to claim a bonus related to a Valuing Event prior to January 1, 2010.  For the years ended December 31, 2009 and December 31, 2008, no bonuses have been paid by the Company in relation to this Agreement.

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

John Moynahan has been providing accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007.  This consulting agreement calls for Mr. Moynahan to be reimbursed for his travel expenses and to receive $100 per hour for services provided to the Company, with a maximum of 40 hours per week to be billed to the Company.  Upon the Company raising $2 million in capital, Mr. Moynahan is entitled to receive approximately $22,000 of amounts due to him from 2007 that were deferred.  The Company is in the process of negotiating an employment agreement with John Moynahan. Under the proposed agreement, Mr. Moynahan annual salary may not be less than $220,000. The proposed agreement further provides that Mr. Moynahan will receive annual stock options as approved by the Board of Directors, for which a minimum of 1,557,183 options to purchase shares of common stock are currently reserved for issuance upon finalization of the proposed agreement. The exercise price for these options shall be the per share value of Company’s common stock at the time at such time as the proposed agreement is finalized and executed.  Each of the options granted shall have a term of five years, shall vest one third upon grant, one third at the end of the first year of employment and one third at the end of the second year of employment.  Such options shall terminate forty-five (45) days after the Executive’s employment with the Company is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above shall be subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events. No such options have been granted to date.

During 2009, there were no repricing or material modifications made to any outstanding options or equity-based awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information relating to unexercised and outstanding options for each named executive officer as of December 31, 2009. No other equity awards otherwise reportable in this table had been granted to any of our executive officers as of that date.

	Unexercised		Unexercised
	Options		Options		Option	Option
	that are		that are		Exercise	Expiration
Name	Exercisable		Exercisable		Price	Date
Paul Feller, Chief Executive Officer
and Chairman of the Board	4,862,895		-		$0.14	1/1/2012

John Moynahan, Acting Chief
Financial Officer	-	(a)	-	(a)	$-	-

(a)
While there were no awards in 2008 or 2009, there are options for a minimum of 1,557,183 shares of common stock that have been reserved for issuance to Mr. Moynahan upon execution of an employment agreement

Director Compensation

Board of Directors Compensation:

No compensation was paid to board members in 2008 or 2009.  Glenn Golenberg receives $50,000 per year for his services as head of the audit committee, but no amounts were paid out under this arrangement in 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2010, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors,  executive officers, beneficial owners known by the Company of more than five percent of the outstanding shares of our Common Stock and by our directors and executive officers as a group. Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended does not necessarily indicate ownership for any other purpose, and generally includes voting or investment power with respect to the shares and shares which such person has the right to acquire within 60 days of April 30, 2010.

Beneficial Owner (a)	Title of Class of Stock	Amount and Nature of Beneficial Ownership (b)		Percent of Class (c)
5% Stockholders:
Ralph Feller	Common	9,405,000		15.5%

Directors and Executive Officers:
Paul Feller, Chief Executive Officer and
Chairman of the Board of Directors	Common	31,279,236	(d)	51.7%
Randall Cross, Director	Common	150,000	(e)	0.2%
Michael Dunleavy, Sr., Director	Common	87,500	(e)	0.1%
Glenn Golenberg, Director and
Chairman of the Audit Committee	Common	200,000	(f)	0.3%
William Kelly, Chief Operating Officer	Common	396,000	(g)	0.7%
John Moynahan, Acting Chief
Financial Officer	Common	520,000	(h)	0.9%
All Current Directors and Executive
Officers as a Group (6 Persons)		32,632,736		53.9%

(a)	The address for each Beneficial Owner is c/o Stratus Media Group, Inc., 3 E. De La Guerra St., Santa Barbara, CA 93101.
(b)	The persons named in this table have sold voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.
(c)	Based on 60,532,099 shares outstanding as of April 30, 2010.
(d)	Includes 26,416,341 shares held directly and options to purchase 4,862,895 shares that are fully vested.
(e)	Each director received an option grant for 450,000 shares, which vests monthly over three years.
(f)	In addition to the option grant for 450,000 shares, Mr. Golenberg receives 100,000 shares per year as compensation for being chairman of the audit committee, vesting monthly over the year.
(g)	Represents vested portion of options issued pursuant to employment agreement
(h)
Option issuance is conditioned on mutual agreement regarding employment contract with Mr. Moynahan. If issued, such options would vest one third upon issuance, one third at the end of the first year of employment and the final third at the end of the second year of employment.

Employment Agreements

Future minimum payments under the employment agreements with Paul Feller and William Kelly, along with the proposed minimums for John Moynahan if an employment agreement is reached, are as follows:

Years Ending December 31,	Amount

2010	$735,666	,
2011	724,000
2012	724,000
2013	38,334
	$2,222,000

Option Plans

The Company is intending to adopt, but has not yet completed, its Stock Compensation Program (the “Stock Compensation Program”).  This program is intended to provide key employees, vendors, directors, consultants and other key contributors to Company growth an opportunity to participate in the Company’s success.  It is estimated that 15% of total shares outstanding will be authorized in options and reserved for this program.  Awards under the program may be made in the form of incentive stock options, nonqualified stock options, restricted shares, rights to purchase shares under an employee stock plan, grants of options to non-employee directors, and or other specified stock rights as defined under the plan.  Subject to Shareholder approval, the Company plans to adopt a new stock option plan in 2010.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of April 30, 2010 regarding compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	7,848,902	$0.56	-
Total	7,848,902	$0.56	-

The above-referenced stock option grants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to us by the recipients.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

 As of December 31, 2008 our board consisted of Mr. Paul Feller, who was not an independent director as defined by NASDAQ rules.  Starting April 30, 2009 our board of directors is comprised of a majority of independent directors as defined by NASDAQ Rules.

Independent Directors.  As of April 2009 the independent directors of the Board were Randy Cross and Glen Golenberg.  As of October 2009, Michael Dunleavy, Sr. was added as an independent director.  Each of these directors qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Stock Market. In addition, our chairman of the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our chairman of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Approval of transactions with Related Persons

The Company has adopted a policy requiring the Audit Committee to approve any transaction between a director, executive officer, principal stockholder,or an immediate family member of any of the foregoing.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current, independent registered public accounting firms, for the years ended 2009 and 2008 are as follows:

	2009	2008
Annual audit and quarterly review fees	$72,500	$115,000
Tax Fees	$-	$-

Fees billed in 2008 reflected work performed for the 2008 and 2007 annual audits and quarterly reviews, while the fees billed for 2009 reflected work performed for that year only.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1	Certifications of CEO pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

31.2	Certifications of Acting CFO pursuant to Rule 13a-14(a) or Rule 15d - 14(a)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 30, 2010.

STRATUS MEDIA GROUP, INC.

By: /s/ Paul Feller
Paul Feller
Chief Executive Officer
Principal Executive Officer

By: /s/ John Moynahan
John Moynahan
Acting Chief Financial Officer
Acting Principal Financial Officer