Form 10-Q
period 2010-03-31
Stratus Media Group, Inc
filed 2010-05-24
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

The number of shares of common stock outstanding at May 14, 2010 was 60,532,099 shares.

STRATUS MEDIA GROUP, INC.
FORM 10-Q
MARCH 31, 2010
(Unaudited)

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$465,472	$-
Deposits and prepaid expenses	50,000	4,333
Total current assets	515,472	4,333

Deposits	40,494	40,494
Property and equipment, net	1,268	1,798
Intangible assets, net	2,939,746	2,951,098
Goodwill	1,073,345	1,073,345
Acquisition deposit	925,138	212,000
Total assets	$5,495,463	$4,283,068

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank overdraft	$-	$8,260
Accounts payable	352,969	384,951
Deferred salary	113,125	37,500
Accrued interest	255,501	242,284
Accrued expenses - legal judgments	90,732	95,732
Other accrued expenses and other liabilities	1,123,532	990,011
Loans payable to officers and a director	478,313	315,000
Current portion of notes payable - related parties	465,000	465,000
Notes payable	117,017	142,017
Event acquisition liabilities	483,718	483,718
Total current liabilities	3,479,907	3,164,473

Non-current liabilities
Non-current portion of notes payable - related parties	625,000	625,000

Total liabilities	4,104,907	3,789,473

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized	-	-
0 and 0 shares issued and outstanding
Common stock, $0.001 par value: 200,000,000 shares authorized	60,532	58,615
60,532,099 and 58,613,793 shares issued and
outstanding, respectively
Additional paid-in capital	23,330,062	18,508,762
Accumulated deficit	(22,000,038)	(18,073,782)
Total shareholders' equity	1,390,556	493,595
Total liabilities and shareholders' equity	$5,495,463	$4,283,068

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Net revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
General and administrative	305,120	208,063
Warrant expense and fair value
charge for stock sales	2,838,565	111,434
Legal and professional services	230,564	49,701
Depreciation and amortization	11,883	11,743
Total operating expenses	3,386,132	380,941

Loss from operations	(3,386,132)	(380,941)

Other expenses
Other expense	525,378	-
Interest expense	14,747	27,460
Total other expenses	540,125	27,460

Net loss	$(3,926,257)	$(408,401)

Basic and diluted loss per share	$(0.07)	$(0.01)

Basic and diluted weighted-
average common shares	59,086,939	57,249,712

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,926,257)	$(408,401)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	11,883	11,743
Expense for value of stock issued in excess
of value received and for warrant expense	2,838,565	111,434
Stock issued for services	54,275	-
Stock issued to settle legal dispute	525,378	-
Increase / (decrease) in:
Deposits and prepaid expenses	(50,000)	-
Accounts payable	(31,982)	34,013
Deferred salary	75,625	60,000
Accrued interest	13,217	27,695
Accrued expenses - legal judgment	(5,000)	-
Other accrued expenses and other liabilities	137,853	63,289
Net cash used in operating activities	(356,443)	(100,227)

Cash flows from investing activities:
Advances to acquisition target	(406,613)	-
Net cash used in investing activities	(406,613)	-

Cash flows from financing activities:
Bank overdraft	(8,260)	-
Payments on loans payable to officers and a director	(68,212)	(32,361)
Payments on notes payable	(25,000)	-
Proceeds from issuance of common stock for cash	1,330,000	132,000
Net cash provided by financing activities	1,228,528	99,639

Net change in cash and cash equivalents	465,472	(588)

Cash and cash equivalents, beginning of period	-	800

Cash and cash equivalents, end of period	$465,472	$212

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) and DECEMBER 31, 2009

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

2.    Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations.  The Company had net losses for 2009 and 2008 of $3,401,098 and $2,093,267, respectively, and a net loss of $3,926,257 for the three months ended March 31, 2010.  As of March 31, 2010, the Company had negative working capital of $2,964,435 and cumulative losses of $22,000,038.  Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the twelve months ended December 31, 2009, the Company raised $1,294,000 in capital through issuance of common stock and warrants and in the three months ended March 31, 2010, the Company raised $1,330,000 through issuance of common stock and warrants.  The Company is actively seeking additional capital to establish operations, restart the card and event businesses and complete and integrate targeted acquisitions.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus a premium for equity risk, plus a premium related to small companies in general, plus a risk premium for factors specific to the Company and the business.

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $4,013,091.

The Company believes that Core Tour and Maui Music Festival are most at risk for additional impairment charges in the future because the fair value for each event is less than 200% of the book value for such events.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for 2009 or 2008, or the three months ended March 31, 2010.

Capitalized Software Costs

We did not capitalize any software development costs during the years 2009 or 2008, or the three months ended March 31, 2010. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three months ended March 31, 2010 or 2009, as they are antidilutive to loss per share.

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

Recent Accounting Pronouncements

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition.   All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

6.    Property and Equipment

Property and equipment were as follows:

	March 31,	December 31,
	2010	2009
Computers and peripherals	$52,873	$52,873
Office Machines	11,058	11,058
Furniture and fixtures	56,468	56,468
	120,399	120,399
Less accumulated depreciation	(119,131)	(118,601)
Total Assets	$1,268	$1,798

For the three months ended March 31, 2010 and 2009, depreciation expense was $530 and $390, respectively

7.    Goodwill and intangible assets

Goodwill and intangible assets were as follows:

	March 31,	December 31,
	2010	2009

Licensing rights for events	$2,224,258	$2,224,258
Goodwill for Stratus Rewards	1,073,345	1,073,345
Identified intangible assets for Stratus Rewards	715,488	726,840
Total intangible assets and goodwill	$4,013,091	$4,024,443

Intangible assets of the Company were as follows:

	March 31,	December 31,
	2010	2009
Intangible Assets
Events
Concours on Rodeo	$169,957	$169,957
Santa Barbara Concours d'Elegance	243,000	243,000
Cour Tour/Action Sports Tour	1,067,069	1,067,069
Freedom Bowl	344,232	344,232
Maui Music Festival	400,000	400,000
Total - Events	2,224,258	2,224,258

Stratus Rewards
Purchased Licensed Technology, net of	184,588	193,240
accumulated amortization of $161,512 and $152,860
Corporate Partner List, net of accuulated amortization	57,600	60,300
of $50,400 and $47,700
Member List	23,300	23,300
Corporate Membership	450,000	450,000
Total - Stratus Rewards	715,488	726,840
Total Intangible Assets	$2,939,746	$2,951,098

In accordance with SFAS No. 142, the Company’s goodwill and intangible assets, other than the purchased licensed technology and the membership list for Stratus, are considered to have indefinite lives and are therefore no longer amortized, but rather are subject to annual impairment tests. The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record impairment if warranted by adverse changes in facts and circumstances.

The purchased licensed technology and membership list are being amortized over their estimated useful life of 10 years.  For the three months ended March 31, 2010 and 2009, amortization expense was $11,353 and $11,353, respectively.

8.    Deferred Salary

Our president has an employment contract that stipulates an annual salary of $240,000.  He has not received cash payments for salary since prior to 2006 and the $240,000 per year is accrued on a quarterly basis.  On December 31, 2009 and 2008, our president received shares as payment for accrued salary as of those dates (please see footnote 11 for more details).  An employee of the Company is currently receiving 50% of his base salary in cash and deferring 50% until the Company’s cash position improves.  As of March 31, 2010 and December 31, 2009, deferred salary was $113,125 and $37,500, respectively.

9.    Accrued expenses – legal judgments

As of March 31, 2010 and December 31, 2009, we had $90,732 and $95,732 reserved as Accrued expenses – legal judgments to accrue for a judgment of $65,316 related to amounts due under a consulting contract related to the acquisition of an event, and $30,416 related to allegedly unpaid legal bills from a former attorney for the Company.  A payment of $5,000 was made during the three months ended March 31, 2010.  See Footnote 4 for addition information regarding these amounts.

10.  Accrued liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2010	2009

Professional fees	$213,207	$163,207
Travel expenses	202,436	202,436
Consultant fees	202,149	194,482
Payroll tax liabilities	380,490	348,638
Other	125,250	81,248
Total accrued liabilities	$1,123,532	$990,011

11.  Loans payable to officers and a director

The Loans Payable to Officers and a Director represents a loan from the Company’s President and a member of the board of directors and amounted to the following:

	March 31,	December 31,
	2010	2009
Loan payable to an officer and director, interest at 9.5% per annum	$146,788	$200,000
Loan payable to an officer, interest at 5% per annum if not repaid on timely basis	231,525	-
Loan payable to a director, interest at 10.0% per annum	100,000	115,000
Total	$478,313	$315,000

These loans are unsecured, due on demand, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. Interest expense on loans to officers and a director for the three months ended March 31, 2010 and 2009 was $6,934 and $20,633, respectively.

On December 31, 2009, the Company issued 425,836 shares of common stock to the President of the Company as payment of a total of $900,387 for a portion of the loan due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2009.

In connection with the employment agreement for its Senior Vice President and Chief Operating Officer, the Company assumed a promissory note of $231,525 formerly owed to him by ProElite, Inc. and agreed to pay the promissory note with $121,525 payable to him upon the closing of the acquisition of ProElite by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition.  Any unpaid amounts after 180 days following the closing of the acquisition will bear interest at 5% per annum.

12.  Notes payable to related parties

Notes Payable to Related Parties consisted of the following:

	March 31,	December 31,
	2010	2009

To shareholder (unsecured), dated January 14, 2005, with
maturity of May 14, 2005. The principal amount and accrued
interest were payable on May 14, 2005, plus interest at 10%
per annum. This note is currently in default.	$70,000	$70,000

To shareholder (unsecured), dated February 1, 2005, with
maturity of June 1, 2005. The principal amount and accrued
interest were payable on June 1, 2005, plus interest at 10%
per annum. This note is currently in default.	10,000	10,000

To shareholder (unsecured), dated February 5, 2005, with
maturity of June 5, 2005. The principal amount and accrued
interest were payable on June 5, 2005, plus interest at 10%
per annum. This note is currently in default.	10,000	10,000

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

These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions.  Per contract, the $1,000,000 note related to the purchase of Stratus Rewards bears interest at 10% per annum.  However, as noted in Footnote 5, the Company intends to vigorously pursue the cancelation of this note and therefore, the Company is not accruing interest on this note.  For the three months ended March 31, 2010 and 2009, the Company incurred interest expense on this Notes Payable to Related Parties of $2,250 and $2,250, respectively.

13.  Notes payable

Notes Payable consisted of the following:

	March 31,	December 31,
	2010	2009

To a shareholder (unsecured) $100,000 made in August
2008 and $84,517 made after November 2008. Payable on
demand and bears interest at 10%.	$107,017	$132,017

To non-shareholder (unsecured). Payable on demand
and does not bear interest	10,000	10,000

Total	$117,017	$142,017

These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. For the three months ended March 31, 2010 and 2009, the Company incurred interest expense on these Notes Payable of $3,378 and $4,813, respectively.

14.  Event acquisition liabilities

The Event acquisition liabilities refer to the amount the Company owes to the principals of the Core Tour pursuant to a legal judgment in their favor for this amount.

15.  Other income

Other expense for the three months ended March 31, 2010 of $525,378 consisted of expense related to the issuance of 477,616 shares of common stock to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

16.  Related party transactions

From prior to fiscal 2006 through June of 2009, the Company rented office space owned by the Chairman, President and Chief Executive Officer of the Company. The total rent expense accrued by the Company in 2009 and 2008 was $30,000 and $48,000, respectively.  The Company believes such rents were at or below prevailing market rates and terminated the rental of this space at the end of June 2009.

During the three months ended March 31, 2010, the Company repaid $53,212 on a loan from the Company’s President and C.E.O.

During the three months ended March 31, 2010, the Company repaid $15,000 on a loan with an original balance of $125,000 made on January 19, 2005 from an individual who became a director of the Company on April 30, 2009, bringing the balance owed to this director from $115,000 as of December 31, 2009 to $100,000 as of March 31, 2010.  This director accrues compensation of $50,000 per annum related to his role as Chairman of the Audit Committee, of which no amounts were paid during the three months ended March 31, 2010.

17.  Shareholders’ Deficit

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

During 2009 and 2008, the Company raised $1,294,000 and $625,000, respectively, through the issuance of 1,100,707 shares of common stock and warrants to purchase 625,000 shares, and 746,254 shares of common stock and warrants to purchase 153,825 shares, respectively.  During the three months ended March 31, 2010 and 2009, the company raised $1,330,000 and $132,000, respectively, through the issuance of 1,374,230 shares of common stock and warrants to purchase 625,000 shares, and 145,580 shares of common stock and warrants to purchase 9,900 shares, respectively.

On December 31, 2009, the Company issued 425,836 shares of common stock to the President of the Company as payment of a total of $900,387 for a portion of the loan due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2009.

Stock Options

During the three months ended March 31, 2010, the Company issued options to purchase 1,200,000 shares of common stock in connection with an employment agreement.  These options have a strike price of $2.00 per share and a five-year life.  The total Black Scholes expense of $1,548,000 for these options is being amortized over the vesting period and was determined using the following assumptions for the Black Scholes calculations:

Estimated fair value of underlying common stock	$1.70
Remaining life	5.0
Risk-free interest rates	2.37%
Expected volatilities	106%
Dividend yield	-

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Options	Range of	Life in	Exercise	Options	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Price
As of December 31, 2009	5,730,509	$0.14 - $0.84	2.3	$0.19	5,730,509	$0.19
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Granted	1,200,000	$2.00	4.9	$2.00	396,000	2.00
As of March 31, 2010	6,930,509	$0.14 - $2.00	2.5	$0.50	6,126,509	$0.30

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

During the three months ended March 31, 2010, the Company issued warrants to purchase 625,000 shares of common stock in connection with the sale of common stock.  These warrants have a strike price of $1.65 per share, vest upon issuance and have a life of five years.  The Black Scholes expense for these options was $848,563, which was recorded in operating expenses.   Also during this time, the Company issued warrants to one member of its board of directors to purchase a total of 100,000 shares of common stock at a strike price of $1.50, vesting monthly over twelve months, and a life of five years.  The total Black Scholes expense for these warrants is $206,510, which is being amortized over the vesting period.  There are no repricing or antidilution features for any of these warrants.  The Black-Scholes expenses for the warrants issued during the three months ended March 31, 2010 was calculated using the following assumptions:

Range of estimated fair value of underlying common stock	$1.65 - $1.75
Range of remaining lives (in years)	4.9 - 5.0
Range of risk-free interest rates	2.48% - 2.62%
Range of expected volatilities	103% - 106%
Dividend yield	-

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Warrants	Range of	Life in	Exercise	Warrants	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Price
As of December 31, 2009	1,414,050	$1.50 - $2.00	4.5	$1.52	301,550	$1.61
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Granted	725,000	$1.50 - $1.65	4.9	1.63	641,667	1.65
As of March 31, 2010	2,139,050	$1.50 - $2.00	4.5	$1.56	943,217	$1.65

18.  Commitments and contingencies

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

Rent expense for the three months ended March 31, 2010 and 2009 was $18,091 and $46,200, respectively.

Contractual obligations

Set forth below is information concerning our known contractual obligations as of March 31, 2010 that are fixed and determinable by year.

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

19.  Segment Information

Each event and the Stratus Reward program is considered an operating segment pursuant to ASC 280 since each is budgeted separately and results of each event and the Stratus program are tracked separately to provide the chief operating decision maker information to assess and manage each event and the Stratus Program.

The characteristics of the Stratus Reward program are different than the events, so that operating segment is considered a reporting segment.  The events share similar economic characteristics and are aggregated into a reporting segment pursuant to paragraph 17 of ASC 280.  All of the events provide entertainment and the logistics and production processes and methods for each event are similar:  sponsorship sales, ticket and concession sales, security, stages, public address systems and the like.  While the demographic characteristics of the audience can vary by event, all events cater to consumer entertainment.

A summary of results by segment is as follows:

	Amounts in $000
	As of/for the Three Months ended March 31, 2010				As of /for the Three Months ended March 31, 2009
	Stratus				Stratus
	Credit Card	Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$-	$-	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-	-	-
Gross margin	-	-	-	-	-	-	-	-
Deprec. & Amort	12	-	-	12	12	-	-	12
Segment profit	(12)	-	-	(12)	(12)	-	-	(12)
Operating expenses	-	-	3,374	3,374	-	-	369	369
Other expenses	-	-	540	540	-	-	27	27
Net income	$(12)	$-	$(3,914)	$(3,926)	$(12)	$-	$(396)	$(408)

Assets	$1,789	$2,224	$1,482	$5,495	$1,997	$3,269	$84	$5,350
Liabilities	$1,000	$484	$2,620	$4,104	$1,124	$914	$3,038	$5,076

20.  ProElite, Inc.

Effective October 21, 2009, the Company entered into a Strategic Investment Agreement with ProElite, Inc. (“PEI”) pursuant to which PEI agreed to sell to the Company, and the Company agreed to purchase from PEI, shares of PEI’s Series A Preferred Stock (the “Preferred Shares”).  The Preferred Shares are convertible into the Common Stock of PEI.  The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares.  The purchase price of the Preferred Shares is $2,000,000 which will be used by PEI for payment of outstanding liabilities of PEI, general working capital and other corporate purposes and repayment of all amounts due under a note of PEI with respect to advances made to PEI by the Company of $100,000.  Closing of the purchase of the Preferred Shares is subject to certain conditions.  Upon closing, all of the current directors of PEI will resign and the board of directors of PEI will consist of two designees of the Company and one designee of PEI.  Paul Feller, the Company’s Chief Executive Officer, will become PEI’s Chief Executive Officer.  Certain present and former key PEI executives will continue with PEI.

On February 4, 2010, the Company entered into an Amendment To Strategic Investment Agreement (the “Amendment”), dated as of January 26, 2010, with PEI pursuant to which the parties agreed to amend the terms of that certain Strategic Investment Agreement (the “Agreement”) entered into between PEI and the Company dated October 9, 2009.  The Amendment (i) provides for certain interim funding by the Company to PEI prior to the closing, and contains representations regarding the Company’s ability to provide all funds necessary to perform its obligations under the Agreement and the Amendment, (ii) extends the outside date for the Closing to March 31, 2010, (iii) conditionally provides for changes in the board and management of PEI, subject to the Company’s timely compliance with delivery of specified payments to PEI and third parties (the “Management Change”), (iv) credits against the Purchase Price certain expenses and amounts already loaned by the Company, (v) provides for the convertibility of amounts previously loaned into Preferred Stock of PEI on a pro-rata basis, (v) provides that all of the conditions to closing in Section 6.1 of the Agreement, have been satisfied to date and that, notwithstanding such conditions (other than the condition regarding legal compliance and certain ministerial conditions), the Company is unconditionally obligated to consummate the purchase and other transactions contemplated by the Agreement and the Amendment and pay the full Purchase Price (applying such credits as provided in the Amendment), (vi) provides for a guarantee of certain obligations of the Company, (vii) provides for an enforcement mechanism independent of the newly appointed board and management until the Closing and (viii) provides for application of certain post-closing covenants to the interim period.  By mutual agreement, the Closing Date was extended to May 14, 2010.

21.  Subsequent events

On May 14, 2010, the Company signed an agreement with a bank in Europe to serve as the card issuing and servicing bank for the Company’s Stratus Rewards credit card program in the European markets.

As of May 14, 2010, a closing had not occurred under the Amendment to Strategic Investment Agreement with ProElite dated as of January 26, 2010.  As a result, the Company is in default of this Amendment and is actively discussing an extension of the closing date.

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

The Company is using a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated or being divested by larger companies with the plan to aggregate them into one large leading live entertainment company.  A key component of this strategy is to purchase these events for approximately four to six times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events, with the expectation that the combined EBITDA of the Company from these events will receive a higher valuation multiple in the public markets.  Another key component of this strategy is to complete acquisitions that may not meet these economic parameters but have other compelling attributes such as entry into a new type of event or as a strategic fit with the Company’s existing events.

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

The business plan of Stratus is to provide integrated event management, television programming, marketing, talent representation and consulting services in the sports and other live entertainment industries.  Stratus’s event management, television programming and marketing services may involve:

●	managing sporting events, such as college bowl games, mixed martial-arts events, golf tournaments and auto racing team and events;
●	managing live entertainment events, such as music festivals, car shows and fashion shows;
●	producing television programs, principally sports entertainment and live entertainment programs; and
●	marketing athletes, models and entertainers and organizations.

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

Net Loss per Share

We compute net loss per share in accordance with ASC 260, Earnings Per Share. Basic per share data is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing loss available to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three months ended March 31, 2010, as they are antidilutive to loss per share.  Losses per share for the three months ended March 31, 2010 do not include the potential impact of options to purchase 6,930,509 shares of the Company's common stock, warrants to purchase 2,139,050 shares, or of warrants to purchase $36,250 of the Company's common stock, with the number of shares issuable under this warrant to be determined by the Company's first financing round following its reverse merger in March 14, 2008.

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

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus a premium for equity risk, plus a premium related to small companies in general, plus a risk premium for factors specific to the Company and the business.

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $4,013,091.

The Company believes that Core Tour and Maui Music Festival are most at risk for additional impairment charges in the future because the fair value for each event is less than 200% of the book value for such events.

Results of Operations for the Three Months Ended March 31, 2010

Revenues

Revenues for the three months ended March 31, 2010 (“Current Period”) were $0, which was the same for the three months ended March 31, 2009 (“Prior Period”).  There were no event revenues in the Current Period or the Prior Period.  Stratus card revenues were $0 in the Current Period and $0 in the Prior Period.  The sponsoring bank that conducted the “back end” banking requirements of the Stratus program stopped sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.

Gross Profit

There were no cost of revenues in either the Current Period or the Prior Period, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $0.

Operating Expenses

Overall operating expenses for the Current Period were $3,386,132, an increase of $3,005,191, or 789%, from $380,941 in the Prior Period.  This $3,005,191 increase in operating expenses was primarily comprised of increases of $97,057 in general and administrative expenses, $2,727,131 in warrant expense and fair value charge for stock sales and, and $180,863 in legal and professional services.

General and administrative expenses of $305,120 increased by $97,057, or 47%, from $208,063 in the Prior Period.  This increase was related to higher levels of staffing and business development activity in the Current Period, specifically an increase of $128,295 for salaries and payroll taxes, offset by reduced rent of $28,110 related to reduced rent in Santa Barbara versus West Hollywood.

The warrant expense and fair value charge for stock sales was $2,838,565 in the Current Period, an increase of $2,727,131 from $111,434 in the prior period.

The fair value charge for stock sales was $1,349,801 in the Current Period, an increase of $1,247,544 compared to $102,257 in the Prior Period related to the issuance of 1,374,230 shares in the Current Period at various discounts to the then-current market price versus the issuance of 145,580 shares in the Prior Period at various discounts to the then-current market price.

Stock option and warrant expense was $1,488,764 in the Current Period, an increase of $1,479,587 from $9,177 in the prior period.  This increase was primarily related to the Black Scholes expense related to warrants to purchase 375,000 shares of common stock at $1.65 that were issued in connection with the sale of common stock during the Current Period and the vesting in the Current Period of 396,000 shares of options to purchase common stock at $2.00 per share that were issued to an officer of the Company in connection with his employment contract.

Legal and professional services were $230,564 in the Current Period, an increase of $180,863, or 364%, versus $49,701 in the Prior Period, largely related to $78,764 in increased legal expenses, mostly related to a potential acquisition, development of business opportunities in Europe, and legal issues described in footnote 4 to the financial statements.  In addition, consulting fees increased by $23,000 related to business development in Europe and $35,000 related to services to value intangible assets of the Company.  Depreciation and amortization remained relatively constant with $11,883 in the Current Period, compared with $11,743 in the Prior Period.

Other Expense

Other expense increased by $525,378 in the Current Period from $0 in the Prior Period, which was related to expense for the issuance of 477,616 shares of common stock to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

Interest Expense

Interest expense was $14,747 in the Current Period, a decrease of $12,713, or 46%, from $27,460 in the Prior Period, primarily related to the use of common stock to reduce interest-bearing debt to an officer of the Company on December 31, 2009.

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

During 2009 and 2008, the Company raised $1,294,000 and $625,000, respectively, through the issuance of 1,100,707 and 746,254 shares of common stock, respectively.  During the three months ended March 31, 2010 and 2009, the company raised $1,330,000 and $132,000, respectively, through the issuance of 1,374,230 and 145,580 shares of common stock, respectively.

The Company is actively pursuing equity capital and is targeting an initial raise of $5 million to $10 million or more.  The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses.  Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

At March 31, 2010, our principal sources of liquidity consist of increases in accounts payable and accrued expenses, and the issuance of equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products. At March 31, 2010, our cash and cash equivalents were $465,472 but we had negative working capital of $2,900,441 and a substantial portion of the cash on hand as of March 31, 2010 has since been used for working capital.  At March 31, 2010, we had $1,685,330 in debt obligations (comprised of in $478,313 loans to officers and a director, $1,090,000 of notes payable to related parties and $117,017 in notes payable), all of which are due upon demand, and $215,000 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows as of the dates indicated:

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Operating activities	$(356,443)	$(100,227)
Investing activities	(406,613)	-
Financing activities	1,228,528	99,639
Total change	$465,472	$(588)

Operating Activities

Operating cash flows for the three months ended March 31, 2010 reflects the net loss of $3,926,257, offset by changes in working capital of $139,713 depreciation and amortization of $11,883, non-cash expenses of $2,838,565 for the excess of fair value of common stock sales over the consideration received and Black-Scholes cost of warrant issuance, $54,275 of the value of stock issued for services and $525,378 value of stock issued to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

Operating cash flows for the three months ended March 31, 2009 reflects the net loss of $408,401, offset by changes in working capital of $185,000, depreciation and amortization of $11,743, non-cash expenses of $9,174 for the Black-Scholes cost of warrant issuance, and non-cash expense of $102,257 for the value of stock on the day of the sale of common stock over the value received.

Investing Activities

We advanced $406,613 in cash to ProElite, Inc. during the three months ended March 31, 2010 for operating expenses and did not use cash for investing activities during the three months ended March 31, 2009.

Financing Activities

During the three months ended March 31, 2010, we received cash proceeds of $1,330,000 from sales of common stock and warrants and used $8,260 to cover an overdraft from December 31, 2009, $68,212 to partially repay loans from officers and a director and $25,000 to partially repay notes payable.

During the three months ended March 31, 2009, we received cash proceeds of $132,000 and used $32,361 to partially repay loans to officers and a director.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.      RISK FACTORS

Not applicable.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010 the Company raised $1,330,000 through the issuance of 1,374,230 shares of common stock and five-year warrants to purchase 725,000 shares of common stock at $1.65 a share.  No commissions were paid on these sales.

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

ITEM 4.         RESERVED

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

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Acting Principal Financial Officer

Date:	May 21, 2010