Form 10-Q
period 2010-06-30
Stratus Media Group, Inc
filed 2010-08-23
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares of common stock outstanding at August 23, 2010 was 62,071,550 shares.

STRATUS MEDIA GROUP, INC.
FORM 10-Q
JUNE 30, 2010 (unaudited) and DECEMBER 31, 2009

PART I — FINANCIAL INFORMATION ITEM I — FINANCIAL STATEMENTS
STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$58,291	$-
Prepaid expenses	839,875	4,333
Total current assets	898,166	4,333

Deposits	40,494	40,494
Property and equipment, net	3,486	1,798
Intangible assets, net	2,928,393	2,951,098
Goodwill	1,073,345	1,073,345
Acquisition deposit	1,091,379	212,000
Total assets	$6,035,263	$4,283,068

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank overdraft	$-	$8,260
Accounts payable	557,331	384,951
Deferred salary	191,875	37,500
Accrued interest	271,829	242,284
Legal judgments	90,732	95,732
Other accrued expenses and liabilities	1,184,484	990,011
Loans payable to officers and a director	401,059	315,000
Current portion of notes payable - related parties	465,000	465,000
Notes payable	117,017	142,017
Event acquisition liabilities	483,718	483,718
Total current liabilities	3,763,045	3,164,473

Non-current liabilities
Non-current portion of notes payable - related parties	625,000	625,000

Total liabilities	4,388,045	3,789,473

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.01 par value: 4,000,000 shares authorized	-	-
0 and 0 shares issued and outstanding
Series C 10% Preferred Stock, $30.00 par value: 1,000,000	314,015	-
shares authorized,12,499 and 0 shares outstanding
Common stock, $0.001 par value: 200,000,000 shares authorized	61,071	58,615
61,071,550 and 58,613,793 shares issued and outstanding
Additional paid-in capital	22,920,057	18,508,762
Accumulated deficit	(21,647,925)	(18,073,782)
Total shareholders' equity	1,647,218	493,595
Total liabilities and shareholders' equity	$6,035,263	$4,283,068

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
General and administrative	641,888	230,341	947,008	438,404
Warrant expense and fair value
charge for stock sales	806,886	304,911	1,455,437	416,345
Legal and professional services	359,249	183,643	589,813	233,344
Depreciation and amortization	12,003	11,743	23,886	23,486
Total operating expenses	1,820,026	730,638	3,016,144	1,111,579

Loss from operations	(1,820,026)	(730,638)	(3,016,144)	(1,111,579)

Other (income)/expenses
Other (income)/expense	-	(49,417)	525,378	(49,417)
Interest expense	17,875	28,582	32,622	56,042
Total other(income)/ expenses	17,875	(20,835)	558,000	6,625

Net loss	$(1,837,901)	$(709,803)	$(3,574,144)	$(1,118,204)

Basic and diluted loss
per share	$(0.03)	$(0.01)	$(0.06)	$(0.02)

Basic and diluted weighted-
average common shares	60,768,011	57,776,458	59,938,132	57,514,546

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,574,144)	$(1,118,204)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	23,886	23,486
Expense for value of stock issued in excess of value received
and for warrant expense	1,455,437	416,345
Stock issued for services	197,082	-
Stock issued to settle legal dispute	525,378	-
Increase / (decrease) in:
Deposits and prepaid expenses	(58,000)	(74,532)
Accounts payable	172,380	(20,636)
Deferred salary	154,375	120,000
Accrued interest	29,545	54,557
Legal judgment	(5,000)	-
Other accrued expenses and liabilities	230,840	96,367
Redemption fund reserve	-	(11,461)
Net cash used in operating activities	(848,221)	(514,078)

Cash flows from investing activities:
Capital expenditures	(2,868)	-
Advances to acquisition target	(572,854)	-
Net cash used in investing activities	(575,722)	-

Cash flows from financing activities:
Bank overdraft	(8,260)	-
Transfer from restricted cash to operating cash	-	50,023
Payments on loans payable to officers and a director	(155,466)	(26,534)
Payments on notes payable	(25,000)	(52,500)
Proceeds from issuance of preferred stock	340,960	-
Proceeds from issuance of common stock	1,330,000	742,500
Net cash provided by financing activities	1,482,234	713,489

Increase in cash and cash equivalents	58,291	199,411

Cash and cash equivalents, beginning of period	-	800

Cash and cash equivalents, end of period	$58,291	$200,211

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for subscription receivable	$-	$-
Conversion of accrued interest into common stock	$-	$-
Conversion of loans, accrued salary, accrued interest and expenses due to
an officer of the company into common stock	$-	$-

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) and DECEMBER 31, 2009

1.	Business

Business

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as August 20, 2007 by and among Feris International, Inc. (“Feris”), and Feris Merger Sub, Inc., on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”).

In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”).  PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, PSEI acquired the business of Stratus Rewards, LLC (“Stratus Rewards”) in August 2005.  Stratus Rewards is a credit card rewards program that uses the Visa card platform that offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.  In May 2010, the Company entered into an agreement with a private bank in Switzerland to be the processing bank for Stratus Rewards in Europe.

2.    Going concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations.  The Company had net losses for 2009 and 2008 of $3,401,098 and $2,093,267, respectively, and a net loss of $3,574,144 for the six months ended June 30, 2010.  As of June 30, 2010, the Company had negative working capital of $2,864,879 and cumulative losses of $21,647,925.  Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the year ended December 31, 2009, the Company raised $1,294,000 in capital through issuance of common stock and warrants and in the six months ended June 30, 2010, the Company raised $1,330,000 through issuance of common stock and warrants and $340,960 through issuance of Series C 10% Preferred Stock.  The Company is actively seeking additional capital to establish operations, restart the card and event businesses and complete and integrate targeted acquisitions.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

3.     Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Stratus Rewards Visa White Card

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivables, accounts payable, loans payable, notes payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $4,001,738.

The Company believes that Core Tour and Maui Music Festival are most at risk for future impairment charges because the fair value for each event is less than 200% of its book value for such events.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for 2009 or the six months ended June 30, 2010.

Capitalized Software Costs

We did not capitalize any software development costs during 2009 or the six months ended June 30, 2010. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

Valuation of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is codified in FASB ASC Topic 360, which requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three or six months ended June 30, 2010 or 2009, as they are antidilutive to loss per share.

Stock-Based Compensation

We follow SFAS No. 123R, Share Based Payment (SFAS No. 123R), which is codified in FASB ASC Topic 718, using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and EITF Issue No. 96-18.

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options.   Future option grants will be calculated using expected volatility based upon the average volatility of our common stock.

Advertising

We expense advertising as incurred. Such amounts have not historically been significant to our operations.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which is codified in FASB ASC Topics 740-10 and 740-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the  financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Recent Accounting Pronouncements

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU had no material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition.   All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted.  The adoption of this ASU will not have a material impact on the Company’s financial statements. The Company is currently in default of this revised settlement and is actively working on modifying this revised settlement to extend the due date for payment.

4.     Litigation

In connection with a settlement agreement in May 2005, a judgment was entered in the Superior Court of the County of Los Angeles against the Company for the previous owners of the “Core Tour” event of $482,126 plus interest.  The dispute arose out of the Company’s purchase of the “Core Tour” event from the plaintiffs.  As of December 31, 2008, the Company recorded the $482,126 judgment.  On July 31, 2008, Stratus Management and Core Tour agreed to a revised settlement whereby Stratus will retain all rights of the Core Tour events for $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.   If the Company is not able to agree on a timetable for payment of the $482,126 and/or is not able to pay the Core Tour parties, the Core Tour parties have the right to enforce their judgment against the Company in that amount, but under the terms of the settlement agreement, the Company retains all rights to the Core Tour assets.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.

In February 2006, a former employee filed an action against Pro Sports and Mr. Feller in Los Angeles Superior Court, alleging breach of employment contract. In October 2006, the court entered a default judgment against the defendants for $363,519 and Pro Sports recorded a charge and set up a reserve of this amount for the year ended December 31, 2006.  In September 2007, Pro Sports and Mr. Feller filed a motion to set aside the default judgment, which was granted in March 2008.  Pro Sports reversed the reserve of $363,519 during 2008.  In May 2008, the plaintiff filed an appeal of the order setting aside the default judgment. In June 2009, the court of appeals affirmed the order setting aside the default judgment, and trial in this matter was set for July 2010 (see footnote 21 “Subsequent events”).  Additionally, in September 2009, the plaintiff amended the complaint to add the Company as a defendant.  The jury trial concluded on July 28, 2010 with the jury finding in favor of the Company, Pro Sports, and Mr. Feller on all counts, except two counts against Pro Sports only, requiring payment by Pro Sports to plaintiff of $20,510.  The Company, Pro Sports and Mr. Feller will be taking action against the plaintiff to collect reimbursement for legal fees from defending the action.

In connection with a consulting contract related to the acquisition of an event, the consultant obtained an arbitration award, by default, against the Company in August 2005 for $65,316 in Los Angeles County Superior Court.  In September 2005, the plaintiff filed a petition against the Company to confirm the Award against the Company.  In January 2006, the court entered a judgment on the Award and in October 2007, the Company filed a motion to set aside the Judgment on the basis of lack of service.  In November 2007, the court denied the motion to set aside the Judgment. The Company recorded an expense of $65,316 in 2007 and has fully reserved this amount.

A former attorney for the Company filed an action against the Company in Los Angeles County Superior Court seeking to collect allegedly unpaid legal fees in September 2005. Plaintiff purported to effect service on the Company by service on the California Secretary of State, and on its President by publication. Plaintiff obtained a default judgment in July 2006 for $30,416. In February 2008, the Company filed a motion to set aside the default judgment, and for leave to defend the action. The motion was denied.  This amount is fully reserved on the Company’s financial statements and, pursuant to a settlement agreement, a payment of $5,000 was made in the first six months of 2010.

5.  Acquisition of Stratus Rewards

In accordance with the Asset Purchase Agreement dated August 15, 2005, by and between the PSEI and Stratus Rewards LLC (“Stratus Purchase Agreement”), PSEI acquired the business of Stratus Rewards LLC, a credit card rewards program.

The total consideration for this acquisition was $3,000,000, with Stratus issuing a note of $1,000,000 and 666,667 common shares valued at $2,000,000. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding of a minimum of $3,000,000.

The Stratus Purchase Agreement included the transfer to the PSEI of tangible personal property such as computers and all intellectual property, goodwill associated therewith, licenses and sublicenses.  Stratus Rewards had at least $1.4 million of computer hardware and at least $0.2 million of computer software, all of which should have been transferred to the PSEI pursuant to the Stratus Purchase Agreement.  These computer and software assets were not included in the accounting for the acquisition of Stratus Rewards by PSEI and the value of the computer hardware and software that was not received was allocated to goodwill.  The previous owner of Stratus Rewards received notice on May 15, 2006 that if he did not deliver this hardware and software within 30 days, that the amount of consideration he was entitled to would be reduced by at least the $1,000,000, if not an additional $1,000,000 in common stock issued as consideration.  The owner responded on June 2, 2006 that his former law firm owned the computer hardware and software and he did not have the authority to release these items to the Company.

As a result, the Company intends to contest the validity of the $1,000,000 note to the former owner and seek to have it canceled.

The results of operations of the business acquired were included in the Company’s Statements of Operations from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair market values and estimated useful lives for property and equipment and an independent valuation for certain identifiable intangible assets acquired.

6.     Property and equipment

Property and equipment were as follows:

	June 30,	December 31,
	2010	2009
	(unaudited)
Computers and peripherals	$56,862	$52,873
Office Machines	11,058	11,058
Furniture and fixtures	56,468	56,468
	124,388	120,399
Less accumulated depreciation	(120,902)	(118,601)
Total	$3,486	$1,798

Depreciation expense for the six months ended June 30, 2010 and 2009 was $1,182 and $782, respectively, and depreciation expense for the three months ended June 30, 2010 and 2009 was $651 and $391, respectively.

7.  Goodwill and intangible assets

Goodwill and intangible assets were as follows:

	June 30,	December 31,
	2010	2009
	(unaudited)
Licensing rights for events	$2,224,258	$2,224,258
Goodwill for Stratus Rewards	1,073,345	1,073,345
Identified intangible assets for Stratus Rewards	704,135	726,840
Total intangible assets and goodwill	$4,001,738	$4,024,443

Intangible assets of the Company were as follows:

	June 30,	December 31,
	2010	2009
Intangible Assets	(unaudited)
Events
Concours on Rodeo	$169,957	$169,957
Santa Barbara Concours d'Elegance	243,000	243,000
Cour Tour/Action Sports Tour	1,067,069	1,067,069
Freedom Bowl	344,232	344,232
Maui Music Festival	400,000	400,000
Total - Events	2,224,258	2,224,258

Stratus Rewards
Purchased Licensed Technology, net of	175,935	193,240
accumulated amortization of $170,165 and $152,860
Corporate Partner List, net of accuulated amortization	54,900	60,300
of $53,100 and $47,700
Member List	23,300	23,300
Corporate Membership	450,000	450,000
Total - Stratus Rewards	704,135	726,840
Total Intangible Assets	$2,928,393	$2,951,098

In accordance with ASC 350, the Company’s goodwill and intangible assets, other than the purchased licensed technology and the membership list for Stratus, are considered to have indefinite lives and are therefore not amortized, but rather are subject to annual impairment tests. The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record impairment if warranted by adverse changes in facts and circumstances.

The purchased licensed technology and membership list are amortized over their estimated useful life of 10 years.  For the six months ended June 30, 2010 and 2009, amortization was $22,704 and $22,704, respectively.  For the three months ended June 30, 2010 and 2009, amortization was $11,352 and $11,352, respectively.

8.  Deferred salary

Our president has an employment contract that stipulates an annual salary of $240,000.  He has not received cash payments for salary since prior to 2006 and the $240,000 per year is accrued quarterly.  On December 31, 2009 and 2008, our president received shares as payment for accrued salary as of those dates (see footnote 11 for more details).  An employee of the Company is currently receiving 50% of his base salary in cash and deferring 50% until certain conditions have been met.  As of June 30, 2010 (unaudited) and December 31, 2009, deferred salary was $191,875 and $37,500, respectively.

9.  Legal judgments

As of June 30, 2010 (unaudited) and December 31, 2009, we had $90,732 and $95,732 reserved as Legal Judgments to accrue for a judgment of $65,316 related to amounts due under a consulting contract related to the acquisition of an event, and $30,416 related to allegedly unpaid legal bills from a former attorney for the Company.  A payment of $5,000 was made during the six months ended June 30, 2010.  See Footnote 4 for addition information regarding these amounts.

10.  Other accrued expenses and liabilities

Accrued expenses and liabilities consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
Professional fees	$127,607	$163,207
Travel expenses	202,436	202,436
Consultant fees	240,097	194,482
Payroll tax liabilities	440,982	348,638
Other	173,362	81,248
Total accrued liabilities	$1,184,484	$990,011

11.  Loans payable to officers and a director

The Loans Payable to Officers and a Director represents a loan from the Company’s President and a member of the board of directors and amounted to the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
An officer and director, interest at 9.5%	$104,534	$200,000
An officer, interest at 5.0% if not repaid on timely basis	231,525	-
A director, interest at 10.0%	65,000	115,000
Total	$401,059	$315,000

These loans are unsecured, due on demand, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. Interest expense on these loans for the six months ended June 30, 2010 and 2009 was $11,988 and $41,139, respectively.  Interest expense on these loans for the three months ended June 30, 2010 and 2009 was $5,054 and $20,507, respectively.

On December 31, 2009, the Company issued 425,836 shares of common stock to the President of the Company as payment of $900,387 for a portion of the loan due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2009.

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

12.  Notes payable to related parties

Notes Payable to Related Parties consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
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

These notes have no priority or subordination features, have no restrictive covenants and contain no acceleration provisions.  Per contract, the $1,000,000 note related to the purchase of Stratus Rewards bears interest at 10% per annum.  However, as noted in Footnote 5, the Company intends to vigorously pursue the cancelation of this note and therefore, the Company is not accruing interest on this note.  For the six months ended June 30, 2010 and 2009, the Company incurred interest expense on this Notes Payable to Related Parties of $4,500 and $4,500, respectively.  For the three months ended June 30, 2010 and 2009, the Company incurred interest expense on this Notes Payable to Related Parties of $2,250 and $2,250, respectively.

13.  Notes payable

Notes Payable consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
To a shareholder (unsecured)
$100,000 made in August 2008 and $84,517
made after November 2008. Payable on demand
and bears interest at 10%.	$107,017	$132,017

To non-shareholder
(unsecured). Payable on demand and
does not bear interest	10,000	10,000

Total	$117,017	$142,017

These notes have no priority or subordination features, have no restrictive covenants and contain no acceleration provisions. For the six months ended June 30, 2010 and 2009, the Company incurred interest expense on these Notes Payable of $6,246 and $8,919, respectively.  For the three months ended June 30, 2010 and 2009, the Company incurred interest expense on these Notes Payable of $2,868 and $4,106, respectively.

14.  Event acquisition liabilities

The Event acquisition liabilities refer to the amount the Company owes to the principals of the Core Tour pursuant to a legal judgment in their favor for this amount.

15.  Other (income)/expense

Other (income)/expense for the six months ended June 30, 2010 of $525,378 consisted of expense related to the issuance of 477,616 shares of common stock to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

16.  Related party transactions

From prior to fiscal 2006 through June of 2009, the Company rented office space owned by the Chairman, President and Chief Executive Officer of the Company. The rent expense accrued by the Company in 2009 and 2008 was $30,000 and $48,000, respectively.  The Company believes such rents were at or below prevailing market rates and terminated the rental of this space at the end of June 2009.

During the six months ended June 30, 2010 (unaudited), the Company repaid $95,466 on a loan from the Company’s President and C.E.O.

During the six months ended June 30, 2010 (unaudited), the Company repaid $50,000 on a loan with an original balance of $125,000 made on January 19, 2005 from an individual who became a director of the Company on April 30, 2009, bringing the balance owed to this director from $115,000 as of December 31, 2009 to $65,000 as of June 30, 2010.  This director accrues compensation of $50,000 per annum related to his role as Chairman of the Audit Committee, of which no amounts were paid during the six months ended June 30, 2010.

17.  Shareholders’ deficit

Common Stock

During 2009, the Company raised $1,294,000 through the issuance of 1,100,707 shares of common stock and warrants to purchase 625,000 shares.  During the three months ended June 30, 2010 and 2009, the company raised $0 and $610,500, respectively, through the issuance of 0 and 564,949 shares of common stock, respectively.  During the six months ended June 30, 2010 and 2009, the Company raised $1,330,000 and $742,500, respectively, through the issuance of 1,374,230 shares of common stock and warrants to purchase 625,000 shares, and 145,580 shares of common stock and warrants to purchase 9,900 shares, respectively.

On December 31, 2009, the Company issued 425,836 shares of common stock to the President of the Company as payment of a total of $900,387 for a portion of the loan due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2009.

Series C 10% Preferred Stock

During the three months ended June 30, 2010, the Company issued 12,499 shares of Series C 10% Preferred Stock (“Series C”) for $340,960.  Each share of Series C sold for $30, can be converted at any time into 20 shares of common stock and has voting rights equal to 20 shares of common stock.  In connection with the issuance of Series C, the Company issued 124,990 warrants with a life of 5 years to purchase a share of common stock for $2.00 per share.  The Series C has liquidation preference over common stock at a liquidation value equal to its par value of $30 and pays a dividend of 10% per year, payable on July 31 and December 31of each year that the Series C is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series C automatically convert into 20 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.

Since the Series C contains an embedded conversion feature, the Company performed an analysis of the Series C under ASC 815 “Derivatives and Hedging.”  This analysis determined that the embedded conversion feature was not required to be bifurcated and accounted separately from the Series C because the economic risks and characteristics of the embedded conversion feature were clearly and closely related to the economic risks and characteristics of the host contract Series C, namely the risks of the common stock.  The value of the beneficial conversion feature was $26,945, which was charged to equity at the time of issuance.  The beneficial conversion feature was calculated as the difference of the fair value of the conversion price and the intrinsic value of the preferred shares.  The Company determined that derivative accounting for the embedded conversion feature was not required pursuant to ASC 815-10-15-74 because the embedded conversion option is indexed to the company’s own stock under ASC 815-40-15 (EITF Issue 07-5); the embedded conversion option can be classified in shareholders’ equity under ASC 815-40 (EITF Issue 00-19, paragraphs 1-11)  and that Series C is classified as a conventional convertible so the embedded conversion feature can be classified in stockholders’ equity under ASC 815-40 (Issue 00-19, paragraphs 12-32).  The determination was made by the Company that the Series C is a conventional convertible because the freestanding warrant is indexed to the company’s own stock under ASC 815-40-15 (EITF Issue 07-5); the freestanding warrant is classified in shareholders’ equity under ASC 815-40 (Issue 00-19, paragraphs 1-32);and the financial instrument does not include embedded puts and/or calls or other features that require bifurcation from the host contract under ASC 815.

Stock Options

During the three months ended June 30, 2010, the Company issued options to purchase 350,000 shares of common stock in connection with employments agreements.  The Black Scholes value of these options is $448,511, which is being amortized over the respective vesting periods.  During the three months ended March 31, 2010, the Company issued options to purchase 1,300,000 shares of common stock in connection with employment agreements.  The Black Scholes value of these options is $1,754,510, which is being amortized over the respective vesting periods.  These options have a strike price of $2.00 to $3.50 per share and a five-year life.  The following assumptions were used for the Black Scholes calculations to determine these expenses:

Range of estimated fair value of underlying common stock	$1.65 - $2.54
Remaining life	5.0
Range of risk-free interest rates	2.28% - 2.51%
Range of expected volatilities	89% - 106%
Dividend yield	-

The following table sets forth the activity of our stock options to purchase common stock.  This presentation includes warrants to purchase 1,450,000 shares held by members of our board of directors as of June 30, 2010 and 1,350,000 shares held by members of our board of directors as of December 31, 2009, that were previously presented as part of the warrants section of this footnote.  This change was made since warrants for directors are accounted for in the same manner as options to employees under ASC 505 (FAS 123R), and the Company therefore believes that it is preferable to present pools of options and warrants with identical accounting treatment within each pool.  Of these 1,450,000 shares of director’s warrants now presented with options, 487,500 were vested as of June 30, 2010 and both the outstanding and vested warrants had an average life of 4.0 years and an average strike price of $1.50.  The opening balances as of December 31, 2009 have been restated to conform to this revised presentation.

	Options Outstanding				Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
			Remaining	Average		Remaining	Average
	Options	Range of	Life in	Exercise	Options	Life in	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2009	7,059,852	$0.14 - $1.50	2.7	$0.43	6,122,352	2.4	$0.24
Forfeited	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Granted	1,650,000	$1.50 - $3.50	4.6	$2.06	587,666	4.5	$2.02
As of June 30, 2010	8,709,852	$0.14 - $3.50	2.7	$0.75	6,710,018	2.5	$0.30

Warrants

During 2005, the Company granted warrants with rights to purchase $36,250 of its common stock. These warrants have terms of five years and the exercise prices for these warrants will be the share prices applicable in the next Company financing after March 2008. The warrants expire in 2010 and the exercise prices for these warrants and the number of shares for such warrants are to be determined by the share price used in such financing.  The Company valued these warrants, using the Black-Scholes option pricing model, at December 31, 2009 at $0 and included this liability in other accrued expenses and other liabilities.

Since this Company financing event has not occurred, the number of shares and the purchase price related to these warrants could not be determined as of December 31, 2009.  The Company analyzed these warrants in accordance with EITF pronouncement No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Company determined that the warrants should be classified as a liability based on the fact that the number of shares attributable to these warrants is indeterminate.

These warrants were granted as financing costs related to notes payable agreements with two shareholders and one non-shareholder. The warrants are accounted for as financing costs which were capitalized and amortized over the five-year life of the debt. There was no related amortization expense in 2009 or in the six months ended June 30, 2010.

Since the number of shares and the purchase price related to these warrants can’t be determined, which in turn prevents a determination of the Black Scholes value of these warrants and consequent determination of the charge to the income statement, if any, for the periods ending on those dates.

During the six months ended June 30, 2010, the Company issued warrants to purchase 625,000 shares of common stock in connection with the sale of common stock.  These warrants have a strike price of $1.65 per share, vest upon issuance and have a life of five years.  The Black Scholes expense for these options was $980,823, which was recorded in operating expenses.   There are no repricing or antidilution features for any of these warrants.  During the three months ended June 30, 2010, the Company issued warrants to purchase 124,990 shares of common stock in connection with the sale of Series C 10% Preferred Stock.  These warrants have a strike price of $2.00 per share, vest upon issuance and have a life of five years.  The Black Scholes expense for these options was $108,223, which was recorded in operating expenses.   There are no repricing or antidilution features for any of these warrants.  The Black-Scholes expenses for the warrants issued during the six months ended June 30, 2010 were calculated using the following assumptions:

Range of estimated fair value of underlying common stock	$1.01 - $1.80
Range of remaining lives (in years)	4.6 - 5.0
Range of risk-free interest rates	2.04% - 2.62%
Range of expected volatilities	101% - 106%
Dividend yield	-

The following table sets forth the activity of our stock warrants to purchase common stock.  This presentation does not includes warrants to purchase 1,350,000 shares held by members of our board of directors that were previously presented as part of the warrants section of this footnote, but have been moved to the options section above.  This change was made since warrants for directors are accounted for in the same manner as options to employees under ASC 505 (FAS 123R), and the Company therefore believes that it is preferable to present pools of options and warrants with identical accounting treatment within each pool.  Of these 1,350,000 shares of director’s warrants now presented with options, 487,500 were vested as of June 30, 2010 and both the outstanding and vested warrants had an average life of 4.0 years and an average strike price of $1.50.  The opening balances as of December 31, 2009 have been restated to conform to this revised presentation.

	Warrants Outstanding				Warrants Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
			Remaining	Average		Remaining	Average
	Warrants	Range of	Life in	Exercise	Warrants	Life in	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2009	64,050	$2.00	4.3	$2.00	64,050	4.3	$2.00
Forfeited	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Granted	849,990	$1.65 - $2.00	4.7	$1.70	849,990	4.7	$1.70
As of June 30, 2010	914,040	$1.65 - $2.00	4.7	$1.72	914,040	4.7	$1.72

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

Rent expense for the six months ended June 30, 2010 and 2009 was $54,552 and $97,033, respectively.  Rent expense for the three months ended June 30, 2010 and 2009 was $36,461 and $50,883, respectively.

Contractual obligations

Set forth below is information concerning our known contractual obligations as of June 30, 2010 that are fixed and determinable by year.

					After
	Total	2010	2011	2012	2012
Debt obligations*	$1,000,000	$375,000	$500,000	$125,000	$-
Other debt obligations	547,017	547,017	-	-	-
Event acquisition liabilities	483,718	483,718	-	-	-
Legal Judgments	90,732	90,732	-	-	-
Rent obligations	132,641	63,437	69,204	-	-
Total	$2,254,108	$1,559,904	$569,204	$125,000	$-

*
Debt incurred in connection with acquisition of Stratus.  Repayment is triggered by first funding of at least $3,000,000.  For purposes of this schedule such funding is assumed to occur by September 30, 2010

Employment Agreements

The Company has an Employment Agreement (“Agreement”), dated January 1, 2007, with its President and Chief Executive Officer, which requires the Company to offer a non-qualified stock option to purchase 10% of the fully diluted shares of the Company’s capital stock issued and outstanding on January 1, 2007, the effective date of the Agreement.  The stock option has a term of five years at an exercise price of $1.79 per share for 4,862,894 shares and vested immediately on the date of the agreement. This stock option is subject to a customary anti-dilution provision with respect to any stock splits, mergers, reorganizations and other such events. The length of this Agreement is five years from the effective date unless the employment is terminated for another cause. During the duration of this Agreement, the Chief Executive Officer is entitled to an annual salary of $240,000 and a bonus of $250,000 in the event a Valuing Event causes the Company to be valued in excess of $100,000,000 and an additional bonus of $500,000 in the event a Valuing Event causes the Company to be valued in excess of $500,000,000. For the nine months ended September 30, 2009 and the year ended December 31, 2008, no bonuses have been paid by the Company in relation to this Agreement.  Pursuant to a written modification of this agreement on October 30, 2009, the President agreed the Valuing Event could only occur after September 30, 2010 and waived any right to claim a bonus related to a Valuing Event prior to September 30, 2010.

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

A summary of results by segment is as follows:

	Amounts in $000
	As of/for the Six Months ended June 30, 2010				As of /for the Six Months ended June 30, 2009
	Stratus				Stratus
	Credit Card	Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$-	$-	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-	-	-
Gross margin	-	-	-	-	-	-	-	-
Deprec. & Amort	23	-	-	23	23	-	-	23
Segment loss	(23)	-	-	(23)	(23)	-	-	(23)
Operating expenses	130	-	2,863	2,993	-	-	1,088	1,088
Other expenses	-	-	558	558	-	-	7	7
Net loss	$(153)	$-	$(3,421)	$(3,574)	$(23)	$-	$(1,095)	$(1,118)

Assets	$1,777	$2,224	$2,034	$6,035	$1,949	$3,269	$345	$5,563
Liabilities	$1,000	$484	$2,904	$4,388	$1,113	$914	$3,057	$5,084

20.     ProElite, Inc.

Effective October 21, 2009, the Company entered into a Strategic Investment Agreement (“SIA”) with ProElite, Inc. (“PEI”) pursuant to which PEI agreed to sell to the Company, and the Company agreed to purchase from PEI, shares of PEI’s Series A Preferred Stock (the “Preferred Shares”).  The Preferred Shares are convertible into Common Stock of PEI.  The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares.  The purchase price of the Preferred Shares is $2,000,000 which will be used by PEI for payment of outstanding liabilities of PEI, general working capital and other corporate purposes and repayment of all amounts due under a note of PEI with respect to advances made to PEI by the Company of $100,000.  Closing of the purchase of the Preferred Shares is subject to certain conditions.  Upon closing, all of the current directors of PEI will resign and the board of directors of PEI will consist of two designees of the Company and one designee of PEI.  Paul Feller, the Company’s Chief Executive Officer, will become PEI’s Chief Executive Officer.  Certain present and former key PEI executives will continue with PEI.

On February 4, 2010, the Company entered into an Amendment to the SIA (the “Amendment”), dated as of January 26, 2010, with PEI pursuant to which the parties amended the terms of the SIA entered into between PEI and the Company dated October 21, 2009.  The Amendment (i) provides for certain interim funding by the Company to PEI prior to the closing, and contains representations regarding the Company’s ability to provide all funds necessary to perform its obligations under the SIA and the Amendment, (ii) extends the outside date for the Closing to March 31, 2010, (iii) conditionally provides for changes in the board and management of PEI, subject to the Company’s timely compliance with delivery of specified payments to PEI and third parties (the “Management Change”), (iv) credits against the Purchase Price certain expenses and amounts already loaned by the Company, (v) provides for the convertibility of amounts previously loaned into Preferred Stock of PEI on a pro-rata basis, (v) provides that all of the conditions to closing in Section 6.1 of the Agreement, have been satisfied to date and that, notwithstanding such conditions (other than the condition regarding legal compliance and certain ministerial conditions), the Company is unconditionally obligated to consummate the purchase and other transactions contemplated by the SIA and the Amendment and pay the full Purchase Price (applying such credits as provided in the Amendment), (vi) provides for a guarantee of certain obligations of the Company, (vii) provides for an enforcement mechanism independent of the newly appointed board and management until the Closing and (viii) provides for application of certain post-closing covenants to the interim period.

On March 30, 2010, the Company entered into Amendment number 2 to the SIA, which provided for an extension of the closing date to May 14, 2010 under the terms and conditions of the SIA and the previous Amendment, and required the Company to continue to fund the operations of PEI and the auditors of PEI. On May 12, 2010, the Company entered into Amendment number 3 to the SIA, which extended the closing date to June 30, 2010 under the terms and conditions of the SIA and the previous amendments, and required the Company to continue to fund the operations of PEI and all parties associated with the audit of PEI.  On June 29, 2010, the Company entered into Amendment number 4 to the SIA, which extended the closing date to July 31, 2010 under the terms and conditions of the SIA and the previous amendments (see footnote 21 “Subsequent events”).

21.     Subsequent events

On July 30, 2010, the Company entered into Amendment number 5 to the SIA, which extended the closing date to October 31, 2010 under the terms and conditions of the SIA and the prior amendments and required the Company to make a defined payment to legal counsel for PEI.

On July 26, 2010, the Company entered into a subscription agreement with an outside investor who agreed to provide the Company with $1,000,000 for 2,000,000 shares of common stock and 1,000,000 five-year warrants to purchase a share of common stock for $1.00.  $500,000 was funded upon the execution of the agreement and per the terms of the subscription agreement, the second $500,000 will be funded on September 2, 2010.

As noted in footnote 4 above, In February 2006, a former employee filed an action against Pro Sports and Mr. Feller in Los Angeles County Superior Court, alleging breach of employment contract. In October 2006, the court entered a default judgment against the defendants.   In September 2007, Pro Sports and Mr. Feller filed a motion to set aside the default judgment, which was granted in March 2008.   In May 2008, plaintiff filed an appeal of the order setting aside the default judgment. In June 2009, the court of appeal affirmed the order setting aside the default judgment, and trial in this matter was set for July 2010.  Additionally, in September 2009, the plaintiff amended the complaint to add the Company as a defendant.  The jury trial concluded on July 28, 2010 with the jury finding in favor of the Company, Pro Sports, and Mr. Feller on all counts, except two counts as against Pro Sports only, requiring payment by Pro Sports to plaintiff of $20,510.  The Company, Pro Sports, and Mr. Feller will be taking action against the plaintiff to collect reimbursement for legal fees that were incurred from defending the action.

On July 20, 2010, the Company was served with a summons by a shareholder in the Superior Court of California, Santa Barbara County alleging breach of fiduciary duty, breach of covenant of good faith and fair dealing and conversion.   The summons is seeking a jury trial for declaratory relief of not less than $600,000 and injunctive relief.  The Company has filed a petition to have the issue settled with arbitration per the terms of the subscription agreement for the sales purchased by this shareholder.  The Company believes that these claims are without merit and intends to file a counter claim against this shareholder.

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

Description of Business

Overview

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated August 20, 2007 by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”).

In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”).  PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, PSEI acquired the business of Stratus Rewards, LLC (“Stratus Rewards”) in August 2005.  Stratus Rewards is a credit card rewards program that uses the Visa card platform that offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.  In May 2010, the Company entered into an agreement with a private bank in Switzerland to be the processing bank for Stratus Rewards in Europe.

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

With these core operational synergies, and subject to available capital, the Company intends to (1) operate its existing portfolio of events, (2) implement its acquisition strategy of additional live sports and entertainment events and companies, (3) create entirely new event properties on the forefront of the “experience economy” and thus tap into people’s lifestyle passions, and (4) cross-promote the Stratus Rewards Visa card with these events to enhance the results of the card and event businesses.

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

Interest Expense

Our interest expense results from loans payable to shareholders, current portion of notes payable-related parties and notes payable.

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three or six months ended June 30, 2010, as they are antidilutive to loss per share.  Losses per share for the three or six months ended June 30, 2010 do not include the potential impact of options to purchase 8,709,852 shares of the Company's common stock, warrants to purchase 914,040 shares, or of warrants to purchase $36,250 of the Company's common stock, with the number of shares issuable under this warrant to be determined by the Company's first financing round following its reverse merger on March 14, 2008.

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

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $4,001,738.

The Company believes that Core Tour and Maui Music Festival are most at risk for additional impairment charges in the future because the fair value for each event is less than 200% of its book value for such events.

Results of Operations for the Three Months Ended June, 2010

Revenues

Revenues for the three months ended June 30, 2010 (“Current Period”) were $0, which was the same for the three months ended June 30, 2009 (“Prior Period”).  There were no event revenues in the Current Period or the Prior Period.  Stratus card revenues were $0 in the Current Period and $0 in the Prior Period.

Gross Profit

There were no cost of revenues in either the Current Period or the Prior Period, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $0.

Operating Expenses

Overall operating expenses for the Current Period were $1,820,026, an increase of $1,089,388, or 149%, from $730,638 in the Prior Period.  This $1,089,388 increase in operating expenses was primarily comprised of increases of $411,817 in general and administrative expenses, $501,975 in warrant expense and fair value charge for stock sales and, and $175,336 in legal and professional services.

General and administrative expenses of $641,888 increased by $411,817, or 180%, from $230,071 in the Prior Period.  This increase was related to higher levels of staffing and business development activity in the Current Period, specifically an increase of $210,234 for salaries, payroll taxes and medical insurance, along with travel and event expenses of $129,738 to promote the Company’s Stratus Rewards card program.

The total warrant expense and fair value charge for stock sales was $806,886 in the Current Period, an increase of $501,975 from $304,911 in the prior period.

The fair value charge for stock issuance was $5,501 in the Current Period, a decrease of $166,536 from $172,037 in the Prior Period.  This decrease was related to the issuance of 0 shares in the Current Period for cash, versus the issuance of 564,949 shares in the Prior period at various discounts to prevailing market prices.

Stock option and warrant expense was $801,385 in the Current Period, an increase of $668,512 from $132,873 in the prior period.  This increase was primarily related to the Black Scholes expense of warrants in the current period issued in connection with financings and options issued to employees in the Current Period.

Legal and professional services were $359,249 in the Current Period, an increase of $175,606, or 96%, versus $183,643 in the Prior Period, largely related to $68,319 in increased consulting related to business development in Europe, and $111,246 in litigation expenses related to a legal action described in footnotes 4 and 21 above.  Depreciation and amortization remained relatively constant with $12,003 in the Current Period, compared with $11,743 in the Prior Period.

Other (Income)/Expenses

Other (income)/expenses decreased by $49,417 to $0 in the Current Period, compared to $49,417 in the Prior Period, which was related to the Prior Period including a $11,461 gain from reducing the Redemption Fund Reserve and a net gain of $37,956 for settling amounts owed to a vendor below the face value of the amounts owed.

Interest Expense

Interest expense was $17,875 in the Current Period, a decrease of $10,707, or 38%, from $28,582 in the Prior Period, primarily related to the use of common stock to reduce interest-bearing debt to an officer of the Company on December 31, 2009 and repayments of debt during the quarter.

Results of Operations for the Six Months Ended June, 2010

Revenues

Revenues for the six months ended June 30, 2010 (“Current Period”) were $0, which was the same for the six months ended June 30, 2009 (“Prior Period”).  There were no event revenues in the Current Period or the Prior Period.  Stratus card revenues were $0 in the Current Period and $0 in the Prior Period.

Gross Profit

There were no cost of revenues in either the Current Period or the Prior Period, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $0.

Operating Expenses

Operating expenses for the Current Period were $3,016,144, an increase of $1,904,565, or 171%, from $1,111,579 in the Prior Period.  This $1,904,565 increase in operating expenses was primarily comprised of increases of $508,604 in general and administrative expenses, $1,039,092 in warrant expense and fair value charge for stock sales and $365,469 in legal and professional services.

General and administrative expenses of $947,008 increased by $508,604, or 116%, from $438,404 in the Prior Period.  This increase was related to higher levels of staffing and business development activity in the Current Period, specifically an increase of $343,546 for salaries, payroll taxes and medical insurance, along with travel and event expenses of $129,738 to promote the Company’s Stratus Rewards card program.

The total warrant expense and fair value charge for stock sales was $1,455,437 in the Current Period, an increase of $1,039,092 from $416,345 in the prior period.

The fair value charge for stock issuance was $13,851 in the Current Period, a decrease of $260,044 from $274,295 in the Prior Period.  This decrease was related to the issuance of 1,374,230 shares in the Current Period for cash at discounts to prevailing market prices, versus the issuance of 710,529 shares in the Prior period at various discounts to prevailing market prices.

Stock option and warrant expense was $1,441,586 in the Current Period, an increase of $1,299,536 from $142,050 in the prior period.  This increase was primarily related to the Black Scholes expense of warrants in the current period issued in connection with financings and options issued to employees in the Current Period.

Legal and professional services were $589,813 in the Current Period, an increase of $356,199, or 153%, versus $233,344 in the Prior Period, largely related to $122,960 in increased consulting related to business development in Europe, increased legal expenses of $44,915 related to acquisition activity, and $149,135 in litigation expenses related to a legal action described in footnotes 4 and 21 above.  Depreciation and amortization remained relatively constant with $23,886 in the Current Period, compared with $23,486 in the Prior Period.

Other Income/Expenses

Other income/expenses decreased by $574,795 from net other income of $49,417 in the prior period to net other expense of $525,378 in the Current Period.  The Prior Period included net income of $49,417 related to a $11,461 gain from reducing the Redemption Fund Reserve and a net gain of $37,956 for settling amounts owed to a vendor below the face value of the amounts owed.  The expense in the current period reflects expense for the issuance of 477,616 shares of common stock to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

Interest Expense

Interest expense was $32,622 in the Current Period, a decrease of $23,420, or 42%, from $56,042 in the Prior Period, primarily related to the use of common stock to reduce interest-bearing debt to an officer of the Company on December 31, 2009 and repayments of debt during this period.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2009 and contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

During 2009, the Company raised $1,294,000 through the issuance of 1,100,707 shares of common stock.  During the six months ended June 30, 2010, the Company raised $1,330,000 through issuance of common stock and warrants and $340,960 through issuance of Series C 10% Preferred Stock.  In the six months ended June 30, 2009, the Company raised $742,500 through the issuance of common stock.

The Company is actively pursuing equity capital of $10 million to $20 million or more.  The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses.  Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

At June 30, 2010, our principal sources of liquidity consist of increases in accounts payable and accrued expenses, and the issuance of equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our services. At June 30, 2010, our cash and cash equivalents were $58,291 and we had negative working capital of $2,864,879.  At June 30, 2010, we had $1,608,076 in debt obligations (comprised of in $401,059 loans to officers and a director, $1,090,000 of notes payable to related parties and $117,017 in notes payable), all of which are due upon demand, and $215,000 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Operating activities	$(848,221)	$(514,078)
Investing activities	(575,722)	-
Financing activities	1,482,234	713,489
Total	$58,291	$199,411

Operating Activities

Operating cash flows for the six months ended June 30, 2010 reflects the net loss of $3,574,144, offset by changes in working capital of $524,140, depreciation and amortization of $23,886, non-cash expenses of $1,455,437 for the excess of fair value of common stock sales over the consideration received and Black-Scholes cost of warrant issuance, $197,082 of the value of stock issued for services and $525,378 value of stock issued to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

Operating cash flows for the six months ended June 30, 2009 reflects the net loss of $1,118,204, offset by changes in working capital of $164,295, depreciation and amortization of $23,486, non-cash expenses of $416,345 for the excess of fair value of common stock sales over the consideration received and Black-Scholes cost of warrant issuance.

Investing Activities

We advanced $572,854 in cash to ProElite, Inc. during the six months ended June 30, 2010 for operating expenses and used $2,868 for capital expenditures during this period.  We did not use cash for investing activities during the six months ended June 30, 2009.

Financing Activities

During the six months ended June 30, 2010, we received cash proceeds of $1,330,000 from sales of common stock and warrants and $340,960 from sales of Preferred stock, and used $8,260 to cover an overdraft from December 31, 2009, $155,466 to partially repay loans from officers and a director and $25,000 to partially repay notes payable.

During the three months ended June 30, 2009, we received cash proceeds of $742,500 from sales of common stock and $50,023 from release of cash from restricted cash, and used $26,534 to partially repay loans to officers and a director and $52,500 to partially repay notes payable.

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

Our Chief Executive Officer and Acting Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2010 the Company raised $340,960 through the issuance of 124,990 shares of Series C 10% Preferred Stock.  No commissions were paid on these sales.

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

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Acting Principal Financial Officer

Date:	August 23, 2010