Form 10-Q/A
period 2010-03-31
Stratus Media Group, Inc
filed 2010-09-01
CIK 1053691

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

STRATUS MEDIA GROUP, INC.
FORM 10-Q/A Amendment No. 1
MARCH 31, 2010
(Unaudited)

INDEX

WHY THIS AMENDMENT IS BEING FILED

This Quarterly Report on Form 10 Q/A Amendment No. 1 is being filed solely to reclassify $2,190,014 in Black Scholes warrant expense and fair value expense related to warrants and stock issued for financings, from an operating expense on the income statement to additional paid-in capital on the balance sheet, with an offset by the same amount in the accumulated deficit on the balance sheet.

Except with respect to such restatement, this amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10Q or modify or update those disclosures affected by subsequent events.

		Page

Part I – Financial Information

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Part II – Other Information

Item 6.	Exhibits	26

Signatures

Certifications

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$465,472	$-
Deposits and prepaid expenses	50,000	4,333
Total current assets	515,472	4,333

Deposits	40,494	40,494
Property and equipment, net	1,268	1,798
Intangible assets, net	2,939,746	2,951,098
Goodwill	1,073,345	1,073,345
Acquisition deposit	925,138	212,000
Total assets	$5,495,463	$4,283,068

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank overdraft	$-	$8,260
Accounts payable	352,969	384,951
Deferred salary	113,125	37,500
Accrued interest	255,501	242,284
Accrued expenses - legal judgments	90,732	95,732
Other accrued expenses and other liabilities	1,123,532	990,011
Loans payable to officers and a director	478,313	315,000
Current portion of notes payable - related parties	465,000	465,000
Notes payable	117,017	142,017
Event acquisition liabilities	483,718	483,718
Total current liabilities	3,479,907	3,164,473

Non-current liabilities
Non-current portion of notes payable - related parties	625,000	625,000

Total liabilities	4,104,907	3,789,473

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.01 par value: 5,000,000 shares authorized	-	-
0 and 0 shares issued and outstanding
Common stock, $0.001 par value: 200,000,000 shares authorized	60,532	58,615
60,532,099 and 58,613,793 shares issued and
outstanding, respectively
Additional paid-in capital	21,140,048	18,508,762
Accumulated deficit	(19,810,024)	(18,073,782)
Total shareholders' equity	1,390,556	493,595
Total liabilities and shareholders' equity	$5,495,463	$4,283,068

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Net revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
General and administrative	305,120	208,063
Warrant expense and fair value
charge for stock sales	648,551	111,434
Legal and professional services	230,564	49,701
Depreciation and amortization	11,883	11,743
Total operating expenses	1,196,118	380,941

Loss from operations	(1,196,118)	(380,941)

Other expenses
Other expense	525,378	-
Interest expense	14,747	27,460
Total other expenses	540,125	27,460

Net loss	$(1,736,243)	$(408,401)

Basic and diluted loss per share	$(0.03)	$(0.01)

Basic and diluted weighted-
average common shares	59,086,939	57,249,712

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,736,243)	$(408,401)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	11,883	11,743
Expense for value of stock issued in excess
of value received and for warrant expense	648,551	111,434
Stock issued for services	54,275	-
Stock issued to settle legal dispute	525,378	-
Increase / (decrease) in:
Deposits and prepaid expenses	(50,000)	-
Accounts payable	(31,982)	34,013
Deferred salary	75,625	60,000
Accrued interest	13,217	27,695
Accrued expenses - legal judgment	(5,000)	-
Other accrued expenses and other liabilities	137,853	63,289
Net cash used in operating activities	(356,443)	(100,227)

Cash flows from investing activities:
Advances to acquisition target	(406,613)	-
Net cash used in investing activities	(406,613)	-

Cash flows from financing activities:
Bank overdraft	(8,260)	-
Payments on loans payable to officers and a director	(68,212)	(32,361)
Payments on notes payable	(25,000)	-
Proceeds from issuance of common stock for cash	1,330,000	132,000
Net cash provided by financing activities	1,228,528	99,639

Net change in cash and cash equivalents	465,472	(588)

Cash and cash equivalents, beginning of period	-	800

Cash and cash equivalents, end of period	$465,472	$212

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

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

2.    Restatement

This Quarterly Report on Form 10 Q/A Amendment No. 1 is being filed solely to reclassify $2,190,014 in Black Scholes warrant expense and fair value expense related to warrants and stock issued for financings, from an operating expense on the income statement to additional paid-in capital on the balance sheet, with an offset by the same amount in the accumulated deficit on the balance sheet.

Except with respect to such restatement, this amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10Q or modify or update those disclosures affected by subsequent events.

The following sets forth the numbers in this Report on Form 10-Q Amendment No. 1 that have changed from the original filing done on May 24, 2009:

	As Filed	Adjustment	As Restated

As of March 31, 2010
Additional paid-in capital	$23,330,062	$(2,190,014)	$21,140,048
Accumulated deficit	(22,000,038)	2,190,014	(19,810,024)

For the three months ended March 31, 2010
Warrant expense and fair value charge for stock sales	2,838,565	(2,190,014)	648,551
Total operating expenses	3,386,132	(2,190,014)	1,196,118
Loss from operations	(3,386,132)	2,190,014	(1,196,118)
Net Loss	(3,926,257)	2,190,014	(1,736,243)

3.    Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations.  The Company had net losses for 2009 and 2008 of $3,401,098 and $2,093,267, respectively, and a net loss of $1,736,243 for the three months ended March 31, 2010.  As of March 31, 2010, the Company had negative working capital of $2,964,435 and cumulative losses of $19,810,024.  Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the twelve months ended December 31, 2009, the Company raised $1,294,000 in capital through issuance of common stock and warrants and in the three months ended March 31, 2010, the Company raised $1,330,000 through issuance of common stock and warrants.  The Company is actively seeking additional capital to establish operations, restart the card and event businesses and complete and integrate targeted acquisitions.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

4.    Basis of Presentation and Significant Accounting Policies

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

5.    Litigation

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

6.    Acquisition of Stratus Rewards

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

7.    Property and Equipment

Property and equipment were as follows:

	March 31,	December 31,
	2010	2009
Computers and peripherals	$52,873	$52,873
Office Machines	11,058	11,058
Furniture and fixtures	56,468	56,468
	120,399	120,399
Less accumulated depreciation	(119,131)	(118,601)
Total Assets	$1,268	$1,798

For the three months ended March 31, 2010 and 2009, depreciation expense was $530 and $390, respectively

8.    Goodwill and intangible assets

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

9.    Deferred Salary

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

10.    Accrued expenses – legal judgments

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

11.  Accrued liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2010	2009

Professional fees	$213,207	$163,207
Travel expenses	202,436	202,436
Consultant fees	202,149	194,482
Payroll tax liabilities	380,490	348,638
Other	125,250	81,248
Total accrued liabilities	$1,123,532	$990,011

12.  Loans payable to officers and a director

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

13.  Notes payable to related parties

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

14.  Notes payable

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

15.  Event acquisition liabilities

The Event acquisition liabilities refer to the amount the Company owes to the principals of the Core Tour pursuant to a legal judgment in their favor for this amount.

16.  Other income

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

The following table sets forth the activity of our stock options to purchase common stock.  This presentation includes warrants to purchase 1,450,000 shares held by members of our board of directors as of March 31, 2010 and 1,350,000 shares held by members of our board of directors as of December 31, 2009, that were previously presented as part of the warrants section of this footnote.  This change was made since warrants for directors are accounted for in the same manner as options to employees under ASC 505 (FAS 123R), and the Company therefore believes that it is preferable to present pools of options and warrants with identical accounting treatment within each pool.

	Options Outstanding				Options Exercisable
Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Options	Range of	Life in	Exercise	Options	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Price
As of December 31, 2009	7,059,852	$0.14 - $2.00	2.7	$0.43	6,122,352	$0.24
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Granted	1,300,000	$2.00	4.9	$2.00	396,000	2.00
As of March 31, 2010	8,359,852	$0.14 - $2.00	2.8	$0.67	6,518,352	$0.38

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

The following table sets forth the activity of our stock warrants to purchase common stock.  This presentation does not include warrants to purchase 1,350,000 shares held by members of our board of directors that were previously presented as part of the warrants section of this footnote, but have been moved to the options section above.  This change was made since warrants for directors are accounted for in the same manner as options to employees under ASC 505 (FAS 123R), and the Company therefore believes that it is preferable to present pools of options and warrants with identical accounting treatment within each pool.
	Warrants Outstanding				Warrants Exercisable
Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Warrants	Range of	Life in	Exercise	Warrants	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Price
As of December 31, 2009	64,050	$2.00	4.3	$2.00	64,050	$2.00
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Granted	625,000	$1.65	4.9	1.65	641,667	1.65
As of March 31, 2010	689,050	$1.65 - $2.00	4.7	$1.68	705,717	$1.68

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

A summary of results by segment is as follows:

	Amounts in $000
	As of/for the Three Months ended March 31, 2010				As of /for the Three Months ended March 31, 2009
	Stratus				Stratus
	Credit Card	Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$-	$-	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-	-	-
Gross margin	-	-	-	-	-	-	-	-
Deprec. & Amort	12	-	-	12	12	-	-	12
Segment profit	(12)	-	-	(12)	(12)	-	-	(12)
Operating expenses	-	-	1,184	1,184	-	-	369	369
Other expenses	-	-	540	540	-	-	27	27
Net income	$(12)	$-	$(1,724)	$(1,736)	$(12)	$-	$(396)	$(408)

Assets	$1,789	$2,224	$1,482	$5,495	$1,997	$3,269	$84	$5,350
Liabilities	$1,000	$484	$2,620	$4,104	$1,124	$914	$3,038	$5,076

21.  ProElite, Inc.

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

22.  Subsequent events

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

Operating Expenses

Overall operating expenses for the Current Period were $1,196,118, an increase of $815,177, or 214%, from $380,941 in the Prior Period.  This $815,177 increase in operating expenses was primarily comprised of increases of $97,057 in general and administrative expenses, $537,117 in warrant expense and fair value charge for stock sales and $180,863 in legal and professional services.

General and administrative expenses of $305,120 increased by $97,057, or 47%, from $208,063 in the Prior Period.  This increase was related to higher levels of staffing and business development activity in the Current Period, specifically an increase of $128,295 for salaries and payroll taxes, offset by reduced rent of $28,110 related to reduced rent in Santa Barbara versus West Hollywood.

The warrant expense and fair value charge for stock sales was $648,551 in the Current Period, an increase of $537,117 from $111,434 in the Prior Period.  This increase was primarily related to the vesting in the Current Period of 396,000 shares of options to purchase common stock at $2.00 per share that were issued to an officer of the Company in connection with his employment contract.

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

At March 31, 2010, our principal sources of liquidity consist of increases in accounts payable and accrued expenses, and the issuance of equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our products. At March 31, 2010, our cash and cash equivalents were $465,472 but we had negative working capital of $2,964,435 and a substantial portion of the cash on hand as of March 31, 2010 has since been used for working capital.  At March 31, 2010, we had $1,685,330 in debt obligations (comprised of in $478,313 loans to officers and a director, $1,090,000 of notes payable to related parties and $117,017 in notes payable), all of which are due upon demand, and $215,000 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows as of the dates indicated:

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Operating activities	$(356,443)	$(100,227)
Investing activities	(406,613)	-
Financing activities	1,228,528	99,639
Total change	$465,472	$(588)

Operating Activities

Operating cash flows for the three months ended March 31, 2010 reflects the net loss of $1,736,243, offset by changes in working capital of $139,713 depreciation and amortization of $11,883, non-cash expenses of $648,551 for the excess of fair value of common stock sales over the consideration received and Black-Scholes cost of warrant issuance, $54,275 of the value of stock issued for services and $525,378 value of stock issued to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

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

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Acting Principal Financial Officer

Date:	September 1, 2010