Form 10-Q
period 2010-09-30
Stratus Media Group, Inc
filed 2010-11-17
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of shares of common stock outstanding at November 15, 2010 was 63,562,623 shares.

STRATUS MEDIA GROUP, INC.
FORM 10-Q
SEPTEMBER 30, 2010 (unaudited) and December 31, 2009

PART I — FINANCIAL INFORMATION ITEM I — FINANCIAL STATEMENTS
STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$13,023	$-
Prepaid expenses	788,053	4,333
Total current assets	801,076	4,333

Deposits	40,494	40,494
Property and equipment, net	9,889	1,798
Intangible assets, net	2,917,040	2,951,098
Goodwill	1,073,345	1,073,345
Acquisition deposit	1,335,529	212,000
Total assets	$6,177,373	$4,283,068

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank overdraft	$-	$8,260
Accounts payable	633,499	384,951
Deferred salary	270,625	37,500
Accrued interest	288,232	242,284
Accrued expenses - legal judgments	90,732	95,732
Other accrued expenses and other liabilities	1,169,253	859,387
Loans payable to officers and a director	446,746	445,624
Current portion of notes payable to shareholders	465,000	465,000
Notes payable	117,017	142,017
Event acquisition liabilities	483,718	483,718
Total current liabilities	3,964,822	3,164,473

Non-current liabilities
Non-current portion of notes payable to shareholders	625,000	625,000

Total liabilities	4,589,822	3,789,473

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.01 par value: 4,000,000 shares authorized	-	-
0 and 0 shares issued and outstanding
Series C 10% Preferred Stock, $30.00 par value: 1,000,000	314,015	-
shares authorized,12,499 and 0 shares outstanding
Common stock, $0.001 par value: 200,000,000 shares authorized	63,463	58,615
63,462,623 and 58,613,793 shares issued and outstanding
Additional paid-in capital	24,690,719	18,508,762
Accumulated deficit	(23,480,646)	(18,073,782)
Total shareholders' equity	1,587,551	493,595
Total liabilities and shareholders' equity	$6,177,373	$4,283,068

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
General and administrative	510,832	273,506	1,457,840	834,600
Stock-based compensation	635,201	109,865	2,090,638	526,210
Legal and professional services	484,402	172,619	1,074,215	283,273
Depreciation and amortization	12,850	11,836	36,736	35,322
Total operating expenses	1,643,285	567,826	4,659,429	1,679,405

Loss from operations	(1,643,285)	(567,826)	(4,659,429)	(1,679,405)

Other (income)/expenses
Other (income)/expenses	168,084	3,182	693,462	(46,235)
Interest expense	21,352	27,035	53,974	83,077
Total other expenses	189,436	30,217	747,436	36,842

Net loss	$(1,832,721)	$(598,043)	$(5,406,865)	$(1,716,247)

Basic and diluted loss
per share	$(0.03)	$(0.01)	$(0.09)	$(0.03)

Basic and diluted weighted-
average common shares	62,522,001	57,751,337	60,804,035	57,634,582

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(5,406,865)	$(1,716,247)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	36,736	35,322
Stock-based compensation	2,090,638	526,210
Stock issued for services	225,832	-
Stock issued to settle legal dispute	704,481	-
Increase / (decrease) in:
Deposits and prepaid expenses	(58,000)	(44,559)
Accounts payable	248,548	(5,961)
Deferred salary	233,125	180,000
Accrued interest	45,948	80,029
Legal judgment	(5,000)	-
Other accrued expenses and liabilities	294,424	150,497
Redemption fund reserve	-	(11,461)
Net cash used in operating activities	(1,590,133)	(806,170)

Cash flows from investing activities:
Capital expenditures	(2,868)	(1,122)
Advances to acquisition targets	(712,794)	-
Net cash used in investing activities	(715,662)	(1,122)

Cash flows from financing activities:
Bank overdraft	(8,260)	42,354
Transfer from restricted to operating cash	-	50,023
Payments on loans payable to officers and a director	(221,937)	(8,885)
Payments on notes payable	(25,000)	(72,500)
Proceeds from issuance of preferred stock	314,015	-
Proceeds from issuance of common stock	2,260,000	795,500
Net cash provided by financing activities	2,318,818	806,492

Increase/(Decrease) in cash and cash equivalents	13,023	(800)

Cash and cash equivalents, beginning of period	-	800

Cash and cash equivalents, end of period	$13,023	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) and DECEMBER 31, 2009

1.	Business

Business

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 49,500,000 shares of its common stock for all of the issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”).  In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”).

PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets.  PSEI acquired the business of Stratus Rewards, LLC (“Stratus Rewards”) in August 2005 and Stratus Rewards is a wholly-owned subsidiary of PSEI.  Stratus Rewards is a credit card rewards program that uses the Visa card platform that offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.   In May 2010, the Company entered into an agreement with a private bank in Switzerland for it to be the processing bank for Stratus Rewards in Europe.

2.    Going concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations. The Company is actively seeking additional capital to grow operations, implement the Stratus Rewards card for the European Market and event businesses and complete and integrate targeted acquisitions. The financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net losses for 2009 and 2008 of $3,401,098 and $2,093,267, respectively, and a net loss of $5,406,865 for the nine months ended September 30, 2010. As of September 30, 2010, the Company had negative working capital of $3,163,746 and cumulative losses of $23,480,646. These conditions indicate the Company may not be able to continue as a going concern.  In the year ended December 31, 2009, the Company raised $1,294,000 in capital through issuance of common stock and warrants and in the nine months ended September 30, 2010, the Company raised $2,260,000 through issuance of common stock and warrants and $340,960 through issuance of Series C 10% Preferred Stock.

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

Use of Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may differ from such estimates and assumptions.

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

Stratus Rewards Visa White Card

Stratus Rewards, the Company’s affiliate redemption credit card rewards program, is structured to generate revenues from transaction fees generated by member purchases using the card and membership fees. Revenue is recognized when transaction fees are received and membership fees are amortized and recognized ratably over the twelve-month membership period from the time of receipt.

Cash Equivalents

We consider all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivables, accounts payable, loans payable, notes payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 5 years
Furniture and fixtures	5 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements

 Goodwill and Intangible Assets

Intangible assets consist of goodwill related to certain events and the Stratus Rewards Visa White Card that we have acquired. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, codified in FASB ASC Topic 350, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company purchased several events that are recorded on the Company’s balance sheet as intangible assets with a value equal to the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

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

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk, small companies in general and factors specific to the Company and the business.

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $3,990,385.

The Company believes that Core Tour and Maui Music Festival are most at risk for future impairment charges because the fair value for each event is less than 200% of its book value for such events.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for 2009 or the nine months ended September 30, 2010.

Capitalized Software Costs

We did not capitalize any software development costs during 2009 or the nine months ended September 30, 2010. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

Valuation of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, codified in FASB ASC Topic 360, which requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share, codified in FASB ASC Topics 260.  Basic per share data is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing loss available to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

The effect of common stock equivalents (which include outstanding preferred stock, warrants and stock options) are not included for the three or nine months ended September 30, 2010 or 2009, as they are antidilutive to loss per share.

Stock-Based Compensation

We follow SFAS No. 123R, Share Based Payment (SFAS No. 123R), codified in FASB ASC Topic 718, using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

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

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," codified in FASB ASC Topics 740-10 and 740-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the  financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

4.     Litigation

In connection with a settlement agreement in May 2005, a judgment was entered in the Superior Court of the County of Los Angeles against PSEI for the previous owners of the “Core Tour” event of $482,126 plus interest.  The dispute arose out of the PSEI’s purchase of the “Core Tour” event from the plaintiffs.  As of December 31, 2008, the Company recorded the $482,126 judgment.  On July 31, 2008, PSEI, the Company and Core Tour agreed to a revised settlement whereby Stratus will retain all rights of the Core Tour events for $482,126 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.   If PSEI is not able to agree on a timetable for payment of the $482,126 and/or is not able to pay the Core Tour parties, the Core Tour parties have the right to enforce their judgment against PSEI in that amount.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.  In August 2010, PSEI, the Company and the Core Tour Parties signed an amendment to the July 31, 2008 Settlement Agreement whereby title to the Core Tour assets passed to PSEI to allow PSEI to begin marketing the Core Tour. Payment of monies due to the Core Tour Parties was scheduled to be made by August 31, 2010. On November 2, 2010, the Core Tour parties obtained a levy for the judgment of $482,126 against both PSEI and the Company.

In February 2006, a former employee filed an action against PSEI and Mr. Feller in Los Angeles Superior Court, alleging breach of employment contract. In October 2006, the court entered a default judgment against the defendants for $363,519 and PSEI recorded a charge and set up a reserve of this amount for the year ended December 31, 2006.  In September 2007, PSEI and Mr. Feller filed a motion to set aside the default judgment, which was granted in March 2008.  PSEI reversed the reserve of $363,519 during 2008.  In May 2008, the plaintiff filed an appeal of the order setting aside the default judgment. In September 2009, the court of appeals affirmed the order setting aside the default judgment, and trial in this matter was set for July 2010.  Additionally, in September 2009, the plaintiff amended the complaint to add the Company as a defendant.  The jury trial concluded on July 28, 2010 with the jury finding in favor of the Company, PSEI, and Mr. Feller on all counts, except two counts as against PSEI only, requiring payment by PSEI to plaintiff of $20,510.  The Company, PSEI, and Mr. Feller will be seeking from plaintiff attorneys’ fees incurred from defending the action.

In connection with a consulting contract related to the acquisition of an event, the consultant obtained an arbitration award, by default, against PSEI in August 2005 for $65,316 in Los Angeles County Superior Court.  In September 2005, the plaintiff filed a petition against the Company to confirm the Award against PSEI.  In January 2006, the court entered a judgment on the Award and in October 2007, PSEI filed a motion to set aside the Judgment on the basis of lack of service.  In November 2007, the court denied the motion to set aside the Judgment. PSEI recorded an expense of $65,316 in 2007 and has fully reserved this amount.

A former attorney for the Company filed an action against PSEI in Los Angeles County Superior Court seeking to collect allegedly unpaid legal fees in September 2005. Plaintiff purported to effect service on PSEI by service on the California Secretary of State, and on its President by publication. Plaintiff obtained a default judgment in July 2006 for $30,416.  In February 2008, PSEI filed a motion to set aside the default judgment, and for leave to defend the action. The motion was denied.  This amount is fully reserved on the PSEI’s financial statements, and included in the Company’s financial statements through consolidation, and pursuant to a settlement agreement, a payment of $5,000 was made in the first nine months of 2010.

On July 20, 2010, the Company was served with a summons by a shareholder in the Superior Court of California, Santa Barbara County,  alleging breach of fiduciary duty, breach of covenant of good faith and fair dealing and conversion.   The summons is seeking a jury trial for declaratory relief of not less than $600,000 and injunctive relief.  The Company has filed a petition to have the issue settled with arbitration per the terms of the subscription agreement for the sales purchased by this shareholder.  The Company believes that these claims are without merit and has filed a counterclaim against this shareholder.

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

The Stratus Purchase Agreement included the transfer to the PSEI of tangible personal property such as computers and all intellectual property, goodwill associated therewith, licenses and sublicenses.  Stratus Rewards had at least $1.4 million of computer hardware and at least $0.2 million of computer software, all of which should have been transferred to the PSEI pursuant to the Stratus Purchase Agreement.  These computer and software assets were not included in the accounting for the acquisition of Stratus Rewards by PSEI and the value of the computer hardware and software that was not received was allocated to goodwill.  The previous owner of Stratus Rewards received notice on May 15, 2006 that if he did not deliver this hardware and software within 30 days, that the amount of consideration he was entitled to would be reduced by at least the $1,000,000, if not an additional $1,000,000 in common stock issued as consideration.  The owner responded on September 2, 2006 that his former law firm owned the computer hardware and software and he did not have the authority to release these items to the Company.

As a result, the Company intends to contest the validity of the $1,000,000 note to the former owner and will seek to have it canceled.

The results of operations of the business acquired were included in the Company’s Statements of Operations from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair market values and estimated useful lives for property and equipment and an independent valuation for certain identifiable intangible assets acquired.
6.    Prepaid expenses

Prepaid expenses were as follows:

	September 30,	December 31,
	2010	2009
		(audited)
Payment of future financial advisory services with stock	$831,875	$-
Payment of event expenses for future event	69,616	-
Other	-	4,333
	901,491	4,333
Less amounts taken as expenses	(113,438)	-
Total Prepaid Expenses	$788,053	$4,333

In May 2010, the Company signed two-year contacts with two financial advisory firms to provide financial consulting, fund-raising, and investor relations services for the Company.  These two firms received a total of 500,000 shares of common stock as non-refundable compensation for their services.  The value of these shares was $831,875, based on closing market price at the time the contract were signed, and will be amortized as an expense over the two-year life of the contracts.  During the nine months ended September 30, 2010, the Company amortized $113,438 of this amount to operating expenses.  If the agreement is still in place as of January 2011 and 2012 and the Company is satisfied with the performance of these advisory firms, then they will be entitled to additional stock grants of 500,000 and 500,000 at those times.

During the 3 months ended September 30, 2010, the Company paid a total of $69,616 to vendors for the venue, marketing, advertising and permits for the Santa Barbara Concours d’Elegance automobile show that was held October 29-31, 2010.  In accordance with its accounting policy on events, all expenses related to the event are accounting for as prepaid expenses and then released to expenses when the event is held.

7.   Property and equipment

Property and equipment were as follows:

	September 30,	December 31,
	2010	2009
		(audited)
Computers and peripherals	$56,862	$52,873
Office Machines	18,958	11,058
Furniture and fixtures	56,468	56,468
	132,288	120,399
Less accumulated depreciation	(122,399)	(118,601)
Total	$9,889	$1,798

Depreciation for the nine months ended September 30, 2010 and 2009 was $2,677 and $1,263, respectively, and depreciation for the three months ended September 30, 2010 and 2009 was $1,497 and $483, respectively.

8.   Goodwill and intangible assets

Goodwill and intangible assets were as follows:

	September 30,	December 31,
	2010	2009
		(audited)
Licensing rights for events	$2,224,258	$2,224,258
Goodwill for Stratus Rewards	1,073,345	1,073,345
Identified intangible assets for Stratus Rewards	692,782	726,840
Total intangible assets and goodwill	$3,990,385	$4,024,443

Intangible assets of the Company were as follows:

	September 30,	December 31,
	2010	2009
Intangible Assets		(audited)
Events
Beverly Hills Concours	$169,957	$169,957
Santa Barbara Concours d'Elegance	243,000	243,000
Cour Tour/Action Sports Tour	1,067,069	1,067,069
Freedom Bowl	344,232	344,232
Maui Music Festival	400,000	400,000
Total - Events	2,224,258	2,224,258

Stratus Rewards
Purchased Licensed Technology, net of	167,282	193,240
accumulated amortization of $178,818 and $152,860
Corporate Partner List, net of accumulated amortization	52,200	60,300
of $55,800 and $47,700
Member List	23,300	23,300
Corporate Membership	450,000	450,000
Total - Stratus Rewards	692,782	726,840
Total Intangible Assets	$2,917,040	$2,951,098

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

The purchased licensed technology and membership list are amortized over their estimated useful life of 10 years.  For the nine months ended September 30, 2010 and 2009, amortization was $34,058 and $34,058, respectively.  For the three months ended September 30, 2010 and 2009, amortization was $11,352 and $11,352, respectively.

9.   Deferred salary

Our president has an employment contract that stipulates an annual salary of $240,000.  He has not received payments for salary since prior to 2006 and the $240,000 per year is accrued quarterly.  On December 31, 2009 and 2008, our president received shares as payment for accrued salary as of those dates (see footnote 11 for more details).  An employee of the Company is currently receiving 50% of his base salary in cash and deferring 50% until certain conditions have been met.  As of September 30, 2010 and December 31, 2009 (audited), deferred salary was $270,625 and $37,500, respectively.

10.  Legal judgments

As of September 30, 2010 (unaudited) and December 31, 2009, we had $90,732 and $95,732 reserved as Legal Judgments to accrue for a judgment of $65,316 related to amounts due under a consulting contract related to the acquisition of an event, and $30,416 related to allegedly unpaid legal bills from a former attorney for the Company.  A payment of $5,000 was made during the nine months ended September 30, 2010.  See Footnote 4 for addition information regarding these amounts.

11.  Other accrued expenses and liabilities

Accrued expenses and liabilities consisted of the following:

	September 30,	December 31,
	2010	2009
		(audited)
Professional fees	$157,575	$163,207
Travel expenses	202,436	202,436
Consultant fees	133,024	194,482
Payroll tax liabilities	462,963	348,638
Accrued rents	98,551	34,200
Accrued board of director's compensation	45,833	-
Other	68,871	47,048
Total accrued liabilities	$1,169,253	$990,011

12. Loans payable to officers and a director

The Loans Payable to Officers and a Director represent loans from the Company’s President, an officer and a member of the board of directors and amounted to the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
President and director, interest at 9.5%	$48,063	$200,000
An officer, non-interest bearing	122,158	130,624
An officer, interest at 5.0% if not repaid on timely basis	231,525	-
A director, interest at 10.0%	45,000	115,000
Total	$446,746	$445,624

These loans are unsecured, due on demand, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. Interest expense on these loans for the nine months ended September 30, 2010 and 2009 was $15,093 and $60,618, respectively.  Interest expense on these loans for the three months ended September 30, 2010 and 2009 was $3,105 and $19,479, respectively.

On December 31, 2009, the Company issued 425,836 shares of common stock to the President of the Company as payment of $900,387 for a portion of the loan due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2009.

In connection with the employment agreement for its Senior Vice President and Chief Operating Officer, the Company assumed a promissory note of $231,525 formerly owed to him by ProElite, Inc. and agreed to pay the promissory note with $121,525 payable to him upon the closing of the acquisition of ProElite by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition.  Any unpaid amounts after 180 days following the closing of the acquisition will bear interest at 5% per annum.  The promissory note for $231,525 is included in the Acquisition Deposit account in the Balance Sheet as of September 30, 2010.

In connection with the employment agreement for its Senior Vice President and Chief Financial Officer, the Company agreed to repay approximately $122,000 of past consulting fees and expenses over a 15-month period.

13.  Notes payable to shareholders

Notes Payable to Shareholders consisted of the following:

	September 30,	December 31,
	2010	2009
		(audited)
To shareholder (unsecured), dated
January 14, 2005, due May 14, 2005
The principal amount and accrued interest were payable
on May 14, 2005, plus interest at 10% per annum. This
note is currently in default.	$70,000	$70,000

To shareholder (unsecured), dated
February 1, 2005, due June 1, 2005.
The principal amount and accrued interest were payable
on June 1, 2005, plus interest at 10% per annum. This
note is currently in default.	10,000	10,000

To shareholder (unsecured), dated
February 5, 2005, due June 5, 2005.
The principal amount and accrued interest were payable
on June 5, 2005, plus interest at 10% per annum. This
note is currently in default.	10,000	10,000

To shareholder (unsecured) for purchase
of Stratus. The note is payable in eight quarterly equal
payments over a 24 month period, with the first payment
due upon completion of the first post-public merger
funding, with such funding to be at a minimum amount
of $3,000,000.	1,000,000	1,000,000
Total	1,090,000	1,090,000
Less: current portion	465,000	465,000
Long-term portion	$625,000	$625,000

These notes have no priority or subordination features, have no restrictive covenants and contain no acceleration provisions.  Per contract, the $1,000,000 note related to the purchase of Stratus Rewards bears interest at 10% per annum.  However, as noted in Footnote 5, the Company intends to vigorously pursue the cancelation of this note and therefore, the Company is not accruing interest on this note.  For the nine months ended September 30, 2010 and 2009, the Company incurred interest expense on this Notes Payable to Related Parties of $6,750 and $6,750, respectively.  For the three months ended September 30, 2010 and 2009, the Company incurred interest expense on this Notes Payable to Related Parties of $2,250 and $2,250, respectively.  The Company is disputing the $1,000,000 note for the purchase of Stratus Rewards – please see footnote 5 for more details.

14.  Notes payable

Notes Payable consisted of the following:

	September 30,	December 31,
	2010	2009
		(audited)
To a shareholder (unsecured). Payable on demand
and bears interest at 10%.	$107,017	$132,017

To non-shareholder (unsecured). Payable on demand and
does not bear interest	10,000	10,000

Total	$117,017	$142,017

These notes have no priority or subordination features, have no restrictive covenants and contain no acceleration provisions. For the nine months ended September 30, 2010 and 2009, the Company incurred interest on these Notes Payable of $5,013 and $12,420, respectively.  For the three months ended September 30, 2010 and 2009, the Company incurred interest on these Notes Payable of $2,868 and $4,106, respectively.

15.  Event acquisition liabilities

The Event acquisition liabilities refer to the amount the Company owes to the principals of the Core Tour pursuant to a legal judgment in their favor for this amount.

16.  Other (income)/expense

Other (income)/expense for the nine months ended September 30, 2010 of $693,462 primarily consisted of expense related to the issuance of 835,822 shares of common stock to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.  The expense related to this issuance was $179,103 for the three months ended September 30, 2010.

17.  Related party transactions

From prior to fiscal 2006 through September of 2009, the Company rented office space owned by its Chairman, President and Chief Executive Officer. The rent expense accrued by the Company in 2009 and 2008 was $30,000 and $48,000, respectively.  The Company believes such rents were at or below prevailing market rates and terminated the rental of this space at the end of September 2009.

During the nine months ended September 30, 2010, the Company repaid $151,937 on a loan from the Company’s President and C.E.O., leaving a balance of $48,063 due to him as of September 30, 2010.

During the nine months ended September 30, 2010, the Company repaid $70,000 on a loan with an original balance of $125,000 made on January 19, 2005 from an individual who became a director of the Company on April 30, 2009, bringing the balance owed to this director to $45,000 as of September 30, 2010.  This director accrues compensation of $50,000 per annum related to his role as Chairman of the Audit Committee, of which no amounts were paid during the nine months ended September 30, 2010.

18.  Shareholders’ deficit

Common Stock

During 2009, the Company raised $1,294,000 through the issuance of 1,100,707 shares of common stock and five-year warrants to purchase 625,000 shares at $2.00.  During the three months ended September 30, 2010 and 2009, the Company raised $1,000,000 and $53,000, respectively, through the issuance of 2,000,000 and 32,121 shares of common stock, respectively, and 1,070,000 five-year warrants to purchase common stock at $1.00 per share and 3,975 five-year warrants to purchase common stock at $2.00 per share, respectively.  During the nine months ended September 30, 2010 and 2009, the Company raised $2,260,000 and $795,500, respectively, through the issuance of 3,374,230 and 742,650 shares of common stock, respectively, and five-year warrants to purchase 1,675,000 shares of common stock at $1.00 to $1.65, and five-year warrants to purchase 64,050 shares of common stock at $2.00, respectively.

On December 31, 2009, the Company issued 425,836 shares of common stock to its President as payment of a total of $900,387 for a portion of the loan due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2009.

Series C 10% Preferred Stock

During the nine months ended September 30, 2010, the Company issued 12,499 shares of Series C 10% Preferred Stock (“Series C”) for $340,960.  No Series C shares were issued in the three months ended September 30, 2010. Each share of Series C sold for $30, can be converted at any time into 20 shares of common stock and has voting rights equal to 20 shares of common stock.  In connection with the issuance of Series C, the Company issued 124,990 warrants with a life of 5 years to purchase a share of common stock for $2.00 per share.  The Series C has liquidation preference over common stock at a liquidation value equal to its par value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31of each year that the Series C is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series C automatically convert into 20 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series C are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

Since the Series C contains an embedded conversion feature, the Company performed an analysis of the Series C under ASC 815 “Derivatives and Hedging.”  This analysis determined that the embedded conversion feature was not required to be bifurcated and accounted separately from the Series C because the economic risks and characteristics of the embedded conversion feature were clearly and closely related to the economic risks and characteristics of the host contract Series C, namely the risks of the common stock.  The value of the beneficial conversion feature was $26,945, which was charged to equity at the time of issuance and was not included in the calculation of earnings per share.  The beneficial conversion feature was calculated as the difference of the fair value of the conversion price and the intrinsic value of the preferred shares.  The Company determined that derivative accounting for the embedded conversion feature was not required pursuant to ASC 815-10-15-74 because the embedded conversion option is indexed to the company’s own stock under ASC 815-40-15 (EITF Issue 07-5); the embedded conversion option can be classified in shareholders’ equity under ASC 815-40 (EITF Issue 00-19, paragraphs 1-11)  and that Series C is classified as a conventional convertible so the embedded conversion feature can be classified in stockholders’ equity under ASC 815-40 (Issue 00-19, paragraphs 12-32).  The determination was made by the Company that the Series C is a conventional convertible because the freestanding warrant is indexed to the company’s own stock under ASC 815-40-15 (EITF Issue 07-5); the freestanding warrant is classified in shareholders’ equity under ASC 815-40 (Issue 00-19, paragraphs 1-32); and the financial instrument does not include embedded puts and/or calls or other features that require bifurcation from the host contract under ASC 815.

Stock Options

During the three months ended March 31, 2010, the Company issued options to purchase 1,300,000 shares of common stock in connection with employment agreements.  The Black Scholes value of these options was $1,754,510, which is being amortized over the respective vesting periods.  These options have a strike price of $2.00 to $3.50 per share and a five-year life.  The following assumptions were used for the Black Scholes calculations to determine these expenses:

Range of estimated fair value of underlying common stock	$1.00 - $2.54
Remaining life	5.0
Range of risk-free interest rates	1.18% - 2.51%
Range of expected volatilities	89% - 106%
Dividend yield	-

The following table sets forth the activity of our stock options to purchase common stock.  This presentation includes warrants to purchase 1,450,000 shares held by members of our board of directors as of September 30, 2010 and 1,350,000 shares held by members of our board of directors as of December 31, 2009, that were previously presented as part of the warrants section of this footnote.  This change was made since warrants for directors are accounted for in the same manner as options to employees under ASC 505 (FAS 123R), and the Company therefore believes that it is preferable to present pools of options and warrants with identical accounting treatment within each pool.  The opening balances as of December 31, 2009 have been restated to conform to this revised presentation.

	Options Outstanding				Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
			Remaining	Average		Remaining	Average
	Options	Range of	Life in	Exercise	Options	Life in	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2009	7,059,852	$0.14 - $1.50	2.0	$0.43	6,284,852	1.7	$0.31
Forfeited	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Granted	1,650,000	$1.50 - $3.50	4.3	$2.06	670,999	4.2	$2.08
As of September 30, 2010	8,709,852	$0.14 - $3.50	2.4	$0.75	6,955,851	2.0	$0.48

Warrants

During 2005, the Company granted warrants with rights to purchase $36,250 of its common stock. These warrants have terms of five years and the exercise prices for these warrants will be the share prices applicable in the next Company financing after March 2008. The warrants expire by December 31, 2010 and the exercise prices for these warrants and the number of shares for such warrants are to be determined by the share price used in such financing.  The Company valued these warrants, using the Black-Scholes option pricing model, at December 31, 2009 at $0 and included this liability in other accrued expenses and other liabilities.

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

These warrants were granted as financing costs related to notes payable agreements with two shareholders and one non-shareholder. The warrants are accounted for as financing costs which were capitalized and amortized over the five-year life of the debt. There was no related amortization expense in 2009 or in the nine months ended September 30, 2010.

Since the number of shares and the purchase price related to these warrants can’t be determined, which in turn prevents a determination of the Black Scholes value of these warrants and consequent determination of the charge to the income statement, if any, for the periods ending on those dates.

During the nine months ended September 30, 2010, the Company issued warrants to purchase 625,000 shares of common stock in connection with the sale of common stock.  These warrants have a strike price of $1.65 per share, vest upon issuance and a life of five years.  The Black Scholes expense for these options was $980,823, which was recorded in operating expenses.   There are no repricing or antidilution features for any these warrants.  During the three months ended September 30, 2010, the Company issued warrants to purchase 124,990 shares of common stock in connection with the sale of Series C 10% Preferred Stock.  These warrants have a strike price of $2.00 per share, vest upon issuance and have a life of five years.  The Black Scholes expense for these options was $108,223, which was recorded in operating expenses. During the three months ended September 30, 2010, the Company issued options to purchase 200,000 shares of common stock in connection with a consulting agreement.  The Black Scholes value of these options was $131,760, which was recognized as an expense. There are no repricing or antidilution features for any of these warrants.  The Black-Scholes expenses for the warrants issued during the nine months ended September 30, 2010 were calculated using the following assumptions:

Range of estimated fair value of underlying common stock	$1.01 - $1.80
Range of remaining lives (in years)	4.6 - 5.0
Range of risk-free interest rates	2.04% - 2.62%
Range of expected volatilities	101% - 106%
Dividend yield	-

The following table sets forth the activity of our warrants to purchase common stock.  This presentation does not includes warrants to purchase 1,350,000 shares held by members of our board of directors that were previously presented as part of the warrants section of this footnote, but have been moved to the options section above.  This change was made since warrants for directors are accounted for in the same manner as options to employees under ASC 505 (FAS 123R), and the Company therefore believes that it is preferable to present pools of options and warrants with identical accounting treatment within each pool.  Of these 1,350,000 shares of director’s warrants now presented with options, 487,500 were vested as of September 30, 2010 and both the outstanding and vested warrants had an average life of 4.0 years and an average strike price of $1.50.  The opening balances as of December 31, 2009 were restated to conform to this revised presentation.

	Warrants Outstanding				Warrants Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
			Remaining	Average		Remaining	Average
	Warrants	Range of	Life in	Exercise	Warrants	Life in	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2009	64,050	$2.00	3.5	$2.00	64,050	3.5	$2.00
Forfeited	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Granted	2,119,990	$1.00 - $2.00	4.7	$1.36	2,119,990	4.6	$1.36
As of September 30, 2010	2,184,040	$1.00 - $2.00	4.6	$1.39	2,184,040	4.7	$1.39

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

From May 2008 to September 2009, our corporate headquarters were located in West Hollywood, California, where we leased approximately 2,600 square feet of space which was used for our corporate headquarters, general administrative functions, and sales and marketing efforts at $8,500 a month from April 1, 2008 to October 31, 2008, and $11,400 per month from November 1, 2008 until we vacated the lease in May 2009.

From prior to January 1, 2008 until May 2009, we leased approximately 1,800 square feet of space in Santa Barbara, California, for executive use at $4,000 per month under a lease expiring December 31, 2010.

Rent expense for the nine months ended September 30, 2010 and 2009 was $70,118 and $114,433, respectively.  Rent expense for the three months ended September 30, 2010 and 2009 was $17,301 and $17,400, respectively.

Contractual obligations

Set forth below is information concerning our known contractual obligations as of September 30, 2010 that are fixed and determinable by year.

					After
	Total	2010	2011	2012	2012
Debt obligations*	$1,000,000	$375,000	$500,000	$125,000	$-
Other debt obligations	712,230	712,230	-	-	-
Event acquisition liabilities	483,718	483,718	-	-	-
Legal Judgments	90,732	90,732	-	-	-
Rent obligations	86,505	17,301	69,204	-	-
Total	$2,373,185	$1,678,981	$569,204	$125,000	$-

*
Debt incurred in connection with acquisition of Stratus.  Repayment is triggered by first funding of at least $3,000,000.  For purposes of this schedule such funding is assumed to occur by December 31, 2010

Employment Agreements

The Company has an Employment Agreement (“Agreement”), dated January 1, 2007, with its President and Chief Executive Officer, which requires the Company to offer a non-qualified stock option to purchase 10% of the fully diluted shares of the Company’s capital stock issued and outstanding on January 1, 2007, the effective date of the Agreement.  The stock option has a term of five years at an exercise price of $0.14 per share for 4,862,894 shares and vested immediately on the date of the agreement. This stock option is subject to a customary anti-dilution provision with respect to any stock splits, mergers, reorganizations and other such events. The length of this Agreement is five years from the effective date unless the employment is terminated for another cause. During the duration of this Agreement, the Chief Executive Officer is entitled to an annual salary of $240,000 and a bonus of $250,000 in the event a Valuing Event causes the Company to be valued in excess of $100,000,000 and an additional bonus of $500,000 in the event a Valuing Event causes the Company to be valued in excess of $500,000,000. For the nine months ended September 30, 2010 and the year ended December 31, 2009, no bonuses have been paid by the Company in relation to this Agreement.  Pursuant to a written modification of this agreement on November 1, 2010, the President agreed the Valuing Event could only occur after December 31, 2010 and waived any right to claim a bonus related to a Valuing Event prior to that date.

On November 1, 2010, the Company entered into an employment agreement with John Moynahan, who has been providing accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007.  Under the agreement, which needs to be ratified by the Company’s board of directors, Mr. Moynahan will receive an annual salary of  $220,000 and will be eligible for bonuses based on objectives established by the Company’s board of directors and Mr. Moynahan’s performance against those objectives. Under this agreement,  Mr. Moynahan will receive grant of 300,000 shares and a five-year stock option grant to purchase 1,560,000 shares of common stock at $2.00 per share, with 1,040,000 shares that vested upon the signing of the agreement and 520,000 shares that will vest on September 1, 2011.  Such options shall terminate forty-five (45) days after the Executive’s employment with the Company is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above shall be subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events.  In addition, the Company agreed to repay approximately $122,000 in amounts due to Mr. Moynahan under his consulting agreement over a 15-month term.

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

A summary of results by segment is as follows:

	Amounts in $000
	As of/for the Nine Months ended September 30, 2010				As of /for the Nine Months ended September 30, 2009
	Stratus				Stratus
	Credit Card	Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$-	$-	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-	-	-
Gross margin	-	-	-	-	-	-	-	-
Deprec. & Amort	35	-	2	37	35	-	-	35
Segment loss	(35)	-	(2)	(37)	(35)	-	-	(35)
Operating expenses	355	-	4,267	4,622	-	-	1,644	1,644
Other expenses	-	-	747	747	-	-	37	37
Net loss	$(390)	$-	$(5,016)	$(5,406)	$(35)	$-	$(1,681)	$(1,716)

Assets	$1,766	$2,224	$2,187	$6,177	$1,913	$3,269	$140	$5,322
Liabilities	$1,000	$484	$3,106	$4,590	$1,113	$914	$3,250	$5,277

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

On March 30, 2010, the Company entered into Amendment number 2 to the SIA, which provided for an extension of the closing date to May 14, 2010 under the terms and conditions of the SIA and the previous Amendment, and required the Company to continue to fund the operations of PEI and the auditors of PEI. On May 12, 2010, the Company entered into Amendment number 3 to the SIA, which extended the closing date to September 30, 2010 under the terms and conditions of the SIA and the previous amendments, and required the Company to continue to fund the operations of PEI and all parties associated with the audit of PEI.  On September 29, 2010, the Company entered into Amendment number 4 to the SIA, which extended the closing date to July 31, 2010 under the terms and conditions of the SIA and the previous amendments (see footnote 21 “Subsequent events”).  On July 30, 2010, the Company entered into Amendment number 5 to the SIA, which extended the closing date to October 31, 2010 under the terms and conditions of the SIA and the prior amendments and required the Company to make a defined payment to legal counsel for PEI.  On October 30, 2010, the Company entered into Amendment number 6 to the SIA, which extended the closing date to November 30, 2010 and required certain payments to be made to PEI on November 1, 2010 and November 15, 2010. As of November 16, 2010, the Company had not made the required payment to PEI but intends to do so within the next several days.

22.     Subsequent events

On October 25, 2010, the Company sold 5,866 shares of Series C 10% Preferred Shares for $175,980 and sold 100,000 shares of common stock and 5-year warrants to purchase common stock at $0.80 for $50,000.

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

Description of Business

Overview

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 49,500,000 shares of its common stock for all of the issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”).

In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”).  PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets. In addition, PSEI acquired the business of Stratus Rewards, LLC (“Stratus Rewards”) in August 2005.  Stratus Rewards is a credit card rewards program that uses the Visa card platform that offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.  The processing bank that ran the program when PSEI acquired Stratus stopped processing new members and sending the Company statements in October 2007 and provided notice in March 2008 that it was discontinuing the program.  In May 2010, the Company announced that a private bank in Switzerland had agreed to be the processing bank for Stratus Rewards in Europe.

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

The Company is using a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated or being divested by larger companies with the plan to aggregate them into one large leading live entertainment company.  A key component of this strategy is to purchase these events for approximately four to nine times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events, with the expectation that the combined EBITDA of the Company from these events will receive a higher valuation multiple in the public markets.  Another key component of this strategy is to complete acquisitions that may not meet these economic parameters but have other compelling attributes such as entry into a new type of event or as a strategic fit with the Company’s existing events.

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three or nine months ended September 30, 2010, as they are antidilutive to loss per share.  Losses per share for the three or nine months ended September 30, 2010 do not include the potential impact of options to purchase 8,709,852 shares of the Company's common stock, warrants to purchase 2,184,040 shares, the impact of 12,499 shares of Series C, or of warrants to purchase $36,250 of the Company's common stock, with the number of shares issuable under this warrant to be determined by the Company's first financing round following its reverse merger on March 14, 2008.

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

The Company purchased several events that are recorded on the Company’s balance sheet as intangible assets with a value equal to the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

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

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $3,990,385.

The Company believes that Core Tour and Maui Music Festival are most at risk for additional impairment charges in the future because the fair value for each event is less than 200% of its book value for such events.

Results of Operations for the Three Months Ended September, 2010

Revenues

Revenues for the three months ended September 30, 2010 (“Current Period”) were $0, which was the same as the three months ended September 30, 2009 (“Prior Period”).  There were no event revenues in the Current Period or the Prior Period.  Stratus card revenues were $0 in the Current Period and $0 in the Prior Period.

Gross Profit

There were no cost of revenues in either the Current Period or the Prior Period, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $0.

Operating Expenses

Overall operating expenses for the Current Period were $1,643,285, an increase of $1,075,459, or 189%, from $567,826 in the Prior Period.  This $1,075,459 increase in operating expenses was primarily comprised of increases of $237,326 in general and administrative expenses, $525,336 in stock-based compensation and, and $311,783 in legal and professional services.

General and administrative expenses of $510,832 increased by $237,326, or 87%, from $273,506 in the Prior Period.  This increase was related to higher levels of staffing and business development activity in the Current Period, specifically an increase of $175,334 for salaries and payroll taxes.

Stock-based compensation was $635,201 in the Current Period, an increase of $525,336 from $109,865 in the prior period, which was primarily related to warrant expense of $635,201 in the Current Period, an increase of $534,661 from $100,550 in the prior period, related to increased amortization of Black-Scholes expense for options granted to employees.

Legal and professional services were $484,402 in the Current Period, an increase of $311,783, or 181%, versus $172,619 in the Prior Period, largely related to $180,013 in increased consulting related to business development in Europe and the amortization of the value of stock granted as compensation to the Company’s financial advisors, and $155,905 in litigation expenses related to a legal action described in footnotes 4 and 21 above, offset by a decrease of $15,444 in other legal expenses.

Depreciation and amortization remained relatively constant with $12,850 in the Current Period, compared with $11,836 in the Prior Period.

Other Expenses

Other expenses increased by $164,902 to $168,084 in the Current Period, compared to $3,182 in the Prior Period, which was primarily related to an expense in the Current Period of $179,103 for the issuance of 358,206 shares of common stock as final settlement of a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

Interest Expense

Interest expense was $21,352 in the Current Period, a decrease of $5,683, or 21%, from $27,035 in the Prior Period, primarily related to the use of common stock to reduce interest-bearing debt to an officer of the Company on December 31, 2009 and repayments of debt during the quarter.

Results of Operations for the Nine Months Ended September, 2010

Revenues

Revenues for the nine months ended September 30, 2010 (“Current Period”) were $0, which was the same for the nine months ended September 30, 2009 (“Prior Period”).  There were no event revenues in the Current Period or the Prior Period.  Stratus card revenues were $0 in the Current Period and $0 in the Prior Period.

Gross Profit

There were no cost of revenues in either the Current Period or the Prior Period, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $0.

Operating Expenses

Operating expenses for the Current Period were $4,659,429, an increase of $2,980,024, or 177%, from $1,679,405 in the Prior Period.  This $2,980,024 increase in operating expenses was primarily comprised of increases of $623,240 in general and administrative expenses, $1,564,428 in stock-based compensation and $790,942 in legal and professional services.

General and administrative expenses of $1,457,840 increased by $623,240, or 75%, from $834,600 in the Prior Period.  This increase was related to higher levels of staffing and business development activity in the Current Period, specifically an increase of $511,185 for salaries and payroll taxes, along with travel and event expenses of $129,738 to promote the Company’s Stratus Rewards card program.

Stock-based compensation was $2,090,638 in the Current Period, an increase of $1,564,428 from $526,210 in the prior period, primarily related to stock option and warrant expense of $2,076,787 in the Current Period, an increase of $1,834,187 from $242,600 in the prior period.  This increase was primarily related to the Black Scholes expense of warrants in the current period related to increased amortization of Black-Scholes expense for options granted to employees.  The fair value charge for stock issuance was $13,851 in the Current Period, a decrease of $269,759 from $283,610 in the Prior Period.  This decrease was related to the issuance of shares as compensation in the Prior Period for cash at discounts to prevailing market prices.

Legal and professional services were $1,074,215 in the Current Period, an increase of $790,942, or 279%, versus $283,273 in the Prior Period, largely related to $258,940 in increased consulting related to business development in Europe and the amortization of the value of stock granted as compensation to the Company’s financial advisors, increased legal expenses of $29,471 related to acquisition activity, and $305,040 in litigation expenses related to a legal action described in footnotes 4 and 21 above.

Depreciation and amortization remained relatively constant with $36,736 in the Current Period, compared with $35,322 in the Prior Period.

Other Expenses

Other expenses increased by $739,697 from net other income of $46,235 in the prior period to net other expense of $693,462 in the Current Period, primarily related to an expense of $704,481 for the issuance of 835,822 shares of common stock as final settlement of a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.  In addition, the Prior Period included net income of $49,417 related to a $11,461 gain from reducing the Redemption Fund Reserve and a net gain of $37,956 for settling amounts owed to a vendor below the face value of the amounts owed.

Interest Expense

Interest expense was $53,974 in the Current Period, a decrease of $29,103, or 35%, from $83,077 in the Prior Period, primarily related to the use of common stock to reduce interest-bearing debt to an officer of the Company on December 31, 2009 and repayments of debt during this period.

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

During 2009, the Company raised $1,294,000 through the issuance of 1,100,707 shares of common stock.  During the nine months ended September 30, 2010 and 2009, the Company raised $2,260,000 and $795,500, respectively, through the issuance of 3,374,230 and 742,650 shares of common stock, respectively, and five-year warrants to purchase 1,675,000 shares of common stock at $1.00 to $1.65, and five-year warrants to purchase 64,050 shares of common stock at $2.00, respectively.

The Company is actively pursuing equity capital of $10 million or more.  The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses.  Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

At September 30, 2010, our principal sources of liquidity consist of increases in accounts payable and accrued expenses, and the issuance of equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we require working capital for purchases of inventories and sales and marketing costs to increase the promotion and distribution of our services. At September 30, 2010, our cash and cash equivalents were $13,023 and we had negative working capital of $3,163,746.  At September 30, 2010, we had $1,531,605 in debt obligations (comprised of in $324,588 loans to officers and a director, $1,090,000 of notes payable to related parties and $117,017 in notes payable), all of which are due upon demand, and $215,000 is in default for non-payment.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2010	2009

Operating activities	$(1,590,133)	$(806,170)
Investing activities	(715,662)	(1,122)
Financing activities	2,318,818	806,492
Total change	$13,023	$(800)

Operating Activities

Operating cash flows for the nine months ended September 30, 2010 reflects the net loss of $5,406,865, offset by changes in working capital of $759,045, depreciation and amortization of $36,736, stock-based compensation of $2,090,638, $197,082 of the value of stock issued for services and $525,378 value of stock issued to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

Operating cash flows for the nine months ended September 30, 2009 reflects the net loss of $1,716,247, offset by changes in working capital of $348,545, depreciation and amortization of $35,322, non-cash expenses of $526,210 for the excess of fair value of common stock sales over the consideration received and Black-Scholes cost of warrant issuance.

Investing Activities

We advanced $612,794 in cash to ProElite, Inc. and $100,000 to another acquisition candidate during the nine months ended September 30, 2010 for operating expenses and used $2,868 for capital expenditures during this period.  We used $1,112 in cash for investing activities during the nine months ended September 30, 2009.

Financing Activities

During the nine months ended September 30, 2010, we received cash proceeds of $2,260,000 from sales of common stock and warrants, $314,015 from sales of Preferred stock, and used $8,260 to cover an overdraft from December 31, 2009, $221,937 to partially repay loans from officers and a director and $25,000 to partially repay notes payable.

During the nine months ended September 30, 2009, we received cash proceeds of $795,500 from sales of common stock and $50,023 from a payment to us from the former sponsoring bank for the Stratus Visa Card program.  Of these amounts, we used $8,885 to partially repay loans from an officer and $72,500 to partially repay notes payable, for net cash proceeds of $806,492.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, the company raised $1,000,000 through the issuance of 2,000,000 shares of common stock and 1,070,000 five-year warrants to purchase common stock at $1.00 per share.  Commissions of $70,000 were paid in connection with this sale.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Principal Financial Officer

Date:	November 16, 2010