Form 10-K
period 2010-12-31
Stratus Media Group, Inc
filed 2011-04-26
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2010
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
Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2010 was $28,723,202 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding at April 15, 2011 was 67,317,698 shares.

STRATUS MEDIA GROUP, INC.
FORM 10-K
DECEMBER 31, 2010

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

PART I

Item 1.   BUSINESS

Overview

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 49,500,000 shares of its common stock for all of the issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”).  In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”, “Stratus”, or “SMDI”).

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

The business plan of SMDI is to operate the Stratus Rewards program and to own and all available event revenue rights from tickets/admissions, corporate sponsorship, television, print, radio, Internet, merchandising, and hospitality. With additional funding, the objective of management is to build a profitable business by implementing an aggressive acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth. The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues. The Company intends to promote the Stratus Rewards card and its events together, obtaining maximum cross marketing benefit among card members, corporate sponsors and Stratus events.

Overview

SMDI is an owner, operator and marketer of live sports and entertainment events.  Subject to the availability of capital, SMDI intends to aggregate a large number of complementary live sports and entertainment events across North America and internationally.

SMDI believes it can build a profitable business by leveraging operational efficiencies across an expanded portfolio of events while at the same time increasing revenues from ticket, corporate sponsorships, media broadcast fees, merchandise sales and talent management fees.  The Company’s business plan depends on the raising of sufficient capital and no assurance can be given as to the ability of the Company to raise sufficient capital on the terms thereof.

SMDI believes that a favorable opportunity in the $354 billion combined sports and live entertainment market currently exists in which consolidation of prestigious event properties with a long heritage are becoming available at favorable prices.

Stratus Live Entertainment Division - A multi vertical event division which operates, markets, and sells rights and access to live entertainment events.

Stratus Talent Management – Pro Sports Talent Representation has represented professional athletes, models and entertainers with contract negotiations, speaking appearance fees and endorsements.

Stratus Rewards Visa White Card - Stratus Rewards is an invitation only, affluent lifestyle membership club combined with an ultra premium credit card rewards program.  Stratus Rewards provides members with bespoke luxury goods, exclusive event access, exceptional value purchasing opportunities at the world’s finest luxury and private travel brands, personalized concierge, and reciprocal privileges at private clubs.

SMDI believes it can consolidate a large number of undervalued events into key verticals to create a global portfolio that can receive a much higher valuation than can be achieved by the events on their own.  Toward that end, SMDI has identified ten promising verticals:

1.	Action Sports – Mixed Martial Arts, Ski, Surf, Skateboard, Rollerblade and Bicycling

2.	Redemption / Credit Card Marketing – Visa Credit Card Loyalty & E-Commerce Program

3.	Concerts & Music Festivals – Jazz Festivals, Music Festivals and Event Concerts

4.	College Sports – Football Bowl Games and College Festivals

5.	Food Entertainment – Local cuisine, Wine Auctions and Functions Combined with Live Entertainment

6.	Trade Shows & Expos – Health Expos, Golf Expos and Auto Expos

7.	Lifestyle Sports – Tennis and Golf

8.	Motor Sports – Auto Shows, Racing Events, Racing Teams, Air Shows

9.	Talent Representation – Athlete, Entertainer, and Modeling

10.	Consulting Services – Providing Marketing and Management Services

SMDI is targeting event properties in each of these verticals and intends to add these acquisitions to its existing portfolio of event properties subject to the availability of capital.  The goal is to create a critical mass of events, venues and companies that allow for numerous cross-event synergies (similar to SFX Entertainment’s strategy in the live entertainment industry that resulted in its large multi-channel advertising deal with multiple corporate partners).  Specifically:

•
On the expense side, SMDI believes it can share sales, financial and operations resources across multiple events, creating economies of scale, increasing the Company’s purchasing power, eliminating duplicate costs, and bringing standardized operating and financial procedures to all events, thus increasing the margins of all events.

•
On the revenue side, SMDI believes it can offer national advertisers and corporate sponsors an exciting and diverse menu of programming that allows sponsors “one stop shopping” rather than having to deal with each event on its own, and in so doing, convert these sponsors into “strategic partners.”

With these core synergies operational, SMDI intends to (1) expand its acquisition strategy into additional live sports and entertainment verticals, and (2) create new event properties on the forefront of the “experience economy” and thus tap into people’s lifestyle passions.  In this way, SMDI can further become a “one stop shop” for premium-value program content and escalate its value to major advertisers and sponsors.

Acquisition Strategy

Subject to the availability of capital, SMDI sees an opportunity now emerging to take a leading position in the $354 billion live sports and entertainment industry by being a significant player to step in and “reconsolidate” a global complement of events, properties and companies.  This strategy is expected to create a profitable business by creating economies of scale and aggressively developing new revenue sources.

Company principals have reviewed the strengths and weaknesses of previous consolidation efforts launched by previous roll up strategies within the live entertainment industry.  Having been involved with these consolidations at an executive level, our principals are familiar with the strategic thinking, actual negotiations and executions of these previous acquisitions.  Accordingly our principals have sought to (1) amplify the strong points that enabled SFX’s consolidation success, and (2) mitigate the risks and shortcomings that led to the subsequent re-fragmentation of the industry (as outlined in “Industry”).

To accomplish these goals, SMDI established three critical criteria in targeting acquisitions, as follows:

1.	Target must be operating profitably or have a clear path to profitability.

2.	Target must add strategic synergies to existing portfolio of companies and events.

3.	Target when possible, must own 100% of revenue rights, including sponsorship, licensing, ticketing, merchandise, trademark, intellectual property and when appropriate television and radio broadcast.

SMDI’s Acquisition/Organic Growth Goals SMDI’s goal is to have a strong, branded presence in nine verticals with an international footprint.  The following chart shows in columnar fashion (1) the nine verticals SMDI intends to enter and or expand and (2) SMDI’s targeted number of acquisitions in the vertical:

	Vertical	Target Number of Acquisitions or Expansion
1.	Action Sports – MMA, Snowboarding, Skateboarding	Expand 4 MAA, 2 Summer and 2 Winter events
2.	Affiliate Lifestyle Marketing – Stratus Rewards Visa	Multiple events
3.	Concerts / Music Festivals / Film Festivals	(2) Music Festival – (5) Concerts – (2) Film Festivals
4.	College Sports – Football & Basketball	(1-2)
5.	Food Entertainment – Taste of Festivals	(4)
6.	Expos & Trade Shows - Health Expos, Golf Expos, Auto Expos, etc.	(tbd)
7.	Lifestyle Sports – Tennis, Golf	Tbd
8.	Motor Sports – Vintage Auto Shows, Racing Events – Teams - Air Shows	(18) Auto Shows – (4) Races / Rallies – (2) Teams
9.	Talent Management - Athlete Agency, Entertainer Agency, Modeling Agency	(2) Athlete Agents – (1) Entertainment Agency – (1) Modeling Agencies

Additional Opportunities

SMDI may consider other opportunities in live sports and entertainment if they enable the Company to find synergies in sales of sponsorships and advertising; marketing the event to participants and/or attendees; actual event operations; merchandising, hospitality, and concessions agreements; and management of public relations, legal and financial matters.  As well, there are synergistic opportunities in publishing and travel that can evolve from owning the leadership position in this industry.

SMDI may also research and develop its own event properties when those properties are deemed to be organic, natural line extensions.  Management believes that the convergence of content and media will continue and that the “winners” will by companies that own and control content and possess the capability of creating original, sponsor-supported content.  Thus, SMDI may create its own network of event properties that deliver emotional, authentic, interactive “once-in-lifetime” type experiences for audiences of all kinds.  In this way, SMDI can further become a “one stop shop” for premium-value program content and escalate its value to major advertisers and sponsors.

This synergistic approach looks to consolidate event properties and then craft individual large scale deals to allow companies to bundle advertising across diverse events.  Industry estimates say this kind of advertising agreement could make up 40 percent of all media deals in the future.   A similar approach was used by SFX Entertainment in the live entertainment industry, IPG in the advertising industry and Viacom in the broadcast industry.

For example, SMDI intends to acquire 8 music festivals, with the goal of combining them with its current music festival events and having one event per month.  Targeted music festival events would be similar to: Utah Jazz Festival, Monterey Jazz Festival New Orleans Jazz Festival, and Cochella Music Festival.  SMDI also intends to establish music festival events in Santa Barbara, CA and Napa, CA to further expand the portfolio.  With these music festival events in place, SMDI can maximize performance synergies, as follows:

Subject to the availability of capital, through its acquisitions, the Company has and will continue to amass core competencies in the areas of promotion, operations, marketing, sales and distribution.  This should afford SMDI better negotiating leverage with cost centers such as advertising, marketing, venue and talent costs on a regional, national and international scale.  In addition, SMDI should be able to leverage better top end revenue by owning, operating and marketing multiple events within each vertical.  This should create greater value for the advertisers by cross pollinating multi verticals within SMDI’s portfolio offering other key demographic target markets to the client and creating greater value, more impression and a higher cost point for less risk.  SMDI intends to acquire event rights and or companies through strategic acquisitions and opportunistic acquisitions:

•
Examples of how SMDI seeks out strategic acquisitions: Target Acquisition Modeling Agency-a premier talent management company within the modeling agency business is being reviewed for acquisition by SMDI to be acquired by the Company.  SMDI is both expanding its Talent Management Business and intending to add multiple fashion shows as part of its 10 month series of vintage auto shows and auction events.  By acquiring a modeling agency, SMDI would add a strategic component to its talent management group allowing cross over marketing and representation opportunities to its athlete and entertainer clientele and, has expanding its opportunity for additional revenue on the event side while decreasing its cost on the talent side by booking its own models at a better cost point.

•
Examples of how SMDI seeks out opportunistic acquisitions: Professional Tennis Tournament Acquisition – In a potential opportunity, this prestigious tennis tournament operates profitably, but its owner, a large event management company, has been losing money on the venue’s real estate costs.  This Company wants the property off its books, and in discussions has indicated that it may be willing to take a charge-off and sell it to SMDI at below book value.

Company Acquisitions

SMDI has acquired and or built a portfolio of live entertainment events as a launching pad and plans to consolidate them into strategic similar event verticals within the Company and, subject to the availability of capital, to begin operating them annually beginning in 2011.  SMDI has pursued its acquisition strategy, completing the acquisition of a number of companies and key events.  The cash portion of the purchase price for SMDI’s acquisitions was financed through selling stock.  SMDI will provide integrated event management, television programming, marketing, talent representation and consulting services in the sports, and other live entertainment industries.  SMDI’s event management, television programming and marketing services involve:

•	managing sporting events, such as college bowl games, golf tournaments and auto racing team and events;

•	managing live entertainment events, such as music festivals, car shows and fashion shows;

•	producing television programs, principally sports entertainment and live entertainment programs; and

•	marketing athletes, models and entertainers and organizations.

College Sports Vertical Event Acquisitions

Freedom Bowl College Bowl Game acquired in October 1998, SMDI acquired the Freedom Bowl from Disney Sports.  Played for the first time in 1984 at Anaheim Stadium, the Freedom Bowl was for years one of the “big” bowl games, hosting top teams from UCLA, USC, Washington, Colorado, Brigham Young and Arizona State.  In 1996 the bowl was decertified, and SMDI is seeking re-certification for it from the NCAA.  SMDI intends to host this event at a major venue, such as Edison Field in Anaheim, for potential 60,000+ attendees.

Seattle Bowl College Bowl Game This bowl was known previously as the Aloha Bowl and attracted 35,000+ stadium audiences.  It was decertified, and is up for recertification by the NCAA and abetted by tremendous community support.  SMDI has a Letter of Intent to use Seattle Seahawk Stadium; sponsorships are in place; television broadcast rights will be negotiated pending the NCAA’s final decision.

SMDI is reviewing the opportunity to acquire an additional college sports events in which common cost centers will be shared and believes that increased sponsorship interest and revenue will result by expanding benefits to all three events.  Large-scale viewer interest, ticket sales, sponsorships and broadcast revenues make this bowl a high revenue opportunity.  As well, SMDI intends to aggressively seek major sponsors for a long-term multi-million title naming sponsorship, providing recurring revenues for multiple years. The college market demographic provides a very targeted 18-24 year old allowing the company to tailor sponsorship packages that’s almost impossible with general marketing techniques. This age range is also key to building brand loyalty with first time customer today that come back tomorrow. According to the National Center for Educational Statistics, more than 18 million US College and university students spend well over $200 billion annually. In addition, the company has targeted reach to associated alumni lists and targeted marketing and sponsorship packages to this community.

Action Sports Vertical Acquisitions

The Company expects to complete the acquisition of a 95% interest in Pro Elite, Inc in the spring of 2011.  Pro Elite-acquired in 2011 is a globally established Mixed Martial Arts (MMA) brand.  Pro-Elite holds the largest household viewing record for single television broadcast MMA events (CBS, Showtime).

The Company’s business plan is to capitalize on the popularity and growth of mixed martial arts in building a global brand, Pro Elite.  MMA has seen substantial growth over the last several years as evidenced by its mainstream acceptance and increased PPV buys and interest by national media including ESPN, CBS Sportsline, 60 Minutes and Sports Illustrated.  We plan on reaching MMA fans and participants through normal marketing channels (print, television, radio) and harnessing the efficient networking available over the Internet.  The Company acquired multiple on- and off-line brands to increase its entertainment properties, content libraries and tool set offerings for fighters, fans and organizations in and around MMA.  Pro Elite produces and promotes live events featuring the top fighters in MMA.

Pro Elite has successfully run multiple events in CBS, Showtime and PPV.  Pro Elite plans to run multiple events per year.  Pro Elite acquired multiple fight brands and companies within the MMA space to include Cage Rage (London), ICON Sports (Hawaii), No Limits Gym (California) and Abu Dhabi (Grappling tournament).

Pro Elite’s business model includes partnering with (and creating) the best distribution channels for the video content created by our live events and on-line products.  The distribution channels may include network television, cable, Pay Per View, other major portals as well as additional television network and cable channels.  Each live event may generate up to thirty hours of MMA video footage.  We have also finalized licensing deals for the right to thousands of hours of MMA and other combat footage.  This footage can be edited into videos or other formats that can be sold or used to market our fighters and future events.

Core Tour Action Sports & Music Festival – acquired in October of 2003 under an asset purchase agreements for 100% of the assets.   The event is a summer series of extreme sports events and concerts which visit multiple cities including Los Angeles, New York and Chicago.  The festival has become a premier competition where the top athletes meet to compete in freestyle motocross, In-Line, and Skateboard vertical ramp competitions.   Subject to the availability of capital, SMDI plans to introduce a whole series of events in 2012.  SMDI intends to expand this series of events to 4 summer events and 4 winter events for a total of 8 events.  The winter events will include snowboard, skiing and snowmobile motorcross events.

Auto Show Vertical Event Acquisitions

Mille Miglia North America

The Mille Miglia North American Tribute®, honoring the world-renowned Italian Mille Miglia road rally, is set to take off Monday, August 15th from the Monterey Peninsula in California.  This 1,000 mile event will feature an historic and scenic drive along a picturesque golden coast route, navigating around the Monterey Peninsula, and winding through the remarkable landscapes of Santa Barbara, Napa Valley, and San Francisco.  Sure to leave lasting impressions for all involved, this driving experience will include exquisite VIP events and a quick jet over the mighty Golden Gate Bridge.  This extraordinary 3-day adventure will wrap up Wednesday, August 17th in the heart of Monterey, just in time for drivers to prepare for the world famous Pebble Beach Concours d’Elegance.

Mille Miglia North American Salute®

The Mille Miglia Tribute is a  100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) occurring at each Concours d’Elegance events taking place in Santa Barbara, Beverly Hills, Sunset Strip, Miami, Napa, Phoenix, Boston, New York, Chicago, Dallas, and Las Vegas.

Santa Barbara Concours d’ Elegance – acquired all of the assets in October 1998 from Crane School, after twenty years of operations.  This is one of the premiere vintage automobile shows in the USA, now in its 24th year, attracting 40,000+ daily audiences over four days to view spectacular vehicles from across the nation.  The Santa Barbara Concours d’Elegance will return to the Santa Barbara Polo & Racquet Club October 28-30, 2011.  This event is one of 10 city tours of the Concours d’ Elegance events owned and operated by SMDI.  SMDI is adding additional events that provide an increase in revenue which include a Vintage and Modern Italian Auto Show, and American Classics Auto Show, Fashion Show, Music Festival, Wine Festival, Charity Gala and Auction, and a Road Rally visiting top Central Coast wineries and points of interest.  In 2011, SMDI plans to add an auction event to this week of events.

The Beverly Hills Concours d’ Elegance - acquired in June of 2004 SMDI entered into a membership interest purchase agreement to acquire the Beverly Hills Concours d’Elegance from Concours On Rodeo LLC, for approximately $600,000.  The Company reestablished the name as the Beverly Hills Concours d’ Elegance.  Historically, the event was held annually and drew over 65,000 spectators.  In order to gate the attendance, SMDI is moving from the prestigious Rodeo Drive to a new location.  This event features dazzling museum quality vintage automobiles.  Celebrities, auto aficionados & enthusiasts and children of all ages come to share in the excitement.  The “Beverly Hills Concours d’ Elegance” has been considered “America’s Premier Vintage Automobile Show”.  Distinguished corporate sponsors have included Mercedes, Chrysler, Rolex, Lladro, Ferrari, Brooks Brothers, Mequires, Geary’s of Beverly Hills and Grundy.  This event will compliment the 10 city tour of Concours d’ Elegance events owned and operating by SMDI.

Subject to the availability of capital, SMDI intends to organically start and/ or take over at no cost an additional 24 auto shows and has combined the 30 auto shows into a national series in which common cost centers will be shared.  SMDI believes that increased sponsorship interest and revenue will result and initial corporate interest has been very strong.  National and international viewer interest and attendance, ticket sales, sponsorships and broadcast revenues make this a high revenue opportunity.  SMDI is currently seeking series and individual event   sponsors for a sponsorship.

Concert and Music Festival Vertical Acquisitions

Maui Music Festival – Acquired in October 2003, this event is a three-day event and has historically drawn top jazz and alternative rock performers from around the world to the Maui shores, attracting 3,000 to 5,000 tourists and locals each day.  SMDI plans to expand the event to a 5-day format with expos, merchandising opportunities and new music genres including rhythm and blues and soft rock.  This event has high upside potential because it has not had sponsors before or taken advantage of broadcast revenues.

Core Tour Music Festival – acquired in October of 2003 (see legal and risk sections), as part of the Core Tour Action Sports and Concert Series Acquisition.   The festival grew to become a premier venue for popular bands such as Jane’s Addiction and for up and coming bands who welcome the opportunity to showcase their talent to our audience.  The event receives television coverage as part of the action sports television coverage on FOX Sports, NBC and NBC affiliates.  Corporate sponsors such as Nokia, Panasonic and Paul Mitchell have historically sponsored the event and show great interest in continuing the sponsorship.  SMDI intends to expand the series to operate in part with the action sports series and with additional tour stops that operate separately.

SMDI has organically started or has taken over at no cost an additional 4 music festivals that include the Santa Barbara Music Festival, the Santa Barbara Jazz Festival, the Napa Jazz Festival and the Maui Jazz Festival.  SMDI is targeting other key music festival acquisitions and believes that increased sponsorship interest and revenue will result.  SMDI intends to expand the ticket, merchandising, concessions and sponsorship revenues by creating a series of events and key geographic locations and by providing a venue for emerging talent to showcase at little to no talent fee cost to SMDI and by leveraging the booking of talent amongst a larger number of performances at a better cost point.  Talent fees depend primarily on the popularity of the artist, the ticket price that the artist can command at a particular venue and the expected level of ticket sales.  Production costs and venue operating expenses have substantial fixed cost components and lesser variable costs primarily related to expected attendance.

Perugia International Film Festival - Complete with cinema, rich history, and culture, the Perugia International Film Festival will be a unique opportunity to taste the marriage of modern and historical art with the magnificence of Renaissance architecture. Perugia, Italy - city of architectural and artistic splendor, and the notable International Jazz music scene - is the ideal place to create this innovative and unique perspective crafted in a film festival. Perugia’s cherished historical ambiance, with theaters dating back centuries, is the perfect backdrop to illuminate the magic of cinematography. The soft launch of the Festival is slated for September 30th 2011 and the first annual Perugia International Film Festival will take place at the end of March 2012 under Executive Director Karen Arikian, 2008 Hamptons, New York International Film Festival, and is part the Berlin Film Festival Selections Commitee. Arikian was also the Co-Director of Berlin's European Film Market, one of the most important World Film Industries. Along with international movie premieres, screenings, and discussion forums, the Perugia International film festival will feature:

•	Movie Theaters: Teatro Morlacchi, Teatro Pavone, Sala Podiani, Sala dei Notari, Oratorio Santa Cecillia

•	Meetings: with actors/actresses, directors, and other professionals

•	Introduction: of New Technologies into Cinema production

SMDI has secured corporate sponsors, including Lungarotti Winery. SMDI has entered into a 10 year agreement with the City of Perugia and will receive full support from the Province of Perugia and the Region Umbria. The Perugia International Film Festival will marry technology and the arts through its relationship with two universities in the area. SMDI has partnered with William Morris Endeavor, one of the largest and most diversified entertainment agencies with offices in New York, Beverly Hills, Miami Beach, London, and Shanghai. WME is also a brand and impressions consultant for entertainment-based marketing. In accordance with Stratus Media Group, Inc., WME is working to establish the Perugia International Film Festival as the innovative and unprecedented International Film Festival in Italy. Additional partners include the MAC group, a communications agency specializing in planning, organizing and promoting luxury, entertainment, heritage & automotive events, the APT Tourism Board of the Umbria Region and the Umbria Film Commission.

Talent Management Vertical Acquisitions

Stratus Talent Management & Modeling Agency - has represented over 100 professional and retired athletes with non-exclusive agreements to represent appearances, corporate endorsements and player contracts to such highly recognized and idolized names as Muhammad Ali, Kareem Abdul-Jabbar and Joe Namath to events can drive up ticket sales and concessions, sponsorships and advertising revenues.  The Company intends to expand the business to include a modeling agency.

SMDI’s talent representation activities will consist of athletes, entertainers and model principally with representation in contract and endorsement negotiations.  SMDI expects to receive a percentage of monies earned by an athlete client; generally it’s approximately 4% of a player’s sports contract and from 15% to 25% of endorsement deals.  Modeling clients generally pay 33% of a photo shoot or runway contract total billing and 10% of film, television and commercial, and typically 33% of endorsement deals.  Revenues from these sources are recognized as the client receives appearance fees, salary or endorsement payments based on the terms of the negotiated agreement.  Revenue from these sources is dependent upon a number of variables, many of which are outside SMDI’s control, including a player’s skill, health, public appeal and the appeal of the sport in which the player participates.  Principal operating expenses include salaries, wages and travel and entertainment expenses Agent representation can be a lucrative business.  Under NBA rules, for example, agents may receive up to 4 percent of a player’s negotiated salary and 20 to 25 percent of product and corporate endorsements.  With companies such as Nike paying an estimated $500 million in 2007 in royalty fees to athletes and sports team endorsers1, the talent management component of this business is critically important.

Affiliate Lifestyle Marketing Vertical Acquisitions

Stratus Rewards VISA WHITE CARD acquired in August of 2005 is an invitation-only lifestyle management and entertainment club, credit card and rewards system know as the “White Card for Visa”.  The program was created expressly to support and enhance the affluent lifestyle.  Stratus Rewards offered the first credit card rewards program built on private lifestyle entertainment.  Stratus Rewards forged new territory by packaging the benefits of some of the world’s best lifestyle events and affluent clubs into one program.  Developed by and for professionals seeking meaningful rewards above and beyond those offered by existing credit card loyalty programs, Stratus Rewards created a new niche in the crowed credit card marketplace.  As frequent users of affluent lifestyle events, Stratus cardholders value the convenience and security of private access.  The program was designed to offer private jet travel, exclusive events and personal services to the affluent individual or business owner who seeks exceptional lifestyle experiences and redemption rewards.

Operations

General

Subject to raising sufficient capital, the Company’s operations will consist primarily of (a) live sports events, (b) music concerts, (c) specialized live entertainment events, (d) other proprietary and non-proprietary entertainment events and, (e) media platform marketing.  The Company and the Acquired Businesses also engage in other activities ancillary to its live entertainment businesses.

Sports Events

Subject to raising sufficient capital, the Company’s sports activities will consist principally of the promotion and production of specialized sports, which generate revenues primarily from ticket sales, sponsorships, television broadcast as well as merchandising and video rights associated with producing sports events.  Ticket prices for these events are generally lower than for theatrical or music concert events, generally ranging from $15 to $100 in 2007.  Revenue from these sources is primarily affected by the type of event and the general economic conditions and consumer tastes in the particular markets and venues where the events are presented.  Event-related revenues received prior to the event date are initially recorded on the balance sheet as deferred revenue; after the event occurs, they are recorded on the statement of operations as gross revenue.  Event specific costs on the balance sheet as prepaid expenses until the event occurs.

Event specific costs include talent, rent, venue preparation costs, security and advertising and are generally fixed costs that vary based on the type of event and its location.

1 Sports Business Journal By the Numbers 2008

Under certain circumstances, the Company may be required to sell either its sports or specialized live entertainment lines of business.  See “Risk Factors--Rights.”

ACTION SPORTS VERTICAL

The action sports featured in the CORE Tour Action Sports and Concert Series includes bike competitions, inline skating, skateboarding vert ramp and freestyle motocross.  Competitions take place on vert, dirt, street course, Winter Superpipe, Big Air - Snowboarding and Skiing, Big Mountain Snowboarding/Freeskiing, Gravity Quarterpipe and Freestyle Snowmobile.

PRO ELITE MMA

Internationally recognized as an MMA brand, Pro Elite is exploiting the growing interest in MMA through the combination of a world class live fight event entertainment company centered on MMA fans, fighters and organizations.  Upon completion of the acquisition, we intend to develop deals with distribution channels to monetize the content derived from the company’s existing library and the video libraries that we acquire. The Company intends to produce MMA events domestically and internationally and may generate future event revenue through Pay Per View television. There are various marketing tools that we plan to use to excite and incentivize the fans, fighters and organizations to participate in our events including PPV, streaming media, national and international tournaments, mobile applications and merchandising and brand apparel licensing.

CORE TOUR ACTION SPORTS SERIES SUMMER

The summer series of extreme sports events and concerts will visit multiple cities.  In previous years, the festival had emerged as a premier competition in Freestyle Motorcross, In-Line, and Skateboard vert ramp competition.  Add in hot music such as last year’s Jane’s Addiction and the audience size has swelled into the tens of thousands.  For advertisers eager to reach this younger demographic, this is an ideal venue.  Past advertisers and sponsors have included Team Mobil, Nokia, Panasonic, Paul Mitchell, Milk Advisory Board, BMX, Arrowhead, and Butterfinger.

CORE TOUR ACTION SPORTS SERIES WINTER

FreeSkiing is the new snowboard where competitors push halfpipe and slope style disciplines to new heights beyond snowboarding.  Testing the limits of gravity, the leaders of skiing’s revolution are unafraid to huck themselves 18 feet out of a Superpipe or go off a 20 foot kicker backwards.  The continual evolution of “twin tips” has put skiers front and center with their more famous snowboarding counterparts and they are pushing outside the envelope to uncharted territory.  Snowboarding where competitors push halfpipe and slope style disciplines to new heights and beyond.  Amateur and pro snowboarders push and defy gravity with extreme action for television and on site audiences.

COLLEGE SPORTS VERTICAL

College sports and especially “bowls” can be the crowning jewels of an event portfolio.  They can be “win-win” events with the promoter enjoying high margins on sponsorships, and the sponsors realizing substantial investment returns.

SEATTLE BOWL

SMDI will apply for certification of the Seattle Bowl with the National Collegiate Athletic Association (“NCAA”).  Seattle, one of the few major metropolitans without a collegiate bowl game, and given its college football traditions, the Seattle Bowl is potentially a significant asset for SMDI owned properties such as action sports, food and music festivals.  Under other ownership, the Seattle Bowl initially operated in 2001 and 2002, however, this ownership was denied certification in 2003.  SMDI plans to submit a Re-Certification Application to the NCAA.

FREEDOM BOWL

Currently not operating since 1998, SMDI acquired all rights from Disney’s Orange County Sports Association, including broadcast, sponsorship, trademarks, merchandising, common law rights, etc. to the Freedom Bowl College Bowl Game and plans to apply for Re-Certification with the NCAA.

MOTOR SPORTS VERTICAL

Comprised of auto shows, racing events and luxury lifestyle experiences which draw an affluent demographic, with the main revenues coming from sponsors, advertisers, and hospitality events.  This Portfolio of events cross-markets effectively with our sport lifestyle brands.  Event specific costs include talent, rent, venue preparation costs, security and advertising and are generally fixed costs that vary based on the type of event and its location.

AUTO EVENTS

Mille Miglia North America

The Mille Miglia North American Tribute®, honoring the world-renowned Italian Mille Miglia road rally, is set to take off Monday, August 15th from the Monterey Peninsula in California.  This 1,000 mile event will feature an historic and scenic drive along a picturesque golden coast route— navigating around the Monterey Peninsula, and winding through the remarkable landscapes of Santa Barbara, Napa Valley, and San Francisco.  Sure to leave lasting impressions for all involved, this driving experience will include exquisite VIP events and a quick jet over the mighty Golden Gate Bridge.  This extraordinary 3-day adventure will wrap up Wednesday, August 17th in the heart of Monterey, just in time for drivers to prepare for the world famous Pebble Beach Concours d’Elegance.

Mille Miglia SALUTES in North America

The Mille Miglia Salute® is a  100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) occurring at each  Concours d’Elegance event taking place in Santa Barbara, Beverly Hills, Sunset Strip, Miami, Napa, Phoenix, Boston, New York, Chicago, Dallas, and Las Vegas.

SANTA BARBARA AMERICAN CLASSICS

This car show, held in Santa Barbara, features some of the finest names in USA automobile history and attracts 7,000 guests per day. Sponsorships are the primary revenue source, attracted to the show by its high-end demographics and the hospitality.

SANTA BARBARA CONCOURS ITALIANO

This Santa Barbara car show features some of the finest names in Italian auto history and attracts 10,000 guests per day.  Held at the same venue as the Santa Barbara Concours d’Elegance and American Classics, this event is a showcase of the synergies that SEI seeks to accomplish with the consolidation as this event will share operational costs with its “sister” events and advertisers will be offered a broader package of sponsorship opportunities, effectively lowering costs and raising revenues.

SANTA BARBARA MILLE MIGLIA TRIBUTE®

This 100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) will traverse historic routes of Santa Barbara  with private hosted stops at unique, historic, and luxury locations.  At the end of the tour the participants will arrive into the weekend opening party to display the vehicles and enjoy a hosted evening of hospitality and entertainment.

SANTA BARBARA CONCOURS D’ ELEGANCE

This is one of the premiere vintage automobile shows in the USA, now in its 24th year, attracting 40,000+ daily audiences over four days to view spectacular vehicles from across the nation. The Santa Barbara Concours d'Elegance will return to the Santa Barbara Polo & Racquet Club October 28-30, 2011.  This event wills one of 10 city tours of the Concours d’ Elegance events owned and operated by SMDI. SMDI is adding additional events that provide an increase in revenue which include a Vintage and Modern Italian Auto Show, and American Classics Auto Show, Fashion Show, Music Festival, Wine Festival, Charity Gala and Auction, and a Road Rally visiting top Central Coast wineries and points of interest.  In 2011, SMDI plans to add an auction event to this week of events.

BEVERLY HILLS AMERICAN CLASSICS

This car show, held in Beverly Hills, features some of the finest names in USA automobile history and attracts thousands of guests. Automobiles include American Classics, Hot Rods, Special Interest Cars and the latest in American automobile design. Sponsorships, tickets and merchandise are the primary revenue sources, attracted to the show by its high-end demographics and the hospitality.

BEVERLY HILLS CONCOURS ITALIANO AUTO SHOW

This Beverly Hills car show will feature some of the finest names in Italian auto history.  Held at the same venue as the Beverly Hills Concours d’ Elegance and American Classics, this event is a showcase of the synergies that SEI seeks to accomplish with the consolidation as this event will share operational costs with its “sister” events and advertisers will be offered a broader package of sponsorship opportunities, effectively lowering costs and raising revenues.

BEVERLY HILLS MILLE MIGLIA TRIBUTE®

This 100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) will traverse historic routes of Beverly Hills with private hosted stops at unique, historic, and luxury locations.  At the end of the tour the participants will arrive into the weekend opening party to display the vehicles and enjoy a hosted evening of hospitality and entertainment.

BEVERLY HILLS CONCOURS D’ELEGANCE

The Beverly Hills Concours d’ Elegance is held annually and historically has drawn over 65,000 spectators. Currently moving from the prestigious Rodeo Drive to a new location, this event features dazzling museum quality vintage automobiles. Car enthusiasts Jay Leno, Tim Allen and Nicolas Cage often enter a car in the show. Celebrities, auto aficionados & enthusiasts and children of all ages come to share in the excitement. The “Beverly Hills Concours d’ Elegance” has been considered “America’s Premier Vintage Automobile Show”. Distinguished corporate sponsors included Mercedes, Chrysler, Rolex, Lladro, Ferrari, Brooks Brothers, Mequires, Geary’s of Beverly Hills and Grundy.

SUNSET STRIP AMERICAN CLASSICS

Tentatively scheduled for 2011, subject to city approval. This car show, held in West Hollywood on the Sunset Strip will showcase the American hotrods and muscle cars of yester year, features some of the finest names in USA automobile history and is expected to attract thousands of guests per day. Sponsorships are the primary revenue source, attracted to the show by its high-end demographics and the hospitality.

SUNSET STRIP CONCOURS D’ ITALIANO

Tentatively scheduled for 2011, subject to city approval, this Sunset Strip Italiano car show features some of the finest names in Italian auto history and will attract 10,000-20,000 guests and Corral Car Club attendees per day.  Held at the same venue as the Sunset Strip Concours d’Elegance and American Classics, this event is a showcase of the synergies that SEI seeks to accomplish with the consolidation as this event will share operational costs with its “sister” events and advertisers will be offered a broader package of sponsorship opportunities, effectively lowering costs and raising revenues.

SUNSET STRIP MILLE MIGLIA TRIBUTE®

This 100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) will traverse historic routes of the Los Angeles Basin with private hosted stops at unique, historic, and luxury locations.  At the end of the tour the participants will arrive into the weekend opening party to display the vehicles and enjoy a hosted evening of hospitality and entertainment.

SUNSET STRIP CONCOURS D’ ELEGANCE

SMDI anticipates it will be one of the premiere vintage automobile shows in the USA.  To be held on the Sunset Strip in West Hollywood, spectators will view spectacular vehicles from across the nation.  This event features over 150 dazzling museum quality vintage automobiles. Live musical entertainment, wonderful food and even a few celebrities drop by.

MIAMI AMERICAN CLASSICS

This car show expected to be held in Miami in conjunction with the Miami Concours d’ Elegance, features some of the finest names in USA automobile history and is expected to attract an estimated 7,000 to 10,000 guests per day.  Sponsorships and ticket purchases are expected to be the primary revenue source, attracted to the show by its high-end demographics and the hospitality.

MIAMI CONCOURS ITALIANO

This Miami car show will feature some of the finest names in Italian automobiles and attracts 10,000 guests per day.  Held at the same venue as the Miami Concours d’Elegance and American Classics, this event is a showcase of the synergies that the Company seeks to accomplish with the consolidation as this event will share operational costs with its “sister” events and advertisers will be offered a broader package of sponsorship opportunities, effectively lowering costs and raising revenues.

MIAMI MILLE MIGLIA TRIBUTE®

This 100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) will traverse historic routes of Miami with private hosted stops at unique, historic, and luxury locations.  At the end of the tour the participants will arrive into the weekend opening party to display the vehicles and enjoy a hosted evening of hospitality and entertainment.

MIAMI CONCOURS D’ELEGANCE

In its inaugural year, SMDI anticipates that it will be one of the premiere vintage automobile shows in the USA.  Anticipated to be held each year in downtown Miami, spectators will view spectacular vehicles from across the nation.

NAPA AMERICAN CLASSICS

This car show, planned to be held on the streets of downtown Napa, featuring some of the finest names in USA automobile history and attracting thousands of guests per day.  Sponsorships and tickets sales are the primary revenue sources, attracted to the show by its high-end demographics and the hospitality.

NAPA CONCOURS ITALIANO

This Napa Italian car show features some of the finest names in Italian automobiles.  Located in downtown Napa and operated at the same time as the Napa Concours d’Elegance and American Classics, this event is a showcase of the synergies that SMDI seeks to accomplish with the consolidation as this event will share operational costs with its “sister” events and advertisers will be offered a broader package of sponsorship opportunities, effectively lowering costs and raising revenues.

NAPA MILLE MIGLIA TRIBUTE®

This 100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) will traverse historic routes of Napa Valley and Northern California with private hosted stops at unique, historic, and luxury locations.  At the end of the tour the participants will arrive into the weekend opening party to display the vehicles and enjoy a hosted evening of hospitality and entertainment.

NAPA CONCOURS D’ELEGANCE

In its 31st year after a hiatus, this event promises to be one of the premiere vintage automobile shows in the USA.  Traditionally Held each Labor Day weekend at Copia’s Center of Wine, Foods and Art, A cultural museum and education center in Napa, California, dedicated to the discovery, understanding, and celebration of wine, food and the arts.  Additional components of the festival will showcase throughout the downtown streets of Old Town Napa, this event is anticipated to attracts more than 30,000 guests per day to view spectacular vehicles from across the nation.  To increase capacity and improve the guest experience, the show is will run simultaneously with the Napa American Classics and Napa Italiano.  Additional events may include a Charity Gala to benefit Make A Wish foundation, Auction, a Jazz Festival, a Taste of Napa, car club corals and a Road Rally with more than 50 vintage automobiles touring the Vineyards to the delight of local audiences.

PHOENIX AUTOMOBILE & MEMORABILIA AUCTION

This event is expected to be one of the premiere vintage automobile shows and Auctions in the USA creating an unparalleled destination event for acquiring cars and memorabilia of the highest quality, provenance and design.  Held each year during January at the Phoenician Resort, this event will attract thousands of guests per day to view spectacular vehicles and exclusive memorabilia from across the nation.

PHOENIX-SCOTTSDALE CONCOURS D’ELEGANCE

Operated in conjunction with the Phoenix Automobile Auction, this premier event will showcase some of the most spectacular private collection vehicles from across the nation.  This event will benefit the Make A Wish Foundation.  Additional events include the Scottsdale Fashion Show, Gala’s, Auto Rally and much more.

PHOENIX-SCOTTSDALE AMERICAN CLASSICS

This car show to be held in Phoenix features some of the finest names in USA automobile history and will attract 7,000-10,000 guests per day.  Sponsorships are the primary revenue source, attracted to the show by its high-end demographics and the hospitality.

PHOENIX-SCOTTSDALE CONCOURS ITALIANO

This Phoenix-Scottsdale Italian car show will feature some of the finest names in Italian auto history and is expected to attract 10,000 guests per day.  Held at the same venue as the Phoenix-Scottsdale Concours d’Elegance and American Classics, this event is a showcase of the synergies that the Company seeks to accomplish with the consolidation as this event will share operational costs with its “sister” events and advertisers will be offered a broader package of sponsorship opportunities, effectively lowering costs and raising revenues.

PHOENIX-SCOTTSDALE MILLE MIGLIA TRIBUTE®

This 100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) will traverse historic routes of the American Southwest with private hosted stops at unique, historic, and luxury locations.  At the end of the tour the participants will arrive into the weekend opening party to display the vehicles and enjoy a hosted evening of hospitality and entertainment.

BOSTON AMERICAN CLASSICS

This car show, planned to be held in the Boston area, will feature some of the finest names in USA automobile history and attracting thousands of guests per day.  Sponsorships and tickets sales are the primary revenue sources, attracted to the show by its high-end demographics and the hospitality.

BOSTON CONCOURS D’ITALIANO

This Boston Italian car show will feature some of the finest names in Italian auto history and is expected to attract 10,000 guests per day.  Held at the same venue as the Boston Concours d’Elegance and American Classics, this event is a showcase of the synergies that the Company seeks to accomplish with the consolidation as this event will share operational costs with its “sister” events and advertisers will be offered a broader package of sponsorship opportunities, effectively lowering costs and raising revenues.

BOSTON MILLE MIGLIA TRIBUTE®

This 100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) will traverse historic routes of Northeast America with private hosted stops at unique, historic, and luxury locations.  At the end of the tour the participants will arrive into the weekend opening party to display the vehicles and enjoy a hosted evening of hospitality and entertainment.

BOSTON CONCOURS D’ELEGANCE

SMDI anticipates that it will be one of the premiere vintage automobile shows in the USA.  To be held in the Boston area, spectators will view spectacular vehicles from across the nation.  This event features over 150 dazzling museum quality vintage automobiles. Live musical entertainment, wonderful food and even a few celebrities drop by.

NEW YORK AMERICAN CLASSICS

This car show to be held on Long Island New York features some of the finest names in USA automobile history and will attract 7,000-10,000 guests per day.  Sponsorships are the primary revenue source, attracted to the show by its high-end demographics and the hospitality.

NEW YORK CONCOURS D’ITALIANO

This Italian car show to be held on Long Island New York will feature some of the finest names in Italian auto history and is expected to attract 10,000 guests per day.  Held at the same venue as the New York Concours d’Elegance and American Classics, this event is a showcase of the synergies that the Company seeks to accomplish with the consolidation as this event will share operational costs with its “sister” events and advertisers will be offered a broader package of sponsorship opportunities, effectively lowering costs and raising revenues.

NEW YORK MILLE MIGLIA TRIBUTE®

This 100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) will traverse historic routes of Long Island and NYC with private hosted stops at unique, historic, and luxury locations.  At the end of the tour the participants will arrive into the weekend opening party to display the vehicles and enjoy a hosted evening of hospitality and entertainment.

NEW YORK CONCOURS D’ELEGANCE

To be held each year on Long Island, spectators will view spectacular vehicles from across the nation.  This event features over 150 dazzling museum quality vintage automobiles. Live musical entertainment, wonderful food and even a few celebrities drop by.

CHICAGO AMERICAN CLASSICS

This car show, planned to be held in the greater Chicago area, will feature some of the finest names in USA automobile history and attracting thousands of guests per day.  Sponsorships and tickets sales are the primary revenue sources, attracted to the show by its high-end demographics and the hospitality.

CHICAGO CONCOURS D’ITALIANO

This Chicago Italian car show will feature some of the finest names in Italian auto history and is expected to attract 10,000 guests per day.  Held at the same venue as the Chicago Concours d’Elegance and American Classics, this event is a showcase of the synergies that the Company seeks to accomplish with the consolidation as this event will share operational costs with its “sister” events and advertisers will be offered a broader package of sponsorship opportunities, effectively lowering costs and raising revenues.

CHICAGO MILLE MIGLIA TRIBUTE®

This 100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) will traverse historic routes of the greater Chicago area with private hosted stops at unique, historic, and luxury locations.  At the end of the tour the participants will arrive into the weekend opening party to display the vehicles and enjoy a hosted evening of hospitality and entertainment.

CHICAGO CONCOURS D’ELEGANCE

To be held each year in the Chicago area, spectators will view spectacular vehicles from across the nation.  This event features over 150 dazzling museum quality vintage automobiles. Live musical entertainment, wonderful food and even a few celebrities drop by.

DALLAS AMERICAN CLASSICS

This car show, planned to be held in the Dallas area at a premiere resort property, will feature some of the finest names in USA automobile history and attracting thousands of guests per day.  Sponsorships and tickets sales are the primary revenue sources, attracted to the show by its high-end demographics and the hospitality.

DALLAS CONCOURS D’ITALIANO

This Dallas Italian car show will feature some of the finest names in Italian auto history and is expected to attract 10,000 guests per day.  Held at the same venue as the Dallas Concours d’Elegance and American Classics, this event is a showcase of the synergies that the Company seeks to accomplish with the consolidation as this event will share operational costs with its “sister” events and advertisers will be offered a broader package of sponsorship opportunities, effectively lowering costs and raising revenues.

DALLAS MILLE MIGLIA TRIBUTE®

This 100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) will traverse historic routes of the greater Dallas area with private hosted stops at unique, historic, and luxury locations.  At the end of the tour the participants will arrive into the weekend opening party to display the vehicles and enjoy a hosted evening of hospitality and entertainment.

DALLAS CONCOURS D’ELEGANCE

The Company anticipates that it will be one of the premiere vintage automobile shows in the USA.  To be held in Dallas at a premier resort property, spectators will view spectacular vehicles from across the nation.  This event features over 150 dazzling museum quality vintage automobiles. Live musical entertainment, wonderful food and even a few celebrities drop by.

LAS VEGAS AMERICAN CLASSICS

This car show will be held at the Wynn/Encore Resort and will showcase the American hotrods and muscle cars of yester - year, features some of the finest names in USA automobile history and is expected to attract thousands of guests per day. Sponsorships are the primary revenue source, attracted to the show by its high-end demographics and the hospitality.

LAS VEGAS CONCOURS D’ITALIANO

This Las Vegas Italian car show will feature some of the finest names in Italian auto history and is expected to attract 10,000 guests per day.  Held at the same venue as the Las Vegas Concours d’Elegance and American Classics, this event is a showcase of the synergies that the Company seeks to accomplish with the consolidation as this event will share operational costs with its “sister” events and advertisers will be offered a broader package of sponsorship opportunities, effectively lowering costs and raising revenues.

LAS VEGAS MILLE MIGLIA TRIBUTE®

This 100+ mile driving experience produced in the spirit of the red arrow (the original Italian Mille Miglia) will traverse historic routes of the greater Las Vegas area with private hosted stops at unique, historic, and luxury locations.  At the end of the tour the participants will arrive into the weekend opening party to display the vehicles and enjoy a hosted evening of hospitality and entertainment.

LAS VEGAS CONCOURS D’ELEGANCE

SMDI anticipates that this will be one of the premiere destination vintage automobile shows in the USA.  To be held at the Wynn/Encore Resort, spectators will view spectacular vehicles from across the nation.  This event features over 150 dazzling museum quality vintage automobiles. Live musical entertainment, wonderful food and even a few celebrities drop by.

TRADE SHOWS & EXPOS VERTICAL

Each of SMDI’s event properties will be economically enhanced with complementary “sister” events, such as trade shows and expos that are marketed to a wide array of vendors.  For example, at the Santa Barbara Concours, PSEI holds an outdoor expo with booths for corporate sponsors and product merchandisers to showcase their products before a targeted audience.  Expos are another example of the economies of scale and revenue maximizing synergies that PSEI expects to realize from centralized management and resource sharing.

LA HEALTH & FITNESS EXPO

Previously operated at the Long Beach Convention Center.  SMDI intends to reactivate and move the expo to the Los Angeles Convention Center with the objective of improving its revenue potential.

LIFE SPORTS EXPO

SMDI intends to reactivate and move the expo to the Los Angeles Convention Center.  The last 5-day expo enjoyed 20,000 attendees per day with 500 booths showcasing sports for life products including a boat show, mountain climbing, sports memorabilia, outdoor motor sports and cycling.

FOOD ENTERTAINMENT VERTICAL

Comprised of food exhibitions, wine tasting, music, art show and children events which tend to draw an affluent demographic, with the main revenues coming from sponsors, advertisers, and hospitality events.

SANTA BARBARA VINO D’ELEGANCE WINE FESTIVAL

An exclusive philanthropic event benefiting the Boys & Girls Club of Santa Barbara and hosted by the Santa Barbara Polo & Racquet Club in conjunction with Santa Barbara Concours d ‘Elegance.  Vino Villages made up of individual wine tasting booths and displays of high-end jewelry, art, and gourmet food will compliment the cars on the field and provide gathering areas for thousands of attendees.  Drawing affluent spectators from across the state, the Vino d’Elegance gives wineries a platform to reach a niche market of wine enthusiasts and an ideal customer base.

Between the outstanding restaurant tastes from around the world, the great backdrop of the vineyards and top-name entertainment the Taste of Napa is expected to have something for everyone.  In addition to the delicious food and drinks at the Taste of Napa, top-notch entertainment will keep the festival moving well into the evening.  Taste goers will be treated to continuous live entertainment throughout all hours of the festival.  With delicious food and drinks, incredible music and dancing, and the picturesque backdrop of the Napa Winery setting, The Taste is the perfect place to spend the entire weekend.

TASTE OF HOLLYWOOD

Incredible foods and beverages from greater LA as well as premium wineries come to showcase at this event.  A festival that’s fun for the whole family! Wineries and chefs will be on hand to provide samples of their finest selections.  Expand your knowledge through an array of seminars with topics such as herbs, wine making and food demonstrations.  Enjoy all the live entertainment, silent auction, and live bands performing!

TASTE OF MAUI

Beautiful nights, warm people, cool drinks, great food and a backdrop of wonderful music are all part of the Taste of Maui experience.  The three-day food, wine and music festival will serve up culinary masterpieces from over 30 of Maui’s finest restaurants, as well as 15 premium wineries from throughout California and New Zealand, ice cold brews and delicious cocktails.  From barbeque seared Ahi and tiramisu to prime rib and crème Brule, everyone is sure to find something pleasing to the palette—and probably a new restaurant to try after the Taste.

CONCERTS AND MUSIC FESTIVALS

Subject to raising sufficient Capital, the Company’s concert and music festival business will consist primarily of its promotion of concerts and operation of musical events.  The Company’s primary source of revenues will be from ticket sales, sponsorships, concessions, parking and other ancillary services.

Revenue from ticket sales will be affected primarily by the number of events the Company promotes, the average ticket price and the number of tickets sold.  The average ticket price depends on the popularity of the artist who the Company is promoting, the size and type of venue and the general economic conditions and consumer tastes in the market where the event is being held.  Revenue and margins are also affected significantly by the type of contract entered into with the artist or the artist’s representative.  The promoter or venue operator assumes the financial risk of ticket sales and is responsible for local production and advertising of the event.  However, in certain instances, the promoter agrees to accept a fixed fee from the artist for its services, and the artist assumes all financial risk.  When the promoter or venue operator assumes the financial risk, all revenue and expenses associated with the event are recorded.  When the artist assumes the risk, only the fee is recorded.  As a result, operating margins would be significantly greater for fee-based events as opposed to events for which the Company assumes the risk of ticket sales, although profits per event would tend to be lower.  Operating margins can vary from period to period.

The Company’s most significant operating expenses will be talent fees, production costs, venue operating expenses (including rent), advertising costs and insurance expense.  The booking of talent for concerts generally involves contracts for limited engagements, often involving a small number of performances.  Talent fees will depend primarily on the popularity of the artist, the ticket price that the artist can command at a particular venue and the expected level of ticket sales.  Production costs and venue operating expenses have substantial fixed cost components and lesser variable costs primarily related to expected attendance.

MAUI MUSIC FESTIVAL

In the past, this five-year-old event has consistently drawn the top jazz and alternative rock performers to the lavish Kaanapali and or Wailea Maui shores, attracting 3,000 to 5,000 tourists and residents per day.  A relaxed and vacation- like atmosphere makes the Festival a favorite among musicians, and the chance to hear and meet their idols brings in the fans.  This event is expanding to a 5 multi-day format with expos, merchandising opportunities and new music genres including rhythm and blues and soft rock.

MAUI JAZZ FESTIVAL

This new event is expected to draw the top jazz performers and will be combined with the premier culinary chefs from Hawaii and the best wineries from around the globe.  It takes place on the fairways adjacent to the Resorts in Maui.  The festival is projected to attract 5,000 tourists and residents per day over a three-day period.  A relaxed and vacation-like atmosphere makes the Festival a favorite among musicians and fans.  This event has high upside potential because it has not had sponsors before or taken advantage of broadcast revenues.

SANTA BARBARA INTERNATIONAL JAZZ FESTIVAL

Scheduled to be held in September, the Festival attracts jazz, Latin, and world music artists to a three-day party in Santa Barbara.  Past performances by musical legends such as The Soul City Survivors, Dave Brubeck and Les McCann have delighted average weekend audiences of 10,000 and have provided an ideal environment for targeted sponsorships.  SMDI intends to restore this event to its traditional high standards.

NAPA JAZZ FESTIVAL

The Napa Jazz Festival is expected to attract jazz, Latin, and world music artists to a five-day party in the vineyards.  The Napa Jazz Festival is a celebration of music, valley food, wine and art.

CORE TOUR CONCERT SERIES

The Panasonic e-wear Concert Series is a multiple city tour that is expected to bring some of the best amateur acts, as well as some biggest name bands to multiple cities across the USA.  The Core Tour Concert Series follows the schedule of the Core Tour Action Sport Series and has received an average attendance of 50,000 people per day.

PERUGIA INTERNATIONAL FILM FESTIVAL

A breathtaking experience complete with cinema, rich history, and culture, the Perugia International Film Festival will be a unique opportunity to taste the marriage of modern and historical art with the magnificence of Renaissance architecture. Perugia, Italy - city of architectural and artistic splendor, and the notable International Jazz music scene - is the ideal place to create this innovative and unique perspective crafted in a film festival. Perugia’s cherished historical ambiance, with theaters dating back centuries, is the perfect backdrop to illuminate the magic of cinematography. The soft launch of the Festival is slated for September 30th 2011 and the first annual Perugia International Film Festival will take place at the end of March 2012 under Executive Director Karen Arikian, 2008 Hamptons, New York International Film Festival, and is part the Berlin Film Festival Selections Commitee. Arikian was also the Co-Director of Berlin's European Film Market, one of the most important World Film Industries. Along with international movie premieres, screenings, and discussion forums, the Perugia International film festival will feature:

o	Movie Theaters: Teatro Morlacchi, Teatro Pavone, Sala Podiani, Sala dei Notari, Oratorio Santa Cecillia

o	Meetings: with actors/actresses, directors, and other professionals

o	Introduction: of New Technologies into Cinema production

SMDI has secured corporate sponsors, including Lungarotti Winery. SMDI has entered into a 10 year agreement with the City of Perugia and will receive full support from the Province of Perugia and the Region Umbria. The Perugia International Film Festival will marry technology and the arts through its relationship with two universities in the area. SMDI has partnered with William Morris Endeavor, one of the largest and most diversified entertainment agencies with offices in New York, Beverly Hills, Miami Beach, London, and Shanghai. WME is also a brand and impressions consultant for entertainment-based marketing. In accordance with Stratus Media Group, Inc., WME is working to establish the Perugia International Film Festival as the innovative and unprecedented International Film Festival in Italy. Additional partners include the MAC group, a communications agency specializing in planning, organizing and promoting luxury, entertainment, heritage & automotive events, the APT Tourism Board of the Umbria Region and the Umbria Film Commission.

CREDIT CARD MARKETING VERTICAL

STRATUS REWARDS VISA WHITE CARD

The Stratus Rewards VISA credit card and rewards system is a luxury lifestyle club that was created expressly to cater to the affluent lifestyle.  Originally developed by professionals seeking meaningful rewards above and beyond those offered by existing credit card loyalty programs, Stratus Rewards now has the opportunity to gain significant market share of the international high net worth and ultra high net worth cardholder population.  Recent service and program reductions by its primary competitor, the American Express Centurion Card, has resulted in dissatisfaction with the only internationally know payment card marketed to this population.   As a Visa card, Stratus Rewards will be the only globally accepted payment card in this segment and will be the preferred payment choice for most merchants and service providers.  The Program is currently being expanded to include a luxury e-commerce component that will encourage and increase member purchasing and significantly increase the value proposition for our partnerships with internationally know Tier 1 luxury brands.  Designed for maximum scalability, Stratus Rewards is projected to produce profit margins above 50% after one time launch expenses are incurred.  Revenue from membership fees and partner commissions produce net profits with less than 1000 cardholder/members.  Revenue from interchange (IF) and foreign exchange (FX) fees differ by geographic location of the issuing bank and are deposited a separate redemption account, ensuring the Company will have sufficient cash to fund redemptions; as such, redemptions are not considered a cost item.  Depending on the regulated amount of interchange allowed, IF & FX fees may also add significantly to net revenue.  Expenses to run the program include a significant marketing budget, cost of goods sold, concierge/customer service support and fee share agreements with issuing banks.  The Company plans to launch the card in the fall of 2011.

In May 2010, the Company signed a Co-branded Credit Card Agreement with Cornèr Bank to issue the Stratus Rewards Visa White Card throughout Europe.  The Company is actively seeking a new issuing bank for its United States Stratus Rewards program and is reviewing opportunities to co-brand with major regional banks in South America, Asia, Australia and the Middle East.  Expanding into the mass wealth card market to capture the aspirational affluent population is a natural growth strategy for the Company.

Seasonality

The Company’s event operations and revenues are expected to be seasonal in nature, with generally higher revenue generated in the third and fourth quarters of the year.  For example, based on the Company’s internal forecasts, the Company’s existing portfolio of events is expected to generate the majority of its revenues in the third and fourth quarter for the twelve months ended December 31st.  The Company’s outdoor venues will be primarily utilized in the summer months and do not generate substantial revenue in the late fall, winter and early spring.  Similarly, the musical concerts that the Company promotes largely occur in the second and third quarters.  To the extent that the Company’s entertainment marketing and consulting relate to musical concerts, they also predominantly generate revenues in the second and third quarters.  Therefore, the seasonality of the Company’s business causes (and, upon consummation of the intended Acquisitions) will likely probably continue to cause a significant variation in the Company’s quarterly operating results.  These variations in demand could have a material adverse effect on the timing of the Company’s cash flows and, therefore, on its ability to service its obligations with respect to its indebtedness.  However, the Company believes that this variation can be somewhat offset with the acquisition of events that are typically non-summer seasonal businesses.

Overview of the Live Entertainment Industry

With annual attendance at USA sporting events exceeding 470 million people, the sports business is $214 billion in revenue industry – larger than the US automobile business.  Combined with the $140 billion entertainment business, this is a formidable $354 billion playing field with tens of thousands of event properties available for acquisition.  The industry is subject to recessionary pressures but has historically grown 5-10 percent annually with greater numbers of fans, higher television ratings, and increased corporate sponsorships.

The sports marketing industry has been historically fragmented, with local and regional entrepreneurs comprising the majority of the companies.  In the late 1990’s and early 2000’s, several companies launched consolidation efforts and one of the companies, SFX, was extremely successful in building a multi-million company.  Fourteen months after launching a $256M IPO, SFX was acquired by Clear Channel Communications for $4.4 billion.  By 2000 there were three major companies -- Clear Channel Communications (Owner of SFX), Interpublic Group (Owner of Octagon and Magna Global Entertainment), and International Management Group (IMG).

In recent years, these companies (known as “the Big 3”) have divested significant portions of their live sports and entertainment holdings for several reasons (see “Competition” below):

In the marketing niche of the industry that SMDI occupies, the addressable market is estimated at $63 billion, divided as follows:

•
Sponsorships - $14 billion ~ represents sponsorships of leagues, teams, broadcasts and events.2   Sponsorships are high margin, and have enjoyed robust growth.  Sports receive 67 percent of all sponsorship dollars, with entertainment receiving nine percent and festivals receiving nine percent.

•
Event Entrance & Spending - $30 billion ~ includes ticket sales of $14 billion; concessions, parking, on-site merchandise sales of $12 billion; and premium seating revenue of $4 billion.  Spectator spending in these categories grew an average 18% between 2005 and 2006.3

•	Endorsements - $2 billion4

•	Media Broadcast Rights - $12 billion ~ includes the four major professional leagues (football, baseball, basketball, hockey), NASCAR, and College Sports.5

•
Professional Services - $15 billion6   ~ includes facility and event management at $7 billion; financial, legal and insurance services at $6 billion; marketing and consulting services at $2 billion; athlete representation at $385 million.

2 Sources: IEG Sponsorship Report, Street & Smith’s Sports Business Journal League Report Card.
3 Sources: U.S.  Securities and Exchange Commission filings, Association of Luxury Suite Directors, U.S.  Bureau of Economic Analysis, Statistical Abstract of the United States, Team Marketing Report’s Fan Cost Index reports on the NBA and NHL, Street & Smith’s SportsBusiness Journal research.
4 Sources: SportsBusiness Journal research, industry analysts
5 Sources: SportsBusiness Journal research, Gould Media Services, The Veronis Suhler Communications Industry Report
6 Sources: SportsBusiness Journal research, U.S.  Securities and Exchange Commission filings

Initially Targeted Events

Subject to available capital, SMDI has targeted specific niches in the live sports and entertainment markets for its initial growth.  These targets are expected to provide a combination of growth potential and reliable revenue streams.

Action Sports Industry ~ The action sports industry has expanded, evolved and contracted in the past ten years, No longer are the sports superstars admired by youth from traditional sports, but from skateboarding, snowboarding, motorcycles and bikes.  Currently dominated by the X-Games and now the Action Sports Tour promoted by NBC and Clear Channel, these events have elevated the sports and their sponsorships to a level that has eliminated all but the biggest of potential sponsors of action sports.

SMDI management has been involved in the growth of action sports since its inception and has captured a significant opportunity in the marketplace, through acquisitions of the Core Tour Action Sports and Concert Series, Ski Tour and Snowboard Tour.

MMA Industry

MMA has been described as the fastest growing sport in the world by mainstream sports media.  According to Spike TV, its reality show “Ultimate Fighter” airing on Spike TV has consistently delivered 2 million viewers each week during its first four seasons.  Currently, the sport is licensed in more than 30 states and four provinces in Canada and a number of other states are attempting to license the sport.  MMA is also extremely popular internationally with a number of its stars from other countries, including Brazil, United Kingdom, Japan and Korea.  MMA matches have taken place in many foreign countries.  Management believes that MMA is still a sport in its infancy with significant room to grow.

We believe there are over 25,000 gyms in the United States that teach some form of combat and over 20 million people participating in some form of combat training or martial arts.  We plan to provide the entertainment content and online tools wanted by the fans, fighters and organizations of combat sports.

Concert and Music Festival Industry ~ The concert and music festival industry consists primarily of regional promoters focused generally in one or two major metropolitan markets.  According to Amusement Business, industry gross box office receipts for North American concert tours totaled over $6 billion in 2007, compared to $1.1 billion in 1997, representing a compounded annual growth rate of approximately 20.9%.  SMDI believes that increases in ticket sales during the last several years are in part due to the increasing popularity of outdoor venues and amphitheaters as live entertainment venues, as well as an increasing number of tours that attract older audiences who did not previously attend musical concerts (such Jazz Festivals, concerts targeted at Baby Boomers etc.).

The music festival industry consists primarily of regional promoters focused in single geographic area.  Many live event experiences are created with unique accents that are targeted at specific audiences through activity or location on an annual basis.  SMDI believes there is significant opportunity in developing these music events that are unique in nature and held in desirable locations.  For example, PSEI’s multiple music festivals will provide a destination event and location that can capture fans on a national basis.  Costs are reduced through consolidating travel expenses including hotels, ground and air transportation and government travel subsidies.  These travel packages and the desirous locations allow for a premium ticket price driven by top name acts that can combine performance with a vacation at a reduced fee.

Additionally, SMDI will use its extensive television capability to extend the reach of each event well beyond the festival itself.   Producing television shows and using multi market radio promotion, PSEI festivals are not just a local affairs, but national platforms with extended media that provide value for sponsors and businesses for incentive travel programs.  These unique events with extended media provide for outstanding sponsorship opportunities that cannot be realized by ordinary concert venues.

SMDI has strong connections in the touring concert industry with artist management and concert promoters.  These relationships provide “first look” opportunities for artists and sponsorship opportunities with major acts.  PSEI will capitalize on these relationships to bring sponsors and major tours together.  Unlike sports, the music industry has not realized the full benefits of tour sponsorships.  PSEI expects to change this opportunity by providing the methods by which sponsors can capitalize on the biggest musical acts of the day.  15% commissions on sponsorships of $1 – 4 Million dollars plus activation programs that reach seven figures provide a significant profit area for PSEI.

College Sports Industry ~ The NCAA’s limitation of new bowl games makes the established, and generally profitable, bowl games that do exist much more valuable.  This situation could further improve if a playoff system is instituted in the existing bowl structure.

Bowl properties can be significant elements of an event portfolio.  They can be “win-win” events with the promoter enjoying high margins on sponsorships, and the sponsors realizing substantial investment returns.  For example, MasterCard’s sponsorship of the Alamo Bowl cost between $1 million and $1.5 million a year, and analysts figure MasterCard receives $3.5 million in exposure.7   Even smaller bowl games, such as the Chick-fil-A Peach Bowl and Gaylord Hotels Music City Bowl, pay handsomely when the sponsors integrate their product and service lines effectively into the game format, as SMDI intends to do with its new bowl properties.

Motor Sports Industry ~ Specialized motor sports events make up a growing segment of the live entertainment industry.  This growth has resulted from additional demand in existing markets and new demand in markets where new arenas and stadiums have been built.  The increasing popularity of specialized motor sports over the last several years has coincided with, and, in part, been due to, the increased popularity of other professional motor sports events, such as professional auto racing, including NASCAR, CART and Indy Car Racing.  A number of specialized motor sports events are televised on several of the major television networks and are also shown on television in markets outside of the United States.

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

Automobile shows and races draw an affluent demographic, and while participant fees, ticket and merchandise sales can he healthy, the main revenue sources are from sponsors, advertisers, and hospitality events.  Shows tend to be regional in nature, and within the region only a limited number of shows can be profitably operated.  Four shows dominate the western USA; they are independently operated but could offer an opportunity if consolidated and marketed with synergies in mind.  Additionally, auto shows integrated well with lifestyle sports, such as golf and tennis, and a coordinated program could enhance the combined event revenues.

Talent Representation Industry ~ Agenting involves the negotiation of employment contracts and the creation and evaluation of endorsement, promotional and other business opportunities for the client.  Agenting can be a lucrative business with high average margins.  A provider in this industry may also provide ancillary services, such as financial advisory or management services to its clients in the course of the representation.  By acquiring agent firms, SMDI can be in the position to add known names to its events, increasing ticket sales, sponsorships and advertising.

Trade Shows/Expos Industry ~ The USA trade show market generated $4.8 billion in revenue in 2010, with high margins and low capital expenditures.  Trade shows and expos, such as health or auto shows, can be a natural complement to SMDI’s major events.  By creating “cookie cutter” trade shows and expos that run concurrent with major anchor events, SMDI can gain maximum synergy from its event properties.  Trade shows experienced difficult times from terrorist threats and many are depressed properties that can be acquired inexpensively and turned into profitable enterprises with an improving economy and associated with SMDI’s anchor events.

Competition

The MMA market is fragmented.  According to MMA Weekly, the Ultimate Fighting Championship currently holds the first mover advantage and is the preeminent entity in the sport. In 2001, UFC was purchased from Semaphore Entertainment Group by ZUFFA, LLC, which is headed by Stations Casinos owners Frank Fertitta and Lorenzo Fertitta.  The first event sold less than 4,000 tickets and took in just over $215,000 at the gate.  A recent December 30, 2006 event sold approximately 12,000 tickets and took in over $5.3 million at the gate.  The Ultimate Fighting Championship’s pay-per-view numbers also continue to rise, exemplifying the sport’s increased popularity.  UFC is now consistently doing PPV business on a similar level as big-time boxing.  UFC has exceeded World Wrestling Entertainment in domestic orders.  The Randy Couture-Chuck Liddell show in February 2006, which originally projected at 350,000 PPV buys, is now estimated to top 400,000 buys.  The final buy rate for the UFC 60 event will be in the range of 615,000 to 625,000 pay-per-view buys and the gross PPV revenue will be approximately $25 million.  The initial buy rate estimate for UFC 61 is expected to top 775,000 buys which equals to approximately $31 million in gross PPV revenue.  UFC recently announced its intent to acquire PRIDE, a popular mixed martial arts company based in Japan. Strikeforce is currently the #2 player in MMA. Other notable participants in the MMA market include K-1, King of the Cage and Cage Rage.

7 Dean Bonham, The Bonham Group; Joyce Julius & Associates, 2010

The live sports and entertainment industry has been historically fragmented, with local and regional entrepreneurs comprising the majority of the companies.  In the late 1990s, several companies launched consolidation efforts and one of the companies, SFX, was extremely successful in building a $280 million company that was acquired by Clear Channel Communications for $4.4 billion.  By the early 2000’s three major companies -- Clear Channel Communications (Owner of SFX), Interpublic Group (Owner of Octagon, Magna Global Entertainment), and International Management Group (IMG) had established dominant positions which comprised an estimated 60-70 percent of industry revenues.

These companies (known as “the Big 3”) have divested some of their live sports and entertainment holdings for several reasons:

1.	The capital markets have been demanding that the parent companies focus on core competencies.

2.	The companies faced capital shortfalls and viewed the sports units as easy divestments.

3.	The parent companies never did an adequate job of integrating the sports units.

4.	A larger-than-life owner passed on and the family is reorganizing (IMG).

5.	Created potential conflicts between advertising division and event sales divisions.

As a result, the “Big 3” who are both competitors to and allies of SMDI, have been actively divesting whole or partial event assets.  They are formidable competitors in that they own the largest single owned quantity of events within the market, and are aggressive marketers.  They are allies in that they want SMDI’s acquisition strategy to succeed in buying properties they are divesting.

•
Clear Channel Communications has indicated that it wants to continue reaping the ancillary broadcast and other rights to many of the venues they own, but has begun to divest the event management side of the business.

•	Interpublic is dealing with the potential conflict of interest it created by divesting major event properties.

•
IMG is in the process of an ongoing major restructuring since its acquisition by its new owner Ted Fortsmann.  SMDI expects IMG’s restructuring may involve the divesting of major pieces of its portfolio.  The company is not expected to be in acquisition mode, or competitive with SMDI.

SMDI believes that its acquisition strategy can be even more profitable than the strategies used by the “Big 3” in the past.  SMDI has learned from their strategies (as outlined in “Industry”), and SMDI’s strategy is fundamentally different from the SFX model.  SFX sought total vertical integration, from ownership of the venue to negotiating a player’s salary.  This required SFX to manage the venues, which tend to run on low seven to eight percent margins.  SMDI’s sole focus is on owning the event content and talent rights that generates high margins and are in increasing demand in the Experience Economy.

In addition to the “Big 3” there are a number of second-tier sports marketing groups.  One or more of these groups may be attempting acquisition strategies that are similar to SMDI’s, though the Company is unaware of any such efforts.  The principal second-tier sports marketing groups are:

•	Anschutz Entertainment Group

Although these groups are significantly larger than SMDI, management believes that SMDI can implement its strategy in its targeted verticals.  Additionally, several of these companies are evaluating their strategic direction and may decide to sell parts of their sports portfolios, creating acquisition opportunities for SMDI.

SMDI also competes with a division of Live Nation.  Live Nation Entertainment is one of the largest live entertainment and eCommerce companies in the world. Live Nation was spun off from Clear Channel in 2005, a division of Live Nation - Live Nation Concerts produces and promotes upward of over 20,000 shows annually for more than 2,000 artists. Live Nation’s other major business units including ticketmaster.com and a management promotional group.

The majority of the remaining live sports and entertainment events are owned and operated by smaller organizations and individuals.  This industry remains fragmented and SMDI believes it is prime for consolidation.

Achieving Market Penetration

Historically, the majority of live sports and entertainment events have been regional and entrepreneurial in nature, owned by individuals, families, or charities.  Many of these events have been profitable in and of themselves, but their upside growth has been limited due to:

1.	Not knowing how to monetize additional revenue sources.

2.	Lack of access to working capital and limited resources.

3.	An uncompetitive approach to new revenues.

4.	Lack of size to draw the interest of major sponsors.

In SMDI’s discussions with 30+ event owners, it became clear that many would consider selling their ownership position for a combination of cash, stock and in some cases, a position running their event within a growing organization.  In this way, the owners could “cash out” some of their success, maintain a personal income and status related to the event, and have a high potential upside from the stock holdings.  Many owners remember turning down the offers they received from SFX when it was executing its consolidation in 1998-99, and are determined not to miss a similar opportunity again.

Maximizing Business Synergies

Key to SMDI’s strategy is the ability to create synergies across the expense and revenue side of the business.  On the expense side, there are a number of fixed costs of running an event.  An event operator with only one property must bear the full brunt of all cost items.  But SMDI’s experienced team can manage a number of events at the same time and spread many of the fixed and variable costs across multiple events, effectively bringing down the cost of operations.

The same is true on the revenue side.  Event owners are limited in their ability to negotiate premium sponsorships, maximize advertising opportunities, and increase average ticket prices and concession margins.  But SMDI’s extensive infrastructure would enable the efficient maximization of each of these revenue sources, as well as the development of new revenue sources.

This synergistic approach seeks to consolidate event properties and then craft individual large scale deals to allow companies to bundle advertising across diverse events.  Industry estimates say this kind of advertising agreement could make up 40 percent of all media deals in the future.

SMDI intends to acquire multiple events within a specific strategic vertical, with the goal of having one event per month.  With these events in place, SMDI can maximize performance synergies, as follows:

•
One of the “events” in this vertical is not known as a model of efficiency.  It nets approximately $1.5 million a year, but should net $3.5 million to $5 million a year.  SMDI can provide the catalyst for improving its profitability.

•
On the revenue side, the event’s principal sponsor may be a company such as PepsiCo (which spends $200 million plus a year on sponsorships).  This sponsor is paying a fee in the neighborhood of $1 million for the advertising and marketing rights.  When approaching the sponsor for next year’s race, the event will presumably again ask for a $1 million plus deal.  However, SMDI could go to this sponsor and tell them that with one deal they could sponsor 12 similar events plus complementary events (such as expos) over a 12 month period thereby ensuring a greater return for their sponsorship investment.  With SMDI, the sponsor could choose the venues and demographics they would like to sponsor/advertise to with a reach and frequency analysis that meets their objectives.  Instead of having to deal with numerous promoters and middlemen, the sponsor could become a “strategic partner” with SMDI in achieving their national advertising objectives.

•
Similar leveraging of scale can be exerted on all revenue sources (broadcast fees; ticket sales; participant fees; program and venue advertising; booth rentals; hospitality fees; merchandise and concession sales; percentages of parking and hotel revenues; and athlete management fees).

•	SMDI becomes a “one stop shop” for national advertisers and vendors, as well as local advertisers and vendors, increasing SMDI’s competitive advantage.

•
On the expense side, the event must carry 100 percent of the annual costs for a one day event.  However, SMDI could use one central infrastructure to manage the event as well as many more similar events.  This would generate economies at all levels, from general and administrative costs to negotiating bulk-buying deals with vendors.  Event costs vary by type of event, of course, but generally include team or individual participation payments; venue leasing; merchandise expense; staff costs; advertising; ticket printing and distribution, program printing; signage; security; medical support; judges salaries; trophies and prizes; equipment and facility rentals; food and beverages; entertainment; press facilities; licenses and permits.  SMDI believes these costs can be reduced an average of 30% when spread across multiple events.

•	On the balance sheet, these cost reductions and revenue increases are expected to generate substantial EBITDA growth. (See “Financials”)

Exploiting an Emerging Trend

SMDI believes an emerging trend may exert a “turbo effect” on its consolidation efforts, creating even greater upside potential than SFX experienced in its highly successful consolidation.  That trend is the proliferation of media and the rapid fragmentation of media audiences that makes it increasingly difficult for advertisers to “buy” the audience they seek.  Eighty percent of advertising executives believe this fragmentation is a “significant change” and 68 percent see the “convergence of content and marketing as a significant trend” in future advertising.8  Evidence abounds to support the advertising executives’ conclusions:

•	Over the last five years, use of the Internet to obtain news and entertainment resulted in average 30 percent less use of network television, and 20 percent less use of magazines and newspapers.9

•	Between 2001 and 2008, advertisers spent 25 percent less on newspaper ads and 15 percent less on local and national televisions spots while increasing spending 66 percent for cable television.10

•	As a marketing channel, sponsorship has been growing 20 percent faster than sales promotion and 30 percent faster than advertising and now represents 12 percent of the average marketing budget.11

•	Anheuser-Busch is the largest advertiser, spending nearly $264 million in 2006 and 82 percent of their advertising is in sports venues.

•	GM used to devote 75 percent of its marketing budget to traditional media; that figure fell to 60 percent. The difference goes into relationship marketing activities such as sponsorship.

•	Toyota spends 80 percent of its U.S. marketing budget on traditional advertising. But its Scion Division, which targets younger buyers, spends only 25 percent on traditional advertising.

•
Event sponsorship offers unique advantages that marketers can not always get elsewhere, including the ability to (1) hone in on a niche audience without any waste, (2) obtain heightened visibility with few or no competitive messages, (3) be associated with a prestigious venue, (4) develop business-to-business relationships in a relaxed environment, and (5) showcase the attributes of its product or service.

•
The COO of Coca-Cola has noted “the erosion of mass markets” and “the empowerment of consumers who now have an unrivaled ability to edit and avoid advertising” and “the emergence of an experience-based economy” which means that “corporate marketers will not reflexively turn to TV advertising” but instead turn to “ideas that bring entertainment value to our brands, and ideas that integrate our brands into entertainment.”12

The net effect is that media companies are in greater need of original content, and advertisers are in greater need of venues where their message is seen and acted upon.  As a consolidated force in the live sports and entertainment industry, SMDI could cater to both interests, providing compelling content to the media and prime advertising opportunities to advertisers.

Acquisition Strategy

Subject to the availability of capital, SMDI sees an opportunity now emerging to take a leading position in the $354 billion live sports and entertainment industry by being a significant player step in and “reconsolidate” a global complement of events, properties and companies.  This strategy is expected to create a profitable business by creating economies of scale and developing new revenue sources.

Company principals have reviewed the strengths and weaknesses of previous consolidation efforts launched by previous roll up strategies within the live entertainment industry.  Having been involved with these consolidations at an executive level, the principals are familiar with the strategic thinking, actual negotiations and executions of these previous acquisitions.  Accordingly the principals have sought to (1) amplify the strong points that enabled SFX’s consolidation success, and (2) mitigate the risks and shortcomings that led to the subsequent re-fragmentation of the industry (as outlined in “Industry”).

8 AAF Survey of Industry Leaders on Advertising Trends, September 2010
9 Arbitron/Edison Media Research, GartnerG2, Pew Internet & American Life, UCLA Center for Communication 2010
10 Jack Myers Media Investors Report, 2006
11 2008 IEG Sponsorship Report
12 Keynote remarks at Advertising Age Conference

To accomplish these goals, SMDI has established three critical criteria in targeting acquisitions, as follows:

1.	Target must be operating profitably or have a clear path to profitability.

2.	Target must add strategic synergies to existing portfolio of companies and events.

3.	Target should typically own 100% of revenue rights when possible, including television and radio broadcast, sponsorship, licensing, ticketing, merchandise, trademark, and intellectual property.

By adhering to these criteria, SMDI exerts a strict control on downside risk.  If SMDI is unable to continue to raise capital at any given point, SMDI believes it can (1) continue to operate profitably because each individual acquisition is either profitable or on the path to profitability, and (2) grow at a slower rate while still acquiring events and utilizing the profits for the purpose of strategic growth.

Additional Opportunities

SMDI may consider other opportunities in live sports and entertainment if they enable the Company to find synergies in sales of sponsorships and advertising; marketing the event to participants and/or attendees; actual event operations; merchandising, hospitality, and concessions agreements; and management of public relations, legal and financial matters.  As well, there are synergistic opportunities in publishing and travel that can evolve from owning the leadership position in this industry.

SMDI may also research and develop its own event properties when those properties are deemed to be organic, natural line extensions.  Management believes that the convergence of content and media will continue and that the “winners” will by companies that own and control content and possess the capability of creating original, sponsor-supported content.  Thus, SMDI may create its own network of event properties that deliver emotional, authentic, interactive “once-in-lifetime” type experiences for audiences of all kinds.  In this way, SMDI can further become a “one stop shop” for premium-value program content and escalate its value to major advertisers and sponsors.

Intellectual Property

SMDI has trademarked many of its currently owned events, and plans to trademark and copyright all new events and some of the remainder of its currently owned events.

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

RISKS RELATING TO OUR BUSINESS

Our Company is in early stages of development, which increases the risk of investments in our common stock

The Company is currently in the early stages of development, and plans on bringing its staffing, infrastructure and marketing programs to an operational level, subject to available capital.  Funding is needed to pay liabilities, reestablish operations, establish the business concept within current markets and to extend the business into new revenue generating markets through acquisitions.

We have incurred substantial losses, have not established business operations, and have received a “going concern” qualification from our auditors, which indicates that there are substantial risks in the Company establishing profitable operations and that the Company will need capital to continue as a going concern.

As noted in the opinion of our independent financial auditors, “The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has negative cash flow from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.”  The Company had net losses for 2010 and 2009 of $8,409,605 and $3,401,098, respectively.  As of December 31, 2010, the Company had negative working capital of $4,317,164 and cumulative losses of $26,483,387.  During 2011, the Company expects to raise capital and initiate the operation of events and the Stratus Rewards program.  However, until such time as operations are established with positive cash flows, the Company will require capital to continue as a going concern.

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

As of December 31, 2010, the total of intangible assets and goodwill was $3,329,033, or 60%, of our total assets of $5,575,537.  These intangible assets and goodwill are evaluated on an annual basis for impairment of the balance sheet value due to active or dormant status, competitive conditions, changes in Company plans, and other factors that the Company determines are highly likely to reduce the ability of these assets to generate cash in the future.  As of December 31, 2010, the Company determined that the $450,000 of value assigned to Stratus Rewards as Corporate Membership was no longer available to the Company and that $100,000 of value assigned to Stratus Rewards proprietary software had been impaired given the availability of commercial software with similar or better functionality.  In addition, the Company took an impairment charge against the value of the Maui Music Festival of $100,000.  Accordingly, the Company took total impairment charges of $650,000 as of December 31, 2010.

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

In 2004, the Company realized $2,554,600 of revenues from events.  There were no revenues from events in 2006, the total revenues from events in 2005, 2007 and 2008 was $252,741, which was derived from smaller-scale, standalone events rather than recurring annual events of a larger scale anticipated in our business plan, and there were no revenues in 2009.  During 2010, the Company conducted the Santa Barbara Concours d' Elegance on a limited basis and realized revenues of $40,189.  Assuming sufficient capital, the Company intends to reestablish those events with sufficient critical mass to afford economies of scale in operations. While the Company believes that the nature of the event business allows for events to be readily reestablished and that it has the experience and management expertise to re-establish those events, there can be no assurance that such events will be successfully reestablished. The Company believes that it has full ownership of these events and related intellectual property, but there can be no assurance that unknown or unforeseen claims will not arise after successful reestablishment of such events.

Our credit card marketing operations, dormant since October 2007, are planned to be reestablished in 2011.

In May 2010, the company signed a Co-branded Credit Card Agreement with Cornèr Bank, a private Swiss bank headquartered in Lugano, Switzerland, to issue the Stratus Rewards Visa White Card throughout Europe.  Cornèr Bank is a founding member bank of VISA and controls 20% of the Board of Visa Europe.  The Company is developing its concierge service, privilege program, e-commerce platform and marketing strategy for a planned launch in the fall of 2011.  Card member services will be performed by SMDI and outside vendors.  Key support vendors have been identified and contractual negotiations are in process.   While the Company believes that these negotiations will be successful and contractual relationships will be established, there can be no assurances that relationships will be established.

Our company depends on its key executive officer.

The Company depends on Paul Feller, our Chairman and CEO and we do not have key-person life insurance policies on him. To achieve its business objectives, the Company must hire additional personnel to fill key managerial positions and provide them with compensation packages sufficient to retain their services. The Company’s future success will depend upon the ability of its executive officers to establish clear lines of responsibility and authority, to work effectively as a team and to gain the trust and confidence of its employees. The loss of the services of a key employee could seriously impair the Company’s ability to operate and improve its events portfolio, which could reduce its revenues. The Company must also identify, attract, train, motivate and retain other highly skilled, technical, managerial, merchandising, engineering, accounting, marketing and customer service personnel.

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

From November 3, 2008 to December 31, 2010, the average price of our common stock was $1.55 per share, with a low of $0.27 per share and a high of $2.57 per share, on an average trading volume per day of 26,396 shares.  As noted below, it is possible that trading volumes could increase significantly following April 22, 2010 and such increased volume could lead to significant fluctuations in the price of our stock.

We have a significant amount of stock that is eligible for resale under a Rule 144 exemption, and we have also sold stock that is, or will become within six months, eligible for resale under a Rule 144 exemption.  Sales of such stock could depress the stock price significantly.

As of March 1, 2011 we had 65,005,581 shares of common stock outstanding, of which 63,096,550 were eligible for resale under Rule 144.  Of such 63,096,550 shares, 26,416,000 shares are held by the Company’s Chairman and CEO that have significant limitations on resale and 9,405,000 are held by an affiliate with volume restrictions on resale, leaving 27,275,550 of these shares that are eligible for resale under Rule 144 with minimal restrictions.

Of these 63,096,550 shares eligible for resale under Rule 144, 4,500,000 shares held by the predecessor company were eligible for resale on March 18, 2008 when the Company completed its reverse merger and became a publicly-traded entity, 49,500,000 shares held by Company shareholders at the time of the reverse merger were eligible for resale on April 14, 2010 and 8,096,550 shares issued pursuant to private placements were eligible for resale as of March 1, 2011.

Since the Company is the result of a “reverse merger,” shares can only be sold under an exemption from Rule 144(i), which pertains to shares issued by a company that executed a reverse merger.  Under an exemption from Rule 144(i), the exemption may be granted to remove the restrictive legend on stock certificates only for a specified sale of securities and not as a “blanket” removal that removes the restrictive legend and allows for sale at unspecified dates in the future.

Additionally, the Company is in the process of completing a placement of convertible notes.  If the placement is completed, the Company is required to file a registration statement with the SEC with the respect to the resale of its shares issuable pursuant to the conversion of the notes and the exercise of the warrants issued thereunder, which would make all such shares eligible for resale upon approval by the SEC.  If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline significantly.  If significant amounts of such shares of stock eligible for resale were sold, such sales could result in significant declines in our stock price.

If we fail to continue to meet all applicable continued listing requirements of the Over The Counter Bulletin Board Market and our common stock is delisted from this market, the market liquidity and market price of our common stock could decline significantly.

Our common stock is listed on the Bulletin Board.  Among other requirements to maintain such listing, we need to file our Quarterly Reports on Form 10Q and our Annual Report on Form 10K with the SEC in a timely manner.  We did not file our Quarterly Reports on Form 10Q on time for the periods ended March 31, 2008 and June 30, 2008, but have filed on time from that point until the filing of the 2010 Annual Report on 10K, which is late.  In the event that delisting occurs because these SEC reports are filed late, we will need to file all periodic SEC reports in a timely manner for one year and meet other applicable listing criteria before becoming eligible again for Bulletin Board listing.

In the event our common stock returns to the Pink Sheets, the market for our common stock will be adversely affected and the market price for our common stock could decline significantly.

As of December 31, 2010, our Founder, Chairman and CEO, Paul Feller and co-Founder, Dr. Ralph Feller, collectively controlled approximately 56% of our outstanding common stock.

As a result, these stockholders, if they act together, will be able to influence the Company management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Stockholders will have minimal influence over these actions.  This concentration of ownership may have the effect of delaying or preventing a change in control of the Company and might adversely affect the market price of our common stock.

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

From May 2008 to June 2009, our corporate headquarters were located in West Hollywood, California, where we leased approximately 2,600 square feet of space for our corporate headquarters, general administrative functions, and sales and marketing efforts at $8,500 a month from April 1, 2008 to October 31, 2008, and $11,400 per month from November 1, 2008 until we vacated the lease in May 2009.  Subsequent to our departure from the premises, the Company settled with the landlord to pay $105,000 to terminate the lease.

We believe our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.   LEGAL PROCEEDINGS

In connection with a settlement agreement in May 2005, a judgment was entered in the Superior Court of the County of Los Angeles against PSEI for the previous owners of the “Core Tour” event of $483,718 plus interest.  The dispute arose out of the PSEI’s purchase of the “Core Tour” event from the plaintiffs.  As of December 31, 2008, the Company recorded the $483,718 judgment.  On July 31, 2008, PSEI, the Company and Core Tour agreed to a revised settlement whereby Stratus will retain all rights of the Core Tour events for $483,718 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.   If PSEI is not able to agree on a timetable for payment of the $483,718 and/or is not able to pay the Core Tour parties, the Core Tour parties have the right to enforce their judgment against PSEI in that amount.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.  On November 2, 2010, the Core Tour parties obtained a levy for the judgment of $483,718 against PSEI.

In February 2006, a former employee filed an action against PSEI and Mr. Feller in Los Angeles Superior Court, alleging breach of employment contract. In October 2006, the court entered a default judgment against the defendants for $363,519 and PSEI recorded a charge and set up a reserve of this amount for the year ended December 31, 2006.  In September 2007, PSEI and Mr. Feller filed a motion to set aside the default judgment, which was granted in March 2008.  PSEI reversed the reserve of $363,519 during 2008.  In May 2008, the plaintiff filed an appeal of the order setting aside the default judgment. In September 2009, the court of appeals affirmed the order setting aside the default judgment, and trial in this matter was set for July 2010.  Additionally, in September 2009, the plaintiff amended the complaint to add the Company as a defendant.  The jury trial concluded on July 28, 2010 with the jury finding in favor of the Company, PSEI, and Mr. Feller on all counts, except two counts as against PSEI only, requiring payment by PSEI to plaintiff of $20,510.  A hearing date is scheduled for May 23, 2011 seeking to award the Company, PSEI and Mr. Feller attorney fees in excess of $347,213 to be paid by the former employee.

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

A former attorney for the Company filed an action against PSEI in Los Angeles County Superior Court seeking to collect allegedly unpaid legal fees in September 2005. Plaintiff purported to effect service on PSEI by service on the California Secretary of State, and on its President by publication. Plaintiff obtained a default judgment in July 2006 for $30,416.  In February 2008, PSEI filed a motion to set aside the default judgment, and for leave to defend the action. The motion was denied.  This amount is fully reserved on the PSEI’s financial statements, and included in the Company’s financial statements through consolidation, and pursuant to a settlement agreement, a payment of $5,000 was made in 2010.

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

In July 2010, Mark Hill, a shareholder of the Company served a demand for arbitration alleging that the Company refused to remove transfer restrictions on shares of Company stock owned by him. The Demand alleges that such refusal constituted breach of contract, implied covenant of good faith and fair dealing and conversion and seeks unspecified compensatory damages, injunctive relief and attorney fees and costs.  The Company is defending the claims.

In March 2011, four shareholders of the Company filed an action in Superior Court of California, Santa Barbara County, against the Company, the Company's Chief Executive Officer and Chief Financial Officer and its outside directors. The complaint alleges violations of the California Corporations Code and federal securities laws relating to the issuance of securities to the plaintiffs and breach of fiduciary duty, contract and covenant of good faith and fair dealing and conversion relating to the alleged refusal to allow the plaintiffs to sell their shares.  The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. The Company believes that the claims are without merit and intends to defend the action.

Item 4.   RESERVED

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Prior to the Reverse Merger on March 14, 2008, our stock was listed on The Pink Sheets LLC, a privately owned company whose Electronic Quotation Service provides an Internet-based, real-time quotation service (Pink Sheets).  From March 14, 2008 until September 19, 2008, our stock continued to be listed on the Pink Sheets   On September 19, 2008, our stock was approved for listing on the OTC Bulletin Board®, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities that provides for improved liquidity and a larger potential shareholder base that those provided by the Pink Sheets.  On November 3, 2008, we had obtained the CUSIP numbers and market makers needed for our stock to actively begin trading on the Bulletin Board.

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

Fiscal Period	High	Low

2010:
First Quarter	$2.25	$1.10
Second Quarter	$2.05	$0.79
Third Quarter	$1.15	$0.33
Fourth Quarter	$0.70	$0.27

2009:
First Quarter	$1.71	$1.32
Second Quarter	$2.00	$1.44
Third Quarter	$2.29	$1.80
Fourth Quarter	$2.57	$1.85

As of December 31, 2010 there were approximately 1,266 stockholders of record of our common stock

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2010

During the year ended December 31, 2010, the Company raised $2,310,000 through the issuance of 3,474,230 shares of common stock and $625,720 through the issuance of Series C and Series D preferred shares.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) and Regulation D.

Use of Proceeds from Sale of Registered Equity Securities

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None during the fourth quarter of 2010.

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

Condensed, Summary Operations Statements and Balance Sheets

	2006	2007	2008	2009	2010
		(Restated)	(Restated)
Condensed, Summary Operations Statement
Event revenues	$-	$129,259	$33,606	$-	$40,189
Stratus White Card revenues	380,989	179,502	6,583	-
Total revenues	380,989	308,761	40,189	-	40,189

Total cost of revenues	9,250	76,120	24,679	-	210,393
Gross profit (loss)	371,739	232,641	15,510	-	(170,204)

Non-cash charges for impairment, fair value,
warrants and options	-	1,713,369	1,231,283	1,802,398	3,584,040
Other operating expenses	1,102,623	1,338,227	1,006,603	1,786,869	3,882,712
Total operating expenses	1,102,623	3,051,596	2,237,886	3,589,267	7,466,752
Loss from operations	(730,884)	(2,818,955)	(2,222,376)	(3,589,267)	(7,636,956)

Total other (income)/expenses	(571,376)	(218,498)	(129,109)	(188,169)	772,649
Net loss	$(159,508)	$(2,600,457)	$(2,093,267)	$(3,401,098)	$(8,409,605)

Basic and diluted loss per share	$(0.00)	$(0.05)	$(0.04)	$(0.06)	$(0.14)
Basic and diluted weighted-average common shares	48,364,526	48,845,906	53,959,831	57,693,157	61,580,154

	2006	2007	2008	2009	2010
		(Restated)	(Restated)
Condensed, Summary Balance Sheets
Total current assets	$405,865	$187,853	$219,163	$4,333	613,150
Property and equipment, net	25,530	12,913	2,469	1,798	10,051
Intangible assets, net	4,474,408	4,428,998	4,067,355	2,951,098	2,255,688
Goodwill	2,073,345	2,073,345	1,073,345	1,073,345	1,073,345
Acquisition and other deposits	-	-	-	252,494	1,623,303
Total assets	$6,979,148	$6,703,109	$5,362,332	$4,283,068	5,575,537

Current liabilities
Bank overdraft	$66,980	$-	$-	$8,260	$62,796
Accounts payable	327,395	601,768	603,189	384,951	903,258
Deferred salary, legal judgment, and line of credit	1,741,702	1,979,132	95,732	133,232	421,357
Accrued interest	527,523	695,557	193,421	242,284	310,634
Other accrued expenses and other liabilities	380,073	608,219	815,942	990,011	1,320,595
Loans and notes payable	1,120,085	1,418,750	1,552,005	922,017	1,427,956
Event acquisition liabilities	1,153,761	1,153,760	913,760	483,718	483,718
Deferred revenue	102,475	6,917	-	-	-
Redemption fund reserve	346,806	124,293	124,293	-	-
Total current liabilities	5,766,800	6,588,396	4,298,342	3,164,473	4,930,314
Non-current portion of notes payable	1,000,000	1,000,000	625,000	625,000	625,000
Total liabilities	6,766,800	7,588,396	4,923,342	3,789,473	5,555,314

Total shareholders' equity/(deficit)	212,348	(885,287)	438,990	493,595	20,223
Total liabilities and shareholders' equity/(deficit)	$6,979,148	$6,703,109	$5,362,332	$4,283,068	$5,575,537

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

On March 30, 2010, the Company entered into Amendment number 2 to the SIA, which provided for an extension of the closing date to May 14, 2010 under the terms and conditions of the SIA and the previous Amendment, and required the Company to continue to fund the operations of PEI and the auditors of PEI. On May 12, 2010, the Company entered into Amendment number 3 to the SIA, which extended the closing date to September 30, 2010 under the terms and conditions of the SIA and the previous amendments, and required the Company to continue to fund the operations of PEI and all parties associated with the audit of PEI.  On September 29, 2010, the Company entered into Amendment number 4 to the SIA, which extended the closing date to July 31, 2010 under the terms and conditions of the SIA and the previous amendments (see footnote 21 “Subsequent events”).  On July 30, 2010, the Company entered into Amendment number 5 to the SIA, which extended the closing date to October 31, 2010 under the terms and conditions of the SIA and the prior amendments and required the Company to make a defined payment to legal counsel for PEI.  On October 30, 2010, the Company entered into Amendment number 6 to the SIA, which extended the closing date to November 30, 2010.  The Company entered into Amendment number 7 to the SIA, which extended the closing date to March 31, 2011.  The Company has verbally agreed to extend the closing date April 30, 2011.

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

Gross Profit (loss)

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

Goodwill and intangible assets were as follows:

	December 31,
	2010	2009

Licensing rights for events	$2,124,258	$2,224,258
Goodwill for Stratus Rewards	1,073,345	1,073,345
Identified intangible assets for Stratus Rewards	131,430	726,840
Total intangible assets and goodwill	$3,329,033	$4,024,443

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

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus a premium for equity risk, plus a premium related to small companies in general, plus a risk premium for factors specific to the Company and the business that range from 10.0% for events to 40% for the Stratus Rewards Visa card.  The total discount rates ranged from 35% for events to 65% for the Stratus Rewards program.  Terminal values are determined by taking cash flows in year five of the forecast, then applying an annual growth of 2.2% to 4.1% for the next seven years and discounting that stream of cash flows by the discount rate used for that section of the business.

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $3,329,033.

We believe that the events carried as intangible assets on the balance sheet will generate revenues and be profitable because they were profitable when they were acquired by Stratus and the Company has demonstrated that it can operate events in a profitable manner.

The following chart shows each event with an intangible value on the balance sheet as of December 31, 2010 and the peak revenue and gross margin that each event achieved prior to acquisition.  It should be noted that most events while privately owned tend to commingle business and personal expenses in an attempt to minimize profitability and the attendant tax liability, and that once owned by the Company we have or intend to eliminate those personal expenses in an attempt to maximize profitability.

		Pre- Acquisition Peak Year Results (rounded to nearest thousand)
	Peak Year	Revenues	Gross Margin $	Gross Margin %
Freedom Bowl	1996	3,603,000	607,000	16.8%
Santa Barbara Concours	2000	880,000	229,000	26.0%
Beverly Hills Concours	2001	1,304,000	274,000	21.0%
Core Tour	2002	2,300,000	667,000	29.0%
Maui Music Festival	2000	923,000	203,000	22.0%
		$9,010,000	$1,980,000	21.9%

As of December 31, 2010, the following are the results and assumptions used for the valuation of intangibles assets and goodwill:

		Unaudited
				Key Forecast Assumptions
	As of 12/31/2010				Year	Annual
	Book	Fair	Fair Value	Discount	Revenues	Growth
Event/Item	Balance	Value	As % of Book	Rate	Begin	Rate
Beverly Hills Concours	$169,958	$1,819,849	1,071%	35%	2011	7%
Santa Barbara Concours	243,000	2,529,936	1,041%	35%	2011	7%
Core Tour	1,067,069	1,632,755	153%	35%	2011	16%
Freedom Bowl	344,232	983,592	286%	35%	2012	7%
Maui Music	300,000	417,454	139%	35%	2012	13%
Total Events	2,124,259	7,383,586	348%

Stratus Rewards:
Technology	58,629
Membership list	49,500
Corporate partner list	23,300
Corporate membership	-
Goodwill	1,073,345
Total Stratus Rewards	1,204,774	15,528,253	1,289%	65%	2011	171%
Total Events & Stratus	$3,329,033	$22,911,839	688%

Key assumptions and risk factors for each of the events and Stratus Rewards are as follows.  Each event carries general risks of restarting an event after being dormant for a number of years and requires the availability of sufficient capital, along with the specific risks mentioned below.

Most events are held during the summer months and require approximately six months of lead time to adequately plan the event.  We believe that with the receipt of adequate funding by the second quarter of 2011, we will have more than sufficient time to plan and execute the Beverly Hills Concours and Core Tour events in 2011 and Maui Music event for 2012.  To allow for the NCAA approval process, we deferred the assumed start of the Freedom Bowl until 2012.

Beverly Hills Concours:  The Company plans on running this car show in 2011 and have initiated a number of internal meetings and planning sessions to do so.  Revenues in 2011 are forecast at $2,305,000.   Revenues are assumed to grow at 7% per year thereafter as the event becomes reestablished and gains in popularity.  This event was last operated by the Company in August 2007.  In order to allow for ticket revenue and restricted access, Stratus is planning on moving from the Rodeo Drive location used in the past to another venue. The success of the event is dependent on revenues from sponsorship, gated VIP and special events held in conjunction with the event, and entrance fees for vehicles.

Santa Barbara Concours:  The Company planned to operate the Santa Barbara Concours in 2009 but had to postpone the event due to venue site problems.  The Company ran a limited version of this event in 2010 which generated revenues of $40,189.  In 2011, revenues from this event are forecast at $2,181,000.  After reestablishing the event, it is assumed to grow at a rate of 7% per year.  Depending on the venue selected for the event, the Company may have to obtain local permits, the granting of which cannot be assured.

Core Tour:  The Company has been in discussions with the former principals of the Core Tour for them to play active operations management consulting roles to initiate the Core Tour in 2011.  This event has not been run since 2004.  Revenues are forecast to begin in 2011 at $1,680,000, compared with peak revenues in 2002 of $2,300,000.  Revenues are assumed to grow at 16% per year thereafter as the events become established.  In addition to the need to obtain local permits to conduct the events, the involvement of the former principals is important for the event to be successfully run, since these principals have extensive knowledge of the market, the venues and the competitors.

Freedom Bowl:  This event was last conducted in 1996, prior to the Company’s acquisition of this event in 1998.  The Company plans to begin recertification in 2011 to allow for sufficient time for the National College Athletics Association to recertify this event for 2012 and strategic negotiations with target NCAA Conference alignment.  While there is no guarantee that certification will be achieved by 2010, revenues in 2012 are forecast to be $3,124,000, compared with peak revenues in 1996 of $3,603,000.  In the event that recertification is not obtained timely, forecasted revenues will be delayed by one year.  Revenues are assumed to grow at 7% per year thereafter as the event becomes established.  In order to conduct this event successfully, the Company must obtain certification from the NCAA, obtain acceptance and cooperation from the appropriate NCAA Conference(s), obtain a stadium lease, and obtain television coverage with acceptable economics.

Maui Music Festival:  this event was last conducted in 2002, prior to its acquisition by the Company in 2003.  This event is planned to be restarted in the summer of 2012, with forecast revenues of $620,000, compared with peak revenues in 2000 of $923,000.  After restarting the event, revenues are assumed to increase at 13% per annum thereafter.  In order to conduct this event successfully, the Company must obtain local permits, engage the appropriate artists to perform and obtain the cooperation of local hotels and tour operators to establish “package” deals for customers to combine attendance at the festival with hotel and vacation planning.

Stratus Rewards VISA Program:  Revenues for 2011 are forecast to be $5,313,000, which is substantially higher than the $517,620 of revenues realized in the 22 months the program was run by Stratus. The limited amount of revenues realized during this 22 month period was largely related to the then-sponsoring bank limiting the acceptance of new cardholders.  This is based on the assumption that a new sponsoring bank will activate more users than the passive involvement of the prior bank and resulting failure to process applications shown by the prior sponsoring bank.  In order for this effort to be successful, the Company must engage a sponsoring bank and that bank must actively support the Company’s efforts in establishing and expanding this program.  In addition, the credit card market is highly regulated and if regulations change in such a manner that restricts the Company’s ability to expand, the value of the intangibles related to the Stratus Rewards VISA program could be adversely affected.

We have hired an experienced bank executive as Vice President of Stratus Rewards with the sole responsibility to obtain one or more new banks as partners in the program and to relaunch the program by 2011.  Effective May 14, 2010, Stratus Media Group, Inc. (the “Company”) entered into a Co-branded Card Agreement (the “Agreement”) with Cornèr Banca SA (the “Bank”), located in Lugano, Switzerland.  Under the Agreement, the parties agreed to jointly launch a co-branded consumer card payment solution targeted at high net worth individuals and a co-branded commercial payment solution targeted at small and mid-sized businesses.  The cards, to be issued by the Bank, will include a loyalty rewards program.  The cards are targeted to residents of Europe.  The initial term of the Agreement is five years.  The Company, among other things, will be responsible for marketing and administration of, and expenses relating to, the rewards program.  The Bank will be responsible for issuing the cards.  The Company receives a share of purchase transactions generated by a card holder and membership and initiation fees.

We perform a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the fair value of an intangible asset below its carrying amount. We engaged an outside service provider, who computed the estimated fair value of our intangible assets at December 31, 2010, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated fair value of the reporting unit to the carrying value of the reporting unit.

As of December 31, 2010, the Company determined that the $450,000 of value assigned to Stratus Rewards as Corporate Membership was no longer available to the Company and that $100,000 of value assigned to Stratus Rewards proprietary software had been impaired given the availability of commercial software with similar or better functionality.  Accordingly, the Company took total impairment charges of $550,000 as of December 31, 2010, and wrote off the $450,000 carrying value of the Stratus Rewards Corporate Membership and reduced the carrying value of the Stratus Rewards software by $100,000.

As of December 31, 2009, the Company determined that the seller of the Beverly Hills Concours event could not deliver the vote of the merchants on Rodeo Drive to allow the event to be held there.  Because of that determination and the statute of limitations had expired on the ability of the sellers to collect on the remaining portion of the event acquisition liability, the Company eliminated the remaining event acquisition liability and wrote the $430,043 against the Beverly Hills Concours intangible asset, resulting in no net expense.  During 2009, a trademark expired relating to the Long Beach Marathon and the Company has elected to not renew the trademark and to no longer plan to conduct this event in the future.  Accordingly, an impairment charge of $300,000 was taken in 2009.  In addition, the Company determined that $15,000 of intangible assets for athlete management had been impaired and a charge was taken in 2009 for this amount.  The fair value for the Maui Music Festival as of December 31, 2009 was determined to be $510,356, which was less than the book value of this asset.  Accordingly, the Company recorded an impairment charge of $325,805 to bring the book value for the Maui Music Festival to $400,000.  The Company incurred another impairment charge of $100,000 at December 31, 2010.

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

As of December 31, 2010, the Company had a deferred tax asset of $10,708,426, that was fully reserved and a net operating loss carryforward of approximately $23,402,642 for Federal purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

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

Results of Operations for the Year Ended December 31, 2010

Revenues

Revenues for 2010 (“Current Period”) were $40,189, an increase of $40,189 from $0 in revenues for 2009 (“Prior Period”).  The event revenues in the Current period were related to a decreased-scale Santa Barbara Concours d’Elegance held in October 2010.

Gross Profit (Loss)

The overall gross margin for the Current Period was negative $170,204, compared to overall gross margin for the Prior Period of $0.  The decreased-scale Santa Barbara Concours d’Elegance held in October 2010 was designed to re-establish the Company’s position in the automotive event business.  To do so, the Company established a cost structure intended to successfully position the business, rather than a cost structure intended for profitability.  Of the $210,393 in cost of revenues for this event, $75,246 was for advertising and marketing, $65,200 was for facilities and rentals, $13,536 was for charitable contributions and $56,411 was for other expenses.

Operating Expenses

Overall operating expenses for the Current Period were $7,466,752, an increase of $3,877,485, or 108%, from $3,589,267 in the Prior Period.  General and administrative expenses in the Current Period of $2,167,840 increased by $1,189,594, or 118%, from $992,497 in the Prior Period, primarily related to an increase of $800,477 in personnel expenses in the Current Period and an increase of $170,233 in marketing and promotion expenses, primarily for the Company’s White Card program.

 Impairment of Intangible Expenses for the Current Period was $650,000, an increase of $9,195, or 1%, from $640,805 in the Prior Period.  The amount of expense in both years was based on the Company’s annual review for impairment.

Warrant and Fair Value expense was $2,934,040, an increase of $1,772,447, or 153%, from $1,161,593 in the Prior Period, related to a $2,531,268 increase in Black-Scholes expense for options granted during the Current Year for employment contracts, offset by a decrease of $758,821 in Fair Value expense related to securities being sold in 2010 that were closer to market price than in 2009.

Legal and professional services of $1,665,200 increased by $918,032, or 123%, from $747,168 in the Prior Period, primarily related to an increase of $355,173 in consulting services used to establish and develop operations in Europe, $302,500 for financial consultants to assist in raising capital for the Company and providing financial guidance, and an increase of $419,707 in legal expenses, primarily related to litigation, offset by a $169,520 reduction in general consulting expenses.  Depreciation and amortization remained relatively constant with $49,672 in the Current Period, compared with $47,204 in the Prior Period.

Other (Income)/Expenses

Other Income/(Expenses) for the Current Period was a net expense of $691,260, which decreased by $1,002,346, or 322%, from a net gain of $311,086 in Prior Period.   The net expense in the Current Period was related to an expense of $704,480 for the issuance of 835,822 shares of common stock as final settlement of a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.  The net gain of $311,086 in the Prior Period reflected a gain of $312,971 on the writeoff for accounts payable related to events that were canceled in 2004 and 2005 and which were past the statute of limitations for collection.

Interest Expense

Interest expense was $81,389 in the Current Period, a decrease of $41,528, or 34%, from $122,917 in the Prior Period, primarily related to lower levels of debt.

Quarterly Results (Unaudited)

The following table sets forth in thousands our unaudited historical revenues, operating income and net loss by quarter during 2009 and 2010:

	Three Months Ended (Thousands except earnings per share)
	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10

Revenues	$-	$-	$-	$-	$-	$-	$-	$40
Cost of Revenues	-	-	-	-	-	-	-	210
Gross Profit	-	-	-	-	-	-	-	(170)

Impairment of intangibles	-	-	-	641	-	-	-	650
Fair value charge for stock sales
and value of warrants issued	111	305	110	635	2,838	807	635	(1,360)
Other operating expenses	270	426	461	631	548	1,013	1,008	1,328
Total operating expenses	381	731	571	1,907	3,386	1,820	1,643	618

Loss from operations	(381)	(731)	(571)	(1,907)	(3,386)	(1,820)	(1,643)	(788)
Other (income) expenses	27	(21)	(19)	(176)	540	18	190	25
Net Loss	$(408)	$(710)	$(552)	$(1,731)	$(3,926)	$(1,838)	$(1,833)	$(813)

Basic and diluted earnings
per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.07)	$(0.03)	$(0.03)	$(0.01)
Basic and diluted weighted-
average common shares	57,250	57,776	57,751	57,986	59,087	60,768	62,522	64,139

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2010 and 2009 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

During the year ended December 31, 2010, we sold 3,474,230 shares to investors for $2,310,000.  The Company is actively pursuing equity capital and is targeting an initial raise of $10 million to $20 million.  The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses.  Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

As of December 31, 2010, our principal sources of liquidity consisted of accounts payable and accrued expenses and the issuance of equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we will require working capital for sales and marketing costs to market our event properties. At December 31, 2010, we had no cash on hand and we had negative working capital of $4,317,164.  At December 31, 2009, we had no cash on hand and we had negative working capital of $3,160,140.

Cash Flows

The following table sets forth our cash flows for 2010 and 2009:

	Year Ended December 31,
	2010	2009
Operating activities	$(1,981,126)	$(1,057,070)
Investing activities	(1,384,445)	(213,122)
Financing activities	3,365,571	1,269,392
Total change	$-	$(800)

Operating Activities

Operating cash flows for 2010 reflect our net loss of $8,409,605, offset by a source of funds from working capital of $728,293, impairment of intangible assets of $650,000, non-cash items (depreciation and amortization) of $49,672, and expense for value of stock issued in excess of liabilities received of $2,934,040.  The change in working capital is primarily related to an increase of $518,307 of accounts payable, a net of $293,125 of accrued salaries, and $525,678 of accrued liabilities, offset, in part, by an increase in prepaid expenses.

Operating cash flows for 2009 reflect our net loss of $3,401,098, offset by a source of funds from working capital of $336,277, impairment of intangible assets of $640,805, non-cash items (depreciation and amortization) of $47,204 and expense for value of stock issued in excess of liabilities received of $1,161,593. The change in working capital is primarily related to a net of $277,500 of accrued salaries, $118,305 of accrued interest, and $217,916 of accrued liabilities, offset by a decrease of $163,832 for deferred salaries.

Investing Activities

Capital constraints resulted in no cash used in investing activities during either period.

Summary of Contractual Obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2010 that are fixed and determinable by year.

					After
	Total	2011	2012	2013	2013
Debt obligations*	$1,000,000	$375,000	$500,000	$125,000	$-
Other debt obligations	547,017	547,017	-	-	-
Event acquisition liabilities	483,718	483,718	-	-	-
Legal Judgments	90,732	90,732	-	-	-
Rent obligations	207,612	69,204	69,204	69,204	-
Total	$2,329,079	$1,565,671	$569,204	$194,204	$-

*
Debt incurred in connection with acquisition of Stratus.  Repayment is triggered by first funding of at least $3,000,000.  For purposes of this schedule such funding is assumed to occur by June 30, 2011.

Financing Activities

During 2010, we received cash proceeds of $2,310,000 and $625,720 from the sales of common and preferred stock, respectively.  In 2009, we received cash proceeds of $1,294,000 from the sale of common stock.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Stratus Media Group, Inc.
Santa Barbara, California

We have audited the accompanying balance sheets of Stratus Media Group, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratus Media Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Goldman Kurland Mohidin, LLP
Encino, California
April 25, 2011

STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	613,150	4,333
Total current assets	613,150	4,333

Deposits	40,494	40,494
Property and equipment, net	10,051	1,798
Intangible assets, net	2,255,688	2,951,098
Goodwill	1,073,345	1,073,345
Acquisition deposits	1,582,809	212,000
Total assets	$5,575,537	$4,283,068

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank overdraft	$62,796	$8,260
Accounts payable	903,258	384,951
Deferred salary	330,625	37,500
Accrued interest	310,634	242,284
Accrued expenses - legal judgments	90,732	95,732
Other accrued expenses and other liabilities	1,320,595	859,387
Loans payable to officers and a director	795,939	445,624
Current portion of notes payable to shareholders	465,000	465,000
Notes payable	167,017	142,017
Event acquisition liabilities	483,718	483,718
Total current liabilities	4,930,314	3,164,473

Non-current liabilities
Non-current portion of notes payable to shareholders	625,000	625,000

Total liabilities	5,555,314	3,789,473

Commitments and contingencies

Shareholders' equity
Series C 10% Preferred Stock, $30.00 par value: 1,000,000	454,799	-
shares authorized, 18,365 and 0 shares outstanding
Series D 10% Preferred Stock, $30.00 par value: 500,000	143,976	-
shares authorized, 5,999 and 0 shares outstanding
Common stock, $0.001 par value: 200,000,000 shares authorized	64,122	58,615
64,122,301 and 58,613,793 shares issued and outstanding
Additional paid-in capital	26,590,681	18,508,762
Stock subscription receivable, net	(749,968)	-
Accumulated deficit	(26,483,387)	(18,073,782)
Total shareholders' equity	20,223	493,595
Total liabilities and shareholders' equity	$5,575,537	$4,283,068

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

Net revenues	$40,189	$-
Cost of revenues	210,393	-
Gross profit	(170,204)	-

Operating expenses
General and administrative	2,167,840	992,497
Impairment of intangible assets	650,000	640,805
Warrant expense and fair value
charge for stock sales	2,934,040	1,161,593
Legal and professional services	1,665,200	747,168
Depreciation and amortization	49,672	47,204
Total operating expenses	7,466,752	3,589,267

Loss from operations	7,636,956	(3,589,267)

Other (income)/expenses
Other (income)/expenses	691,260	(311,086)
Interest expense	81,389	122,917
Total other (income) expenses	772,649	(188,169)

Net loss	$8,409,605	$(3,401,098)

Basic and diluted loss
per share	$(0.14)	$(0.06)

Basic and diluted weighted-
average common shares	61,580,154	57,693,157

See Accompanying Notes to Financial Statements

STRATUS MEDIA GROUP, INC.
STATEMENTS OF STOCKHOLDER’S EQUITY / (DEFICIT)

	Common Stock		Additional	Accumulated	Subscription	Series C 10%	Series D
	Shares	Amount	Paid-In Capital	Deficit	Receivable	Preferred	Preferred	Total

Balance as of December 31, 2008	57,130,879	$57,132	$15,154,541	$(14,672,684)	$(100,000)			$438,989

Issuance of common stock for cash	1,100,707	1,100	1,292,900					1,294,000
Value of warrants			388,921					388,921
Stock issued for services	75,770	76	158,149					158,225
Charge for fair value of common stock
above selling price			772,671					772,671
Stock issued to settle amounts owed to
officer of Company	425,836	426	899,961					900,387
Cancellation of stock subscription receivable	(119,399)	(119)	(158,381)		100,000			(58,500)
Net loss				(3,401,098)				(3,401,098)
Balance at December 31, 2009	58,613,793	$58,615	$18,508,762	$(18,073,782)	$-			$493,595

Issuance of common stock for cash	3,474,230	3,474	2,306,526					2,310,000
Issuance of preferred stock for cash			26,945			454,799	143,976	625,720
Value of warrants and options			3,157,233					3,157,233
Stock issued for services	1,198,456	1,197	1,360,796					1,361,993
Stock issued to settle claim	835,822	836	703,644					704,480
Charge for fair value of common stock
above selling price			(223,193)					(223,193)
Stock subscription receivable			749,968		(749,968)
Net loss				(8,409,605)				(8,409,605)
Balance at December 31, 2010	64,122,301	$64,122	$26,590,681	$(26,483,387)	$(749,968)	$454,799	$143,976	$20,223

See Accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(8,409,605)	$(3,401,098)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	49,672	47,204
Impairment of intangible assets, net of related liabilities	650,000	640,805
Value of stock issued in excess of value received
and for warrant expense	2,934,040	1,161,593
Stock issued for services	1,361,993	158,149
Stock issued to settle legal disputes	704,480	-
Increase / (decrease) in:
Inventory	-	10,165
Deposits and prepaid expenses	(608,817)	9,482
Accounts payable	518,307	(8,966)
Deferred salary	293,125	(163,832)
Accrued interest	68,350	277,500
Legal judgment	(5,000)	118,305
Other accrued expenses and liabilities	462,329	217,916
Redemption fund reserve	-	(124,293)
Net cash used in operating activities	(1,981,126)	(1,057,070)

Cash flows from investing activities:
Capital expenditures	(13,636)	(1,122)
Advances to acquisition targets	(1,370,809)	(212,000)
Net cash used in investing activities	(1,384,445)	(213,122)

Cash flows from financing activities:
Bank overdraft	54,536	8,260
Transfer from restricted to operating cash	-	50,023
Proceeds on loans payable to officers and a director	350,315	(30,391)
Proceeds on notes payable	25,000	(52,500)
Proceeds from issuance of preferred stock	625,720	-
Proceeds from issuance of common stock	2,310,000	1,294,000
Net cash provided by financing activities	3,365,571	1,269,392

Increase/(Decrease) in cash and cash equivalents	-	(800)

Cash and cash equivalents, beginning of period	-	800

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of accrued interest into common stock	$-	$69,442
Conversion of loans, accrued salary, accrued interest and expenses due to
an officer of the company into common stock	$-	$900,387

See accompanying Notes to Financial Statements

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

1.	Business

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

2.    Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations.  The Company had net losses for 2010 and 2009 of $8,409,605 and $3,401,098, respectively.  As of December 31, 2010, the Company had negative working capital of $4,317,164 and cumulative losses of $26,483,387.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.  During 2010, the Company raised $2,935,720 in capital through the issuance of $2,310,000 of common stock and $625,720 of preferred stock.  In 2009, the Company raised $1,294,000 in capital through the issuance of common stock.  The Company is actively seeking additional capital to establish operations, restart the card and event businesses and complete and integrate targeted acquisitions.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.  From January 1, 2011 through April 22, 2011, the Company has raised a total of $1,354,990 in capital from placements of a combination of its Series D Preferred Stock and common stock with warrants.

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

 Goodwill and Intangible Assets

Intangible assets consist of goodwill related to the Stratus Rewards Visa White Card that we have acquired. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, which is codified in FASB ASC Topic 350, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

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

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $3,329,033.

We believe that the events carried as intangible assets on the balance sheet will generate revenues and be profitable because they were profitable when they were acquired by Stratus and the Company has demonstrated that it can operate events in a profitable manner.

The following chart shows each event with an intangible value on the balance sheet as of December 31, 2010 or 2009 and the peak revenue and gross margin that each event achieved prior to acquisition.  It should be noted that most events while privately owned tend to commingle business and personal expenses in an attempt to minimize profitability and the attendant tax liability, and that once owned by the Company we have or intend to eliminate those personal expenses in an attempt to maximize profitability.

		Pre- Acquisition Peak Year Results (rounded to nearest thousand)
	Peak Year	Revenues	Gross Margin $	Gross Margin %
Freedom Bowl	1996	3,603,000	607,000	16.8%
Santa Barbara Concours	2000	880,000	229,000	26.0%
Beverly Hills Concours	2001	1,304,000	274,000	21.0%
Core Tour	2002	2,300,000	667,000	29.0%
Maui Music Festival	2000	923,000	203,000	22.0%
		$12,460,000	$3,681,000

As of December 31, 2010, the following are the results and assumptions used for the valuation of intangibles assets and goodwill:

		Unaudited
	As of 12/31/2010			Key Forecast Assumptions
					Year	Annual
	Book	Fair	Fair Value	Discount	Revenues	Growth
Event/Item	Balance	Value	As % of Book	Rate	Begin	Rate
Beverly Hills Concours	$169,958	$1,819,849	1,071%	35%	2011	7%
Santa Barbara Concours	243,000	2,529,936	1,041%	35%	2011	7%
Core Tour	1,067,069	1,632,755	153%	35%	2011	16%
Freedom Bowl	344,232	983,592	286%	35%	2012	7%
Maui Music	300,000	417,454	139%	35%	2012	13%
Total Events	2,124,259	7,383,586	348%

Stratus Rewards:
Technology	58,629
Membership list	49,500
Corporate partner list	23,300
Corporate membership	-
Goodwill	1,073,345
Total Stratus Rewards	1,204,774	15,528,253	1,289%	65%	2011	171%
Total Events & Stratus	$3,329,033	$22,911,839	688%

Key assumptions and risk factors for each of the events and Stratus Rewards are as follows.  Each event carries general risks of restarting an event after being dormant for a number of years and requires the availability of sufficient capital, along with the specific risks mentioned below.

Most events are held during the summer months and require approximately six months of lead time to adequately plan the event.  We believe that with the receipt of adequate funding by the second quarter of 2011, we will have more than sufficient time to plan and execute the Beverly Hills Concours and Core Tour in 2011 and Maui Music events in 2012.  To allow for the NCAA approval process, we deferred the assumed start of the Freedom Bowl until 2012.

Beverly Hills Concours:  The Company plans on running this car show in 2011 and have initiated a number of internal meetings and planning sessions to do so.  Revenues in 2011 are forecast at $2,305,000.   Revenues are assumed to grow at 7% per year thereafter as the event becomes reestablished and gains in popularity.  This event was last operated by the Company in August 2007.  In order to allow for ticket revenue and restricted access, Stratus is planning on moving from the Rodeo Drive location used in the past to another venue. The success of the event is dependent on revenues from sponsorship, gated VIP and special events held in conjunction with the event, and entrance fees for vehicles.

Santa Barbara Concours:  The Company planned to operate the Santa Barbara Concours in 2009 but had to postpone the event due to venue site problems.  The Company ran a limited version of this event in 2010 which generated revenues of $40,189.  In 2011, revenues from this event are forecast at $2,181,000.  After reestablishing the event, it is assumed to grow at a rate of 7% per year.  Depending on the venue selected for the event, the Company may have to obtain local permits, the granting of which cannot be assured.

Core Tour:  The Company has been in discussions with the former principals of the Core Tour for them to play active operations management consulting roles to initiate the Core Tour in 2011.  This event has not been run since 2004.  Revenues are forecast to begin in 2011 at $1,680,000, compared with peak revenues in 2002 of $2,300,000.  Revenues are assumed to grow at 16% per year thereafter as the events become established.  In addition to the need to obtain local permits to conduct the events, the involvement of the former principals is important for the event to be successfully run, since these principals have extensive knowledge of the market, the venues and the competitors.

Freedom Bowl:  This event was last conducted in 1996, prior to the Company’s acquisition of this event in 1998.  The Company plans to begin recertification in 2011 to allow for sufficient time for the National College Athletics Association to recertify this event for 2012 and strategic negotiations with target NCAA Conference alignment.  While there is no guarantee that certification will be achieved by 2010, revenues in 2012 are forecast to be $3,124,000, compared with peak revenues in 1996 of $3,603,000.  In the event that recertification is not obtained timely, forecasted revenues will be delayed by one year.  Revenues are assumed to grow at 7% per year thereafter as the event becomes established.  In order to conduct this event successfully, the Company must obtain certification from the NCAA, obtain acceptance and cooperation from the appropriate NCAA Conference(s), obtain a stadium lease, and obtain television coverage with acceptable economics.

Maui Music Festival:  this event was last conducted in 2002, prior to its acquisition by the Company in 2003.  This event is planned to be restarted in the summer of 2012, with forecast revenues of $620,000, compared with peak revenues in 2000 of $923,000.  After restarting the event, revenues are assumed to increase at 13% per annum thereafter.  In order to conduct this event successfully, the Company must obtain local permits, engage the appropriate artists to perform and obtain the cooperation of local hotels and tour operators to establish “package” deals for customers to combine attendance at the festival with hotel and vacation planning.  At December 31, 2010, the Company recorded an impairment charge of $100,000 against this event.

Stratus Rewards VISA Program:  Revenues for 2011 are forecast to be $5,313,000, which is substantially higher than the $517,620 of revenues realized in the 22 months the program was run by Stratus. The limited amount of revenues realized during this 22 month period was largely related to the then-sponsoring bank limiting the acceptance of new cardholders.  This is based on the assumption that a new sponsoring bank will activate more users than the passive involvement of the prior bank and resulting failure to process applications shown by the prior sponsoring bank.  In order for this effort to be successful, the Company must engage a sponsoring bank and that bank must actively support the Company’s efforts in establishing and expanding this program.  In addition, the credit card market is highly regulated and if regulations change in such a manner that restricts the Company’s ability to expand, the value of the intangibles related to the Stratus Rewards VISA program could be adversely affected.

We have hired an experienced bank executive as Vice President of Stratus Rewards with the sole responsibility to obtain one or more new banks as partners in the program and to relaunch the program by 2011.  Effective May 14, 2010, Stratus Media Group, Inc. (the “Company”) entered into a Co-branded Card Agreement (the “Agreement”) with Cornèr Banca SA (the “Bank”), located in Lugano, Switzerland.  Under the Agreement, the parties agreed to jointly launch a co-branded consumer card payment solution targeted at high net worth individuals and a co-branded commercial payment solution targeted at small and mid-sized businesses.  The cards, to be issued by the Bank, will include a loyalty rewards program.  The cards are targeted to residents of Europe.  The initial term of the Agreement is five years.  The Company, among other things, will be responsible for marketing and administration of, and expenses relating to, the rewards program.  The Bank will be responsible for issuing the cards.  The Company receives a share of purchase transactions generated by a card holder and membership and initiation fees.

We perform a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the fair value of an intangible asset below its carrying amount. We engaged an outside service provider, who computed the estimated fair value of our intangible assets at December 31, 2010, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated fair value of the reporting unit to the carrying value of the reporting unit.

As of December 31, 2010, the Company determined that the $450,000 of value assigned to Stratus Rewards as Corporate Membership was no longer available to the Company and that $100,000 of value assigned to Stratus Rewards proprietary software had been impaired given the availability of commercial software with similar or better functionality.  Accordingly, the Company took total impairment charges of $550,000 as of December 31, 2010.

As of December 31, 2009, the Company determined that the seller of the Beverly Hills Concours event could not deliver the vote of the merchants on Rodeo Drive to allow the event to be held there.  Because of that determination and the statute of limitations had expired on the ability of the sellers to collect on the remaining portion of the event acquisition liability, the Company eliminated the remaining event acquisition liability and wrote the $430,043 against the Beverly Hills Concours  intangible asset, resulting in no net expense.  During 2009, a trademark expired relating to the Long Beach Marathon and the Company has elected to not renew the trademark and to no longer plan to conduct this event in the future.  Accordingly, an impairment charge of $300,000 was taken in 2009.  In addition, the Company determined that $15,000 of intangible assets for athlete management had been impaired and a charge was taken in 2009 for this amount.  The fair value for the Maui Music Festival as of December 31, 2009 was determined to be $510,356, which was less than the book value of this asset.  Accordingly, the Company recorded an impairment charge of $325,805 to bring the book value for the Maui Music Festival to $400,000.  In addition, at December 31, 2010, the Company recorded an additional $100,000 impairment charge related to the Maui Music Festival to bring the book value to $300,000.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for 2010 or 2009.

Capitalized Software Costs

We did not capitalize any software development costs during the years 2010 or 2009. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

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

Inventory

Inventory consists of event merchandise valued at the lower of cost (determined on the first-in, first-out basis) or market. If deemed necessary, we will provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. We had no inventory reserves at December 31, 2010 or 2009.

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the years 2010 or 2009, as they are antidilutive to loss per share.

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

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options.   For the fiscal year ended December 31, 2010, we granted options to purchase 3,210,000 shares of common stock.  There were no option grants in 2009.  Future option grants will be calculated using expected volatility based upon the average volatility of our common stock.

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

As of December 31, 2010, the Company had a deferred tax asset of $10,708,426, that was fully reserved and a net operating loss carryforward of approximately $23,402,642 for Federal purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

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

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This Update amends and clarifies the acquisition date to be used for reporting pro forma financial disclosures when comparative financial statements are presented. In addition it requires a description of the nature of and amount of any material, non-recurring pro forma adjustments directly attributable to the business combination. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The standard will become effective for the Company beginning in January 2011 and will not have an impact on the Company’s financial position or results of operations as it only amends required disclosures.

4.     Litigation

In connection with a settlement agreement in May 2005, a judgment was entered in the Superior Court of the County of Los Angeles against PSEI for the previous owners of the “Core Tour” event of $483,718 plus interest.  The dispute arose out of the PSEI’s purchase of the “Core Tour” event from the plaintiffs.  As of December 31, 2008, the Company recorded the $483,718 judgment.  On July 31, 2008, PSEI, the Company and Core Tour agreed to a revised settlement whereby Stratus will retain all rights of the Core Tour events for $483,718 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.   If PSEI is not able to agree on a timetable for payment of the $483,718 and/or is not able to pay the Core Tour parties, the Core Tour parties have the right to enforce their judgment against PSEI in that amount.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.  On November 2, 2010, the Core Tour parties obtained a levy for the judgment of $483,718 against both PSEI and the Company.

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

A former attorney for the Company filed an action against PSEI in Los Angeles County Superior Court seeking to collect allegedly unpaid legal fees in September 2005. Plaintiff purported to effect service on PSEI by service on the California Secretary of State, and on its President by publication. Plaintiff obtained a default judgment in July 2006 for $30,416.  In February 2008, PSEI filed a motion to set aside the default judgment, and for leave to defend the action. The motion was denied.  This amount is fully reserved on the PSEI’s financial statements, and included in the Company’s financial statements through consolidation, and pursuant to a settlement agreement, a payment of $5,000 was made in 2010.

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

In July 2010, Mark Hill, a shareholder of the Company served a demand for arbitration alleging that the Company refused to remove transfer restrictions on shares of Company stock owned by him. The Demand alleges that such refusal constituted breach of contract, implied covenant of good faith and fair dealing and conversion and seeks unspecified compensatory damages, injunctive relief and attorney fees and costs.  The Company is defending the claims.

In March 2011, four shareholders of the Company filed an action in Superior Court of California, Santa Barbara County, against the Company, the Company's Chief Executive Officer and Chief Financial Officer and its outside directors. The complaint alleges violations of the California Corporations Code and federal securities laws relating to the issuance of securities to the plaintiffs and breach of fiduciary duty, contract and covenant of good faith and fair dealing and conversion relating to the alleged refusal to allow the plaintiffs to sell their shares.  The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. The Company believes that the claims are without merit and intends to defend the action.

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

Effective May 14, 2010, Stratus Media Group, Inc. (the “Company”) entered into a Co-branded Card Agreement (the “Agreement”) with Cornèr Banca SA (the “Bank”), located in Lugano, Switzerland.  Under the Agreement, the parties agreed to jointly launch a co-branded consumer card payment solution targeted at high net worth individuals and a co-branded commercial payment solution targeted at small and mid-sized businesses.  The cards, to be issued by the Bank, will include a loyalty rewards program.  The cards are targeted to residents of Europe.  The initial term of the Agreement is five years.  The Company, among other things, will be responsible for marketing and administration of, and expenses relating to, the rewards program.  The Bank will be responsible for issuing the cards.  The Company receives a share of purchase transactions generated by a card holder and membership and initiation fees.

6.     Property and Equipment

Property and equipment were as follows:

	December 31,
	2010	2009
Computers and peripherals	$56,863	$52,873
Office Machines	20,705	11,058
Furniture and fixtures	56,468	56,468
	134,036	120,399
Less accumulated depreciation	(123,985)	(118,601)
	$10,051	$1,798

For the years ended December 31, 2010 and 2009, depreciation expense was $4,262 and $1,793, respectively

7.  Goodwill and intangible assets

Goodwill and intangible assets were as follows:

	December 31,
	2010	2009

Licensing rights for events	$2,124,258	$2,224,258
Goodwill for Stratus Rewards	1,073,345	1,073,345
Identified intangible assets for Stratus Rewards	131,430	726,840
Total intangible assets and goodwill	$3,329,033	$4,024,443

Intangible assets of the Company were as follows:

	December 31,
	2010	2009
Intangible Assets
Events
Beverly Hills Concours	$169,957	$169,957
Santa Barbara Concours d'Elegance	243,000	243,000
Cour Tour/Action Sports Tour	1,067,069	1,067,069
Freedom Bowl	344,232	344,232
Maui Music Festival	300,000	400,000
Total - Events	2,124,258	2,224,258

Stratus Rewards
Purchased Licensed Technology, net of	58,630	193,240
accumulated amortization of $187,471 and $152,860
Membership List, net of accuulated amortization	49,500	60,300
of $58,500 and $47,700
Corporate Partner List	23,300	23,300
Corporate Membership	-	450,000
Total - Stratus Rewards	131,430	726,840
Total Intangible Assets	$2,255,688	$2,951,098

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

As of December 31, 2009, the Company determined that the seller of the Beverly Hills Concours event could not deliver the vote of the merchants on Rodeo Drive to allow the event to be held there.  Because of that determination and the statute of limitations had expired on the ability of the sellers to collect on the remaining portion of the event acquisition liability, the Company eliminated the remaining event acquisition liability and wrote the $430,043 against the Beverly Hills Concours  intangible asset, resulting in no net expense.  During 2009, a trademark expired relating to the Long Beach Marathon and the Company has elected to not renew the trademark and to no longer plan to conduct this event in the future.  Accordingly, an impairment charge of $300,000 was taken in 2009.  In addition, the Company determined that $15,000 of intangible assets for athlete management had been impaired and a charge was taken in 2009 for this amount.  The fair value for the Maui Music Festival as of December 31, 2009 was determined to be $510,356, which was less than the book value of this asset.  Accordingly, the Company recorded an impairment charge of $325,805 to bring the book value for the Maui Music Festival to $400,000.  At December 31, 2010, the Company determined the book value of the Maui Music Festival to be $300,000 and incurred an impairment expense of $100,000 for the year ended December 31, 2010.

The purchased licensed technology and membership list are being amortized over their estimated useful life of 10 years.  For the years ended December 31, 2010 and 2009, amortization expense was $34,611 and $45,410, respectively.  During 2010, the company determined that approximately $100,000 of the purchased technology should be expensed as the value of this technology has decreased at a faster rate than originally estimated at the time of acquisition.  In addition, the Company determined that the acquired Corporate Membership should be expensed as this relationship with the Company had discontinued during 2010.

8.  Deferred Salary

Our president has an employment contract that stipulates an annual salary of $240,000.  He has not received payments for salary since prior to 2006 and the $240,000 per year is accrued quarterly.  On December 31, 2009 and 2008, our president received shares as payment for accrued salary as of those dates (see footnote 11 for more details).  An employee of the Company is currently receiving 50% of his base salary in cash and deferring 50% until certain conditions have been met.  As of December 31, 2010 and 2009, deferred salary was $330,625 and $37,500, respectively.

9.  Accrued expenses – legal judgments

As of December 31, 2010 and 2009, we had $90,732 and $95,732 reserved as Legal Judgments to accrue for a judgment of $65,316 related to amounts due under a consulting contract related to the acquisition of an event, and $30,416 related to allegedly unpaid legal bills from a former attorney for the Company.  A payment of $5,000 was made during the fiscal year ended December 31, 2010.  See Footnote 4 for addition information regarding these amounts.

10.  Accrued liabilities

Accrued liabilities consisted of the following:

	December 31,
	2010	2009

Professional fees	$254,244	$163,207
Travel expenses	202,436	202,436
Consultant's fees	281,387	63,858
Payroll related	525,864	348,638
Other	56,664	81,248
Total accrued liabilities	$1,320,595	$859,387

11. Loans payable to officers and director

The Loans Payable to Officers and a Director represent loans from the Company’s President, an officer and a member of the board of directors and amounted to the following:

	December 31,
	2010	2009

President and director, interest at 9.5%	$391,993	$200,000
An officer, non-interest bearing	127,421	130,624
An officer, interest at 5.0% if not repaid on timely basis	231,525	-
A director, interest at 10.0%	45,000	115,000
Total	$795,939	$445,624

These loans are unsecured, due on demand, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. Interest expense on these loans for the fiscal years ended December 31, 2010 and 2009 was $49,398 and $81,862, respectively.

On December 31, 2009, the Company issued 425,836 shares of common stock to the President of the Company as payment of $900,387 for a portion of the loan due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2009.

In connection with the employment agreement for its Senior Vice President and Chief Operating Officer, the Company assumed a promissory note of $231,525 formerly owed to him by ProElite, Inc. and agreed to pay the promissory note with $121,525 payable to him upon the closing of the acquisition of ProElite by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition.  Any unpaid amounts after 180 days following the closing of the acquisition will bear interest at 5% per annum.  The promissory note for $231,525 is included in the Acquisition Deposits account in the Balance Sheet as of December 31, 2010.

In connection with the employment agreement for its Senior Vice President and Chief Financial Officer, the Company agreed to repay approximately $127,421 of past consulting fees and expenses over a 15-month period.

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

These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions.  The $1,000,000 note related to the purchase of Stratus Rewards does not bear interest.  For the years ended December 31, 2010 and 2009, the Company incurred interest expense on these Notes Payable to Related Parties of $9,000 and $9,000, respectively.

13.  Notes payable

Notes Payable consisted of the following:

	December 31,
	2010	2009

To a shareholder (unsecured). Payable on demand
and bears interest at 10%.	$107,017	$132,017

To non-shareholder
(unsecured). Payable on demand and
does not bear interest	60,000	10,000

Total (all current)	$167,017	$142,017

These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions.  For 2010 and 2009, the Company incurred interest expense on these Notes Payable of $19,383 and $15,920, respectively.

14.  Event acquisition liabilities

At December 31, 2010 and 2009, the Company’s balance sheet reflected an event acquisition liability of $483,718 related to the Core Tour/Action Sports Tour.

15.  Other income/(expenses)

Net expense in the Current Period was related to a $704,481 expense for the issuance of 835,822 shares of common stock as final settlement of a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.  The net gain of $311,086 in the Prior Period reflected a gain of $312,971 on the writeoff for accounts payable related to events that were canceled in 2004 and 2005 and which were past the statute of limitations for collection.

16.  Related party transactions

From prior to fiscal 2006 through June of 2009, the Company rented office space owned by the Chairman, President and Chief Executive Officer of the Company. The total rent expense accrued by the Company in 2009 $30,000.  The Company believes such rents were at or below prevailing market rates and terminated the rental of this space at the end of June 2009.

During the years ended December 31, 2010 and 2009, the Company repaid $60,000 and $20,000 on a loan made on January 19, 2005 with an original balance of $125,000 from an individual who became a director of the Company on April 30, 2009. The balance owed to this director at December 31, 2010 is $45,000.  This director accrues compensation of $50,000 per annum related to his role as Chairman of the Audit Committee, of which no amounts were paid during the year ended December 31, 2010.

17.  Shareholders’ Equity

Common Stock

During 2009, the Company raised $1,294,000 through the issuance of 1,100,707 shares of common stock and five-year warrants to purchase 625,000 shares at $2.00.  During 2010, Company raised $2,310,000 through the issuance of 3,474,230 of common stock, respectively, and five-year warrants to purchase 1,675,000 shares of common stock at $1.00 to $1.65.

On December 31, 2009, the Company issued 425,836 shares of common stock to its President as payment of a total of $900,387 for a portion of the loan due to him along with accrued salary, accrued interest and other expenses.  The number of shares was determined by dividing the amounts owed by the Volume Weighted Average Price (“VWAP”) for 30 days prior to December 31, 2009.

Series C 10% Preferred Stock

During 2010, the Company issued 18,365 shares of Series C 10% Preferred Stock (“Series C”) for $454,799.  Each share of Series C sold for $30, can be converted at any time into 20 shares of common stock and has voting rights equal to 20 shares of common stock.  In connection with the issuance of Series C, the Company issued 124,990 warrants with a life of 5 years to purchase a share of common stock for $2.00 per share.  The Series C has liquidation preference over common stock at a liquidation value equal to its par value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31of each year that the Series C is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series C automatically convert into 20 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series C are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

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

The Series C contains a share adjustment provision that provides for additional shares to be issued if the thirty-day volume weighted average price of the Company’s common stock (“VWAP”) is between $1.00 and $2.00 180 days after the purchase of Series C.  If the VWAP is above $2.00, no action is taken.  If the VWAP is between $1.00 to $2.00, additional shares are issued to the holder such that the total of the number of common shares issuable upon conversion, which is the number of Series C shares times 20 (“Conversion Shares”), plus the additional shares together equals the VWAP price equals the Conversion Shares times $2.00.  If the VWAP is below $1.00 the number of additional shares are calculated as if the price were $1.00, not the actual VWAP.  Once this 180-day period passes and the Company has issued the appropriate shares, if any, then Price Protection provisions of this Agreement will expire and the Company will be completely released from any future claims by the Purchaser related to this share adjustment provision.

The Company determined that derivative accounting for the embedded conversion and the share adjustment features were  not required pursuant to ASC 815-10-15-74 because the features and the shares are indexed to the company’s own stock under ASC 815-40-15 (EITF Issue 07-5); the features can be classified in shareholders’ equity under ASC 815-40 (EITF Issue 00-19, paragraphs 1-11)  and that Series C is classified as a conventional convertible so the embedded conversion feature can be classified in stockholders’ equity under ASC 815-40 (Issue 00-19, paragraphs 12-32).  The determination was made by the Company that the Series C is a conventional convertible because the freestanding warrant is indexed to the company’s own stock under ASC 815-40-15 (EITF Issue 07-5); the freestanding warrant is classified in shareholders’ equity under ASC 815-40 (Issue 00-19, paragraphs 1-32); and the financial instrument does not include embedded puts and/or calls or other features that require bifurcation from the host contract under ASC 815.

Series D 10% Preferred Stock

During 2010, the Company issued 5,999 shares of Series D 10% Preferred Stock (“Series D”) for $170,921.  Each share of Series C sold for $30, can be converted at any time into 60 shares of common stock and has voting rights equal to 60 shares of common stock.  In connection with the issuance of Series D, the Company issued  warrants to purchase 179,970 shares of common stock.  The warrants have a life of 5 years to purchase a share of common stock for $1.00 per share.  The Series D has liquidation preference over common stock at a liquidation value equal to its par value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31 of each year that the Series D is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series D automatically convert into 60 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series D are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

Since the Series D contains an embedded conversion feature, the Company performed an analysis of the Series C under ASC 815 “Derivatives and Hedging.”  This analysis determined that the embedded conversion feature was not required to be bifurcated and accounted separately from the Series D because the economic risks and characteristics of the embedded conversion feature were clearly and closely related to the economic risks and characteristics of the host contract Series D, namely the risks of the common stock.  The value of the beneficial conversion feature was $26,945 which was charged to equity at the time of issuance and was not included in the calculation of earnings per share.  The beneficial conversion feature was calculated as the difference of the fair value of the conversion price and the intrinsic value of the preferred shares.

The Series D contains a share adjustment provision that provides for additional shares to be issued if the thirty-day volume weighted average price of the Company’s common stock (“VWAP”) is between $0.50 and $1.00 180 days after the purchase of Series D.  If the VWAP is above $1.00, no action is taken.  If the VWAP is between $0.50 to $1.00, additional shares are issued to the holder such that the total of the number of common shares issuable upon conversion, which is the number of Series D shares times 60 (“Conversion Shares”), plus the additional shares together equals the VWAP price equals the Conversion Shares times $1.00.  If the VWAP is below $0.50 the number of additional shares are calculated as if the price were $0.50, not the actual VWAP.  Once this 180-day period passes and the Company has issued the appropriate shares, if any, then Price Protection provisions of this Agreement will expire and the Company will be completely released from any future claims by the Purchaser related to this share adjustment provision.

The Company determined that derivative accounting for the embedded conversion and the share adjustment features was not required pursuant to ASC 815-10-15-74 because these features are indexed to the company’s own stock under ASC 815-40-15 (EITF Issue 07-5); the features can be classified in shareholders’ equity under ASC 815-40 (EITF Issue 00-19, paragraphs 1-11)  and that Series D is classified as a conventional convertible so the features can be classified in stockholders’ equity under ASC 815-40 (Issue 00-19, paragraphs 12-32).  The determination was made by the Company that the Series D is a conventional convertible because the freestanding warrant is indexed to the company’s own stock under ASC 815-40-15 (EITF Issue 07-5); the freestanding warrant is classified in shareholders’ equity under ASC 815-40 (Issue 00-19, paragraphs 1-32); and the financial instrument does not include embedded puts and/or calls or other features that require bifurcation from the host contract under ASC 815.

Stock Options

During 2010, the Company issued options to purchase 3,210,000 shares of common stock in connection with a consulting agreement.  The Black Scholes value of these options was $1,012,977, which is being amortized over the respective vesting periods.  These options have a strike price of $1.50 to $3.50 per share and a five-year life.  The following assumptions were used for the Black Scholes calculations to determine these expenses:

Range of estimated fair value of underlying common stock	$0.50 - $2.54
Remaining life	5.0
Range of risk-free interest rates	1.18% - 2.51%
Range of expected volatilities	89% - 106%
Dividend yield	-

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
			Remaining	Average		Remaining	Average
	Options	Range of	Life in	Exercise	Options	Life in	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2008	7,067,852	$0.14-$0.84	3.3	$0.19	8,033,913	2.7	$0.19
Forfeited	(8,000)			$0.43
Exercised
Granted
As of December 31, 2009	7,059,852	$0.14 - $1.50	2.0	$0.43	6,397,352	1.7	$0.31
Forfeited	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Granted	3,210,000	$1.50 - $3.50	4.0	$2.03	2,115,332	4.0	$2.03
As of December 31, 2010	10,269,852	$0.14 - $3.50	2.4	$0.94	8,512,684	2.0	$0.94

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

These warrants were granted as financing costs related to notes payable agreements with two shareholders and one non-shareholder. The warrants are accounted for as financing costs which were capitalized and amortized over the five-year life of the debt. There was no related amortization expense in 2009 or 2010.

Since the number of shares and the purchase price related to these warrants can’t be determined, which in turn prevents a determination of the Black Scholes value of these warrants and consequent determination of the charge to the income statement, if any, for the periods ending on those dates.

During 2010, the Company issued warrants to purchase 2,408,626 shares of common stock in connection with the sale of common stock.  These warrants have a strike price in the range of $1.00 to 2.00 per share, vest upon issuance and a life of five years.  The Black Scholes expense for these options was $1,012,977, which was recorded in operating expenses.   There are no repricing or antidilution features for any these warrants.  The Black-Scholes expenses for the warrants issued during 2010 were calculated using the following assumptions:

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

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
			Remaining	Average		Remaining	Average
	Warrants	Range of	Life in	Exercise	Warrants	Life in	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2008	64,050	$2.00	3.5	$2.00	64,050	3.5	$2.00
Forfeited	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Granted	-	-	-	-	-	-	-
As of December 31, 2009	64,050	$2.00	3.5	$2.00	64,050	3.5	$2.00
Forfeited	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Granted	2,408,626	$1.00 - $2.00	4.8	$1.35	2,408,626	4.8	$1.35
As of December 31, 2010	2,472,676	$1.00 - $2.00	4.4	$1.37	2,472,676	4.4	$1.37

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

From May 2008 to June 2009, our corporate headquarters were located in West Hollywood, California, where we leased approximately 2,600 square feet of space which is used for our corporate headquarters, general administrative functions, and sales and marketing efforts at $8,500 a month from April 1, 2008 to October 31, 2008, and $11,400 per month from November 1, 2008 until we vacated the lease in May 2009.  Subsequent to our departure from the premises, the Company settled with the landlord to pay $90,000 to terminate the lease.  To date, we have paid $60,000.

From prior to January 1, 2008 until May 2009, we leased approximately 1,800 square feet of space in Santa Barbara, California, for executive use at $4,000 per month under a lease expiring December 31, 2010.

Rent expense for 2010 and 2009 was $92,194 and $135,643, respectively.

Contractual obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2010 that are fixed and determinable by year.

					After
	Total	2011	2012	2013	2013
Debt obligations*	$1,000,000	$375,000	$500,000	$125,000	$-
Other debt obligations	547,017	547,017	-	-	-
Event acquisition liabilities	483,718	483,718	-	-	-
Legal Judgments	90,732	90,732	-	-	-
Rent obligations	207,612	69,204	69,204	69,204	-
Total	$2,329,079	$1,565,671	$569,204	$194,204	$-

*
Debt incurred in connection with acquisition of Stratus.  Repayment is triggered by first funding of at least $3,000,000.  For purposes of this schedule such funding is assumed to occur by June 30, 2011.

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

On November 1, 2010, the Company entered into an employment agreement with John Moynahan, who has been providing accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007.  Under the agreement, which needs to be ratified by the Company’s board of directors, Mr. Moynahan will receive an annual salary of  $220,000 and will be eligible for bonuses based on objectives established by the Company’s board of directors and Mr. Moynahan’s performance against those objectives. Under this agreement,  Mr. Moynahan will receive a grant of 300,000 shares and a five-year stock option grant to purchase 1,560,000 shares of common stock at $2.00 per share, with 1,040,000 shares that vested upon the signing of the agreement and 520,000 shares that will vest on September 1, 2011.  Such options shall terminate forty-five (45) days after the Executive’s employment with the Company is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above shall be subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events.  In addition, the Company agreed to repay approximately $127,000 in amounts due to Mr. Moynahan under his consulting agreement over a 15-month term.

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

A summary of results by segments is as follows:

	As of/for the Year ended December 31, 2010				As of /for the Year ended Decenber 31, 2009
	Stratus				Stratus
	Credit Card	Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$-	$40	$-	$40	$-	$-	$-	$-
Cost of sales	-	210	-	210	-	-	-	-
Gross margin	-	(170)	-	(170)	-	-	-	-
Deprec. & Amort	45	-	5	50	45	-	2	47
Segment loss	(45)	(170)	(5)	(220)	(45)	-	(2)	(47)
Operating expenses	-	-	7,418	7,418	-	-	3,542	3,542
Other expenses	-	-	772	772	-	-	(188)	(188)
Net loss	$(45)	$(170)	$(8,195)	$(8,410)	$(45)	$-	$(3,356)	$(3,401)

Assets	$1,216	$2,124	$2,235	$5,575	$1,800	$2,224	$259	$4,283
Liabilities	$1,000	$484	$4,071	$5,555	$1,000	$484	$2,306	$3,790

20.     Income taxes

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	December 31,
	2010	2009
Net operating loss carryforward	$9,807,531	$6,211,935
Amortization	(774,682)	(580,145)
Stock option compensation	904,334	904,334
Deferred compensation	1,009,369	883,794
Deferred state tax	(742,052)	(492,181)
Other	501,926	449,208
Valuation allowance	(10,706,426)	(7,376,945)
Net deferred tax asset	$-	$-

The Company had net operating loss carry-forwards (“NOL”) for federal and state income tax purposes of approximately:

	December 31,
	2010	2009
Combined NOL:
Federal	$23,402,642	$15,009,560
California	20,934,758	12,541,676

The net operating loss carry-forwards begin expiring in 2020 and 2011, respectively. The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company recorded a 100% valuation allowance on the deferred tax assets at December 31, 2010 and 2009 because of the uncertainty of their realization.

A reconciliation of the income tax credit computed at the federal statutory rate to that recorded in the financial statements for 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009
Rate reconciliation:
Federal credit at statutory rate	(2,848,201)	98.0%	(1,156,373)	39.8%
State tax, net of Federal benefit	(486,478)	16.7%	(198,807)	6.8%
Change in valuation allowance	2,594,840	(89.3%)	1,352,449	(46.5%)
Other	739,839	(25.5%)	2,731	(0.1%)
Total provision	0	0.0%	0	0.0%

22.     ProElite, Inc.

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

On March 30, 2010, the Company entered into Amendment number 2 to the SIA, which provided for an extension of the closing date to May 14, 2010 under the terms and conditions of the SIA and the previous Amendment, and required the Company to continue to fund the operations of PEI and the auditors of PEI. On May 12, 2010, the Company entered into Amendment number 3 to the SIA, which extended the closing date to September 30, 2010 under the terms and conditions of the SIA and the previous amendments, and required the Company to continue to fund the operations of PEI and all parties associated with the audit of PEI.  On September 29, 2010, the Company entered into Amendment number 4 to the SIA, which extended the closing date to July 31, 2010 under the terms and conditions of the SIA and the previous amendments (see footnote 21 “Subsequent events”).  On July 30, 2010, the Company entered into Amendment number 5 to the SIA, which extended the closing date to October 31, 2010 under the terms and conditions of the SIA and the prior amendments and required the Company to make a defined payment to legal counsel for PEI.  On October 30, 2010, the Company entered into Amendment number 6 to the SIA, which extended the closing date to November 30, 2010. The Company entered into Amendment number 7 to the SIA, which extended the closing date to March 31, 2011.  The Company has verbally agreed to extend the closing date April 30, 2011.

23. Subsequent Events

From January 1, 2011 through April 22, 2011, the Company has raised a total of $1,354,990 in capital from placements of a combination of its Series D Preferred Stock and common stock with warrants.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure based on the following material weaknesses:

1. Lack of segregation of duties and check and balances.  As of December 31, 2010, there was one person in the accounting department, which does not allow for segregation of duties and checks and balances that is allowed with a multi-person department.  Outside of the accounting function, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.

2. Lack of written controls and procedures, particularly with regard to entering into contracts and commitments by the Company.

3. Use of an accounting software package that lacks a rigorous set of software and change controls.  While this software is a proven industry standard and is in widespread use, it allows one person to make significant changes without oversight or approval.

Our Principal Executive Officer and Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended.  Management, with the participation of the Chief Executive and Acting Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this assessment,  and for the reasons cited above in the section of Disclosure Controls and Procedures, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Exhibit No.	Exhibit Description

3.1	Restated Articles of Incorporation of Titan (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

3.2	By-Laws of Titan as amended and restated on September 10, 1999 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.1	Specimen of Common Stock Certificate (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

4.2	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.3	Warrant issued to Advantage Fund II Ltd., dated September 17, 1999 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.4	Warrant issued to Koch Investment Group Limited, dated September 17, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.5	Warrant issued to Reedland Capital Partners, dated September 17, 1999 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).

4.6	Warrant issued to Mr. Richard Cohn, dated September 17, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).

4.7	Warrant issued to Intellect Capital Corp., dated September 17, 1999 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).

4.8	Registration Rights Agreement with Advantage Fund II Ltd., dated September 15, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.9	Registration Rights Agreement with Koch Investment Group Limited, dated September 15, 1999 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.10	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.11	Warrant issued to Advantage Fund II Ltd., dated March 9, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.12	Warrant issued to Koch Investment Group Limited, dated March 9, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.13	Warrant issued to Reedland Capital Partners, dated March 9, 2000 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 Registration Statement filed on March 24, 2000).

4.14	Registration Rights Agreement with Advantage Fund II Ltd., dated March 7, 2000 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.15	Registration Rights Agreement with Koch Investment Group Limited, dated March 7, 2000 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.16*	Certificate of Designations of the Series C Convertible Preferred Stock
10.1	Subscription Agreement with Advantage Fund II Ltd., dated as of September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).

10.2	Subscription Agreement with Koch Investment Group Limited, dated as of September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).

10.3	Modification and Partial Payment Agreement with Oxford International Management dated April 13, 2000

10.4	Subscription Agreement with Advantage Fund II Ltd., dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).

10.5	Subscription Agreement with Koch Investment Group Limited, dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).

10.6	1997 Stock Option and Incentive Plan of Titan (Incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

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

10.66	Michael Dunleavy, Sr. joins the board of Stratus Media Group, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 22, 2009

10.67
Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated October 9, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2009).

10.68
Amendment to Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated January 11, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2010).

10.69*	Amendment to Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated November 30, 2010

10.70*	Employment Agreement between Stratus Media Group, Inc. and John Moynahan dated November 1, 2010.

31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2*	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 25, 2011.

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller
Chief Executive Officer
Principal Executive Officer

By:	/s/ John Moynahan
John Moynahan
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of April 25, 2011.

/s/ Paul Feller
Paul Feller
Director and Chairman of the Board

/s/ Glenn Golenberg
Glenn Golenberg
Director
Chairman of the Audit Committee

/s/ Randall Cross
Randall Cross
Director