Form 10-K/A
period 2010-12-31
Stratus Media Group, Inc
filed 2011-05-02
CIK 1053691

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

Why This Amendment is Being Filed

This amendment to the Annual Report on Form 10-K is being filed to include the information required in Part III of the Annual Report on Form 10K with respect to officers, directors and auditors.  This amendment does not reflect changes occurring after April 25, 2011, the date of filing of the original Report on Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

ITEM 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth, as of April 30, 2011, the names of, and certain information concerning, our directors:

Name	Age	Position	Director Since	End of Term
Paul Feller	46	Chief Executive Officer and Chairman of the Board	1999	2012
Randall Cross	57	Director	2009	2012
Glenn Golenberg	70	Director	2009	2012
Michael Dunleavy, Sr.	57	Director	2009	2012

Paul Feller - Mr. Feller has been involved with the management of live entertainment events for over 15 years. He has been the President & CEO of Pro Sports & Entertainment, Inc. since November 1998 except during the period from February 2002 to November of 2004 when he left to work on his M.B.A. at Pepperdine University. Prior to founding Pro Sports & Entertainment, he served as COO and CEO of PSI, an international live entertainment business which operated sports events in Asia, Europe and North America. Mr. Feller had responsibility for developing PSI’s new markets in China and the US. He negotiated agency rights and agreements with the America’s Cup syndicate, Professional Volleyball Tour, Disney’s Freedom Bowl, Andretti Indy Racing Team, Long Beach Marathon, and both the Vancouver Open and ATP Shanghai Open Tennis Tournaments. As head of PSI’s Asia division, Mr. Feller managed a $35 million revenue operation, developed agreements with STAR Television and China’s CCTV and operated the first international professional soccer tournament in China. He has been a member of the Los Angeles Sports Council, Orange County Sports Council, Asia International Business and Entertainment Association, US Professional Cycling Association, and the UK Professional Cycling Association. Prior to PSI, Mr. Feller was a vice president of marketing and sales with Osborne Computer Corporation and a senior engineer with McDonnell Douglas. He attended Purdue University for a B.S. in Mechanical Engineering and is pursuing a Juris Doctorate from Columbus University Law School and an M.B.A .at Pepperdine University.

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

Glenn Golenberg - has been engaged in the financial services industry since 1966, Glenn has arranged financings well in excess of $1 billion and has served as a financial advisor in more than two hundred transactions.  Glenn is presently a co-founder and Managing Director of Golenberg & Company, a merchant banking firm that invests in and offers financial advisory services to a wide variety of businesses.  Founded in 1978, the Los Angeles merchant banking firm of Golenberg & Company also had offices in Cleveland and New York.  He is also Managing Director of The Bellwether Group, a merchant bank which provides strategic and financial advisory services to expansion-stage emerging technology and life-science related companies. He is a founding partner of University Equity Capital, a company involved with selective biological discoveries with major universities, as well as a co-founder of K/E MEDICAL CENTERS.  He is actively involved with a number of companies, and is a Director of Stratus Media Group, ProElite, Virtual Media and the ASTRUM fund.  In addition, Glenn recently joined the Board of Governors of JLTV, "America's Chosen Network."  He was co-vice chairman of Skyview Capital and is Senior Advisor to Outsource Partners International, Inc. In addition, he has been chairman of numerous operating companies in which he and partners held a controlling interest. In the past, Glenn has served as a Director of numerous publicly and privately held companies.  Glenn is a member of the Business Advisory Council at his alma mater, Miami University in Oxford, Ohio, and served on the Graduate Executive Board of the Wharton Graduate School of the University of Pennsylvania, where he received his MBA degree.

He has been appointed to the Board of Governors, the Executive Committee, the Finance Committee and the Investment Committee of Cedars-Sinai Hospital, the Investment and Finance Committees of Wilshire Boulevard Temple, and the board, the Executive and the Finance Committees of the Jewish Community Foundation.  Glenn also served on the Executive and Finance Committees of the Jewish Federation and has served as Chairman of the Pension Investment Committee as well as Vice General Chairman of the United Jewish Fund. He was a member of Kennedy Center's National Committee for the Performing Arts and was Co-Chairman of the Special Gifts Committee of the Music Center in Los Angeles, and is currently Vice Chairman of the International Advisory Board of the Tel Aviv University Recanati Business School, and is a member of the executive committee of the American friends of Tel Aviv university.  Glenn is also a member of the executive committee of the America-Israel Friendship League.  Glenn joined the board in 2009.

Michael Dunleavy, Sr.- from 2003 until 2010 he was the head coach and from 2008 to 2010 also the general manager of the Los Angeles Clippers. Selected in the sixth round (99th pick overall) by Philadelphia in 1976, Dunleavy played 11 seasons in the NBA with career averages of 8.0 points and 3.9 assists in 438 games for Philadelphia (1976-78), Houston (1978-82), San Antonio (1982-83) and Milwaukee (1983-85, 1988-1990). He began his coaching career as head coach for the Los Angeles Lakers is 1990. He then went on to coaching the Portland Trail Blazers and under his guidance the team matched its second best victory total in Blazers history. Dunleavy earned the 1999 NBA Coach of the Year award. Last season he coached his 1000th career game and won his 500th career game prior to leaving the Los Angeles Clippers.  Mr. Dunleavy joined the board in October 2009.

Executive Officers

The following table sets forth, as of April 30, 2011, the name of, and certain information concerning, our executive officers, none of whom serve on the board of directors:

Name	Age	Position
John Moynahan	53	Senior Vice President and Chief Financial Officer
William Kelly	47	Senior Vice President and Chief Operating Officer

John Moynahan - With over 30 years of business experience, Mr. Moynahan has been a treasurer for four years and CFO for 18 years of publicly-traded companies ranging from development stage to a billion dollars in annual revenues. During this span, Mr. Moynahan has been responsible for SEC reporting and compliance, successfully executing an IPO, completing over $500 million in debt financings, over $120 million in equity financings, and investigating and closing acquisitions with companies such as Fischer Scientific Group, Card Systems Solutions, Inc., Innovative Technology Applications, Inc., and Xybernaut Corporation.   Mr. Moynahan has been the President of Novastar Group, Inc., a financial consulting and advisory firm, from June 2006 to present, Senior Vice President and Chief Financial Officer of Who’s Your Daddy, Inc. from May 2007 to September 2008,  Senior Vice President and Chief Financial Officer of Xybernaut Corporation from 1999 to 2004 and from 2005 to 2006, and the Vice President of Finance and Corporate Development of Innovative Technology Application Inc. from 2004 to 2005. Mr. Moynahan began his career in the New York City office of Ernst & Young in 1979.  He received a B.A. from Colgate University, where he was elected to the Phi Beta Kappa honor society, an M.B.A from New York University and a C.P.A. from New York State.   Mr. Moynahan is also a co-inventor on five issued U.S. patents and over 100 corresponding international patents.

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

Family Relationships

 Other than Mr. Feller serving as chairman of the board and chief executive officer, there are no family relationships among the directors and officers.

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

To the best of our knowledge, since December 31, 2009, the following delinquencies have occurred.

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Paul Feller, Chief Executive Officer and Chairman of the Board	2	-	Form 5

William Kelly	1	-	Form 5

John Moynahan	1	-	Form 5

Code of Ethics

We have not adopted a Code of Ethics that is applicable to our directors and our employees, but we intend to do so within the next year.

The Board of Directors and Committees

The Board is responsible for the supervision of the overall affairs of the Company. The Board met 6 times during the year ended December 31, 2010.

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

The audit committee was reestablished during 2009 and met five times during 2010.  The committee currently consists of Glenn Golenberg, who the Company believes qualifies as a financial expert.

Compensation Committee

The compensation committee was inactive in 2009 and 2010, but the Company intends to reestablish the compensation committee during 2011.  The Compensation Committee will administer the Company’s compensation and benefit plans, in particular, the incentive compensation and equity-based plans, and will approve salaries, bonuses, and other compensation arrangements and policies for the Company’s officers, including the Chief Executive Officer.

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

Executive Compensation

The following table sets forth information concerning the compensation earned by our Executive Officers during fiscal 2010 and 2009:

Name and Principal Position	Year	Salary		Bonus	Stock Awards (shares)		Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Paul Feller, Chief Exexutive
Officer and Chairman of	2010	$240,000	(a)	$-	-		$-	$-	$240,000
the Board	2009	$240,000	(a)	$-	-		$-	$-	$240,000

William Kelly. Chief	2010	$207,692	(b)		1,200,000	(d)	$-	$-	$207,692
Operating Officer	2009	$-	(b)	$-			$-	$-	$-

John Moynahan, Chief	2010	$220,000			1,860,000	(e)			$220,000
Financial Officer	2009	$208,882	(c)	$-			$-	$-	$208,882

(a)	Accrued but unpaid and accumulated in deferred salary
(b)	Mr.Kelly started his employment on February 22, 2010, so there was no salary in 2009 and 2010 is prorated
(c)	Mr. Moynahan started his employment on November 1, 2010 but provided services as a consultant prior to that date
(d)	Consists of stock options with a five-year life, a $2.00 strike price and subject to a vesting schedule
(e)	Consists of 1,560,000 stock options with a five-year life, a $2.00 strike price, subject to a vesting schedule, and a grant of 300,000 shares of restricted stock

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

On February 22, 2010, the Company entered into an employment contract with William Kelly, the Company’s Senior Vice President and Chief Operating Officer, and the Chief Operating Officer of ProElite, Inc., that is effective until February 22, 2013.  Under the agreement, Mr. Kelly will receive an annual salary of $240,000 and shall be eligible for bonuses based on objectives established by the Company’s board of directors and Mr. Kelly’s performance against those objectives. The proposed agreement further provides that Mr. Kelly will receive a grant of options to purchase 1,200,000 shares of the Company’s common stock, with a five-year life, a strike price of $2.00 the following vesting schedule:  396,000 shares vest immediately, 396,000 shares vest on October 1, 2010 and 408,000 shares will vest on October 1, 2011.  Such options shall terminate forty-five (45) days after the Executive’s employment with the Company is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above shall be subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events.  In connection with Mr. Kelly’s employment, the Company assumed a promissory note of $231,525 formerly owed to Mr. Kelly by ProElite, Inc. and agreed to pay the promissory note with $121,525 payable to Mr. Kelly upon the closing of the acquisition of ProElite by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition.

On November 1, 2010, the Company entered into an employment agreement with John Moynahan, who has been providing accounting and financial services to the Company as a consultant pursuant to a consulting agreement, that is effective until August 1, 2012.  Under the agreement, Mr. Moynahan will receive an annual salary of $220,000 and will be eligible for bonuses based on objectives established by the Company’s board of directors and Mr. Moynahan’s performance against those objectives. Under this agreement,  Mr. Moynahan will receive a grant of 300,000 shares and a five-year stock option grant to purchase 1,560,000 shares of common stock at $2.00 per share, with 1,040,000 shares that vested upon the signing of the agreement and 520,000 shares that will vest on September 1, 2011.  Such options shall terminate forty-five (45) days after the Executive’s employment with the Company is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above shall be subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events.  In addition, the Company agreed to repay approximately $127,000 in amounts due to Mr. Moynahan under his consulting agreement over a 15-month term.

During 2010, there were no repricing or material modifications made to any outstanding options or equity-based awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information relating to unexercised and outstanding options for each named executive officer as of December 31, 2010. No other equity awards otherwise reportable in this table had been granted to any of our executive officers as of that date.

Name	Outstanding Options	Unexercised Options that are Exercisable	Option Exercise Price	Option Expiration Date
Paul Feller, Chief Executive Officer
and Chairman of the Board	4,862,895	4,862,895	$0.14	1/1/2012

William Kelly, Chief Operating Oficer	1,200,000	792,000	$2.00	2/22/2015

John Moynahan, Chief Financial Officer	1,560,000	1,040,000	$2.00	11/1/2015

Employment Agreements

Future minimum payments under the employment agreements with Paul Feller, William Kelly and John Moynahan are as follows:

Years Ending December 31,	Amount
2011	786,500
2012	670,809
2013	40,615
$1,497,924

Option Plans
The Company is intending to adopt, but has not yet completed, its Stock Compensation Program (the “Stock Compensation Program”).  This program is intended to provide key employees, vendors, directors, consultants and other key contributors to Company growth an opportunity to participate in the Company’s success.  It is estimated that 15% of total shares outstanding will be authorized in options and reserved for this program.  Awards under the program may be made in the form of incentive stock options, nonqualified stock options, restricted shares, rights to purchase shares under an employee stock plan, grants of options to non-employee directors, and or other specified stock rights as defined under the plan.  Subject to Shareholder approval, the Company plans to adopt a new stock option plan in 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of April 30, 2011 regarding compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	10,269,852	$0.94	-
Total	10,269,852	$0.94	-

The above-referenced stock option grants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to us by the recipients.

Director Compensation

Board of Directors Compensation:

No cash compensation was paid to board members in 2009 or 2010.  Board members receive a grant of 450,000 options upon joining the Board that vest monthly over a 36-month period.  For his services as head of the audit committee, Glenn Golenberg receives an additional grant of 100,000 stock options per year that vest monthly over 12 months  and $50,000 per year, but no cash was paid out under this arrangement in 2009 or 2010.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2011, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors,  executive officers, beneficial owners known by the Company of more than five percent of the outstanding shares of our Common Stock and by our directors and executive officers as a group. Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended does not necessarily indicate ownership for any other purpose, and generally includes voting or investment power with respect to the shares and shares which such person has the right to acquire within 60 days of April 30, 2011.

Beneficial Owner (a)	Title of Class of Stock	Amount and Nature of Beneficial Ownership	(b)	Percent of Class (c)
5% Stockholders:
Ralph Feller	Common	9,405,000		14.0%
Seaside 88 LLP	Common	6,500,000		9.7%

Directors and Executive Officers:
Paul Feller, Chief Executive Officer and
Chairman of the Board of Directors	Common	31,279,236	(d)	46.5%
Randall Cross, Director	Common	250,000	(e)	0.4%
Michael Dunleavy, Sr., Director	Common	187,500	(e)	0.3%
Glenn Golenberg, Director and
Chairman of the Audit Committee	Common	380,000	(f)	0.6%
William Kelly, Chief Operating Officer	Common	792,000	(g)	1.2%
John Moynahan, Chief Financial Officer	Common	1,340,000	(h)	2.0%
All Current Directors and Executive
Officers as a Group (6 Persons)		34,228,736		51.0%

(a)	The address for each Beneficial Owner is c/o Stratus Media Group, Inc., 3 E. De La Guerra St.,
Santa Barbara, CA 93101.
(b)	The persons named in this table have sold voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.
(c)	Based on 67,317,698 shares outstanding as of April 15, 2011.
(d)	Includes 26,716,341 shares held directly and options to purchase 7,812,395 shares that are fully vested.
(e)	Each director received an option grant for 450,000 shares, which vests monthly over three years.
(f)	In addition to the option grant for 450,000 shares, Mr. Golenberg receives 100,000 shares per year as compensation for being chairman of the audit committee, vesting monthly over the year.
(g)	Represents vested portion of options issued pursuant to employment agreement
(h)	Consists of 1,040,000 vested options and restricted stock of 300,000

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

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current, independent registered public accounting firms, for the years ended 2010 and 2009 are as follows:

	2010	2009
Annual audit and quarterly review fees	$90,100	$72,500
Tax Fees	$-	$-

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

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A list of the exhibits required to be filed as part of this report were filed on April 26, 2011 as part of the Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 29, 2011.

                                STRATUS MEDIA GROUP, INC.

                                By: /s/ Paul Feller
                                --------------------------
                                Paul Feller
                                Chief Executive Officer
Principal Executive Officer