Form 10-Q
period 2011-03-31
Stratus Media Group, Inc
filed 2011-05-17
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of shares of common stock outstanding at May 14, 2011 was 64,225,621 shares.

STRATUS MEDIA GROUP, INC.
FORM 10-Q
MARCH 31, 2011
(Unaudited)

PART I — FINANCIAL INFORMATION ITEM I — FINANCIAL STATEMENTS
STRATUS MEDIA GROUP, INC.
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash and equivalents	$-	$-
Deposits and prepaid expenses	540,208	653,644
Total current assets	540,208	653,644

Property and equipment, net	8,025	10,051
Intangible assets, net	2,244,335	2,255,688
Goodwill for Stratus Rewards Card	1,073,345	1,073,345
Acquisition deposit	1,582,809	1,582,809
Total assets	$5,448,722	$5,575,537

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$164,990	$62,796
Accounts payable	1,053,458	903,258
Deferred salary	398,928	330,625
Accrued interest	347,446	310,634
Accrued expenses - legal judgments	90,732	90,732
Other accrued expenses and other liabilities	1,507,670	1,320,595
Loans payable to officers and a director	867,658	795,939
Current portion of notes payable - related parties	465,000	465,000
Notes payable	167,017	167,017
Event acquisition liabilities	483,718	483,718
Total current liabilities	5,546,617	4,930,314

Non-current liabilities
Non-current portion of notes payable - related parties	625,000	625,000

Total liabilities	6,171,617	5,555,314

Commitments and contingencies

Shareholders' equity (deficit)
Series C 10% Preferred stock, $0.001 par value: 1,000,000 shares	12	18
authorized 11,699 and 18,365 shares issued and outstanding
Series D 10% Prefered Stock, $0.001 par value: 500,000 shares	15	6
authorized 14,999 and 5,999 shares issued and outstanding
Common stock, $0.001 par value: 200,000,000 shares authorized	64,256	64,122
64,255,621 and 64,122,301 shares issued and
outstanding, respectively
Additional paid-in capital	27,937,436	27,189,432
Stock subscription receivable	(549,968)	(749,968)
Accumulated deficit	(28,174,646)	(26,483,387)
Total shareholders' equity (deficit)	(722,895)	20,223
Total liabilities and shareholders' equity (deficit)	$5,448,722	$5,575,537

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Operating expenses
General and administrative	$879,780	$305,120
Warrant and option expense	501,126	648,551
Legal and professional services	280,090	230,564
Depreciation and amortization	13,379	11,883
Total operating expenses	1,674,375	1,196,118

Loss from operations	(1,674,375)	(1,196,118)

Other expenses
Other expense	3,190	525,378
Interest expense	36,813	14,747
Total other expenses	40,003	540,125

Net loss	$(1,714,378)	$(1,736,243)

Basic and diluted loss
per share	$(0.03)	$(0.03)

Basic and diluted weighted-
average common shares	64,220,069	59,086,939

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,714,378)	$(1,736,243)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	13,379	11,883
Non-cash expense for warrants and options	501,126	648,551
Stock issued for services	-	54,275
Stock issued to settle legal dispute	-	525,378
Increase / (decrease) in:
Deposits and prepaid expenses	(63,905)	(50,000)
Accounts payable	150,200	(31,982)
Deferred salary	68,303	75,625
Accrued interest	36,812	13,217
Accrued expenses - legal judgment	-	(5,000)
Other accrued expenses and other liabilities	436,269	137,853
Net cash used in operating activities	(572,194)	(356,444)

Cash flows from investing activities:
Advances to acquisition target	-	(406,613)
Net cash used by investing activities	-	(406,613)

Cash flows from financing activities:
Bank overdraft	102,194	(8,260)
Payments on loans payable to officers and a director	-	(68,212)
Payments on notes payable	-	(25,000)
Proceeds from issuance of preferred stock	270,000	-
Proceeds from issuance of common stock	200,000	1,330,000
Net cash provided by financing activities	572,194	1,228,528

Net change in cash and equivalents	-	465,472

Cash and equivalents, beginning of period	-	-

Cash and equivalents, end of period	$-	$465,472

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$198,980	$-

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) and DECEMBER 31, 2010

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

PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets.  PSEI acquired the business of Stratus Rewards, LLC (“Stratus Rewards”) in August 2005 and Stratus Rewards is a wholly-owned subsidiary of PSEI.  Stratus Rewards is a credit card rewards program using the Visa card platform that offers a luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.   In May 2010, the Company entered into an agreement with a private bank in Switzerland for it to be the processing bank for Stratus Rewards in Europe.

2.    Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations.  The Company has a net loss for 2010 of $8,409,605 and a net loss of $1,714,378 for the three months ended March 31, 2011.  As of March 31, 2011, the Company had negative working capital of $5,006,409 and cumulative losses of $28,174,646.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.  During 2010, the Company raised $2,935,720 in capital through the issuance of $2,310,000 of common stock and $625,720 of preferred stock.  The Company raised $270,000 in capital through issuance of preferred stock and $200,000 from the receipt of a stock subscription receivable during the three months ended March 31, 2011.  The Company is actively seeking additional capital to establish operations, restart the credit card and event businesses and complete and integrate targeted acquisitions.  During the period April 1, 2011 through May 14, 2011, the Company raised additional funds of $1,045,000 through the issuance of 2,612,500 shares of common stock.  The Company believes this financing coupled with future positive cash flow from operations should result in the future removal of the going concern qualification of the audit opinion similar to the one rendered by our independent auditors for the fiscal year ended December 31, 2010.

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

Stratus Rewards White Visa Card

Stratus Rewards, the Company’s affiliate redemption credit card rewards program intends to generate revenues from transaction fees generated by member purchases using the card, and membership fees. Revenue will be recognized when transaction fees are received and membership fees are amortized and recognized ratably over the twelve-month membership period from the time of receipt.

Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, accounts payable, a line-of-credit and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 5 years
Furniture and fixtures	5 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements

 Goodwill and Intangible Assets

Intangible assets consist of goodwill related to certain events and the Stratus Rewards Visa White Card that we acquired. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, codified in FASB ASC Topic 350, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company purchased several events that are recorded on the Company’s balance sheet as intangible assets with a value at the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

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

To review the value of intangible assets and related goodwill, the Company compares discounted cash flow forecasts with the amounts of the assets on the balance sheet.

The events are forecasted based on historical results for those events, adjusted over time for the assumed synergies expected from discounts from purchases of goods and services from a number of events rather than from each event on its own, and for synergies resulting from the expected ability to provide sponsors with benefits from sponsoring multiple events with a single point of contact.

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk and small companies in general, and factors specific to the Company and its business.

If the Company determines the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the amounts for the intangible assets currently on the balance sheet could be reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $3,317,680.

The Company believes that Core Tour and Maui Music Festival are most at risk for additional impairment charges in the future because the fair value for each event is less than 200% of the book value for such events.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for 2010 or the three months ended March 31, 2011.

Capitalized Software Costs

We did not capitalize any software development costs during 2010 or the three months ended March 31, 2011. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

Valuation of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, codified in FASB ASC Topic 360, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three months ended March 31, 2011 or 2010, as they are antidilutive to loss per share.

Stock-Based Compensation

We adopted SFAS No. 123R, Share Based Payment (SFAS No. 123R), codified in FASB ASC Topic 718, using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

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

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On March 5, 2010, FASB issued ASU No. 2010-11, Derivatives and Hedging Topic 815: Scope Exception Related to Embedded Credit Derivatives. This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The Company adopted this ASU on January 1, 2011.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this ASU on January 1, 2011. As of March 31, 2011, the Company has not entered into any business combination transactions.

4.     Litigation

In connection with a settlement agreement in May 2005, a judgment was entered in the Superior Court of the County of Los Angeles (“LASC”) against PSEI for the previous owners of the “Core Tour” event of $483,718 plus interest.  The dispute arose out of the PSEI’s purchase of the “Core Tour” event from the plaintiffs.  As of December 31, 2008, the Company recorded the $483,718 judgment.  On July 31, 2008, PSEI, the Company and Core Tour agreed to a revised settlement whereby Stratus will retain all rights of the Core Tour events for $483,718 in cash by December 31, 2008 and 74,000 shares of Common Stock as payment of interest.   If PSEI is not able to agree on a timetable for payment of the $483,718 and/or is not able to pay the Core Tour parties, the Core Tour parties have the right to enforce their judgment against PSEI in that amount.  On December 31, 2008, the Company issued 102,840 shares of our common stock to the owners of the Core Tour as payment for accrued interest on the judgment as of that date.  These shares were valued at the $163,516 based on the closing stock price of our common stock, and accrued interest on the books of $172,993 was reversed, with the difference going to other income.  On November 2, 2010, the Core Tour parties obtained a levy for the judgment of $483,718 against PSEI.

In February 2006, a former employee filed an action against PSEI and Mr. Feller in LASC, alleging breach of employment contract. In October 2006, the court entered a default judgment against the defendants for $363,519 and PSEI recorded a charge and set up a reserve of this amount for the year ended December 31, 2006.  In September 2007, PSEI and Mr. Feller filed a motion to set aside the default judgment, which was granted in March 2008.  PSEI reversed the reserve of $363,519 during 2008.  In May 2008, the plaintiff filed an appeal of the order setting aside the default judgment. In September 2009, the court of appeals affirmed the order setting aside the default judgment, and trial in this matter was set for July 2010.  Additionally, in September 2009, the plaintiff amended the complaint to add the Company as a defendant.  The jury trial concluded on July 28, 2010 with the jury finding in favor of the Company, PSEI, and Mr. Feller on all counts, except two counts as against PSEI only, requiring payment by PSEI to plaintiff of $20,510.  The Company, PSEI, and Mr. Feller will be seeking reimbursement of attorneys’ fees incurred from defending the action from plaintiffs.

In connection with a consulting contract related to the acquisition of an event, the consultant obtained an arbitration award, by default, against PSEI in August 2005 for $65,316 in LASC.  In September 2005, the plaintiff filed a petition against the Company to confirm the Award against PSEI.  In January 2006, the court entered a judgment on the Award and in October 2007, PSEI filed a motion to set aside the Judgment on the basis of lack of service.  In November 2007, the court denied the motion to set aside the Judgment. PSEI recorded an expense of $65,316 in 2007 and fully reserved this amount.

A former attorney for the Company filed an action against PSEI in LASC seeking to collect allegedly unpaid legal fees in September 2005. Plaintiff purported to effect service on PSEI by service on the California Secretary of State, and on its President by publication. Plaintiff obtained a default judgment in July 2006 for $30,416.  In February 2008, PSEI filed a motion to set aside the default judgment, and for leave to defend the action. The motion was denied.  This amount is fully reserved on the PSEI’s financial statements, and included in the Company’s financial statements through consolidation, and pursuant to a settlement agreement, a payment of $5,000 was made in 2010.

On July 20, 2010, the Company was served with a summons by a shareholder in the Superior Court of California, Santa Barbara County, alleging breach of fiduciary duty, breach of covenant of good faith and fair dealing and conversion.   The summons is seeking a jury trial for declaratory relief of not less than $600,000 and injunctive relief.  The Company believes these claims are without merit and has filed a counterclaim against this shareholder.

In July 2010, Mark Hill, a shareholder of the Company served a demand for arbitration alleging the Company refused to remove transfer restrictions on shares of Company stock owned by him. The Demand alleges that such refusal constituted breach of contract, implied covenant of good faith and fair dealing and conversion and seeks unspecified compensatory damages, injunctive relief and attorney fees and costs.  The Company is defending the claims.

In March 2011, four shareholders of the Company filed an action in Superior Court of California, Santa Barbara County, against the Company, the Company's Chief Executive Officer and Chief Financial Officer and its outside directors. The complaint alleges violations of the California Corporations Code and federal securities laws relating to the issuance of securities to the plaintiffs and breach of fiduciary duty, contract and covenant of good faith and fair dealing and conversion relating to the alleged refusal to allow the plaintiffs to sell their shares.  The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. The Company believes the claims are without merit and intends to defend the action.

5.  Acquisition of Stratus Rewards

In accordance with the Asset Purchase Agreement dated August 15, 2005, by and between the Company and Stratus Rewards LLC (“Stratus Purchase Agreement”), Stratus acquired the business of Stratus, a credit card rewards program.

The total consideration for this acquisition was $3,000,000, with Stratus issuing a note of $1,000,000 and issuing 666,667 common shares valued at $2,000,000. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding of a minimum amount of $3,000,000.

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

6.     Property and Equipment

Property and equipment were as follows:

	March 31,	December 31,
	2011	2010
Computers and peripherals	$56,863	$56,863
Office Machines	20,705	20,705
Furniture and fixtures	56,468	56,468
	134,036	134,036
Less accumulated depreciation	(126,011)	(123,985)
	$8,025	$10,051

For the three months ended March 31, 2011 and 2010, depreciation expense was $2,027 and $530, respectively.

7.  Goodwill and Intangible assets

Intangible assets of the Company were as follows:

	March 31,	December 31,
	2011	2010
Intangible Assets
Events
Beverly Hills Concours	$169,957	$169,957
Santa Barbara Concours d'Elegance	243,000	243,000
Cour Tour/Action Sports Tour	1,067,069	1,067,069
Freedom Bowl	344,232	344,232
Maui Music Festival	300,000	300,000
Total - Events	2,124,258	2,124,258

Stratus Rewards
Purchased Licensed Technology, net of	49,977	58,630
accumulated amortization of $161,513 and $152,860
Corporate Partner List, net of accuulated amortization	46,800	49,500
of $50,400 and $47,700
Member List	23,300	23,300
Total - Stratus Rewards	120,077	131,430
Total Intangible Assets	$2,244,335	$2,255,688

In accordance with SFAS No. 142, codified in FASB ASC Topic 350, the Company’s intangible assets, other than the purchased licensed technology and the membership list for Stratus, are considered to have indefinite lives and are therefore no longer amortized, but rather are subject to annual impairment tests. The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record impairment if warranted by adverse changes in facts and circumstances.

The purchased licensed technology and membership list are being amortized over their estimated useful life of 10 years.  For the three months ended March 31, 2011 and 2010, amortization was $11,353 and $11,353, respectively.

8.  Deferred Salary

Our president has an employment contract that stipulates an annual salary of $240,000.  He has not received cash payments for salary since prior to 2006 and the $240,000 per year is accrued on a quarterly basis.  As of March 31, 2011 and December 31, 2010, deferred salary was $398,928 and $330,625, respectively.

9.  Accrued expenses – legal judgments

As of March 31, 2011 and December 31, 2010, we had $90,732 as Accrued expenses – legal judgments to accrue for a judgment of $60,316 for amounts due under a consulting contract related to the acquisition of an event, and $30,416 related to allegedly unpaid legal bills from a former attorney for the Company.  A payment of $5,000 was made during the three months ended March 31, 2010.  See Footnote 4 for addition information regarding these amounts.

10.  Accrued liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2011	2010

Professional fees	$295,940	$254,244
Travel expenses	202,436	202,436
Consultant fees	403,118	281,387
Payroll tax liabilities	502,028	525,864
Other	104,148	56,664
	$1,507,670	$1,320,595

11. Loans payable to officers and a director

The Loans Payable to Officers and a Director represents a loan from the Company’s President and a member of the board of directors and amounted to the following:

	March 31	December 31,
	2011	2010

President and director, interest at 9.5%	$463,712	$391,993
An officer, non-interest bearing	127,421	127,421
An officer, interest at 5.0% if not repaid on timely basis	231,525	231,525
A director, interest at 10.0%	45,000	45,000
	$867,658	$795,939

These loans are unsecured, due on demand, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. Interest expense on loans to officers and a director for the three months ended March 31, 2011 and 2010 was $12,421 and $6,934, respectively.

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

12.  Notes payable to related parties:

Notes Payable to Related Parties consisted of the following:

	March 31,	December 31,
	2011	2010

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

These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions.  Per contract, the $1,000,000 note related to the purchase of Stratus Rewards bears interest at 10%.  However, as noted in Footnote 5, the Company intends to vigorously pursue the cancelation of this note and therefore, the Company is not accruing interest on this note.  For the three months ended March 31, 2011 and 2010, the Company incurred interest expense on this Notes Payable to Related Parties of $2,250 and $2,250, respectively.

13.  Notes payable

Notes Payable consisted of the following:

	March 31,	December 31,
	2011	2010

To a shareholder (unsecured). Payable on demand
and bears interest at 10%.	$107,017	$107,017

To non-shareholders
(unsecured). Payable on demand and
does not bear interest	60,000	60,000

Total (all current)	$167,017	$167,017

These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. For the three months ended March 31, 2011 and 2010, the Company incurred interest expense on these Notes Payable of $3,378 and $3,378, respectively.

14.  Event acquisition liabilities

The Event acquisition liabilities refer to the amount the Company owes to the principals of the Core Tour/Action Sports Tour pursuant to a legal judgment in their favor for this amount.

15.  Related party transactions

During 2010, the Company repaid $60,000 on a loan made on January 19, 2005 with an original balance of $125,000 from an individual who became a director of the Company on April 30, 2009. The balance owed to this director at December 31, 2010 is $45,000.  This director accrues compensation of $50,000 per annum related to his role as Chairman of the Audit Committee, of which no amounts were paid during 2010.  The Company did not repay any amounts due to this director during the first quarter ended March 31, 2011.

16.  Shareholders’ Deficit

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

During the quarter ended March 31, 2011, a shareholder converted 6,666 shares of Series C 10% preferred stock into 133,320 shares of common stock.

Series D 10% Preferred Stock

During the quarter ended March 31, 2011, the Company issued 9,000 shares of Series D 10% Preferred Stock (“Series D”) for $270,000.  During 2010, the Company issued 5,999 shares of Series D for $170,921.  Each share of Series C sold for $30, can be converted at any time into 60 shares of common stock and has voting rights equal to 60 shares of common stock.  In connection with the issuance of Series D, the Company issued  warrants to purchase 179,970 shares of common stock.  The warrants have a life of 5 years to purchase a share of common stock for $1.00 per share.  The Series D has liquidation preference over common stock at a liquidation value equal to its par value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31 of each year that the Series D is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series D automatically convert into 60 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series D are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

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

Common Stock

During 2010, the Company raised $2,310,000 through the issuance of 3,474,230 of common stock and five-year warrants to purchase 1,675,000 shares of common stock, respectively, at $1.00 to $1.65.  During the quarter ended March 31, 2011, the Company raised $200,000 from the receipt of a stock subscription receivable

Stock Options

During the three months ended March 31, 2011, the Company did not issue options.

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Options	Range of	Life in	Exercise	Options	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Price
As of December 31, 2010	10,269,852	$0.14 - $3.50	2.4	$0.94	8,512,684	$0.94
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Granted	-	-	-	-	-	-
As of March 31, 2011	10,269,852		2.4	$0.94	8,512,684	$0.94

Warrants

During the three months ended March 31, 2011, the Company issued warrants to purchase 270,000 shares of common stock in connection with the sale of common stock.  These warrants have a strike price of $1.00 per share, vest upon issuance and have a life of five years.  The Black Scholes expense for these options was $102,849, which was recorded in operating expenses.   There are no repricing or antidilution features for any of these warrants.  The Black-Scholes expenses for the warrants issued during the three months ended March 31, 2011 was calculated using the following assumptions:

Range of estimated fair value of underlying common stock	$1.65 - $1.75
Range of remaining lives (in years)	4.9 - 5.0
Range of risk-free interest rates	2.48% - 2.62%
Range of expected volatilities	103% - 106%
Dividend yield	-

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Warrants	Range of	Life in	Exercise	Warrants	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Price
As of December 31, 2010	2,472,676	$1.00 - $2.00	4.4	$1.35	2,472,676	$1.35
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Granted	270,000	$1.00	4.9	1.00	270,000	1.00
As of March 31, 2011	2,742,676	$1.50 - $2.00	4.5	$1.34	2,742,676	$1.34

17.  Commitments and contingencies

Office space rental

On May 1, 2009, the Company entered into a lease for approximately 1,800 square feet of office space in Santa Barbara, California for use as its executive offices.  This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month.
From prior to January 1, 2008 until May 2009, we leased approximately 1,800 square feet of space in Santa Barbara, California, for executive use at $4,000 per month under a lease which expired December 31, 2010.

Rent expense for the three months ended March 31, 2011 and 2010 was $18,091 and $46,200, respectively.

18.  Segment Information

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

A summary of results by segment is as follows:

	(Amounts in $000)
	As of/for the Three Months ended March 31, 2011				As of /for the Three Months ended March 31, 2010
	Stratus				Stratus
	Credit Card	Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$-	$-	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-	-	-
Gross margin	-	-	-	-	-	-	-	-
Deprec. & Amort	15	-	-	15	12	-	-	12
Segment profit (loss)	(15)	-	-	(15)	(12)	-	-	(12)
Operating expenses	-	-	1,659	1,659	-	-	1,184	1,184
Other expenses	-	-	40	40	-	-	540	540
Net income (loss)	$(15)	$-	$(1,699)	$(1,714)	$(12)	$-	$(1,724)	$(1,736)

Assets	$1,216	$2,124	$2,109	$5,449	$1,789	$2,224	$1,482	$5,495
Liabilities	$1,000	$484	$4,688	$6,172	$1,000	$484	$2,621	$4,105

19.     ProElite, Inc.

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

On March 30, 2010, the Company entered into Amendment number 2 to the SIA, which provided for an extension of the closing date to May 14, 2010 under the terms and conditions of the SIA and the previous Amendment, and required the Company to continue to fund the operations of PEI and the auditors of PEI. On May 12, 2010, the Company entered into Amendment number 3 to the SIA, which extended the closing date to September 30, 2010 under the terms and conditions of the SIA and the previous amendments, and required the Company to continue to fund the operations of PEI and all parties associated with the audit of PEI.  On September 29, 2010, the Company entered into Amendment number 4 to the SIA, which extended the closing date to July 31, 2010 under the terms and conditions of the SIA and the previous amendments (see footnote 21 “Subsequent events”).  On July 30, 2010, the Company entered into Amendment number 5 to the SIA, which extended the closing date to October 31, 2010 under the terms and conditions of the SIA and the prior amendments and required the Company to make a defined payment to legal counsel for PEI.  On October 30, 2010, the Company entered into Amendment number 6 to the SIA, which extended the closing date to November 30, 2010. The Company entered into Amendment number 7 to the SIA, which extended the closing date to March 31, 2011.  The Company has verbally agreed to extend the closing date May 17, 2011.

20.           Subsequent Events

During the period April 1, 2011 through May 14, 2011, the Company raised additional funds of $1,045,000 through the issuance of 2,612,500 shares of common stock.

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

PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets.  PSEI acquired the business of Stratus Rewards, LLC (“Stratus Rewards”) in August 2005 and Stratus Rewards is a wholly-owned subsidiary of PSEI.  Stratus Rewards is a credit card rewards program using the Visa card platform that offers a luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.   In May 2010, the Company entered into an agreement with a private bank in Switzerland for it to be the processing bank for Stratus Rewards in Europe.

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

The Company purchased several events that are recorded on the Company’s balance sheet as intangible assets the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

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

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk and small companies in general, factors specific to the Company and the business that range from 10.0% for events to 40% for the Stratus Rewards Visa card.  The total discount rates ranged from 35% for events to 65% for the Stratus Rewards program.  Terminal values are determined by taking cash flows in year five of the forecast, then applying an annual growth of 2.2% to 4.1% for the next seven years and discounting that stream of cash flows by the discount rate used for that section of the business.

If the Company determines that the discount factor for cash flows should be increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $3,317,680.

We believe the events carried as intangible assets on the balance sheet will generate revenues and be profitable because they were profitable when they were acquired by Stratus and the Company has demonstrated that it can operate events in a profitable manner.

Results of Operations for the Three Months Ended March 31, 2011

Revenues

Revenues for the three months ended March 31, 2011 (“Current Period”) were $0, which was the same for the three months ended March 31, 2010 (“Prior Period”).  It is anticipated that revenues will commence for events starting in the third quarter of 2011.

Gross Profit

There were no cost of revenues in either the Current Period or the Prior Period, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $0.

Operating Expenses

Overall operating expenses for the Current Period were $1,674,375, an increase of $478,257, or 40%, from $1,196,118 in the Prior Period.  This increase was primarily due to a $574,660 increase in general and administrative expenses reflecting greater payroll expenses as the Company increased staff to have in place for the commencement of revenues.  There was a decrease in warrant and option expense of $147,425.  Legal and professional services were $280,090 in the Current Period, an increase of $49,526 versus $230,564 in the Prior Period.  The Company continues to defend the lawsuits set forth in detail in the footnotes to the financial statements.

Other Expense

Other expense decreased by $522,188 in the Current Period from $525,378 in the Prior Period, which was for an expense that did not repeat in 2011 for the issuance of 477,616 shares of common stock to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

Interest Expense

Interest expense was $36,813 in the Current Period, an increase of $22,065 from $14,747 in the Prior Period, primarily for interest associated with the preferred stock outstanding and an increase in interest-bearing debt to an officer of the Company.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the year ended 2010 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

During 2010, we sold 3,474,230 shares to investors for $2,310,000.  The Company is actively pursuing equity capital and is targeting an initial raise of $10 million to $20 million.  The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses.  Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be forced to curtail our operations or may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

As of March 31, 2011 and December 31, 2010, our principal sources of liquidity consisted of increases to the Company’s accounts payable and accrued expenses and the issuance of equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we will require working capital for sales and marketing costs to market our event properties. At December 31, 2010, we had no cash on hand and we had negative working capital of $4,317,164.  At March 31, 2011, we had no cash on hand and we had negative working capital of $4,892,972.

The Company raised $270,000 in capital through the issuance of preferred stock and $200,000 from the receipt of a stock subscription receivable for common stock in the three months ended March 31, 2011.  The Company is actively seeking additional capital to establish operations, restart the card and event businesses and complete and integrate targeted acquisitions.  During the period April 1, 2011 through May 14, 2011, the Company raised additional funds of $1,045,000 through the issuance of 2,612,500 shares of common stock.  The Company believes this financing coupled with future positive cash flow from operations should result in the future removal of the going concern qualification of the audit opinion similar to the one rendered by our independent auditors for the fiscal year ended December 31, 2010.

Cash Flows

The following table sets forth our cash flows as of the dates indicated:

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Operating activities	$(572,194)	$(356,443)
Investing activities	-	(406,613)
Financing activities	572,194	1,228,528
Total change	$-	$465,472

Operating Activities

Operating cash flows for the three months ended March 31, 2011 reflects the net loss of $1,714,378, primarily offset, in part, non-cash expenses of $501,126 for warrant and options expenses, $627,679 of net changes in working capital, and $13,379 of depreciation and amortization expense.

Operating cash flows for the three months ended March 31, 2010 reflects the net loss of $1,736,243, primarily offset by non-cash expenses of $648,551 for the excess of fair value of common stock sales over the consideration received and Black-Scholes cost of warrant issuance, the issuance of stock issued for services and to settle a legal dispute totaling $525,378, changes in working capital of $193,987 and depreciation and amortization of $11,883.

Investing Activities

We advanced $406,613 in cash to ProElite, Inc. during the three months ended March 31, 2010 for operating expenses and did not use cash for investing activities during the three months ended March 31, 2011.

Financing Activities

During the three months ended March 31, 2011, we received $270,000 from the issuance of preferred stock, $200,000 from the receipt of a subscription receivable for common stock and $102,194 related to bank overdrafts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011 the Company raised $270,000 through the issuance of 9,000 shares of Series D 10% Preferred Stock.

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

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Principal Financial Officer

Date:	May 16, 2011