Form 10-Q
period 2011-06-30
Stratus Media Group, Inc
filed 2011-08-16
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of shares of common stock outstanding at August 15, 2011 was 77,505,077 shares.

STRATUS MEDIA GROUP, INC.
FORM 10-Q
JUNE 30, 2011 (unaudited) and DECEMBER 31, 2010

PART I — FINANCIAL INFORMATION ITEM I — FINANCIAL STATEMENTS

STRATUS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$5,865,061	$-
Accounts receivable	53,500	-
Deposits and prepaid expenses	1,054,450	653,644
Total current assets	6,973,011	653,644

Property and equipment, net	87,576	10,051
Intangible assets, net	2,232,983	2,255,688
Goodwill for ProElite, Inc. and Stratus Rewards Card	3,073,345	1,073,345
Acquisition deposit	100,000	1,582,809
Total assets	$12,466,915	$5,575,537
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank overdraft	$-	$62,796
Accounts payable	627,091	903,258
Deferred salary	345,529	330,625
Accrued interest	439,473	310,634
Accrued expenses - legal judgments	90,732	90,732
Other accrued expenses and other liabilities	972,117	1,320,595
Loans payable to officers and a director	185,334	795,939
Current portion of notes payable - related parties	455,000	465,000
Notes payable	73,017	167,017
Event acquisition liabilities	-	483,718
Total current liabilities	3,188,293	4,930,314

Non-current liabilities
Non-current portion of notes payable - related parties	625,000	625,000

Total liabilities	3,813,293	5,555,314

Commitments and contingencies

Shareholders' equity
Series C 10% Preferred stock, $0.001 par value: 1,000,000 shares Authorized;18,365 shares issued and 9,199 and 18,365 outstanding	9	18
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized 50,655 and 5,999 shares issued and outstanding	51	6
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized 8,700 and 0 shares issued and outstanding	9	-
Common stock, $0.001 par value: 200,000,000 shares authorized 75,554,862 and 64,122,301 shares issued and outstanding, respectively	75,555	64,122
Minority Interest	(92,079)	-
Additional paid-in capital	39,011,539	27,189,432
Stock subscription receivable	-	(749,968)
Accumulated deficit	(30,341,462)	(26,483,387)
Total shareholders' equity	8,653,622	20,223
Total liabilities and shareholders' equity	$12,466,915	$5,575,537

See accompanying notes to consolidated financial statements.

STRATUS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
General and administrative	1,119,244	641,888	1,999,024	947,008
Warrant expense and fair value charge for stock sales	381,979	806,886	883,105	1,455,437
Legal and professional services	542,123	359,249	822,213	589,813
Depreciation and amortization	13,380	12,003	26,759	23,886
Total operating expenses	2,056,726	1,820,026	3,731,101	3,016,144

Loss from operations	(2,056,726)	(1,820,026)	(3,731,101)	(3,016,144)

Other (income)/expenses
Other (income)/expense	(3,190)	-	-	525,378
Interest expense	92,026	17,875	128,839	32,622
Total other(income)/ expenses	88,836	17,875	128,839	558,000

Net loss	$(2,145,562)	$(1,837,901)	$(3,859,940)	$(3,574,144)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Basic and diluted weighted-average common shares	71,161,702	60,768,011	68,704,527	59,938,132

See accompanying notes to consolidated financial statements.

STRATUS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,859,940)	$(3,574,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,759	23,886
Non cash Expense for stock options	381,979	1,455,437
Stock issued for services	-	197,082
Stock issued to settle legal dispute	-	525,378
(Increase) / decrease in current asets:
Accounts receivable	(53,500)	-
Deposits and prepaid expenses	(388,515)	(58,000)
Increase / (decrease) in current liabilities:
Accounts payable	(274,301)	172,380
Deferred salary	(53,399)	154,375
Accrued interest	128,839	29,545
Legal judgment	-	(5,000)
Other accrued expenses and liabilities	(257,271)	230,840
Net cash used in operating activities	(4,349,349)	(848,221)

Cash flows from investing activities:
Capital expenditures	(81,578)	(2,868)
Payments for acquisitions, net	(842,487)	(572,854)
Net cash used in investing activities	(924,065)	(575,722)

Cash flows from financing activities:
Bank overdraft	-	(8,260)
Payments on loans payable to officers and a director	(441,068)	(155,466)
Payments on notes payable	(371,508)	(25,000)
Proceeds from issuance of preferred stock	9,406,051	340,960
Proceeds from issuance of common stock	2,545,000	1,330,000
Net cash provided by financing activities	11,138,475	1,482,234

Increase in cash and equivalents	5,865,061	58,291

Cash and equivalents, beginning of period	-	-

Cash and equivalents, end of period	$5,865,061	$58,291

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

STRATUS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) and DECEMBER 31, 2010

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

ProElite, Inc. (“PEI”) is a subsidiary of the Company.  PEI specializes in the operation and management of Mixed Martial Arts events.  See Note 20 for further discussion of the acquisition of PEI.

2.	Going concern

The Company has suffered losses from operations and without additional capital, currently lacks liquidity to meet its current obligations.  The Company had a net loss for 2010 of $8,409,605 and a net loss of $2,145,562 for the three months ended June 30, 2011.  As of June 30, 2011, the Company had working capital of $3,784,718 and cumulative losses of $30,341,462.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.  During 2010, the Company raised $2,935,720 in capital through the issuance of $2,310,000 of common stock and $625,720 of preferred stock.  The Company raised $9,406,051 in capital through issuance of preferred stock and $2,545,000 through the issuance of common stock during the six months ended June 30, 2011.  Although there can be no assurances, the Company believes this financing coupled with future positive cash flow from operations may result in the future removal of the going concern qualification of the audit opinion similar to the one rendered by our independent auditors for the fiscal year ended December 31, 2010.

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

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited balance sheet at June 30, 2011 consolidates the accounts of PEI reflecting the close of the acquisition (see Note 20).  All significant intercompany balances were eliminated in consolidation.  There are no consolidated operating results for the 16 days ended June 30, 2011 as they were immaterial.  Future operating results will be included in future financial statements.

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

Accounts Receivable

Accounts receivable relate principally to royalties due from television networks for pay-per-view presentations.

Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, accounts receivables, accounts payable, loans payable, notes payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 5 years
Furniture and fixtures	5 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements

 Goodwill and Intangible Assets

Intangible assets consist of goodwill related to the acquisition of PEI, certain events and the Stratus Rewards Visa White Card that we acquired. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply Statement of Financial Accounting Standards (SFAS) No. 142  Goodwill and Other Intangible Assets , codified in FASB ASC Topic 350, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company purchased several events that are recorded on the Company’s balance sheet as intangible assets at the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset. Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

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

If the Company determines the discount factor for cash flows should be substantially increased, or the event will not be able to begin operations when planned, it is possible that the amounts for the intangible assets currently on the balance sheet could be reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $5,306,328.

The Company believes that Core Tour and Maui Music Festival are most at risk for additional impairment charges in the future because the fair value for each event is less than 200% of the book value for such events.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for the six months ended June 30, 2011 and 2010.

Capitalized Software Costs

We did not capitalize any software development costs during 2010 or the six months ended June 30, 2011. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

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

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share, which is codified in FASB ASC Topic 260.  Basic per share data is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing loss available to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three or six months ended June 30, 2011 or 2010, as they are antidilutive to loss per share.

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

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the application of this accounting standard.

4.	Litigation

In February 2006, a former employee filed an action against PSEI and Paul Feller in Los Angeles Superior Court (“LASC”), alleging breach of employment contract.  A jury trial concluded on July 28, 2010 with the jury finding in favor of us, PSEI, and Mr. Feller on all counts, except two counts as against PSEI only, requiring payment by PSEI to plaintiff of $22.104.  The parties filed crossing motions for attorneys’ fees and costs, and the court ruled and entered a judgment as follows:  (a) the Company and Mr. Feller shall recover from the former employee a total amount of $170,378; and (b) the former employee shall recover from PSEI, and PSEI only, a total amount of $28,912.  The former employee has filed a notice of appeal of the judgment.

In connection with a consulting contract related to the acquisition of an event, the consultant obtained an arbitration award, by default, against PSEI in August 2005 for $65,316 in LASC.  In September 2005, the plaintiff filed a petition against the Company to confirm the Award against PSEI.  In January 2006, the court entered a judgment on the Award and in October 2007, PSEI filed a motion to set aside the Judgment on the basis of lack of service.  In November 2007, the court denied the motion to set aside the Judgment. PSEI recorded an expense of $65,316 in 2007 and has fully reserved this amount.  Plaintiff has taken the debtor’s examination of Mr. Feller, which has been continued to October 19, 2011.

In July 2010, we were served with a summons by a shareholder, Jeffrey Mitchell, in the Superior Court of California, Santa Barbara County, alleging breach of fiduciary duty, breach of covenant of good faith and fair dealing and conversion.   The summons is seeking a jury trial for declaratory relief of not less than $600,000 and injunctive relief.  We believe these claims are without merit and filed a counterclaim against this shareholder.

In July 2010, Mark Hill, a shareholder of the Company served a demand for arbitration alleging that we refused to remove transfer restrictions on shares of our stock owned by him.  The demand alleges that such refusal constituted breach of contract, implied covenant of good faith and fair dealing and conversion and seeks unspecified compensatory damages, injunctive relief and attorney fees and costs.  The matter went to arbitration, but as a result of the Company’s attorney’s withdrawal from representation at the start of the arbitration, it went into a default, and the petitioner obtained and award for a total amount of $165,344. The Company intends to:  (a) file a motion to vacate the award on the grounds that the arbitrator failed to grant a continuance of the arbitration to permit new counsel to take over the matter, and because the arbitration lacked jurisdiction in the first instance; and (b) if the court vacates the award, defend the matter vigorously.

In March 2011, four of our shareholders filed an action in Superior Court of California, in Santa Barbara County, (lead plaintiff is Howell Douglas Wood), against the Company, Chief Executive Officer, and Chief Financial Officer and its outside directors. The complaint alleges violations of the California Corporations Code and federal securities laws relating to the issuance of securities to the plaintiffs and breach of fiduciary duty, contract and covenant of good faith and fair dealing and conversion relating to the alleged refusal to allow the plaintiffs to sell their shares.  The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief.  We believe that the claims are without merit and intend to defend the action.  Also, the Company filed a motion to consolidate this matter with the above Mitchell matter, which the court granted, that is, these matters will be treated as one and the same.

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

Effective May 14, 2010, the Company entered into a Co-branded Card Agreement (the “Agreement”) with Cornèr Banca SA (the “Bank”), located in Lugano, Switzerland.  Under the Agreement, the parties agreed to jointly launch a co-branded consumer card payment solution targeted at high net worth individuals and a co-branded commercial payment solution targeted at small and mid-sized businesses.  The cards, to be issued by the Bank, will include a loyalty rewards program.  The cards are targeted to residents of Europe.  The initial term of the Agreement is five years.  The Company, among other things, will be responsible for marketing and administration of, and expenses relating to, the rewards program.  The Bank will be responsible for issuing the cards.  The Company receives a share of purchase transactions generated by a card holder and membership and initiation fees.

6.	Property and equipment

Property and equipment were as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Computers and peripherals	$70,239	$56,863
Office machines	49,370	20,705
Furniture, fixtures, automobile	96,005	56,468
	215,614	134,036
Less accumulated depreciation	(128,038)	(123,985)
	$87,576	$10,051

            Depreciation expense for the six months ended June 30, 2011 and 2010 was $4,054 and $1,182, respectively, and depreciation expense for the three months ended June 30, 2011 and 2010 was $2,027 and $651, respectively.

7.	Goodwill and intangible assets

Goodwill and intangible assets were as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Intangible Assets
Events
Beverly Hills Concours	$169,957	$169,957
Santa Barbara Concours d'Elegance	243,000	243,000
Cour Tour/Action Sports Tour	1,067,069	1,067,069
Freedom Bowl	344,232	344,232
Maui Music Festival	300,000	300,000
Total - Events	2,124,258	2,124,258
Stratus Rewards
Purchased Licensed Technology, net of accumulated amortization of $204,776 and $187,471	41,324	58,630
Corporate Partner List, net of accuulated amortization of $63,900 and $58,500	44,100	49,500
Member List	23,300	23,300
Total - Stratus Rewards	108,724	131,430
Total Intangible Assets	$2,232,983	$2,255,688

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

The purchased licensed technology and membership list are amortized over their estimated useful life of 10 years.  For the six months ended June 30, 2011 and 2010, amortization was $22,704 and $22,704, respectively.  For the three months ended June 30, 2011 and 2010, amortization was $11,352 and $11,352, respectively.

8.	Deferred salary

Our president has an employment contract that stipulates an annual salary of $240,000.  He did not received cash payments for salary since prior to 2006 and the $240,000 per year was accrued on a quarterly basis.  As of June 30, 2011 and December 31, 2010, deferred salary was $345,529 and $330,625, respectively.  He started receiving cash payments for salary in June 2011.

9.	Legal judgments

As of June 30, 2011 and December 31, 2010, we had $90,732 as accrued expenses – legal judgments to accrue for a judgment of $60,316 for amounts due under a consulting contract related to the acquisition of an event, and $30,416 related to allegedly unpaid legal bills from a former attorney for the Company.  A payment of $5,000 was made during the three months ended March 31, 2010.  See Footnote 4 for addition information regarding these amounts.

10.	Other accrued expenses and liabilities

Accrued expenses and liabilities consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Professional fees	$203,440	$254,244
Travel expenses	202,436	202,436
Consultant fees	259,864	281,387
Payroll tax liabilities	281,828	525,864
Other	24,549	56,664
	$972,117	$1,320,595

11.	Loans payable to officers and a director

The Loans Payable to Officers and a Director represents a loan from the Company’s President and a member of the board of directors and amounted to the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
President and director, interest at 9.5%	$5,925	$391,993
An officer, non-interest bearing	69,409	127,421
An officer, interest at 5.0% if not repaid on timely basis	110,000	231,525
A director, interest at 10.0%	-	45,000
	$185,334	$795,939

These loans are unsecured, due on demand, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. Interest expense on loans to officers and a director for the three months ended June 30, 2011 and 2010 was $0 and $6,934, respectively.  Interest expense on loans to officers and a director for the six months ended June 30, 2011 and 2010 was $12,421 and $6,934, respectively.  During the quarter ended June 30, 2011, $45,000 was paid to the director to pay down the principal balance of a loan made to the Company in 2005, $463,712 was paid to the Company’s President and Director to pay down a series of revolving loans made to the Company over the past few years, and $77,176 was paid to an officer pursuant to an employment agreement.

In connection with the employment agreement for its Senior Vice President and Chief Operating Officer, the Company assumed a promissory note of $231,525 formerly owed to him by PEI and agreed to pay the promissory note with $121,525 payable to him upon the closing of the acquisition of PEI by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition.  Any unpaid amounts after 180 days following the closing of the acquisition will bear interest at 5%.  In June 2011, upon closing the acquisition of PEI, the Company paid the first installment of $121,525.

12.	Notes payable to related parties

Notes Payable to Related Parties consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)

To shareholder (unsecured), dated January 14, 2005, with maturity of May 14, 2005. The principal amount and accrued interest were payable on May 14, 2005, plus interest at 10%. This note is currently in default.	$70,000	$70,000

To shareholder (unsecured), dated February 1, 2005, with maturity of June 1, 2005. The principal amount and accrued interest were payable on June 1, 2005, plus interest at 10%. This note is currently in default.	-	10,000

To shareholder (unsecured), dated February 5, 2005, with maturity of June 5, 2005. The principal amount and accured interest were payable on June 5, 2005, plus interest at 10%. This note is currently in default.	10,000	10,000

To shareholder (unsecured) related to purchase of Stratus. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding, with such funding to be at a minimum amount of $3,000,000.	1,000,000	1,000,000
	1,080,000	1,090,000
Less: current portion	455,000	465,000
Long-term portion	$625,000	$625,000

These notes have no priority or subordination features, have no restrictive covenants and contain no acceleration provisions.  Per contract, the $1,000,000 note related to the purchase of Stratus Rewards bears interest at 10% per annum.  However, as noted in Footnote 5, the Company intends to pursue the cancelation of this note and therefore, the Company is not accruing interest on this note.  For the six months ended June 30, 2011 and 2010, the Company incurred interest expense on this notes payable to related parties of $4,500 and $4,500, respectively.  For the three months ended June 30, 2011 and 2010, the Company incurred interest expense on this notes payable to related parties of $2,250 and $2,250, respectively.

13.  Notes payable

Notes Payable consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
To a shareholder (unsecured). Payable on demand and bears interest at 8.5%.	$13,017	$107,017

To non-shareholders (unsecured). Payable on demand and does not bear interest	60,000	60,000

Total (all current)	$73,017	$167,017

These notes have no priority or subordination features, have no restrictive covenants and contain no acceleration provisions. For the six months ended June 30, 2011 and 2010, the Company incurred interest expense on these notes payable of $19,760 and $6,246, respectively.  For the three months ended June 30, 2011 and 2010, the Company incurred interest expense on these notes payable of $2,250 and $2,868, respectively.

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

During 2010, the Company repaid $60,000 on a loan made on January 19, 2005 with an original balance of $125,000 from an individual who became a director of the Company on April 30, 2009. The balance owed to this director at December 31, 2010 was $45,000.  From April 1, 2011 to present, $45,000 was paid to the director to pay down the principal balance of a loan made to the Company in 2005, $463,712 was paid to the President to pay down a series of revolving lonas made to the Company over the past few years, $77,176 was paid to an officer pursuant to his employment agreement and $121,525 was paid to another officer pursuant to a promissory note from PEI that was assumed by the Company as part of his employment agreement (See Note 11).

17.	Shareholders’ deficit

Series C 10% Preferred Stock

During 2010, the Company issued 18,365 shares of Series C 10% Preferred Stock (“Series C”) for $454,799.  Each share of Series C sold for $30, can be converted at any time into 20 shares of common stock and has voting rights equal to 20 shares of common stock.  In connection with the issuance of Series C, the Company issued 124,990 warrants with a life of 5 years to purchase a share of common stock for $2.00 per share.  The Series C has liquidation preference over common stock at a liquidation value equal to its par value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31 of each year that the Series C is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series C automatically convert into 20 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series C are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

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

The Series C contains a share adjustment provision that provides for additional shares to be issued if the thirty-day volume weighted average price of the Company’s common stock (“VWAP”) is between $1.00 and $2.00.  The share adjustment is determined 180 days after the purchase of Series C.  If the VWAP is above $2.00, no action is taken.  If the VWAP is between $1.00 and $2.00, additional shares may be issued to the holder based on a formula specified in the individual agreements.  As of June 30, 2011, there were 183,973 shares of common stock issuable for future conversions of Series C and 551,920 shares of common stock reserved for the maximum share adjustment for Series C.

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

During the six months ended June 30, 2011, two shareholders converted a total of 9,166 shares of Series C 10% preferred stock into 183,320 shares of common stock and received 424,208 shares pursuant to the share adjustment provision.

Series D 10% Preferred Stock

During the six months ended June 30, 2011, the Company issued 44,656 shares of Series D 10% Preferred Stock (“Series D”) for $1,339,965.  During 2010, the Company issued 5,999 shares of Series D for $170,921.  Each share of Series D sold for $30, can be converted at any time into 60 shares of common stock and has voting rights equal to 60 shares of common stock.  In connection with the issuance of Series D, the Company issued  warrants to purchase 179,970 shares of common stock.  The warrants have a life of 5 years to purchase a share of common stock for $1.00 per share.  The Series D has liquidation preference over common stock at a liquidation value equal to its par value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31 of each year that the Series D is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series D automatically convert into 60 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series D are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

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

The Series D contains a share adjustment provision that provides for additional shares to be issued if the thirty-day volume weighted average price of the Company’s common stock (“VWAP”) is between $1.00 and $2.00.  The share adjustment is determined 180 days after the purchase of Series C.  If the VWAP is above $2.00, no action is taken.  If the VWAP is between $1.00 and  $2.00, additional shares may be issued to the holder based on a formula specified in the individual agreements.  As of June 30, 2011, there were 3,039,870 shares of common stock issuable for future conversion of Series D and 4,143,710 shares of common stock issuable for the maximum share adjustment provision for Series D.

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

Series E 5% Preferred Stock

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company agreed to sell to each of the Investors, and the Investors severally agreed to purchase from the Company, shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the “Preferred Shares”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for a purchase price of $1,000 per share, or $8,700,000 in the aggregate.

In connection with the sale of the Preferred Shares, the Company also agreed to issue to the Investors (a) warrants (“A Warrants”) to purchase up to one additional share of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares, and (b) warrants (“B Warrants”) to purchase up to .50 additional shares of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares.  The Warrants are exercisable for five years commencing on the date of first issuance and are exercisable only for cash if there is an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants.  In the absence of such a registration statement, the Warrants are exercisable for cash or on a cashless basis at the option of the holder thereof.  The exercise price of the A Warrant is $0.65 per share and the B Warrant has an exercise price of $1.00 per share, subject in each case to full ratchet anti-dilution protection.

Pursuant to the Certificate, the Preferred Shares bear a dividend of 5% per annum, payable quarterly in cash, or, if the dividend shares are registered for resale, in shares of the Company’s Common Stock.  The effective conversion rate for the Preferred Shares is $0.40 per share of Common Stock, subject to full ratchet anti-dilution protection. The Preferred Shares have voting rights on an as-converted to Common Stock basis, with the Investors (subject to certain exceptions) having the right to elect two members to the Company’s Board of Directors for so long as at least 50% of the total number of Preferred Shares purchased pursuant to the Purchase Agreement are outstanding, and the right to elect one member to the Company’s Board of Directors for so long as least 25% but less than 50% of the total number of Preferred Shares issued pursuant to the Purchase Agreement are outstanding. The Company is required to redeem any unconverted Preferred Shares on the fifth anniversary of the date of first issuance of the Preferred Shares, and has the right to require conversion at any time if the average daily trading value for any twenty consecutive trading days exceeds $250,000 and the weighted average price per share is at least $2.50 for each of those twenty consecutive trading days.

To secure the Company’s obligation to redeem the Preferred Shares, the Company entered into a Security Agreement dated May 24, 2011, pursuant to which the Company has agreed to grant the holders of the Preferred Shares a first priority security interest in all of its assets.

The Company has agreed to file a registration statement with the SEC covering the resale of the shares (a) issuable upon conversion of the Preferred Shares or exercise of the Warrants, (b) issued as dividends payable in shares of Common Stock pursuant to the Certificate, and (c) issuable upon exercise of the Placement Agent Warrants.  Upon the occurrence of certain events set forth in the Purchase Agreement, including the failure to timely file the registration statement or have the registration statement timely declared effective, the Company will pay to the Investors an amount of cash equal to 1% of the aggregate purchase price of the Series E Preferred Stock and Warrants for each 30-day period during such default; provided, however, that the payments will not exceed 10% of the aggregate purchase price.

Common Stock

During 2010, the Company raised $2,310,000 through the issuance of 3,474,230 shares of common stock and five-year warrants to purchase 1,675,000 shares of common stock, respectively, at $1.00 to $1.65.  During the six months ended June 30, 2011, the Company raised $2,545,000 from the issuance of 7,271,426 of common stock.

Stock Options

During the six months ended June 30, 2011, the Company did not issue options.

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Options	Range of	Life in	Exercise	Options	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Price
As of December 31, 2010	10,269,852	$0.14 - $3.50	2.4	$0.94	8,512,684	$0.94
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Granted	-	-	-	-	-	-
As of June 30, 2011	10,269,852		2.4	$0.94	8,512,684	$0.94

Warrants

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Warrants	Range of	Life in	Exercise	Warrants	Exercise
	Outstanding	Exercise Prices	Years	Price	Exercisable	Price
As of December 31, 2010	2,472,676	$1.00 - $2.00	4.4	$1.35	2,472,676	$1.35
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Granted	49,960,677	$0.65- 1.00	4.9	0.76	49,960,677	1.00
As of June 30, 2011	52,433,353	$1.50 - $2.00	4.5	$0.78	52,433,353	$0.78

18.	Commitments and contingencies

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

Rent expense for the six months ended June 30, 2011 and 2010 was $46,458 and $97,033, respectively.  Rent expense for the three months ended June 30, 2011 and 2010 was $28,367 and $50,883, respectively.

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

 A summary of results by segment is as follows:

	(Amounts in $000)
	As of/for the Six Months Ended June 30, 2011				As of /for the Six Months Ended June 30, 2010
	Stratus Credit Card	Events	Other	Total	Stratus Credit Card	Events	Other	Total

Revenues	$-	$-	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-	-	-
Gross margin	-	-	-	-	-	-	-	-
Deprec. & Amort	30	-	-	15	23	-	-	23
Segment loss	(30)	-	-	(30)	(23)	-	-	(23)
Operating expenses	-	-	3,701	3,701	130	-	2,863	2,993
Other expenses	-	-	129	129	-	-	558	558
Net (loss)	$(30)	$-	$(3,830)	$(3,860)	$(153)	$-	$(3,421)	$(3,574)

Assets	$1,216	$2,124	$9,127	$12,467	$1,777	$2,224	$2,034	$6,035
Liabilities	$1,000	$484	$2,329	$3,813	$1,000	$484	$2,904	$4,388

20.	Acquisition of ProElite, Inc.

Effective October 21, 2009, the Company entered into a Strategic Investment Agreement with ProElite, Inc. (“PEI”) pursuant to which PEI agreed to sell to the Company, and the Company agreed to purchase from PEI, shares of PEI’s Series A Preferred Stock (the “Preferred Shares”).  The transaction closed on June 14, 2011.  The Preferred Shares are convertible into the Common Stock of PEI.  The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares.  The purchase price of the Preferred Shares was $2,000,000 which was used by PEI for payment of outstanding liabilities of PEI, general working capital and other corporate purposes and repayment of all amounts due under a note of PEI with respect to advances made to PEI by the Company of $100,000.  At the close, all of the previous directors of PEI esigned and the board of directors of PEI consists of two designees of the Company and one designee of PEI.  Paul Feller, the Company’s Chief Executive Officer, will become PEI’s Chief Executive Officer.  Certain present and former key PEI executives will continue with PEI.  Upon the close of the transaction, the Company recorded goodwill of $2,000,000.  The Company also recorded minority interests of negative $89,585 due to negative equity of PEI at June 30, 2011.  The Company has consolidated the balance sheet of PEI as of June 30, 2011.  The results of operations of PEI for the two weeks ended June 30, 2011, the duration of the Company’s ownership, were immaterial and not consolidated into the Company’s results of operations.

The pro forma financial information presented below show the consolidated operations of the Company as if the PEI acquisition had occurred as of January 1, 2010:

	Six Months Ended June 30,
	2011	2010
Revenues	$205,500	$42,500
Gross profit	205,500	42,500
Loss from operations	(4,017,102)	(3,351,173)
Provision for income taxes	-	-
Net loss	(4,145,942)	(3,909,173)
Basic loss per share	$(0.06)	$(0.07)

21.	Subsequent Events

During the period July 1, 2011 through August 12, 2011, the Company raised additional funds of $114,000 through the issuance of 468,572 shares of common stock. In July 2011, the Company issued 400,000 shares to an investment firm in Europe as settlement of outstanding claims for commissions and expenses. In July 2011, investors converted 4,733 shares of Series C Preferred Stock and 7,112 shares of Series D Preferred Stock into 711,900 shares of common stock.  At the time of conversion, these investors received 30,845 shares of common stock as payment of accrued dividends and 338,898 shares of common stock pursuant to share price adjustment features of the Series C Prefered Stock and Series D Preferred Stock.

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

ProElite, Inc. (“PEI”) is a subsidiary of the Company.  PEI specializes in the operation and management of Mixed Martial Arts events.  The Company completed the acquisition of PEI on June 14, 2011.  The Company has consolidated the balance sheet of PEI as of June 30, 2011.  The results of operations of PEI for the two weeks ended June 30, 2011, the duration of the Company’s ownership, were immaterial and not consolidated into the Company’s results of operations.

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

The Company is using a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated or being divested by larger companies with the plan to aggregate them into one large leading live entertainment company.  A key component of this strategy is to purchase these events for approximately four to six times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events, with the expectation that the combined EBITDA of the Company from these events will receive a higher valuation multiple in the public markets.  Another key component of this strategy is to complete acquisitions that may not meet these economic parameters but have other compelling attributes such as entry into a new type of event or as a strategic fit with the Company’s existing events

Assuming the availability of capital, the Company is targeting acquisitions of event properties.  The goal is to aggressively build-up a critical mass of events, venues and companies that allow for numerous cross-event synergies.  Specifically:

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

The business plan of Stratus is to provide integrated event management, television programming, marketing, talent representation and consulting services in the sports and other live entertainment industries.  Stratus event management, television programming and marketing services may involve:

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

Description of our Revenues, Costs and Expenses

Revenues

When the Company commences staging events, revenues will represent event revenues from ticket sales, sponsorships, concessions and merchandise, which are recorded when the event occurs, and Stratus Rewards revenues from membership fees, fees on purchases and interest income earned on the redemption trust.  Membership fees are amortized over the twelve month period and fees from purchases and interest income are recorded when they occur.

Gross Profit

Gross profit will represent revenues less the cost of sales. Our event cost of sales will consist of the costs of renting the venue, structures at the venue, concessions, and temporary personnel hired for the event.  Cost of sales for the Stratus program are nominal.

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

Intangible Assets

Intangible assets consist of goodwill related to the acquisition of PEI, certain events and the Stratus Rewards Visa White Card that we have acquired. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 142  Goodwill and Other Intangible Assets , which is codified in FASB ASC Topic 350, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company purchased several events that are recorded on the Company’s balance sheet as intangible assets at the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset. Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

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

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $5,306,328.

 The Company believes that Core Tour and Maui Music Festival are most at risk for additional impairment charges in the future because the fair value for each event is less than 200% of its book value for such events.

Results of Operations for the Three Months Ended June 30, 2011

Revenues

Revenues for the three months ended June 30, 2011 (“Current Period”) were $0, which was the same for the three months ended June 30, 2010 (“Prior Period”).  There were no event revenues in the Current Period or the Prior Period.  Stratus card revenues were $0 in the Current Period and $0 in the Prior Period.

Gross Profit

There were no cost of revenues in either the Current Period or the Prior Period, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $0.

Operating Expenses

Operating expenses for the Current Period were $2,056,726, an increase of $236,700, or 13%, from $1,820,026 in the Prior Period.  This increase in operating expenses was primarily comprised of an increase of $477,356 in general and administrative expenses, a reduction  of $424,907 in warrant expense and fair value charge for stock sales, and an increase of $182,874 in legal and professional services.

General and administrative expenses of $1,119,244 increased by $477,356, or 74%, from $641,888 in the Prior Period.  This increase was primarily related to higher levels of staffing and business development activity in the Current Period, specifically an increase of $447,630 for salaries, payroll taxes and medical insurance.

Stock option and warrant expense was $381,979 in the Current Period, a decrease of $424,907 or 53% from $806,886 in the prior period.  This decrease was primarily related to a lower Black Scholes expense of options issued to employees reflecting that no options were issued in the Current Period.

Legal and professional services were $542,123 in the Current Period, an increase of $182,874, or 51%, versus $359,249 in the Prior Period, largely related to $55,607 in increased consulting related to business development in Europe, and $180,463 in litigation expenses related to legal actions described in footnotes 4 and 21 above.  Depreciation and amortization remained relatively constant with $13,380 in the Current Period, compared to $12,003 in the Prior Period.

Other Income

Other income increased by $3,190 in the Current Period, compared to $0 in the Prior Period.

Interest Expense

Interest expense was $92,026 in the Current Period, a increase of $74,151, or 415%, from $17,875 in the Prior Period, primarily related to the interest expense associated with the issuance of preferred stock in the latter half of 2010 and the first half of 2011.

Results of Operations for the Six Months Ended June 30, 2011

 Revenues

Revenues for the six months ended June 30, 2011 (“Current Period”) were $0, which was the same for the six months ended June 30, 2010 (“Prior Period”).  There were no event revenues in the Current Period or the Prior Period.  Stratus card revenues were $0 in the Current Period and $0 in the Prior Period.

Gross Profit

There were no cost of revenues in either the Current Period or the Prior Period, so the gross profit in the Current Period was $0 and the gross profit in the Prior Period was $0.

Operating Expenses

Operating expenses for the Current Period were $3,731,101, an increase of $714,957, or 24%, from $3,016,144 in the Prior Period.  This increase in operating expenses was primarily comprised of an increase of $1,052,016 in general and administrative expenses, a decrease of $572,332 in warrant and option expense and an increase of $232,400 in legal and professional services.

General and administrative expenses of $1,999,024 increased by $1,052,016, or 111%, from $947,008 in the Prior Period.  This increase was related to higher levels of staffing and business development activity in the Current Period, specifically an increase of $760,707 for salaries, payroll taxes and medical insurance, along with an increase of business and development activities of $229,144.

The total warrant and options expense of $883,105 in the Current Period, decrease $572,332 or 40% from $1,455,437 in the prior period.  This decrease was primarily related to a lower Black Scholes expense of options issued to employees reflecting that no options were issued in the Current Period.

Legal and professional services were $822,213 in the Current Period, an increase of $232,400, or 39%, versus $589,813 in the Prior Period, largely related to $104,332 in increased consulting related to business development in Europe, increased legal and litigation expenses of $171,000 related to legal actions described in footnotes 4 and 21 above.  Depreciation and amortization remained relatively constant with $26,759 in the Current Period, compared to $23,886 in the Prior Period.

Other( Income)/Expenses

Other (income)/expenses decreased by $525,378 from the Prior Period to net other expense of $0 in the Current Period.   The expense in the Prior Period reflects expense for the issuance of 477,616 shares of common stock to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

Interest Expense

Interest expense was $128,839 in the Current Period, an increase of $96,217, or 295%, from $32,622 in the Prior Period, primarily related to the interest expense associated with the issuance of preferred stock in the latter half of 2010 and the first half of 2011.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2010 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

The Company has suffered losses from operations and without additional capital, currently lacks liquidity to meet its current obligations.  The Company has a net loss for 2010 of $8,409,605 and a net loss of $2,145,562 for the three months ended June 30, 2011.  As of June 30, 2011, the Company had positive working capital of $3,784,718 and cumulative losses of $30,341,462.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.  During 2010, the Company raised $2,935,720 in capital through the issuance of $2,310,000 of common stock and $625,720 of preferred stock.  The Company raised $9,095,989 in capital through issuance of preferred stock and $2,855,065 through the issuance of common stock during the six months ended June 30, 2011.  Although there can be no assurance, the Company believes this financing coupled with future positive cash flow from operations may result in the future removal of the going concern qualification of the audit opinion similar to the one rendered by our independent auditors for the fiscal year ended December 31, 2010.

At June 30, 2011, cash and equivalents were $5,865,061 and we had positive working capital of $3,784,718.  At June 30, 2011, we had $1,265,334 in debt obligations (comprised of $185,334 in loans to officers and directors and $1,080,000 of notes payable to related parties).  At June 30, 2010, our cash and equivalents were $58,291 and we had negative working capital of $2,864,879.  At June 30, 2010, we had $1,608,076 in debt obligations (comprised of in $401,059 loans to officers and a director, $1,090,000 of notes payable to related parties and $117,017 in notes payable), all of which are due upon demand, and $215,000 was in default for non-payment.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities	$(4,349,349)	$(848,221)
Investing activities	(924,065)	(575,722)
Financing activities	11,138,475	1,482,234
Total	$5,865,061	$58,291

Operating Activities

Operating cash flows for the six months ended June 30, 2011 reflects the net loss of $3,859,940, offset by changes in working capital of $898,147 primarily reflecting the reductions in various current liabilities, depreciation and amortization of $26,759, non-cash options expenses of $381,979.

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

Investing Activities

During the six months ended June 30, 2011, the Company invested $81,578 in office machines, computer equipment and an automobile.  We also advanced funds to PEI and the Core Tour totaling $842,487 to complete those acquisitions.  We advanced $572,854 in cash to PEI during the six months ended June 30, 2010 for operating expenses and used $2,868 for capital expenditures during this period.

 Financing Activities

 During the six months ended June 30, 2011, we raised $9,406,051 from the issuance of preferred stock and we raised $2,545,000 from the issuance of common stock.  These proceeds were partially offset by payments on loans and notes payable totaling $812,577.  During the six months ended June 30, 2010, we received cash proceeds of $1,330,000 from sales of common stock and warrants and $340,960 from sales of Preferred stock, and used $8,260 to cover an overdraft from December 31, 2009, $155,466 to partially repay loans from officers and a director and $25,000 to partially repay notes payable.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Series E Preferred Stock

Pursuant to the Purchase Agreement, effective May 25, 2011 the Company sold to eight accredited investors 8,700 Series E Preferred Shares, A Warrants to purchase 21,750,000 shares of the Company’s Common Stock and B Warrants to purchase 10,875,000 shares of the Company’s Common Stock.  The Company received gross proceeds of $8,700,000.  The Company paid $800,000 in commissions and agreed to issue warrants to the placement agent to purchase 3,600,000 shares of the Company’s Common Stock with respect to the private placement.  The Company also paid a broker-dealer a commission in connection with the private placement of $100,000 in cash and agreed to issue such broker-dealer five year warrants to purchase 1,000,000 shares of the Company’s Common Stock, at an exercise price of $0.70 per share.  The Company agreed to provide “piggyback” registration rights with respect to shares of the Company’s Common Stock acquired by such broker-dealer upon exercise of the warrants.

Common Stock

From April 15, 2011 to May 25, 2011, the Company sold to 70 accredited investors 7,142,857 Units, each Unit consisting of (a) one share of Common Stock of the Company, (b) one warrant to purchase a share of Common Stock, at $0.60 per share, and (c) one-half of a warrant to purchase a share of Common Stock with an exercise price of $1.00 per share.  The purchase price per Unit was $0.35 and the Company received $2,500,000 in proceeds.  No commissions were paid.

Series C and D Preferred Stock

From May 26, 2010 to May 9, 2011, the Company sold to nine accredited investors 18,365 shares of Series C Preferred Stock (convertible into 367,293 shares of Common Stock), 50,665 shares of Series D Preferred Stock (convertible into 3,039,870 shares of Common Stock) and 2,300,000 shares of the Company’s Common Stock, together with warrants to purchase 2,853,582 shares of the Company’s Common Stock at $2.00 per share for the Series C Preferred offering and $1.00 per share for the Series D Preferred offering and Common Stock offering. The Company received gross proceeds of $3,220,875 and paid approximately $480,000 in commissions to placement agents. A more detailed description of the terms of the Series C and Series D Preferred Stock, including the price protection provisions, is contained in the notes to the Company’s financial statements.

The securities described in this Item 2 were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder.  The shares of preferred stock, warrants and the shares of the Company’s Common Stock issuable upon the exercise of the warrants and conversion of the preferred shares may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement or exemption from the registration requirements of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the acting Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller
Principal Executive Officer

By:	/s/ John Moynahan
John Moynahan
Principal Financial Officer

By:	/s/ Charles R. Bearchell
Charles R. Bearchell
Principal Accounting Officer

Date:	August 15, 2011