Form 10-Q
period 2011-09-30
Stratus Media Group, Inc
filed 2011-11-21
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of shares of common stock outstanding at November 21, 2011 was 80,686,134 shares.

STRATUS MEDIA GROUP, INC.
FORM 10-Q
SEPTEMBER 30, 2011 (unaudited) and DECEMBER 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STRATUS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$2,129,127	$-
Accounts receivable	58,500	-
Deposits and prepaid expenses	1,337,280	653,644
Total current assets	3,524,907	653,644

Property and equipment, net	126,114	10,051
Intangible assets, net	2,221,630	2,255,688
Goodwill for ProElite, Inc. and Stratus Rewards Card	3,108,212	1,073,345
Acquisition deposit	100,000	1,582,809
Total assets	$9,080,863	$5,575,537
LIABILITIES AND EQUITY
Current liabilities
Bank overdraft	$-	$62,796
Accounts payable	594,164	903,258
Deferred salary	345,529	330,625
Accrued interest	589,185	310,634
Accrued expenses - legal judgments	90,732	90,732
Other accrued expenses and other liabilities	1,060,460	1,320,595
Loans payable to officers and a director	129,475	795,939
Current portion of notes payable - related parties	455,000	465,000
Notes payable	73,017	167,017
Event acquisition liabilities	-	483,718
Total current liabilities	3,337,562	4,930,314

Non-current liabilities
Non-current portion of notes payable - related parties	625,000	625,000

Total liabilities	3,962,562	5,555,314

Commitments and contingencies

Equity
Series C 10% Preferred stock, $0.001 par value: 1,000,000 shares authorized; 3,333 shares and 18,365 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	3	18
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized; 44,666 and 5,999 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	45	6
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized; 8,700 and 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010	9	-
Common stock, $0.001 par value: 200,000,000 shares authorized 77,865,077 and 64,122,301 shares issued and outstanding, at September 30, 2011 and December 31, 2010, respectively	77,865	64,122
Additional paid-in capital	39,636,545	27,189,432
Stock subscription receivable	-	(749,968)
Accumulated deficit	(34,662,520)	(26,483,387)
Total Stratus Stockholders' equity	5,051,947	20,223
Non-Controlling interest	66,354	-
Total equity	5,118,301	20,223
Total liabilities and equity	$9,080,863	$5,575,537

See accompanying notes to consolidated financial statements.

STRATUS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues	$250,201	$-	$250,201	$-
Cost of revenues	253,810	-	253,810	-
Gross profit (loss)	(3,609)	-	(3,609)	-

Operating expenses
General and administrative	2,551,878	510,832	4,697,621	1,457,840
Warrant expense and fair value charge for stock sales	331,519	635,201	1,214,624	2,090,638
Legal and professional services	1,231,463	484,402	1,906,958	1,074,215
Depreciation and amortization	21,814	12,850	48,572	36,736
Total operating expenses	4,136,674	1,643,285	7,867,775	4,659,429

Loss from operations	(4,140,283)	(1,643,285)	(7,871,384)	(4,659,429)

Other (income)/expenses
Other (income)/expense	-	168,084	-	693,462
Interest expense	195,705	21,352	324,544	53,974
Total other(income)/ expenses	195,705	189,436	324,544	747,436

Net loss	$(4,335,988)	$(1,832,721)	$(8,195,928)	$(5,406,865)

Basic and diluted loss per share	$(0.06)	$(0.03)	$(0.11)	$(0.09)

Basic and diluted weighted-average common shares	77,535,263	62,522,001	71,652,187	60,804,035

See accompanying notes to consolidated financial statements.

STRATUS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(8,195,928)	$(5,406,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,572	36,736
Non cash expense for stock options	1,214,624	2,090,638
Stock issued for services	-	225,832
Stock issued to settle legal dispute	-	704,481
(Increase) / decrease in current asets:
Accounts receivable	(58,500)	-
Deposits and prepaid expenses	(683,636)	(58,000)
Increase / (decrease) in current liabilities:
Accounts payable	(309,093)	248,548
Deferred salary	14,904	233,125
Accrued interest	278,551	45,948
Legal judgment	-	(5,000)
Other accrued expenses and liabilities	(1,111,331)	294,424
Net cash used in operating activities	(8,801,837)	(1,590,133)

Cash flows from investing activities:
Capital expenditures	(130,578)	(2,868)
Payments for acquisitions, net	(860,895)	(712,794)
Net cash used in investing activities	(991,473)	(715,662)

Cash flows from financing activities:
Bank overdraft	(62,796)	(8,260)
Payments on loans payable to officers and a director	(603,668)	(221,937)
Payments on notes payable	(426,509)	(25,000)
Proceeds from issuance of preferred stock	9,406,051	314,015
Proceeds from issuance of common stock	3,609,359	2,260,000
Net cash provided by financing activities	11,922,437	2,318,818

Increase in cash and equivalents	2,129,127	13,023

Cash and equivalents, beginning of period	-	-

Cash and equivalents, end of period	$2,129,127	$13,023

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

STRATUS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) and DECEMBER 31, 2010

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

PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events it owns, operates, manages, markets and sells in national markets.  PSEI acquired the business of Stratus Rewards, LLC (“Stratus Rewards”) in August 2005 and Stratus Rewards is a wholly-owned subsidiary of PSEI.  Stratus Rewards is a credit card rewards program using the Visa card platform that offers a luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.   In May 2010, the Company entered into an agreement with a private bank in Switzerland for it to be the processing bank for Stratus Rewards in Europe.

ProElite, Inc. (“PEI”) is a subsidiary of the Company.  PEI specializes in the operation and management of Mixed Martial Arts events.  See Note 20 for further discussion of the acquisition of PEI.

2.	Going concern

The Company has suffered losses from operations and without additional capital, currently lacks liquidity to meet its current obligations.  The Company had a net loss for 2010 of $8,409,605 and a net loss of $8,195,928 for the nine months ended September 30, 2011.  As of September 30, 2011, the Company had working capital of $187,345 and cumulative losses of $34,662,520.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.  During 2010, the Company raised $2,935,720 in capital through the issuance of $2,310,000 of common and $625,720 of preferred stock.  The Company raised $9,406,051 in capital through issuance of preferred stock and $3,609,359 through the issuance of common stock during the nine months ended September 30, 2011.

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

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited balance sheet at September 30, 2011 consolidates the accounts of PEI reflecting the close of the acquisition (see Note 20).  All significant intercompany balances were eliminated in consolidation.  There are no consolidated operating results for the 16 days ended June 30, 2011 as they were immaterial.  PEI’s operating results for the three months ended September 30, 2011 are included in operating results.

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

Stratus White Visa Card

Stratus White (formerly referred to as Stratus Rewards), the Company’s affiliate redemption credit card rewards program, generates revenues from transaction fees generated by member purchases using the card, and membership fees. Revenue is recognized when transaction fees are received and membership fees are amortized and recognized ratably over the twelve-month membership period from the time of receipt.

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

Goodwill and Intangible Assets

Intangible assets consist of goodwill related to the acquisition of PEI, certain events and the Stratus White Visa Card that we acquired. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply Statement of Financial Accounting Standards (SFAS) No. 142  Goodwill and Other Intangible Assets , codified in FASB ASC Topic 350, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

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

A portion of the consideration used to purchase the Stratus White Visa card program was allocated to specific assets, as disclosed in the footnotes to the financial statements, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill.

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

If the Company determines the discount factor for cash flows should be substantially increased, or the event will not be able to begin operations when planned, it is possible that the amounts for the intangible assets currently on the balance sheet could be reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $5,260,108.

The Company believes that Core Tour and Maui Music Festival are most at risk for additional impairment charges in the future because the fair value for each event is less than 200% of the book value for such events.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for the nine months ended September 30, 2011 and 2010.

Capitalized Software Costs

We did not capitalize any software development costs during 2010 or the nine months ended September 30, 2011. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three or nine months ended September 30, 2011 or 2010, as they are antidilutive to loss per share.

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

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On March 5, 2010, FASB issued ASU No. 2010-11, Derivatives and Hedging Topic 815: Scope Exception Related to Embedded Credit Derivatives. This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company on July 1, 2010. Early adoption was permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application was permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The Company adopted this ASU on January 1, 2011.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In February 2006, former employee filed an action against PSEI and Paul Feller in Los Angeles Superior Court (“LASC”), alleging breach of his employment contract.  A jury trial concluded on July 28, 2010 with the jury finding in favor of us, PSEI, and Mr. Feller on all counts, except two counts as against PSEI only, requiring payment by PSEI to plaintiff of $22.104.  The parties filed crossing motions for attorneys’ fees and costs, and the court ruled and entered a judgment as follows:  (a) the Company and Mr. Feller shall recover from the former employee a total amount of $170,378; and (b) the former employee shall recover from PSEI, and PSEI only, a total amount of $28,912.  The plaintiff filed a notice of appeal but failed to timely pay fees related to the transcript, then filed a motion to set aside the payment default, said motion was denied by the court of appeals.

In connection with a consulting contract related to the acquisition of an event, a former consultant obtained an arbitration award, by default, against PSEI in August 2005 for $65,316 in LASC.  In September 2005, the plaintiff filed a petition against the Company to confirm the Award against PSEI.  In January 2006, the court entered a judgment on the Award and in October 2007, PSEI filed a motion to set aside the Judgment on the basis of lack of service.  In November 2007, the court denied the motion to set aside the Judgment. PSEI recorded an expense of $65,316 in 2007 and has fully reserved this amount.  Plaintiff has taken two debtor’s examinations of Mr. Feller, the second was on October 19, 2011. The examination has been concluded without any further action required by PSEI or Mr. Feller.

In July 2010, we were served with a summons and complaint by a shareholder in the Superior Court of California, Santa Barbara County, alleging breach of fiduciary duty, breach of covenant of good faith and fair dealing and conversion.   The summons and complaint sought a jury trial for declaratory relief of not less than $600,000 and injunctive relief. The case was settled subsequent to September 30, 2011 and is subject to a confidentiality agreement.

In July 2010 a shareholder of the Company served a demand for arbitration alleging we refused to remove transfer restrictions on shares of our stock owned by him.  The demand alleges that such refusal constituted breach of contract, implied covenant of good faith and fair dealing and conversion and seeks unspecified compensatory damages, injunctive relief and attorney fees and costs.  The matter went to arbitration, but as a result of the Company’s attorney’s withdrawal from representation at the start of the arbitration, went into a default, and the petitioner obtained an award for $165,344. The Company filed a motion to vacate the arbitration award, and on October 3, 2011, the court vacated the award and held that there is no binding arbitration agreement between the parties.

In March 2011, four of our shareholders filed an action in Superior Court of California, in Santa Barbara County against the Company, Chief Executive Officer, and Chief Financial Officer and its outside directors. The complaint alleges violations of the California Corporations Code and federal securities laws relating to the issuance of securities to the plaintiffs and breach of fiduciary duty, contract and covenant of good faith and fair dealing and conversion relating to the alleged refusal to allow the plaintiffs to sell their shares.  The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief.  We believe the claims are without merit and are in the process of defending the action.

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

Effective May 14, 2010, the Company entered into a Co-branded Card Agreement (the “Agreement”) with Cornиr Banca SA (the “Bank”), located in Lugano, Switzerland.  Under the Agreement, the parties agreed to jointly launch a co-branded consumer card payment solution targeted at high net worth individuals and a co-branded commercial payment solution targeted at small and mid-sized businesses.  The cards, to be issued by the Bank, will include a loyalty rewards program.  The cards are targeted to residents of Europe.  The initial term of the Agreement is five years.  The Company, among other things, will be responsible for marketing and administration of, and expenses relating to, the rewards program.  The Bank will be responsible for issuing the cards.  The Company receives a share of purchase transactions generated by a card holder and membership and initiation fees.

6.	Property and equipment

Property and equipment were as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
Computers and peripherals	$97,660	$56,863
Office machines	49,370	20,705
Furniture, fixtures and automobile	117,584	56,468
	264,614	134,036
Less accumulated depreciation	(138,500)	(123,985)
	$126,114	$10,051

Depreciation for the nine months ended September 30, 2011 and 2010 was $14,515 and $2,677, respectively, and depreciation for the three months ended September 30, 2011 and 2010 was $10,461 and $1,497, respectively.

7.	Goodwill and intangible assets

Goodwill and intangible assets were as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
Intangible Assets
Events
Beverly Hills Concours	$169,957	$169,957
Santa Barbara Concours d'Elegance	243,000	243,000
Cour Tour/Action Sports Tour	1,067,069	1,067,069
Freedom Bowl	344,232	344,232
Maui Music Festival	300,000	300,000
Total - Events	2,124,258	2,124,258
Stratus Rewards
Purchased Licensed Technology, net of accumulated amortization of $213,428 and $187,471	32,162	58,630
Corporate Partner List, net of accuulated amortization of $66,600 and $58,500	41,400	49,500
Member List	23,300	23,300
Total - Stratus Rewards	97,371	131,430
Total Intangible Assets	$2,221,630	$2,255,688

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

The purchased licensed technology and membership list are amortized over their estimated useful life of 10 years.  For the nine months ended September 30, 2011 and 2010, amortization was $34,057 and $34,057, respectively.  For the three months ended September 30, 2011 and 2010, amortization was $11,353 and $11,353, respectively.

8.	Deferred salary

Our president has an employment contract that stipulates an annual salary of $240,000.  He did not received cash payments for salary since prior to 2006 and the $240,000 per year was accrued quarterly.  As of September 30, 2011 and December 31, 2010, deferred salary was $277,226 and $330,625, respectively.  He started receiving cash payments for salary in June 2011.

9.	Legal judgments

As of September 30, 2011 and December 31, 2010, we had $90,732 as accrued expenses – legal judgments to accrue for a judgment of $60,316 for amounts due under a consulting contract related to the acquisition of an event, and $30,416 related to allegedly unpaid legal bills from a former attorney for the Company.  A payment of $5,000 was made during the three months ended March 31, 2010.  See Footnote 4 for addition information regarding these amounts.

10.	Other accrued expenses and liabilities

Accrued expenses and liabilities consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Professional fees	$223,808	$254,244
Travel expenses	202,436	202,436
Consultant fees	259,864	281,387
Payroll tax liabilities	285,198	525,864
Other	89,154	56,664
	$1,060,460	$1,320,595

11.	Loans payable to officers and a director

The Loans Payable to Officers and a Director are loans from the Company’s President and a member of the board of directors are as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
President and director, interest at 9.5%	$5,066	$391,993
An officer, non-interest bearing	69,409	127,421
An officer, interest at 5.0% if not repaid on timely basis	55,000	231,525
A director, interest at 10.0%	-	45,000
	$129,475	$795,939

These loans are unsecured, due on demand, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. Interest expense on loans to officers and a director for the three months ended September 30, 2011 and 2010 was $0 and $3,105, respectively.  Interest expense on loans to officers and a director for the nine months ended September 30, 2011 and 2010 was $12,421 and $15,093, respectively.  During the nine months ended September 30, 2011, $45,000 was paid to the director to pay down the principal balance of a loan made to the Company in 2005, $497,350 was paid to the Company’s President and Director to pay down a series of revolving loans made to the Company, and $77,176 was paid to an officer pursuant to an employment agreement.

In connection with the employment agreement for its Senior Vice President and Chief Operating Officer, the Company assumed a promissory note of $231,525 formerly owed to him by PEI and agreed to pay the promissory note with $121,525 payable to him upon the closing of the acquisition of PEI by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition.  Any unpaid amounts after 180 days following the closing of the acquisition will bear interest at 5%.  In June 2011, upon closing the acquisition of PEI, the Company paid the first installment of $121,525 and $55,000 was paid in September 2011.

12.	Notes payable to related parties

Notes Payable to Related Parties consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

To shareholder (unsecured), dated January 14, 2005, with maturity of May 14, 2005. The principal amount and accrued interest were payable on May 14, 2005, plus interest at 10%. This note is currently in default.	$70,000	$70,000

To shareholder (unsecured), dated February 1, 2005, with maturity of June 1, 2005. The principal amount and accrued interest were payable on June 1, 2005, plus interest at 10%. This note is currently in default.	-	10,000

To shareholder (unsecured), dated February 5, 2005, with maturity of June 5, 2005. The principal amount and accured interest were payable on June 5, 2005, plus interest at 10%. This note is currently in default.	10,000	10,000

To shareholder (unsecured) related to purchase of Stratus. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding, with such funding to be at a minimum amount of $3,000,000.	1,000,000	1,000,000
	1,080,000	1,090,000
Less: current portion	455,000	465,000
Long-term portion	$625,000	$625,000

These notes have no priority or subordination features, have no restrictive covenants and contain no acceleration provisions.  Per contract, the $1,000,000 note related to the purchase of Stratus Rewards bears interest at 10%.  However, as noted in Footnote 5, the Company intends to pursue the cancelation of this note and therefore, the Company is not accruing interest on this note.  For the nine months ended September 30, 2011 and 2010, the Company incurred interest expense on this notes payable to related parties of $6,750 and $6,750, respectively.  For the three months ended September 30, 2011 and 2010, the Company incurred interest expense on this notes payable to related parties of $2,250 and $2,250, respectively.

13.  Notes payable

Notes Payable consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
To a shareholder (unsecured). Payable on demand and bears interest at 8.5%.	$13,017	$107,017

To non-shareholders (unsecured). Payable on demand and does not bear interest	60,000	60,000

Total (all current)	$73,017	$167,017

These notes have no priority or subordination features, have no restrictive covenants and contain no acceleration provisions. For the nine months ended September 30, 2011 and 2010, the Company incurred interest on these notes of $19,760 and $6,246, respectively.  For the three months ended September 30, 2011 and 2010, the Company incurred interest expense on these notes payable of $2,250 and $2,868, respectively.

14.	Event acquisition liabilities

The Event acquisition liabilities refer to the amount the Company owes to the principals of the Core Tour pursuant to a legal judgment in their favor for this amount.  The balance due was paid during the third quarter of 2011.

15.	Other (income)/expense

Other (income)/expense for the nine months ended September 30, 2010 of $525,378 consisted of expense related to the issuance of 477,616 shares of common stock to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

16.	Related party transactions

During 2010, the Company repaid $60,000 on a loan made on January 19, 2005 with an original balance of $125,000 from an individual who became a director of the Company on April 30, 2009. The balance owed to this director at December 31, 2010 was $45,000.  From April 1, 2011 to present, $45,000 was paid to the director to pay down the principal balance of a loan made to the Company in 2005, $497,350 was paid to the President to pay down a series of revolving loans made to the Company, $77,176 was paid to an officer pursuant to his employment agreement and $176,525 was paid to another officer pursuant to a promissory note from PEI that was assumed by the Company as part of his employment agreement (See Note 11).

17.	Shareholders’ equity

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

During the nine months ended September 30, 2011, two shareholders converted 15,032 shares of Series C 10% preferred stock into 340,640 shares of common stock and received 901,920 shares pursuant to the share adjustment provision.

Series D 10% Preferred Stock

During the nine months ended September 30, 2011, the Company issued 44,666 shares of Series D 10% Preferred Stock (“Series D”) for $1,339,965.  During 2010, the Company issued 5,999 shares of Series D for $170,921.  Each share of Series D sold for $30, can be converted at any time into 60 shares of common stock and has voting rights equal to 60 shares of common stock.  In connection with the issuance of Series D, the Company issued  warrants to purchase 179,970 shares of common stock.  The warrants have a life of 5 years to purchase a share of common stock for $1.00 per share.  The Series D has liquidation preference over common stock at a liquidation value equal to its par value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31 of each year that the Series D is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series D automatically convert into 60 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series D are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

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

The Series D contains a share adjustment provision that provides for additional shares to be issued if the thirty-day volume weighted average price of the Company’s common stock (“VWAP”) is between $1.00 and $2.00.  The share adjustment is determined 180 days after the purchase of Series C.  If the VWAP is above $2.00, no action is taken.  If the VWAP is between $1.00 and  $2.00, additional shares may be issued to the holder based on a formula specified in the individual agreements.  As of September 30, 2011, there were 3,039,870 shares of common stock issuable for future conversion of Series D and 4,143,710 shares of common stock issuable for the maximum share adjustment provision for Series D.

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

During the nine months ended September 30, 2011, two shareholders converted 5,999 shares of Series D 10% preferred stock into 359,940 shares of common stock and received 359,940 shares pursuant to the share adjustment provision.  During the three months ended September 30, 2011, two shareholders converted 5,866 shares of Series D 10% preferred stock into 117,320 shares of common stock and received 351,960 shares pursuant to the share adjustment provision.

Series E 5% Preferred Stock

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company agreed to sell to each of the Investors, and the Investors severally agreed to purchase from the Company, 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the “Preferred Shares”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for a purchase price of $1,000 per share, or $8,700,000 in the aggregate.

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

Pursuant to the Certificate, the Preferred Shares bear a dividend of 5%, payable quarterly in cash, or, if the dividend shares are registered for resale, in shares of the Company’s Common Stock.  The effective conversion rate for the Preferred Shares is $0.40 per share of Common Stock, subject to full ratchet anti-dilution protection. The Preferred Shares have voting rights on an as-converted to Common Stock basis, with the Investors (subject to certain exceptions) having the right to elect two members to the Company’s Board of Directors for so long as at least 50% of the total number of Preferred Shares purchased pursuant to the Purchase Agreement are outstanding, and the right to elect one member to the Company’s Board of Directors for so long as least 25% but less than 50% of the total number of Preferred Shares issued pursuant to the Purchase Agreement are outstanding. The Company is required to redeem any unconverted Preferred Shares on the fifth anniversary of the date of first issuance of the Preferred Shares, and has the right to require conversion at any time if the average daily trading value for any twenty consecutive trading days exceeds $250,000 and the weighted average price per share is at least $2.50 for each of those twenty consecutive trading days.

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

Common Stock

During 2010, the Company raised $2,310,000 through the issuance of 3,474,230 shares of common stock and five-year warrants to purchase 1,675,000 shares of common stock, respectively, at $1.00 to $1.65.  During the nine months ended September 30, 2011, the Company raised $3,609,359 from the issuance of 7,957,141 shares of common stock.

Stock Options

During the nine months ended September 30, 2011, the Company did not issue options.

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
	Options Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
As of December 31, 2010	10,269,852	$0.14 - $3.50	2.4	$0.94	8,512,684	$0.94
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Granted	-	-	-	-	-	-
As of September 30, 2011	10,269,852		2.2	$0.94	8,512,684	$0.94

Warrants

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
	Warrants Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
As of December 31, 2010	2,472,676	$1.00 - $2.00	4.4	$1.35	2,472,676	$1.35
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Granted	49,960,677	$0.65- 1.00	4.9	0.76	49,960,677	1.00
As of September 30, 2011	52,433,353	$1.50 - $2.00	4.3	$0.78	52,433,353	$0.78

18.	Commitments and contingencies

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

Rent expense for the nine months ended September 30, 2011 and 2010 was $105,193 and $70,118, respectively.  Rent expense for the three months ended September 30, 2011 and 2010 was $58,735 and $17,301, respectively.

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

 A summary of results by segment is as follows:

	(Amounts in $000)
	As of/for the Nine Months Ended September 30, 2011				As of /for the Nine Months Ended September 30, 2010
	Stratus Credit Card	Events	Other	Total	Stratus Credit Card	Events	Other	Total

Revenues	$-	$-	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-	-	-
Gross margin	-	-	-	-	-	-	-	-
Deprec. & Amort	49	-	-	49	35	-	2	37
Segment loss	(49)	-	-	(49)	(35)	-	(2)	(23)
Operating expenses	-	-	7,823	7,823	355	-	4,267	4,622
Other expenses	-	-	324	324	-	-	747	747
Net (loss)	$(49)	$-	$(8,147)	$(8,196)	$(390)	$-	$(5,016)	$(5,406)

Assets	$1,205	$2,124	$5,751	$9,080	$1,766	$2,224	$2,187	$6,177
Liabilities	$1,000	$484	$2,478	$3,962	$1,000	$484	$3,106	$4,590

20.	Acquisition of ProElite, Inc.

Effective October 21, 2009, the Company entered into a Strategic Investment Agreement with ProElite, Inc. (“PEI”) pursuant to which PEI agreed to sell to the Company, and the Company agreed to purchase from PEI, shares of PEI’s Series A Preferred Stock (the “Preferred Shares”).  The transaction closed on June 14, 2011.  The Preferred Shares are convertible into the Common Stock of PEI.  The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares.  The purchase price of the Preferred Shares was $2,000,000 which was used by PEI for payment of outstanding liabilities of PEI, general working capital and other corporate purposes and repayment of all amounts due under a note of PEI with respect to advances made to PEI by the Company of $100,000.  At the close, all of the previous directors of PEI resigned and the board of directors of PEI consists of two designees of the Company and one designee of PEI.  Paul Feller, the Company’s Chief Executive Officer, became PEI’s Chief Executive Officer.  Certain present and former key PEI executives continued with PEI.  Upon the close of the transaction, the Company recorded goodwill of $2,034,867.  The Company also recorded non-controlling interest of $105,263 due to negative equity of PEI at June 30, 2011.  The Company has consolidated the balance sheet of PEI as of September 30, 2011.  The results of operations of PEI for the three months ended September 30, 2011 have been consolidated into the Company’s results of operations.

The pro forma financial information presented below show the consolidated operations of the Company as if the PEI acquisition had occurred as of January 1, 2010:

	Nine Months Ended September 30,
	2011	2010
Revenues	$509,201	$186,500
Gross profit	255,391	186,500
Loss from operations	(8,578,546)	(5,836)
Provision for income taxes	-	-
Net loss	(8,903,090)	(6,583)
Basic loss per share	$(0.12)	$(0.09)

21.	Subsequent Events

On November 1, 2011, we entered into a lease agreement for approximately 3,000 square feet of office space in Santa Barbara, California for use by our operating units.  This lease expires on October 31, 2014 with two additional three-year renewal terms available.  The initial rent plus common area charges are $7,157 per month.

Subsequent to September 30, 2011, two investors converted a total of 11,667 shares of Series D 10% Preferred Stock into common stock and received a total of 961,926 shares of common stock, with 700,020 shares issued for the conversion, 31,311 shares issued for accrued dividends, and 230,595 issued for the share adjustment provision described in Note 17.

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

Description of Business

Overview

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated August 20, 2007 by and among Feris International, Inc. (“Feris”), Feris Merger Sub, Inc. and Patty Linson, on the one hand, and Pro Sports & Entertainment, Inc. (“PSEI”), on the other hand, Feris issued 49,500,000 shares of its common stock for all of the issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”).

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

ProElite, Inc. (“PEI”) is a subsidiary of the Company.  PEI specializes in the operation and management of Mixed Martial Arts events.  The Company completed the acquisition of PEI on June 14, 2011.  The Company has consolidated the balance sheet of PEI as of September 30, 2011.  The results of operations of PEI for the three months ended September 30, 2011, were consolidated into the Company’s results of operations.

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

Description of our Revenues, Costs and Expenses

Revenues

When the Company commences staging events, revenues will represent event revenues from ticket sales, sponsorships, concessions and merchandise, which are recorded when the event occurs, and Stratus White revenues from membership fees, fees on purchases and interest income earned on the redemption trust.  Membership fees are amortized over the twelve month period and fees from purchases and interest income are recorded when they occur.

Gross Profit (Loss)

Gross profit will represent revenues less the cost of revenues. Our event cost of revenues will consist of the costs of renting the venue, structures at the venue, concessions, and temporary personnel hired for the event.  Cost of revenues for the Stratus program are nominal.

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

Interest Expense

 Our interest expense results from preferred shares, loans payable to shareholders, current portion of notes payable-related parties and notes payable.

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

If the Company determines that the discount factor for cash flows should be substantially increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $5,329,842.

 The Company believes that Core Tour and Maui Music Festival are most at risk for additional impairment charges in the future because the fair value for each event is less than 200% of its book value for such events.

Results of Operations for the Three Months Ended September 30, 2011

Revenues

Revenues for the three months ended September 30, 2011 (“Current Period”) were $250,201, compared to $0 for the three months ended September 30, 2010 (“Prior Period”).  The revenues in the Current Period relates to the Company’s ProElite operations.  Stratus White revenues were $0 in the Current Period and $0 in the Prior Period.

Cost of Revenues

Cost of revenues for the Current Period were $253,810, compared to $0 for the Prior Period.  The cost of revenues in the Current period relates to the Company’s ProElite operations.

Gross Profit (Loss)

Gross loss in the Current Period is $3,609, primarily related to the Company’s ProElite operations.  There were no revenues or cost of revenues in the Prior Period, so the gross profit in the Prior Period was $0.

Operating Expenses

Operating expenses for the Current Period were $4,136,674, an increase of $2,439,389 from $1,643,285 in the Prior Period.  This increase in operating expenses was primarily comprised of an increase of $2,041,046 in general and administrative expenses reflecting the build of Stratus operations in preparation of commencing operating revenues and the addition of ProElite operations, a reduction of $303,682 in stock compensation expense, and an increase of $747,061 in legal and professional services.

General and administrative expenses of $2,551,878 increased by $2,041,046 from $510,832 in the Prior Period.  This increase was primarily related to higher levels of staffing and business development activity in the Current Period, specifically an increase for salaries and related.

Stock option and warrant expense was $331,519 in the Current Period, a decrease of $303,682 from $635,201 in the prior period.  This decrease was primarily related to a lower Black Scholes expense of options issued to employees reflecting that no options were issued in the Current Period.

Legal and professional services were $1,231,463 in the Current Period, an increase of $747,061 versus $484,402 in the Prior Period, largely related to increased consulting services related to business development in Europe, and litigation expenses related to legal actions described in footnotes 4 and 21 above.  Depreciation and amortization expense increased to $21,814 in the Current Period reflecting the additional assets purchased in 2011, compared to $12,850 in the Prior Period.

Other Income

Other (income)/expenses decreased by $168,084 from the Prior Period to net other expense of $0 in the Current Period.   The expense in the Prior Period reflects expense for the issuance of 477,616 shares of common stock to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

Interest Expense

Interest expense was $195,705 in the Current Period, an increase of $174,353 from $21,352 in the Prior Period, primarily related to the interest expense associated with the issuance of preferred stock in the latter half of 2010 and the first half of 2011.

Results of Operations for the Nine Months Ended September 30, 2011

 Revenues

Revenues for the nine months ended September 30, 2011 (“Current Period”) were $250,021, compared to $0 for the nine months ended September 30, 2010 (“Prior Period”).  The revenues in the Current Period relate to the operations of ProElite.  There were no event revenues in the Prior Period.  Stratus card revenues were $0 in the Current Period and $0 in the Prior Period.

Cost of Revenues

Cost of revenues for the Current Period were $253,810, compared to $0 for the Prior Period.  The cost of revenues in the Current period relates to the Company’s ProElite operations

Gross Profit (Loss)

Gross loss in the Current Period is $3,609, primarily related to the Company’s ProElite operations.  There were no revenues or cost of revenues in the Prior Period, so the gross profit in the Prior Period was $0.

Operating Expenses

Operating expenses for the Current Period were $7,867,775, an increase of $3,208,346 from $4,659,429 in the Prior Period.  This increase in operating expenses was primarily comprised of an increase of $3,239,780 in general and administrative expenses reflecting the build up of Stratus operations in preparation of commencing operating revenues and the addition of ProElite operations, a decrease of $876,014 in stock compensation  expense and an increase of $832,743 in legal and professional services.

General and administrative expenses of $4,697,621 increased by $3,239,780 from $1,457,841 in the Prior Period.  This increase was primarily related to higher levels of staffing and business development activity in the Current Period, specifically an increase for salaries and related expenses and consulting servicdes.

The total warrant and options expense of $1,214,624 in the Current Period, a decrease $876,014 from $2,090,638 in the Prior Period.  This decrease was primarily related to a lower Black Scholes expense of options issued to employees reflecting that no options were issued in the Current Period.

Legal and professional services were $1,906,958 in the Current Period, an increase of $832,743 versus $1,074,215 in the Prior Period, largely related to increased consulting related to business development in Europe, increased legal and litigation expenses related to legal actions described in footnotes 4 and 21 above.  Depreciation and amortization expense increased to $48,572 in the Current Period reflecting the additional assets purchased in 2011, compared to $36,736 in the Prior Period.

Other( Income)/Expenses

Other (income)/expenses decreased by $693,462 from the Prior Period to net other expense of $0 in the Current Period.   The expense in the Prior Period reflects expense for the issuance of 477,616 shares of common stock to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

Interest Expense

Interest expense was $324,544 in the Current Period, an increase of $270,571 from $53,974 in the Prior Period, primarily related to the interest expense associated with the issuance of preferred stock in the latter half of 2010 and the first half of 2011.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements as of and for the year ended December 31, 2010 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

The Company has suffered losses from operations and without additional capital, currently lacks liquidity to meet its current obligations.  The Company has a net loss for 2010 of $8,409,605 and a net loss of $8,195,928 for the nine months ended September 30, 2011.  As of September 30, 2011, the Company had working capital of $187,345 and cumulative losses of $34,662,520.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.  During 2010, the Company raised $2,935,720 in capital through the issuance of $2,310,000 of common stock and $625,720 of preferred stock.  The Company raised $9,095,989 in capital through issuance of preferred stock and $3,609,359 through the issuance of common stock during the nine months ended September 30, 2011.  The Company is still in the process of building its brand and generating revenues.  It is anticipated that the losses will continue through year-end and that additional financing is necessary before December 31, 2011.  The Company is in the process of raising capital for itself and its ProElite subsidiary although no assurance can be given that the Company will be able to raise such funds.  If the Company is unable to raise additional funds, the ability to continue as a going concern will be difficult.

At September 30, 2011, cash and equivalents were $2,129,127 and we had working capital of $187,345.  At September 30, 2011, we had $1,272,491 in debt obligations (comprised of $129,475 in loans to officers and directors and $1,070,000 of notes payable to related parties

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities	$(8,801,838)	$(1,590,133)
Investing activities	(991,473)	(715,662)
Financing activities	11,922,438	2,318,818
Total	$2,129,127	$13,023

Operating Activities

Operating cash flows for the nine months ended September 30, 2011 reflects the net loss of $8,195,928, offset by changes in working capital of $1,869,106 primarily reflecting the reductions in various current liabilities, depreciation and amortization of $48,572, non-cash options expenses of $1,124,624

Operating cash flows for the nine months ended September 30, 2010 reflects the net loss of $5,406,865, offset by changes in working capital of $759,045, depreciation and amortization of $36,736, non-cash expenses of $2,090,638 for the excess of fair value of common stock sales over the consideration received and Black-Scholes cost of warrant issuance, $225,832 of the value of stock issued for services and $704,481 value of stock issued to settle a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

Investing Activities

During the nine months ended September 30, 2011, the Company invested $130,578 in office machines, computer equipment and an automobile.  We also advanced funds to PEI and the Core Tour totaling $860,895 to complete those acquisitions.  We advanced $712,794 in cash to PEI during the nine months ended September 30, 2010 for operating expenses and used $2,868 for capital expenditures during this period.

Financing Activities

 During the nine months ended September 30, 2011, we raised $9,406,051 from the issuance of preferred stock and $3,609,359 from the issuance of common stock.  These proceeds were partially offset by payments on loans and notes payable totaling $1,030,177.  During the nine months ended September 30, 2010, we received cash proceeds of $2,260,000 from sales of common stock and warrants and $314,015 from sales of Preferred stock, and used $8,260 to cover an overdraft from December 31, 2009, $221,937 to partially repay loans from officers and a director and $25,000 to partially repay notes payable.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller
Principal Executive Officer

By:	/s/ John Moynahan
John Moynahan
Principal Financial Officer

By:	/s/ Charles R. Bearchell
Charles R. Bearchell
Principal Accounting Officer

Date:	November 21, 2011