Form 10-K
period 2011-12-31
Stratus Media Group, Inc
filed 2012-05-21
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2011 was $27,393,465 (excludes shares held by directors and executive officers). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the actions of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding at May 15, 2012 was 88,157,055 shares.

STRATUS MEDIA GROUP, INC.
FORM 10-K
DECEMBER 31, 2011

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

PART I

Item 1.  BUSINESS

Company History

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated as August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 49,500,000 shares of its common stock for all issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”).  In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”, “Stratus”, or “SMDI”).

PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events  it owns, operates, manages, markets and sells in national markets.  PSEI acquired the business of Stratus White, LLC (“Stratus White”) in August 2005. and Stratus White is a wholly-owned subsidiary of PSEI.  Stratus White is a credit card rewards program that uses the Visa card platform to offer luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.   The card program was renamed from Stratus Rewards  to Stratus White in 2011 to reduce the emphasis on the rewards program and increase the emphasis on the other card membership benefits.

In June 2011, the Company acquired 95% ownership in ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organizes and promotes mixed martial arts (“MMA”) matches.  PEI’s common stock is available on the OTC Market (“Pink Sheets”) under the symbol PELE.PK.  In June 2011, SMDI acquired Series A Convertible Preferred Stock of PEI which is convertible into approximately 95% of PEI’s outstanding Common Stock. The Preferred Shares have voting rights on an as-converted basis. SMDI intends to convert the Preferred Shares as soon as practicable after PEI effects a reverse split of 1:25.  All Share information and the exercise price of the PEI Warrant assumes the reverse split and is on a post-reverse split basis.

Current Status

As a result of the lack of working capital, Stratus has no events currently scheduled pending receipt of sufficient funds from financings which it is currently pursuing.  In the absence of obtaining sufficient funds, Stratus will be unable to schedule or reschedule some or all of its events and implement its business plan.

Overview

Stratus is an owner, operator and marketer of live sports and entertainment events.  The Company intends to operate some or all of its currently-owned event properties and, depending on the amount of additional capital available, to aggregate and operate a large number of complementary live sports and entertainment events across North America and internationally.  The Company also intends to relaunch Stratus White which is an invitation only, affluent lifestyle membership club, with an ultra-premium credit card rewards program.

Subject to sufficient capital, our business plan is to operate the Stratus White card program and our currently-owned event properties to maximize revenue from tickets/admissions, corporate sponsorship, television, print, radio, internet protocol TV, video on demand, online applications, merchandising, and hospitality events. With additional funding, the objective of management is to build a profitable business by implementing an acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth. The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues.  We intend to promote the Stratus White card and our events together, obtaining maximum cross marketing benefit among card members, corporate sponsors and Stratus events.

We believe we can build a profitable business by leveraging operational efficiencies across an expanded portfolio of events while at the same time increasing revenues from tickets, corporate sponsorships, media broadcast fees, merchandise sales and talent management fees.  Our business plan depends on raising sufficient capital and no assurance can be given as to our ability to raise sufficient capital on acceptable terms.

We believe a favorable opportunity in the sports and live entertainment market currently exists in which consolidation of prestigious event properties with a long heritage are becoming available at favorable prices
We have two main divisions:

Stratus Live Entertainment Division - A multi vertical event division which operates, markets, and sells rights and access to live entertainment events.

Stratus Visa White Card - Stratus White is an invitation only, affluent lifestyle membership club combined with an ultra premium credit card rewards program we intend to relaunch in 2012.  Stratus White provides members with bespoke luxury goods, exclusive event access, exceptional value purchasing opportunities at the world’s finest luxury and private travel brands, personalized concierge, and reciprocal privileges at private clubs.

Subject to available capital, we believe we can consolidate a large number of undervalued events into key verticals to create a global portfolio receiving a much higher valuation than can be achieved by the events on their own.  Toward that end, we have identified seven promising verticals:

1.	Redemption / Credit Card Marketing – Visa Credit Card Loyalty & E-Commerce Program

2.	Action Sports – MMA, Ski, Surf, Skateboard, Rollerblade and Bicycling

3.	Motor Sports – Auto Shows, Road and Rally Racing Events,

4.	Concerts, Film & Music Festivals – Jazz Festivals, Music Festivals and Concert Events

5.	College Sports – Football Bowl Games

6.	Food Entertainment – Local cuisine, Wine Auctions and Functions Combined with Live Entertainment

7.	Expos & Trade Shows

Subject to available capital, we are targeting event properties in each of these verticals and intend to add these acquisitions to our existing portfolio of event properties subject to the availability of capital.  The goal is to create a critical mass of events, venues and companies which allow for numerous cross-event synergies, similar to the past strategy used by SFX Entertainment in the live entertainment industry that resulted in its large multi-channel advertising deals with multiple corporate partners.  Specifically:

●
On the expense side, we believe we can share sales, financial and operations resources across multiple events, creating economies of scale, increasing our purchasing power, eliminating duplicate costs, and bringing standardized operating and financial procedures to all events, thus increasing the margins of all events.

●
On the revenue side, we believe we can offer national advertisers and corporate sponsors an exciting and diverse menu of programming that allows sponsors “one stop shopping” rather than having to deal with each event on its own, and in so doing, convert these sponsors into “strategic partners.”

Assuming sufficient capital, with these core synergies operational, we intend to (1) expand our acquisition strategy into additional live sports and entertainment verticals, and (2) create new event properties and thus tap into people’s lifestyle interests.  In this way, we believe we can become a “one-stop shop” for premium-value program content and escalate its value to major advertisers and sponsors.

Future Development

Subject to available capital, we expect to develop or acquire additional businesses into separate vertical organizations within our company.

Stratus Talent Management & Modeling Agency – in the past we have represented professional and retired athletes through non-exclusive agreements  for appearances, corporate endorsements and player contracts.  We intend to expand the business to include a modeling agency.  Our talent representation is expected to consist of athletes, entertainers and model principally with representation in contract and endorsement negotiations.

Lifestyle – we intend to acquire or develop events focused on professional golf and tennis, among other lifestyle sports.

Consulting - we intend to form a consulting vertical to allow our internally-developed expertise in establishing and running events to be converted into revenues by providing consulting and marketing services for events.

Acquisition Strategy

Subject to available capital, we see an opportunity to take a leading position in the live sports and entertainment industry by being a significant player to step in and “reconsolidate” a global complement of events, properties and companies.  This strategy is expected to create a profitable business by creating economies of scale and developing new revenue sources.

Our management has reviewed the strengths and weaknesses of previous consolidation efforts launched by previous roll up strategies within the live entertainment industry.  Having been involved with these consolidations at an executive level, some members of our management team are familiar with the strategic plans, negotiations and executions of these previous acquisitions.  Accordingly our management has sought to (1) amplify the strong points that enabled SFX’s consolidation success, and (2) mitigate the risks and shortcomings that led to the subsequent re-fragmentation of the industry (as outlined in “Industry”).

To accomplish these goals, we established three critical criteria in targeting acquisitions, as follows:

1.	Target must be operating profitably or have a clear and short path to profitability.

2.	Target must add strategic synergies to existing portfolio of companies and events.

3.
Target when possible, must own the majority of revenue rights, including sponsorship, licensing, ticketing, merchandise, trademark, intellectual property and when appropriate television and radio broadcast.

Our acquisition/organic growth goals are to have a strong, branded presence in seven verticals with an international footprint.

Additional Opportunities

Assuming sufficient capital, we may consider other opportunities in live sports and entertainment if they enable us to find synergies in sales of sponsorships and advertising; marketing the event to participants and/or attendees; actual event operations; merchandising, hospitality, and concessions agreements; and management of public relations, legal and financial matters.  As well, there are synergistic opportunities in publishing and travel that can evolve from owning the leadership position in this industry.

Assuming sufficient capital, we may also research and develop our own event properties when those properties are deemed to be organic, natural line extensions.  Management believes the convergence of content and media will continue and the “winners” will be  companies that own and control content and possess the capability of creating original, sponsor-supported content.  Thus, we may create our own network of event properties that deliver emotional, authentic, interactive “once-in-lifetime” type experiences for audiences of all kinds.  In this way, we can further become a “one-stop shop” for premium-value program content and escalate its value to major advertisers and sponsors.

This synergistic approach looks to consolidate event properties and then craft individual deals to allow companies to bundle advertising across diverse events.  A similar approach was used by SFX Entertainment in the live entertainment industry, IPG in the advertising industry and Viacom in the broadcast industry.

For example, we intend to acquire additional music festivals, assuming sufficient capital, with the goal of combining them with our current music festival events with the objective of conducting one event per month.  Targeted music festival events would be similar to: Utah Jazz Festival, Monterey Jazz Festival New Orleans Jazz Festival, and Cochella Music Festival.  We also intend to establish music festival events in Santa Barbara and Napa, CA to expand the portfolio.  With these music festival events in place, we can maximize performance synergies.

Through our acquisitions, we expect to amass core competencies in promotion, operations, marketing, sales and distribution.  This should afford us better negotiating leverage with cost centers such as advertising, marketing, venue and talent costs on a regional, national and international scale.  In addition, we should be able to better leverage top end revenue by owning, operating and marketing multiple events within each vertical.  This should create greater value for advertisers by cross pollinating multiple verticals within our portfolio, offering other key demographic target markets to the client and creating greater value, more impression and a higher cost point for less risk.

We have acquired and built a portfolio of live entertainment events and plan to consolidate them into strategic event verticals within the Company and plan to operate them annually beginning in 2012 or 2013.  We have pursued our acquisition strategy, completing the acquisition of a number of companies and key events.  We will provide integrated event management, television programming, marketing, talent representation and consulting services in the sports and other live entertainment industries.  Our event management, television programming and marketing services may involve:

●	managing live entertainment events, such as car shows, vintage car road rallies, music festivals and fashion shows;

●	producing television programs, principally sports entertainment and live entertainment programs;

●	managing sporting events, such as MMA, college bowl games, golf tournaments and auto racing teams and events; and

●	marketing athletes, models, entertainers and organizations.

OPERATIONS

CREDIT CARD MARKETING VERTICAL - STRATUS WHITE VISA WHITE CARD

The Stratus White VISA credit card and rewards system is a luxury lifestyle club created to cater to the affluent lifestyle.  Originally developed by professionals seeking meaningful rewards above and beyond those offered by existing credit card loyalty programs, Stratus White now can gain significant market share of the international high net worth and ultra high net worth cardholder population.  Recent service and program reductions by its primary competitor, the American Express Centurion Card, resulted in dissatisfaction with the only internationally known payment card marketed to this population.   As a Visa card, Stratus White will be the only globally accepted payment card in this segment and could be the preferred payment choice for most merchants and service providers.  The Program is currently being expanded to include a luxury e-commerce component that will encourage and increase member purchasing and significantly increase the value proposition for our partnerships with internationally known Tier 1 luxury brands.  Designed for scalability, Stratus White is expected to be profitable on revenue from membership fees and partner commissions, even with a limited number of cardholders.  Revenue from interchange (“IF”) and foreign exchange (“FX”) fees differ by geographic location of the issuing bank and are deposited in a separate redemption account, ensuring we will have sufficient cash to fund redemptions; as such, redemptions are not considered a cost item.  Depending on the regulated amount of interchange allowed, IF & FX fees may also add significantly to net revenue.  Expenses to run the program include a significant marketing budget, cost of goods sold, concierge/customer service support and fee share agreements with issuing banks.  Assuming sufficient and timely capital, we plan to launch the card in 2012 or 2013.

In May 2010, we signed a Co-branded Credit Card Agreement with Cornèr Bank of Switzerland to issue the Stratus White Visa Card throughout Europe.  We intend to contract with a new issuing bank for our United States Stratus White program and are reviewing opportunities to co-brand with major regional banks in South America, Asia, Australia and the Middle East.  It is a natural growth strategy for us to expand into the mass wealth card market to capture a greater share of the world’s affluent population.

ACTION SPORTS VERTICAL

PRO ELITE MMA

Subject to the availability of sufficient capital, our business plan is to capitalize on the popularity and growth of MMA by rebuilding a global brand, ProElite.  MMA has seen substantial growth over the last several years as evidenced by its mainstream acceptance and increased Pay Per View ("PPV") buys and interest by national media including ESPN, CBS Sportsline, 60 Minutes and Sports Illustrated.  We plan on reaching MMA fans and participants through traditional marketing channels print, television, radio and through Internet-based marketing channels.  We acquired multiple on- and off-line brands to increase our entertainment properties, content libraries and tool set offerings for fighters, fans and organizations in and around MMA.

Pro Elite has successfully run multiple events on CBS, Showtime and PPV.  Assuming the availability of sufficient capital, Pro Elite plans to run multiple events per year.

Pro Elite’s business model includes partnering with (and creating) distribution channels for the video content created by our live events and on-line products.  The distribution channels may include network television, cable, PPV, internet protocol TV, video on demand, online applications and other major web portals as well as additional television network and cable channels.  Each live event may generate up to 10 hours of MMA video footage.  We have also finalized licensing deals for the right to hundreds of hours of MMA and other combat footage.  This footage can be edited into videos or other formats that can be sold or used to market our fighters and future events.

CORE TOUR ACTION SPORTS

Assuming sufficient capital, we intend to establish a number of Core Tour events that feature skateboarding, snowboarding and skiing.

MOTOR SPORTS VERTICAL

This vertical is comprised of auto shows, racing events and luxury lifestyle experiences which draw an affluent demographic, with the main revenues coming from sponsors, advertisers, and hospitality events.  This portfolio of events provides  an opportunity to cross-market these events with our other businesses, specifically Stratus White.  Event specific costs include talent, rent, venue preparation costs, security and advertising and are generally fixed costs that vary based on the type of event and its location.

Mille Miglia® North America

The Mille Miglia North American Tribute, honoring the world-renowned Italian Mille Miglia road rally, was first conducted on Monday, October26, 2011 from Santa Barbara, CA.  This 1,000 mile event featured an historic and scenic drive along a golden coast route— navigating around the Monterey Peninsula, and winding through Santa Barbara, Napa Valley, and San Francisco.  This driving experience included VIP events and a drive over the Golden Gate Bridge in San Francisco.  This event concluded on Wednesday, October 28th at the silver anniversary celebration of the Santa Barbara Concours d’Elegance.  We acquired the license to own and operate the Mille Miglia Tribute event in North America in November 2010.

Mille Miglia SALUTES in North America

The Mille Miglia Salute is a 100+ mile driving experience produced in the spirit of the red arrow (the symbol of the original Italian Mille Miglia) and is scheduled to adjoin each Concours d’Elegance event taking place throughout the U.S .

Concours D'Italiano

The car show is expected to feature some of the best-known names in the Italian auto history.  This event will showcase the synergies we seek through consolidation of our events, as this event will share operational costs with its “sister” events and advertisers will be offered a broader package of sponsorship opportunities, effectively lowering costs and raising revenues.  We anticipate conducting these events in conjunction with our motorsports events throughout the U.S.

Concours d’ Elegance

These events typically feature over 150 museum quality vintage automobiles from across the U.S.  These events include live musical entertainment, food pavilions, and attendance by celebrities.  We anticipate conducting these events in conjunction with our motorsports events throughout the U.S.

American Classics

These events feature some of the finest names in U.S. automobile history and typically attract thousands of guests.  Automobiles include American classics, hot rods, special interest cars and the latest in American automobile design.  We anticipate conducting these events in conjunction with our motorsports events throughout the U.S.

CONCERT, MUSIC AND FILM FESTIVAL VERTICAL

Our concert and music festival business will consist primarily of our promotion of concerts and operation of musical events.  The Company’s primary source of revenues will be from ticket sales, sponsorships, concessions, parking and other ancillary services.

Revenue from ticket sales will be affected primarily by the number of events we promote, the average ticket price and the number of tickets sold.  The average ticket price depends on the popularity of the artist who we are promoting, the size and type of venue and the general economic conditions and consumer tastes in the market where the event is being held.  Revenue and margins are also affected significantly by the type of contract entered into with the artist or the artist’s representative.  The promoter or venue operator assumes the financial risk of ticket sales and is responsible for local production and advertising of the event.  However, in certain instances, the promoter agrees to accept a fixed fee from the artist for its services, and the artist assumes all financial risk.  When the promoter or venue operator assumes the financial risk, all revenue and expenses associated with the event are recorded.  When the artist assumes the risk, only the fee is recorded.  As a result, operating margins would be greater for fee-based events as opposed to events for which we assume the risk of ticket sales, although profits per event would be lower.  Operating margins can vary from period to period.

Our most significant operating expenses will be talent fees, production costs, venue operating expenses (including rent), advertising and insurance.  The booking of talent for concerts generally involves contracts for limited engagements, often involving a small number of performances.  Talent fees will depend primarily on the popularity of the artist, the ticket price the artist can command at a particular venue and the expected level of ticket sales.  Production costs and venue operating expenses have substantial fixed components and lesser variable costs primarily related to expected attendance.

Assuming sufficient capital, we intend to establish, or reestablish, a number of music and food festivals at a number of locations including Maui and Santa Barbara.

Perugia International Film Festival

The Perugia International Film Festival (“PIFF”) is expected to be a unique opportunity to combine modern and historical art with Renaissance architecture in Perugia, Italy, a city near Rome noted for architecture and arts.  Assuming sufficient capital, the first annual PIFF is expected to take place in 2013.  Along with international movie premieres, screenings, and discussion forums, the PIFF is expected to feature:

●	Movie Theaters: Teatro Morlacchi, Teatro Pavone, Sala Podiani, Sala dei Notari, Oratorio Santa Cecillia

●	Meetings: with actors/actresses, directors, and other professionals

●	Introduction: of new technologies into cinema production and distribution

We have entered into a 10-year agreement with the City of Perugia to conduct the Festival.  The Festival is planned to combine technology and the arts through its relationship with two universities in the area.

COLLEGE SPORTS VERTICAL

We believe college sporting events can be a source of significant future revenues when such events are held in markets that are currently not represented in the current bowl system.  Assuming sufficient capital, we will consider reestablishing the Seattle Bowl and the Freedom Bowl college football games.

FOOD ENTERTAINMENT VERTICAL

Assuming sufficient capital, we intend to establish a number of wine and food events in places such as Maui, HI and Santa Barbara, CA.

TRADE SHOWS & EXPOS VERTICAL

Assuming sufficient capital, we intend to pair each of our event properties with complementary “sister” events, such as trade shows and expos marketed to a wide array of vendors.  For example, at the Santa Barbara Concours, we hold an outdoor expo with booths for corporate sponsors and product merchandisers to showcase their products before a targeted audience.  Expos are another example of the economies of scale and revenue maximizing synergies we expect to realize from centralized management and resource sharing.

Seasonality

Our event operations and revenues are expected to be seasonal, with generally higher revenue in the third and fourth quarters of the year.  Outdoor venues will be primarily utilized in the summer months and do not generate substantial revenue in the late fall, winter and early spring.  Similarly, the musical concerts we plan to promote largely occur in the second and third quarters.  To the extent our entertainment marketing relates to musical concerts, they also predominantly generate revenues in the second and third quarters.  Therefore, the seasonality of our business will likely probably continue to cause a significant variation in our quarterly operating results.  These variations in demand could have a material adverse effect on the timing of our cash flows and, therefore, on its ability to service our obligations with respect to its indebtedness.  However, we believe this variation can be somewhat offset with the acquisition of events that are typically non-summer seasonal businesses.

Overview of the Live Entertainment Industry

We believe the sports and entertainment business has recent annual revenues of over $400 billion in the US and currently has thousands of event properties that are candidates for acquisition and consolidation.  The industry is subject to recessionary pressures but has historically grown over time with greater numbers of fans, higher television ratings, and increased corporate sponsorships.

The sports marketing industry has been historically fragmented and we believe local and regional entrepreneurs comprise the majority of the events within this industry.  We believe within this industry, we can target the following areas as potential sources of revenues:

●
Sponsorships - sponsorships of leagues, teams, broadcasts and events. Sponsorships revenues historically have produced high gross margins.  Sports receive a majority of sponsorship dollars, with entertainment and festivals receiving smaller amounts.

●	Event Entrance & Spending - includes ticket sales, concessions, parking, on-site merchandise sales and premium seating revenue and endorsements from athletes and entertainers

●	Media Broadcast Rights - includes the four major professional leagues (football, baseball, basketball, hockey), NASCAR, college sports, cable and internet media

Competition

In the late 1990s several companies launched consolidation efforts and by 2000 there were three major companies -- Clear Channel Communications (Owner of SFX), Interpublic Group (Owner of Octagon and Magna Global Entertainment), and International Management Group (IMG).  Subsequent to this consolidation, these companies (known as “the Big 3”) divested portions of their live sports and entertainment holdings for several reasons:

1.	The capital markets have been demanding that the parent companies focus on core competencies.

2.	The companies faced capital shortfalls and viewed the sports units as easy divestments.

3.	The parent companies did not integrate the sports units.

4.	Management changed resulting in a change in strategy.

5.	Created potential conflicts between advertising and event sales divisions.

We believe our acquisition strategy can be more profitable than those used by the “Big 3” in the past and is different from the SFX model used years ago.  SFX sought total vertical integration, from ownership of the venue to negotiating a player’s salary.  This required SFX to manage the venues, which tend to run on low margins.  Our sole focus is on owning the event content and talent rights we believe can generate higher margins.

In addition to the remnants of the “Big 3” there are a number of additional sports marketing groups such as Anschutz Entertainment Group (“AEG”).  One or more of these groups may be attempting acquisition strategies similar to ours, though we are unaware of any such efforts.

Although these groups are significantly larger than us, we believe we can implement our strategy in our targeted verticals.  Additionally, several of these companies are evaluating their strategic direction and may decide to sell parts of their sports portfolios, creating acquisition opportunities for us.

The majority of the remaining live sports and entertainment events are owned and operated by smaller organizations and individuals.  This industry remains fragmented and we believe is prime for consolidation.

Achieving Market Penetration

Historically, the majority of live sports and entertainment events have been regional and entrepreneurial in nature, owned by individuals, families, or charities.  Many of these events have been profitable but we believe the value of these events have not been maximized from:

1.	Not knowing how to monetize additional revenue sources.
2.	Lack of access to working capital and limited resources.
3.	Lack of size to draw the interest of major sponsors.

In our discussions with event owners, we believe many would consider selling their ownership for a combination of cash, stock and in some cases, a position running their event within a growing organization.  In this way, the owners could “cash out” some of their efforts, maintain a personal income and status related to the event, and have a potential upside from the stock holdings.  We believe many owners turned down the offers they received from companies which pursued past consolidation efforts, and are determined not to miss a similar opportunity again.

Maximizing Business Synergies

Key to our strategy is our expected ability to create synergies across the expense and revenue side of the business.  On the expense side, there are a number of fixed costs of running an event.  An event operator with only one property must bear the full brunt of all fixed cost items.  We believe we can manage a number of events at the same time and spread many of the fixed and variable costs across multiple events, effectively bringing down the cost of operations.

The same is true on the revenue side.  Event owners are limited in their ability to negotiate premium sponsorships, maximize advertising opportunities, and increase average ticket prices and concession margins.  We believe development of an established infrastructure will enable maximization of each of these revenue sources, as well as the development of new revenue sources.

This synergistic approach seeks to consolidate event properties and then craft individual large scale deals to allow companies to bundle advertising across diverse events.

We intend to acquire multiple events within a specific strategic vertical, with the goal of maximizing performance synergies:

●
Rather than providing a sponsor with a single event, we believe we can provide multiple events that allow a sponsor to choose the venues and demographics it would like to sponsor/advertise to meet its objectives.  Instead of having to deal with numerous promoters and middlemen, the sponsor would have a single point of contact to address its marketing and sponsorship requirements.

●
Similar leveraging of scale can be exerted on all revenue sources (broadcast fees; ticket sales; participant fees; program and venue advertising; booth rentals; hospitality fees; merchandise and concession sales; percentages of parking and hotel revenues; and athlete management fees).

●
While a single event must carry 100 percent of the annual costs for that event, we believe we can use one infrastructure to manage that event as well as more similar events.  This would generate efficiencies at all levels, from general and administrative costs to negotiating bulk-buying deals with vendors.  Event costs vary by type of event, but generally include team or individual participation payments, venue leasing, merchandise expense, staff costs, advertising, ticket printing and distribution, program printing, signage, security, medical support, judges expenses, trophies and prizes, equipment and facility rentals, food and beverages, entertainment, press facilities, licenses and permits.  We believe these costs can be reduced when spread across multiple events.

Exploiting an Emerging Trend

We believe the proliferation of media and the rapid fragmentation of media audiences make it increasingly difficult for advertisers to reach the audience they seek, which allows us to take an intermediary role to connect advertisers and target audiences.  In addition, this media proliferation has created a demand for content of the type we believe our events can provide.

●
The increased use of the internet has resulted in reduced use of traditional media.  Coupled with this trend is the ability of internet advertising to target audiences and customize that advertising to individual preferences.

●	The expansion in the number of cable and satellite channels and the increasing specialty focus of these channels has created a need for content tailored to these specialties.

●
Event sponsorship offers unique advantages that marketers cannot always get elsewhere, including the ability to (1) hone in on a niche audience without any waste, (2) obtain heightened visibility with few or no competitive messages, (3) be associated with a well-known or unique venue, (4) develop business-to-business relationships in a relaxed environment, and (5) showcase the attributes of its product or service.

Intellectual Property

Stratus had trademarked many of its currently owned events, however these trademarks have either lapsed or have not been issued such that Stratus has no trademarks active for its current events.  Stratus intends to obtain trademarks for most of its current events and plans to trademark and copyright all new events.

PEI’s BUSINESS

Overview

The Company’s business plan is to capitalize on the popularity and growth of MMA in building an “Elite” fight brand.

ProElite historically has promoted some of the most successful MMA events under our EliteXC brand.  ProElite still had one of the most watched MMA events on television with its “Primetime” event on May 31, 2007.  Currently, a number of its key executives responsible for its past success are still with ProElite.

We re-launched our fight brand – ProElite MMA – on August 27, 2011 in Honolulu, HI.  This was ProElite’s fourth event at the Blaisdell Arena.

We signed a number of fighters to contracts, including Andrei Arlovski – former UFC Heavyweight Champion, Kendall Grove – winner of season three of the The Ultimate Fighter, and Sarah McMann, the first American woman in history to receive a silver medal in women's wrestling at the 2004 Summer Olympics games in Athens, Greece.

The August 27th event attracted over 3,500 people to the Blaisdell Arena and was considered a success by a number of industry insiders.  The event attracted a good deal of press by both local and national media and was streamed live on Sherdog.com.  We also attracted national sponsors including Monster Energy Drink and Coors Light.

We signed a television broadcast deal with HDNET in October 2011.  Our broadcast deal with HDNet calls for multiple fights in 2012 and beyond.  HDNet pays us a license fee and also pays for production of the events.  ProElite owns the IP to the events and also has all international rights to the events.  HDNET is currently aired in approximately 30 million homes and is considered the destination for MMA on television.  HDNet recently signed a partnership agreement with CAA, AEG, and Ryan Seacrest Productions that will boost the visibility and carriage of the network.  Our first event on HDNet was November 5, 2011 in Moline, IL.  The card included two former UFC heavyweight champions in Andrei Arlovski and Tim Sylvia and also ran the first round of our Heavyweight Grand Prix.

Our most recent event was held on January 21, 2012 in Honolulu, HI and aired live on HDNet.  The main event featured Kendall Grove versus Japanese superstar Ikuhisa (“Minowaman”) Minowa.  Prior to the event, we announced a partnership with DREAM, a leading Japanese MMA promoter.  The partnership will include fighter sharing and future joint promotions on events in both Japan and the US.

Subject to sufficient capital, we plan on running events in 2012 across the United States.  We are also looking at key international markets to further extend the brand and to develop key international relationships

Our plan is to sign top free agents and also up and coming fighters we grow with.  The free agents we plan to sign will have “name sizzle” but will still be fighters we believe we can build around.  We will also try to sign top free agents who fit into our budget.  The up and coming fighters are the future of the brand and we feel having a good mix of top, established and younger fighters will enable us to effectively build out our fighter roster.

We expect to use the Internet to help grow our business.  There a number of websites devoted to MMA that will be useful to partner with.  We have developed our own website, www.proelite.com, to assist in marketing our fighters, events and brands.  We will also utilize social media to help promote and grow our brand.  We also plan on utilizing Facebook to help grow and market our brand.  A number of groups including UFC stream their events on Facebook.  We are working on deals with certain Facebook partners to market ProElite’s Facebook page and future fights to the entire Facebook universe. This will allow us to market to any Facebook member who has expressed an interest in MMA or any type of combat sports.  We believe this could be a significant marketing tool for us.

MMA has seen substantial growth over the last several years as evidenced by its mainstream acceptance and increased PPV buys and interest by national media and television distribution contracts including CBS, Showtime, Fox, MTV2, and Versus.

In August 2011, UFC signed a seven-year television broadcast deal with FOX.  The deal is reportedly worth up to $100 million per year.  UFC will run four live events per year on the FOX broadcast network.  UFC’s first fight on FOX was on November 12th, 2011.  The ‘Ultimate Fighter’ show will run on FX including hosting all of the fights live on FX (previously all of the individual bouts were taped and then edited after by Spike).  UFC will also run a number of smaller events on FX.  Finally, Fuel TV (part of the FOX family) will run some past fight footage, other UFC programming, and help promote all live events with pre and post-fight shows.  All of the other previous broadcast partners of UFC (Versus, ION, Spike, DirectTV, etc.) will not be airing future UFC programming.  This opens up a number of those broadcast networks who want to stay in MMA.

Strikeforce, which was currently the #2 player in MMA, was recently purchased by Zuffa for a reported $40 million. Zuffa, the parent company of the UFC, has acquired a number of other brands in the past and has always folded the brands into the UFC.  Bellator, which puts on tournament style MMA shows, was recently acquired by Viacom.  Bellator currently runs on MTV2.

Industry

Management believes that MMA is the fastest growing sport in the world according to mainstream sports media.  Currently, the sport is licensed in every state in the U.S. except New York and many provinces in Canada.  MMA is also extremely popular internationally with a number of its stars from other countries, including Brazil, United Kingdom, Japan and Korea.  MMA matches have taken place in many foreign countries.  Management believes that MMA is still a sport in its infancy with significant room to grow especially in international markets.

The Opportunity

We are exploiting the continued growth of MMA by restarting our Live Events division.  ProElite still maintains a library of fight event and we are developing deals with distribution channels to monetize the content and help us promote our events.

ProElite’s plan is to effectively grow our fighter roster, develop key geographic markets where it can put on successful events, and to secure a long term broadcast partner that can help us grow our brand.  We also plan to extend our reach into key international markets that have not been fully exploited.  We also have a number of strategic partners across the globe.

The Company will also look at acquiring or partnering with existing fight brands.  We would only acquire an existing fight brand if we had operating control over that entity.  Acquiring or partnering with another fight brand would speed up our growth and allow us to capitalize on another particular brands’ strength – whether it is geographically, venue, or fighter related.  We will also partner with some select existing organizations such as promoters with whom our current management team has good relationships in order to leverage their expertise and contacts.  This could take the form of a co-production or cross-promotion arrangement.

We also plan on leveraging our relationships in MMA.  Our management team has years of experience in MMA and maintains great relationships with all of the key parties.  For example, we have worked with all of the key managers over the years and expect to get favorable deals on procuring talent.

Competition

The UFC currently holds the first mover advantage and is the preeminent entity in Mixed Martial Arts (MMA).  The UFC began operations when the “No-Holds-Barred Fight League” was purchased by the Fertitta Brothers (Stations Casinos) in 2001.  UFC did an estimated 8.97 million cumulative pay-per-view buys in 2010 at an average price point of $50 for their events.   This was based on 15 shows compared to 7.75 million cumulative buys in 2009 for 13 shows.  As mentioned previously, UFC recently signed a landmark broadcast deal with FOX to broadcast live events across the FOX television platform (including FOX broadcast network and cable channels FX and FUEL TV).  Strikeforce is currently the #2 player in the sport and was recently purchased by Zuffa.  There is considerable upside for a well-capitalized entrant to compete in MMA as a number of US based television networks are looking to partner with the right organization.  In addition, international MMA markets continue to blossom both for television license fees and PPV opportunities.  Other notable participants in the MMA market include Bellator and King of the Cage.

Item 1A.  RISK FACTORS

You should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the SEC also contain forward-looking statements that involve risks or uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below.

RISKS RELATING TO OUR BUSINESS

Risks Related To Our Business

Capital constraints have resulted in the employees of Stratus and ProElite having been on furlough from February 16, 2012 to the date of this report and the Company being behind on payments for its office space and a number of other critical vendors.

Capital constraints necessitated that the Company put all employees of Stratus and ProElite on unpaid furlough on February 16, 2012 and through the date of this report (“Furlough Period").  During this period, a limited number of employees continued to provide services to the Company.  While operations have continued on a limited basis during this time, activities were largely halted during this period for event production and development of the Stratus White program.  This Furlough Period may make it more difficult to restart the Company’s operations effectively. In addition, the Company is approximately four months behind on rent payments for its office space and has received “pay or quit” notices on this office space.  Delays in payments for the Company’s office space and other vendors may have impaired the Company’s credit and standing with its suppliers such that more cash may be required to restart the Company’s operations and events.

The Company will require significant additional funding beyond the $13 million received in the year ended December 31, 2011.

This $13 million was not sufficient to implement the Company’s business plan and the Company will require additional financing to implement its business plan including activating a number of Company events.  The Company is actively engaged in raising capital, but there is no assurance it will be able to do so.  If the Company cannot raise capital the ability of the Company to implement its business plan may be materially impacted.

Our company is in early stages of development, which increases the risk of investments in our common stock

Since we are re-establishing our events and Stratus White, we are in the early stages of development, and are in the process of bringing our staffing, infrastructure and marketing programs to an operational level.  We have secured funding to pay certain liabilities, have begun to reestablish operations, and have begun to establish the business concept within current markets.

We have incurred substantial losses, are in the process of establishing business operations, and have received a “going concern” qualification from our auditors, which indicates that there are substantial risks in our establishing profitable operations and that we will need capital to continue as a going concern.

As noted in the opinion of our independent financial auditors, “The accompanying financial statements have been prepared assuming we will continue as a going concern.  As discussed in Note 2 to the financial statements, we have suffered recurring losses and have negative cash flow from operations.  This raises substantial doubt about our ability to continue as a going concern.”  We had net losses for 2011 and 2010 of $15,927,846 and $8,409,605, respectively.  As of December 31, 2011, we had negative working capital of $3,575,944 and an accumulated deficit of $42,144,343.

The implementation of our business plan will require additional financing. Additional funds will be required to complete acquisitions and integrate them into the Company. Based on market conditions at the time, we may be unable to obtain sufficient additional financing on favorable terms, or at all. If we raise additional funds by selling our equity securities, the relative ownership of our existing investors will be diluted or the new investors could obtain terms more favorable than those of our existing investors. If we raise additional funds through debt financing, we could incur significant borrowing costs as well as face the possibility of default if we are unable to repay the financing. If we cannot obtain sufficient financing, we may have to delay, reduce or eliminate our acquisition, marketing and promotion campaigns, which could significantly limit our revenues.

Intangible assets comprise most of our assets and are subject to impairment charges that will increase our losses.  Such losses could have a negative impact on the price of our common stock.

As of December 31, 2011, the total of our intangible assets and goodwill was $3,359,466 or 91% of our total assets of $3,673,551.  These intangible assets and goodwill are evaluated on an annual basis for impairment of the balance sheet value due to active or dormant status, competitive conditions, changes in our plans, and other factors that we determine are highly likely to reduce the ability of these assets to generate cash in the future.

As of December 31, 2011, the Company determined the following to arrive at an impairment charge of $1,859,778.  The $86,019 of value assigned to Stratus White for technology, membership list and corporate partner list was impaired in full given the development of the current program had replaced these existing items with new technology and corporate partner list.  The $169,958 of intangible assets for the Rodeo Drive Concours was impaired and the Company took $167,458 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $2,500.  The $243,000 of intangible assets for the Santa Barbara Concours was impaired and the Company took $190,000 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $53,000.  The $1,067,069 of intangible assets for the Core Tour was impaired and the Company took $967,069 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $100,000.  The $344,232 of intangible assets for the Freedom Bowl was impaired and the Company took $154,232 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $190,000.  The $300,000 of intangible assets for the Maui Music Festival was impaired and the Company took $295,000 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $5,000.

For 2010, we determined the $450,000 of value assigned to Stratus White as Corporate Membership was no longer available to us and that $100,000 of value assigned to Stratus White proprietary software had been impaired given the availability of commercial software with similar or better functionality.  In addition, we took an impairment charge against the value of the Maui Music Festival of $100,000.  Accordingly, we took total impairment charges of $650,000 in 2010.

Additional impairment charges could be required in the future, which would increase losses and reduce our asset base accordingly and which could have an adverse impact on the price of our common stock.

Our strategy includes plans for expansion by acquisition, which will require additional capital.

While we have identified several promising acquisition targets, we have not commenced negotiations with any targets. We need to raise additional capital to complete any acquisitions, and there can be no assurances we will be able to do so, or will choose to do so. While we intend that the value added by acquisitions will more than offset the dilution created by the issuance of shares for acquisitions, there can be no assurance that this offset will occur. Additional financing for future acquisitions may be unavailable and, depending on the terms of the proposed acquisitions, financings may be restricted by the terms of credit agreements and privately placed debt securities contained in the financing. Any debt financing would require payments of principal and interest and would adversely impact our cash flow. Furthermore, future acquisitions may result in charges to operations relating to losses to the acquired events, interest expense, or the write down of goodwill, thereby increasing our losses or reducing or eliminating our earnings, if any.

Our strategy of expansion by acquisitions has inherent risks.

Although management believes that pursuing our acquisition strategy is in our best interests, such strategy involves substantial expenditures and risks on our part. There can be no assurance that acquisitions will be completed successfully or, if completed, will yield the expected benefits to us, or will not materially and adversely affect our business, financial condition or results of operations. There can be no assurance that the value attributed by the market to acquisitions will offset the dilution created by the issuance of additional shares. Furthermore, consummation of the intended acquisitions could result in charges to operations relating to losses from the acquired events, interest expense, or the write down of goodwill, which would increase our losses or reduce or eliminate our earnings, if any. As a result of the foregoing, there can be no assurance as to when the intended acquisitions will be consummated or that they will be consummated. Furthermore, the results of the intended acquisitions may fail to conform to the assumptions of management. Therefore, in analyzing the information in this document, stockholders should consider that the intended acquisitions may not be consummated at all.

While acquisition agreements generally provide for indemnification from the seller for a limited period of time with respect to certain matters, some sellers may not be willing to provide indemnification, or may limit the scope of indemnification or that other material matters not identified in the due diligence process will subsequently be identified or that matters heretofore identified will prove to be more significant than currently expected and it is possible that the provider of the indemnification may be unwilling or unable to provide such indemnification. Future acquisitions by us could result in (a) potentially dilutive issuances of equity securities, (b) the incurrence of substantial additional indebtedness and/or (c) incurrence of expenses for interest, operating losses and the write down of goodwill and other intangible assets, any or all of which could materially and adversely affect our business, financial condition and results of operations. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. In the event that such acquisitions were to occur, there can be no assurance that our business, financial condition and results of operations would not be materially and adversely affected.

Most of our events have not been run continuously on an annual basis since 2004 and need to be reestablished.

We intend to reestablish some or all of those events to afford economies of scale in operations. While we believe that the nature of the event business allows for events to be readily reestablished and that we believe we have the experience and management expertise to re-establish those events, there can be no assurance that such events will be successfully reestablished. We believe we have full ownership of these events and related intellectual property, but there can be no assurance that unknown or unforeseen claims will not arise after successful reestablishment of such events.

The events we ran in 2010 and 2011 were not profitable and there can be no assurance that future events can be run in a profitable manner.

In 2004, we realized $2,554,600 of revenues from events.  There were no revenues from events in 2006 and 2009.  Total revenues of $252,741 were realized from events in 2005, 2007 and 2008, which were derived from smaller-scale, standalone events rather than recurring annual events of a larger scale anticipated in our business plan.  During 2010, we conducted the Santa Barbara Concours d’ Elegance on a limited basis and realized revenues of $40,189 and a gross margin loss of $170,393.  In 2011 we conducted the Santa Barbara Concours d'Elegance with revenues of $197,415 and a gross margin loss of $26,048 and the Mille Miglia North American Tribute with revenues of $59,890 and a gross margin loss of $858,514.   In 2011, ProElite had revenues of $376,751 and a gross margin loss of $159,483.

Our credit card marketing operations, inactive since October 2007, are planned to be reestablished in 2012.

From 2005 to 2007, we operated the Stratus White Visa card on a limited basis and realized revenues of approximately $700,000 during this time. These operations became inactive in October 2007. In May 2010, we signed a Co-branded Credit Card Agreement with Cornèr Bank, a private Swiss bank headquartered in Lugano, Switzerland, to issue the Stratus White Visa Card throughout Europe. Cornèr Bank is a founding member bank of VISA and controls 20% of the Board of Visa Europe. The Company is developing its concierge service, privilege program, e-commerce platform and marketing strategy for a planned launch in 2012 or 2013.  Card member services will be performed by us and outside vendors. Key support vendors have been identified and contractual negotiations have been negotiated. While we have established relationships with these key support vendors, we have not been able to meet our financial obligations to them and there can be no assurance that we will be able to establish our Stratus White program in a timely manner or at all.

Our company depends on its key executive officers.

We depend on our key executives, including Paul Feller, our Chairman and CEO, William Kelly, our Chief Operating Officer, and John Moynahan, our Chief Financial Officer. We do not have key-person life insurance policies on any of our executives. To achieve our business objectives, we must hire additional personnel to fill key managerial positions and provide them with compensation packages sufficient to retain their services.  Our future success will depend upon the ability of our executive officers to establish clear lines of responsibility and authority, to work effectively as a team and to gain the trust and confidence of our employees. The loss of the services of a key employee could seriously impair our ability to operate and improve our events portfolio, which could reduce our revenues.  We must also identify, attract, train, motivate and retain other highly skilled, technical, managerial, merchandising, engineering, accounting, marketing and customer service personnel.

Live entertainment events are largely cash based and are conducted in remote locations.

Live-entertainment events are conducted in numerous locations and often involve significant cash collections for tickets, concessions, merchandise, etc.  We have developed and will continue to develop controls and procedures to control cash, to monitor cash proceeds, and to ensure that it is collected and deposited properly.  However, there can be no assurance that all cash proceeds at an event will be deposited properly into our accounts.

We have not paid dividends on our stock, nor do we plan to do so for the foreseeable future.

At the present time, we intend to reinvest any cash generated from operations into expansion of operations and do not intend to pay dividends.  We will periodically evaluate the best means to bring value to shareholders and such evaluations could result in a continuation of this policy. Investors should look to the growth in value as the primary means of realizing a return on their investment and should not look to dividends for a return. There can be no assurance that our proposed operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow.  Any delay in the successful execution of our operations of or the acquisition and marketing strategies could delay the payment of dividends for an undetermined amount of time.

RISKS RELATING TO OUR MARKETS

The success of our events requires the availability of suitable athletes, artists and locations.

Our ability to sell tickets (including subscriptions) is dependent on the availability of popular athletes, artists and events. There can be no assurance that popular athletes, artists and events will be available to us in the future, or will be available on terms acceptable to us. The lack of availability of these artists and productions could have a material adverse effect on the Company’s results of operations and financial condition. Because we will operate live entertainment events under leasing or booking agreements with venues, our long-term success will depend upon our ability to renew these agreements upon their expiration or termination. There can be no assurance that we will be able to renew these agreements on acceptable terms or at all, or that we will be able to obtain attractive agreements with substitute venues.

Our industry is very competitive and most of our competitors are substantially larger than us and may have better access to capital needed to successfully run events.

Competition in the live entertainment industry is intense, and is fragmented among a wide variety of entities. In addition, television, movies, Internet and other non-live events compete for the time and attention of potential attendees for live events.  We intend to compete on a local, regional and national basis with large venue owners and entertainment promoters for the hosting, booking, promoting and producing of live entertainment events.  Moreover, our marketing operations will compete with advertising agencies and other marketing organizations.  We will compete not only with other live entertainment events, including sporting events and theatrical presentations, but also with non-live forms of entertainment, such as television, radio and motion pictures.  Our competitors generally have substantially greater resources than us. Certain of our competitors may also have greater operating and financial flexibility than us.  In addition, many of these competitors have long standing relationships with performers, producers, and promoters and may offer other services that are not provided by us.  There can be no assurance that we will be able to compete successfully in this market or against these competitors.

Our events business is dependent on obtaining local and/or private permits to conduct the events and our Stratus White business operates in a highly-regulated environment.

The ability to conduct live entertainment events is subject to extensive local, state and federal governmental licensing, approval and permit requirements, including, among other things, approvals of state and local land-use and environmental authorities, building permits, zoning permits and liquor licenses. Significant acquisitions may also be subject to the requirements of the Hart-Scott-Rodino Act or other antitrust laws or regulations. Other types of licenses, approvals and permits from governmental or quasi-governmental agencies may also be required for other opportunities that we may pursue in the future, although we have no agreements or understandings with respect to these opportunities at this time. In addition, the Stratus credit card operates in a highly regulated and controlled market.  We have used, and intend to use a large, established commercial bank to run our credit card processing and payments, but there can be no assurance that we may not be subject to current or future rules or regulations that could adversely affect our ability to operate the Stratus card in the manner intended or to achieve the results expected. There can be no assurance that we will be able to obtain the licenses, approvals and permits we may require from time to time in order to operate our business.

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

Our proprietary rights may not adequately protect our ability to operate events and the credit card operations.

We have purchased a number of events and the Stratus White business and intend to acquire other events.  When an event is purchased, we acquire certain naming, venue and other intellectual property rights that are needed to conduct these events and card operations and prevent other parties from infringing on these events.  While we do an extensive check to verify these rights, there can be no assurance that such intellectual property rights will be sufficient to allow us to conduct such events.  Currently, the Company does not have trademarks on its event properties or the Stratus White program.  While the Company intends to establish, or reestablish, these trademarks, there can be no assurance that we will be able to do so.

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

RISKS RELATING TO OUR COMMON STOCK

The price of our common stock has fluctuated in the past and the stock is thinly traded.  If trading volume increases in the future, the fluctuations in price could be greater than those experienced in the past.

From May 16, 2010 to May 16, 2012, the average price of our common stock was $ 0.68 per share, with a low of $0.30 and a high of $ 1.99, on an average trading volume per day of  24,748 shares.  As noted below, it is possible that trading volumes could increase significantly and such increased volume could lead to significant fluctuations in the price of our stock.

We have a significant amount of stock eligible for resale under a Rule 144 exemption, and we have also sold stock that is, or will become within six months, eligible for resale under a Rule 144 exemption.  Sales of such stock could depress the stock price significantly.

As of December 31, 2011 we had 88,157,055 shares of common stock outstanding, of which 7,013,401 are freely-trading and 65,641,461 were eligible for resale under Rule 144.  Of such 65,641,461 shares, 26,416,341 shares are held by our Chairman and CEO that have significant limitations on resale and 9,405,000 are held by an affiliate with volume restrictions on resale, leaving  29,820,120 of these shares eligible for resale under Rule 144 with minimal restrictions.

Additionally, pursuant to our registration statement that became effect on February 13, 2012, an additional 41,650,000 shares may be sold:  3,500,000 of shares of common stock covered by this registration statement; 10,945,000 shares if holders of Series E Preferred stock convert into common stock; 21,767,000 shares if all warrants are exercised; and 5,437,500 shares if all dividends are paid in common stock rather than cash and all assumptions used to calculate this amount turn out to be correct.  If the selling securityholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline significantly.

The company is the result of a “reverse merger” with a shell entity, resulting in a limitation your use of exemptions for resale.

Since the Company had a “reverse merger” with a shell entity, resale of your shares under Rule 144 may be limited.  The use of Rule 144 is the most common method of selling restricted shares. Rule 144(i), which pertains to shares issued by a former shell company that executed a reverse merger.  Under Rule 144(i), sales of shares may only be made under certain conditions, including if we have filed all Annual and Quarterly reports required under the securities laws. Therefore permission may be granted to remove the restrictive legend on stock certificates only for a specified sale of securities and not as a “blanket” removal of the restrictive legend.

If we fail to continue to meet all applicable continued listing requirements of the Over The Counter Bulletin Board Market ("OTCBB") and our common stock is delisted from this market, the market liquidity and market price of our common stock could decline significantly.

Our common stock is listed on the OTCBB.  Among other requirements to maintain such listing, we need to file our Quarterly Reports on Form 10Q and our Annual Report on Form 10K with the SEC in a timely manner.  We were late in filing our 2010 Annual Report on Form 10K and this 2011 Annual Report on Form 10K, which means that we must file all quarterly and annual reports in a timely manner for the next year or the Company’s common stock will be delisted from the OTCBB.

In the event our common stock returns to the OTC Markets, the market for our common stock may be adversely affected and the market price for our common stock could decline significantly.

As of December 31, 2011, our Founder, Chairman and CEO, Paul Feller and co-Founder, Dr. Ralph Feller, collectively controlled approximately 41 % of our outstanding common stock (prior to any option or warrant exercises).

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

RISKS RELATED TO PROELITE, INC.

RISKS RELATED TO OUR BUSINESS

ProElite requires additional capital.

The business plan for ProElite requires that substantial additional funds need to be raised.  No assurance can be given that such funds will be available or what the terms thereof may be.  If the Company fails to raise sufficient funds for ProElite, or ProElite is unable to raise funds directly, ProElite will not be implement its business plan and may have to curtail or cease operations.  Any additional equity raise by ProElite shares will be dilutive to the Company’s interest in ProElite.

We may be unable to compete successfully with our competitors.

We face competition from existing international organizations such as the Ultimate Fighting Championship (“UFC”), Strikeforce, and Bellator.  Strikeforce and UFC are owned by Zuffa, LLC, a widely-known MMA promoter in the United States.  UFC produces MMA events for cable television through its agreement with SpikeTV and for pay-per-view audiences. Strikeforce has a current television deal with Showtime Networks.  Bellator has a current television deal with MTV2.

For our live and television audiences, we also face competition from other professional and college sports as well as from other forms of live, filmed and televised entertainment and other leisure activities.  We compete with entertainment companies, professional and college sports leagues and other makers of branded apparel and merchandise for the sale of our branded merchandise, including hats, t-shirts, sweatshirts, fight apparel, gloves, jackets and other similar items.

Many of our competitors have greater technical and financial resources than we do. Some of these competitors have also been in operation for a longer period of time and have accumulated an installed base of fans.  If we are unable to distinguish our mixed martial arts events and products from competing events, or if competing products reach the market first, we may be unable to compete successfully with current or future competitors.  This would cause our revenues to decline and affect our ability to achieve profitability.

We may be unable to compete with new competitors with greater resources that enter into the mixed martial arts industry.

As the mixed martial arts industry continues to grow and gain mainstream popularity, new competitors will enter the MMA market and they may have superior resources to us.  The Company may not have the resources necessary to compete with these new competitors, nor is there any guarantee that these new competitors will prevent the Company from accomplishing its goals.

The establishment of relationships with advertisers is necessary for us to achieve significant revenues.

Our revenue model includes revenues from advertising, which in turn depends on satisfactory distribution of our programming.  We currently do not have in place distribution arrangements with any major cable or broadcast channels. If we are unable to develop sufficient relationships with key advertisers, we might not be able to achieve the revenues we are projecting.

Our success depends on fan interest, so our business could fail if there is not a continued interest in our sport.

Mixed martial arts is a relatively new sport, so its continued popularity cannot be assumed, like baseball, basketball, football, golf, or boxing.  As public tastes change frequently, interest in MMA may decline in the future.  Such decline would threaten our ability to generate revenue and earn profits.

The success of our live events depends upon our ability to recruit and develop relationships with key fighters.

The success of our live events depends upon the ability of our production and management team to find, attract, and schedule fighters that appeal to the paying public.  The audience appeal of our fighters is critical to maintaining interest in our events.  There is no guarantee that we can sign, attract and retain popular fighters.  There is no guarantee that the various state athletic commissions will certify a fighter once we have retained the fighter.  There is no guarantee that the fighter will pass various drug screening tests that state commissions may require post event.  Finally, due to the violent nature of this industry, we have no guarantee a fighter will be injury free at the time of an event which could cause the fighter to not be able to fight.  This could negatively impact a given live event if the fighter is a headline person.

We may be subject to claims that fighters we sign up do not have the right to participate in our events.

Fighters we sign up may be subject to prior contractual commitments which prevent them from participating in all or certain of our events.  This will negatively impact our live events if we are unable to resolve such conflicts prior to the live event or are unable to find an equally popular fighter of equal or substantially similar ability to replace the original fighter whose contractual commitment prevents him from participating in our event.

Our failure to develop creative and entertaining programs and events would likely have a significant impact on our bottom line.

The creation, marketing and distribution of our live entertainment, including any pay-per-view events, are at the core of our business plan and are critical to our ability to generate revenues across our media platforms and product outlets.  Our failure to create popular and compelling live events would likely adversely affect our operating results.

There could be unexpected costs associated with our live events.

We may incur unexpected costs associated with promoting large-scale events.  These costs could be related to, among other factors, production, distribution, or marketing overruns.  These unexpected costs could significantly affect our profits.

We may enter into agreements with other mixed martial arts organizations or promotion companies to co-promote or co-produce a live event.  We cannot guarantee that any revenues or fees we receive in connection with such events will exceed our costs, nor can we guarantee that such events will increase our popularity in the mixed martial arts community.

We may enter into agreements with other mixed martial arts organizations or promotion companies to co-promote or co-produce a live mixed martial arts event.  We will have limited control over the promotion or production aspects of the event, which may impact the gate ticket sales at the event and affect gate revenues.  We cannot guarantee that any revenues or fees we receive in connection with such events will exceed our costs.  We cannot guarantee that promoting or producing a live event with another MMA organization or promotion company will not negatively impact our image in the MMA community.

A decline in general economic conditions could adversely affect our business.

Our operations are affected by general economic conditions, which generally may affect consumers’ disposable income and the level of advertising spending.  The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income.  A decline in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on our live and televised entertainment and consumer products, which could adversely affect our revenues.

We face uncertainties associated with international markets.

We expect to produce events outside of the United States.  Our production of live events overseas will subject us to the risks involved in foreign travel, local regulations, including regulations requiring us to obtain visas for our fighters, and political instability inherent in varying degrees in those markets.  In addition, the licensing of our television and consumer products in international markets exposes us to some currency risk.  These risks could adversely affect our operating results and impair our ability to pursue our business strategy as it relates to international markets.

We may be prohibited from promoting and conducting our live events if we do not comply with applicable regulations.

In various states in the United States and some foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events.  In the event that we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting our live events in that jurisdiction.  The inability to present our live events over an extended period of time or in a number of jurisdictions could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.

Liability claims in excess of our planned insurance coverage could adversely affect our business, financial condition and results of operations.

The nature of our live actions events could expose us to significant liability claims.  These claims might be made directly by participants, attendees or our customers.  A liability claim or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could result in substantial costs to us, divert management attention from our operations and generate adverse publicity.  This could harm our reputation, result in a decline in revenues and increase expenses.

Our products could give rise to claims that our technology, products or processes infringe on the rights of others.

We are potentially subject to claims and litigation from third parties claiming that our products or processes infringe their patent or other proprietary rights.  If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture, use or sell the affected product or process.  Litigation, which could result in substantial costs to us, may also be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of the patents or proprietary rights of others.  Any intellectual property litigation could be costly and divert the efforts and attention of our management and technical personnel, which could have a material adverse effect on our business, financial condition and results of operations.  We cannot assure you that infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not prevent us from selling our products or materially and adversely affect our business, financial condition and results of operations.  If any such claims are asserted against us, we may seek to enter into a royalty or licensing arrangement.  We cannot assure you that a license will be available on commercially reasonable terms, if at all.

We may be subject to claims of trademark infringement, which may harm our business.

We may be subject to legal proceedings alleging claims of trademark infringement in the future.  If we must rebrand, it may result in significant marketing expenses and additional management time and resources, which may adversely affect our business.

We also cannot guarantee that our trademarks will be protected.  If others infringe on our trademarks, it may cause harm to our brand and ultimately, to us, and we could be forced to spend additional time and resources fighting such infringement.

We may be unable to scale our operations successfully.

Subject to the availability of capital, our plan is to grow rapidly.  Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources.  We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations.  Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources.  If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

We depend on certain key executive personnel and other key managerial personnel for our success, the loss of whom could adversely affect our business, financial condition and results of operations.

Our success depends on the continued availability and contributions of members of our senior management team and other key personnel.  The loss of services of any of these persons could delay or reduce our product development commercialization efforts, event management, and promotions and advertising efforts.  Furthermore, recruiting and retaining qualified personnel will be critical to our success.  The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could significantly weaken our management, harm our ability to compete effectively and harm our business.

We may be unable to compete with larger or more established sports leagues for corporate advertising budgets.

We face a large and growing number of competitors in the sports and entertainment industry.  Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does the Company.  As a result, certain of these competitors may be in better positions to obtain corporate advertising.  We cannot be sure we will be able to compete successfully with existing or new competitors.

There are only a few major broadcast and cable networks that can distribute our programming to a sufficiently large audience, so we have only very limited alternatives if one or more of distributors performs unsatisfactorily, insists on unfavorable contract terms, or elects not to carry our programming.

We currently have a broadcast arrangement with HDNet.  However, our business plan contemplates widespread distribution of our programming to generate revenue, and interest sponsors and other advertisers.  There are only a limited number of major cable networks and four major broadcast networks that include sports programming and provide sufficient market reach.  Our choices are limited, and our ability to enter into distribution agreements with major broadcast and/or cable networks cannot be assured.  If we are unable to make suitable distribution arrangements, our business plan will be materially impaired.

Difficulty in retaining current fighters or recruiting future fighters could impair our prospects.

The number of professional MMA fighters is small in relation to other professional sports, as is the number of first-rate, non-pro fighters who might fight professionally in the future.  Our prospects could decline and investments in the Company be impaired if our fighters are recruited by competitors or decide to pursue other occupations.  The lack of working capital could result in our loss of some key fighters.

The markets in which we operate are highly competitive, rapidly changing and increasingly fragmented, and we may not be able to compete effectively, especially against competitors with greater financial resources or marketplace presence.

For our live and television audiences, we face competition from professional and college sports, as well as from other forms of live and televised entertainment and other leisure activities in a rapidly changing and increasingly fragmented marketplace.  Many of the companies with which we compete have greater financial resources than are available to us.  Our failure to compete effectively could result in a significant loss of viewers, venues, distribution channels or athletes and fewer advertising dollars spent on our form of sporting events, any of which could adversely affect our operating results.

If we are unable to hire additional needed personnel, our growth prospects will be limited, or our operations may be impaired.

Our business requires uniquely trained and experienced professionals, and our success depends in large part upon our ability to attract, develop, motivate, and retain highly skilled personnel.  Qualified employees will be a limited resource for the foreseeable future.  If we are unable to retain necessary personnel, our business will probably suffer, and investors may incur losses on their investment in the Company.  Furthermore, our limited operating history may require the Company to pay above market salaries in order to attract qualified personnel which could impact our profitability.

Our insurance may not be adequate to cover liabilities resulting from accidents or injuries that occur during our physically demanding events.

We plan to hold numerous live events each year.  This schedule exposes our athletes who are involved in the production of those events to the risk of travel and event-related accidents, the consequences of which may not be fully covered by insurance.  The physical nature of our events exposes athletes and coaches to the risk of serious injury or death.  Liability extending to us resulting from any death or serious injury sustained by one of the athletes during an event, to the extent not covered by our insurance, if any, could adversely affect our operating results.

Changes in the regulatory atmosphere and related private-sector initiatives could adversely affect our business.

Although the production and distribution of television programming by independent producers is not directly regulated by the federal or state governments in the US, the marketplace for television programming in the United States is affected significantly by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels.  Assuming we enter into distribution arrangements, we plan to voluntarily designate the suitability of each of our television programs for audiences using standard industry practices.  A number of governmental and private sector initiatives relating to the content of media programming in recent years have been announced in response to recent events unrelated to us or MMA.  Changes in governmental policy and private sector perceptions could further restrict our program content and adversely affect our viewership levels and operating results, as well as the willingness of broadcasters to distribute our programming.

Because we expect to depend upon our intellectual property rights, our inability to protect those rights or prevent their infringement by others could adversely affect our business.

We anticipate that intellectual property will be material to all aspects of our operations, and we may expend substantial cost and effort in an attempt to maintain and protect our intellectual property.  We plan to have a portfolio of registered trademarks and service marks and maintain a catalog of copyrighted works, including copyrights to television programming and photographs.  Our inability to protect this portfolio of trademarks, service marks, copyrighted material, trade names and other intellectual property rights from piracy, counterfeiting or other unauthorized use could negatively affect our business.

We face a variety of risks as we expand into new and complementary businesses.

Risks of expansion may include:

•	potential diversion of management’s attention and other resources, including available cash, from our existing business;

•	unanticipated liabilities or contingencies;

•	reduced earnings due to increased costs;

•	failure to retain and recruit MMA athletes;

•	failure to maintain agreements for distribution;

•	inability to protect intellectual property rights;

•	competition from other companies with experience in such businesses; and

•	possible additional regulatory requirements and compliance costs.

RISKS RELATED TO CAPITAL STRUCTURE

Stratus owns Convertible Preferred Stock equivalent to 95% of the outstanding capital stock for ProElite.

The Series A Convertible Preferred Stock owned by SMGI is convertible into shares of the Company’s Common Stock equal to 95% of the Company’s outstanding Common Stock so that, upon conversion, there will be substantial dilution to the Company’s shareholders.  Also, the Preferred Shares have voting rights on an as-converted basis and accordingly, SMGI has voting and operational control over the Company.  Additionally, such Preferred Stock has priority over all common shares of the Company in the case of any liquidation.

In the event that we raise additional capital through the issuance of equity securities, or securities exercisable for or convertible into our equity securities, our shareholders, including Stratus, could experience substantial dilution.

If we raise additional capital by issuing equity securities or convertible debt securities, our existing shareholders may incur substantial dilution.  Further, any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common stock.

The Company had a “reverse merger” with a shell entity, resulting in a limitation your use of exemptions for resale.

Since the Company is the result of a “reverse merger” with a shell entity, resale of your shares under Rule 144 may be limited.  The use of Rule 144 is the most common method of selling restricted shares. Rule 144(i), which pertains to shares issued by a former shell company that executed a reverse merger.  Under Rule 144(i), sales of shares may only be made under certain conditions, including if we have filed all Annual and Quarterly reports required under the securities laws. Therefore permission may be granted to remove the restrictive legend on stock certificates only for a specified sale of securities and not as a “blanket” removal of the restrictive legend.

There is presently no current information on the Company.

The Company is currently delinquent in its filings with the SEC. As such, Rule 144 is not presently available for the resale of any Securities sold in this Offering, although the Company is preparing and then filing the delinquent reports.

Trading is currently restricted in ProElite stock because the stock is not trading on electronic exchanges because of DTC restrictions and the SEC has taken action to deregister the common stock of PEI because we are delinquent in filling our historical filings with the SEC and the stock is not currently trading on the OTC markets.

We have completed the audits and have prepared all of the necessary filings to rectify this situation, but we are still working with our auditors to complete and file these reports.  We expect to file these reports shortly after this report is filed, but there can be no assurance that we will be able to do so, or that our common stock will remain registered with the SEC.  In the absence of  registration,  we may have difficulty in having PEI common stock continue to trade.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general and the market for companies at our stage of development in particular.  Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the MMA and entertainment industries, announcements made by our competitors or sales of our common stock.  These factors may materially adversely affect the market price of our common stock, regardless of our performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

There is no assurance of an established public trading market, and the failure to establish one would adversely affect the ability of our investors to sell their securities in the public market.

At present, there is no active trading market for the Company’s securities, and there can be no assurance that a trading market will develop.  Our common stock is traded on the OTC Markets (the Pink Sheets).  We intend to have our stock traded on the OTC Bulletin Board or the new BX Market operated by NASDAQ, but no assurance can be given that such trading will be approved, or if so approved, whether a viable trading market will develop.

Factors which may adversely affect market prices of the Company’s common stock.

Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to a future offering or acquisition;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the mixed martial arts industry generally; and

•	general economic and other national conditions.

The Company may issue securities to strategic investors, which will be reported as a loss in our financial statements.  This increase in reported loss in our financial statements may negatively impact the market price of the Company's common stock.

We are currently in discussions with strategic investors, pursuant to which we will issue securities on terms that may be more favorable than the securities registered or sold pursuant to this registration statement. The issuance of such securities will be reported as a loss on our financial statements. The additional reported loss from the issuance of such securities, if material, may negatively impact the market price of the Company's common stock.

Shares eligible for future sale may adversely affect the market price of our common stock.

All of the Securities sold hereunder are restricted securities as defined under Rule 144 promulgated under the Securities Act (“Rule 144”).  Any substantial resale, and the possibility of substantial resales, of the common stock issued in this Offering or under Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.  The above discussion assumes that there is current public information on ProElite which is not currently the case.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is considered to be a “penny stock” since it meets one or more of the definition in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act.  These include but are not limited to the following:  (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) it is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

If we fail to maintain effective internal controls over financial reporting (“ICFR”), the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate ICFR.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  In addition, management’s assessment of ICFR may identify weaknesses and conditions that need to be addressed in our ICFR or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our ICFR, disclosure of management’s assessment of our ICFR or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our ICFR may have an adverse impact on the price of our common stock.

Provisions in our certificate of incorporation and bylaws and under New Jersey law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the shareholders of our company may deem advantageous.  These provisions:

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	allow shareholders to request that we call a special meeting of our shareholders only if the requesting shareholders hold of record at least a majority of the outstanding shares of common stock;

•	provide that the board of directors is expressly authorized to make, alter, amend or repeal our bylaws; and

•	provide that business to be conducted at any special meeting of shareholders be limited to matters relating to the purposes stated in the applicable notice of meeting.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our ICFR.  The standards that must be met for management to assess the ICFR as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our ICFR.  If we cannot assess our ICFR as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

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

Item 2.  PROPERTIES

On May 1, 2009, we entered into a lease for approximately 1,800 square feet of office space in Santa Barbara, California for use as our executive offices.  This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month.

On August 1, 2011, we entered into a lease agreement for approximately 7,000 feet of office space in Los Angeles, California.  The lease continues through November 30, 2014.  Initially, the lease has a fixed monthly rent of $19,326 and is subject to annual increases of 3% per year.  The Company was not required to pay a fixed monthly rent for months 2 through 5.  Prior to this, the Company was leasing the same office space on a month-to-month basis.

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

Item 3.  LEGAL PROCEEDINGS

In March 2011, four of our shareholders filed an action in Superior Court of California, in Santa Barbara County (lead plaintiff is Howell Douglas Wood (“Wood”)), against us, our Chief Executive Officer and Chief Financial Officer and our outside directors. The complaint alleges violations of the California Corporations Code relating to the issuance of securities to the plaintiffs, fraud, breach of fiduciary duty, breach of contract, and breach of the covenant of good faith and fair dealing relating to the handling of requests by the plaintiffs to sell their shares. The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. We believe the claims are without merit and have been aggressively defending the action. The Company filed a demurrer to the operative complaint (which is the second amended complaint), and no trial date has been set.

In November 2011, 12 additional shareholders filed an action in Superior Court of California, in Santa Barbara County (lead plaintiff is Jeffrey Tuttle), against us, our Chief Executive Officer and Chief Financial Officer and our outside directors. This complaint was filed by the same law firms as the Wood complaint, and is similar to the Wood complaint.  As with the Wood complaint, the Tuttle complaint alleges violations of the California Corporations Code relating to the issuance of securities to the plaintiffs, fraud, breach of fiduciary duty, breach of contract, and breach of the covenant of good faith and fair dealing relating to the handling of requests by the plaintiffs to sell their shares. The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. We believe that the claims are without merit and have been aggressively defending the action. The Company filed a demurrer to the operative complaint (which is the first amended complaint), and no trial date has been set.

In September 2011, Maier & Company, Inc., filed a lawsuit against the Company and PSEI for alleged breach of a consulting agreement.  In November of 2011, a default judgment was entered for $117,165 against both the Company and PSEI.  In January of 2012, the Company and PSEI filed a motion to set aside the default and default judgment.  That motion was granted, and the Company and PSEI filed an answer to the complaint.  The parties have since entered into an agreement to stay discovery or other activity until the parties conduct a mediation in June 2012.

In April 2012, Ned Sands filed a lawsuit against the Company for alleged discrimination based on religion and age in an employee termination, as well as fraud in inducing him to join the Company.  The Company has not yet been required to respond to the complaint.  A case management conference is set for August 2012, at which point the trial court may set a trial date.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

The following table sets forth the high and low prices of our common stock during the past three years, for each period indicated, as reported by the Pink Sheets or Bulletin Board for the dates indicated.  Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdowns or commissions and may not necessarily represent actual transactions.

Fiscal Period	High	Low
2011:
First Quarter	$0.65	$0.27
Second Quarter	$1.02	$0.33
Third Quarter	$0.89	$0.48
Fourth Quarter	$0.81	$0.40

2010:
First Quarter	$2.25	$1.10
Second Quarter	$2.05	$0.79
Third Quarter	$1.15	$0.33
Fourth Quarter	$0.70	$0.27

As of December 31, 2011 there were approximately 1,300 stockholders of record of our common stock

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2011

During the three months ended December 31, 2011, the Company raised $355,000 through the issuance of 1,.014,286 shares of common stock.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) and Regulation D.

Use of Proceeds from Sale of Registered Equity Securities

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None during the fourth quarter of 2011.

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

Condensed, Summary Income Statement and Balance Sheet

	2007	2008	2009	2010	2011
	(Restated)	(Restated)
Condensed, Summary Income Statement
Event revenues	$129,259	$33,606	$-	$40,189	$570,476
Stratus White Card revenues	179,502	6,583	-	-	-
Total revenues	308,761	40,189	-	40,189	570,476

Total cost of revenues	76,120	24,679	-	210,393	2,308,610
Gross profit (loss)	232,641	15,510	-	(170,204)	(1,738,134)

Non-cash charges for impairment, fair value,
warrants and options	1,713,369	1,231,283	1,802,398	3,569,789	4,616,395
Other operating expenses	1,338,227	1,006,603	1,786,869	3,896,963	10,074,815
Total operating expenses	3,051,596	2,237,886	3,589,267	7,466,752	14,691,210
Loss from operations	(2,818,955)	(2,222,376)	(3,589,267)	(7,636,956)	(16,429,344)

Total other (income)/expenses	(218,498)	(129,109)	(188,169)	772,649	(592,176)
Net loss	$(2,600,457)	$(2,093,267)	$(3,401,098)	(8,409,605)	(15,837,168)

Basic and diluted loss per share	$(0.05)	$(0.04)	$(0.06)	$(0.14)	$(0.21)
Basic and diluted weighted-average common shares	48,845,906	53,959,831	57,693,157	61,580,154	75,779,583

	2007	2008	2009	2010	2011
	(Restated)	(Restated)
Condensed, Summary Balance Sheet
Total current assets	$187,853	$219,163	$4,333	613,150	434,721
Property and equipment, net	12,913	2,469	1,798	10,051	78,135
Intangible assets, net	4,428,998	4,067,355	2,951,098	2,255,688	350,500
Goodwill	2,073,345	1,073,345	1,073,345	1,073,345	3,008,995
Acquisition and other deposits			252,454	1,623,303	50,000
Total assets	$6,703,109	$5,362,332	$4,283,028	$5,575,537	$3,922,351

Current liabilities
Bank overdraft	$-	$-	$8,260	$62,796	$-
Accounts payable	601,768	603,189	384,951	903,258	789,021
Deferred salary, legal judgment, and line of credit	1,979,132	95,732	133,232	421,357	90,732
Accrued interest	695,557	193,421	242,284	310,634	716,718
Other accrued expenses and other liabilities	608,219	815,942	990,011	1,320,595	1,584,353
Loans and notes payable	1,418,750	1,552,005	922,017	1,427,956	739,163
Event acquisition liabilities	1,153,760	913,760	483,718	483,718	-
Deferred revenue and redemption fund reserve	131,210	124,293	-	-	-
Total current liabilities	6,588,396	4,298,342	3,164,473	4,930,314	3,919,987
Non-current portion of notes payable	1,000,000	625,000	625,000	625,000	-
Total liabilities	7,588,396	4,923,342	3,789,473	5,555,314	3,919,987

Total shareholders' equity/(deficit)	(885,287)	438,990	493,595	20,223	12,665
Total liabilities and shareholders' equity/(deficit)	$6,703,109	$5,362,332	$4,283,068	$5,575,537	$3,922,322

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

PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets.  PSEI acquired the business of Stratus White, LLC (“Stratus White”) in August 2005 and Stratus White is a wholly-owned subsidiary of PSEI.  Stratus White is a credit card rewards program that uses the Visa card platform to offers a luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.   The card program was renamed from Stratus Rewards to Stratus White in 2011 to reduce the emphasis on the rewards program and increase the emphasis on the other card membership benefits.

In June 2011, the Company acquired 95% ownership in ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organizes and promotes mixed martial arts (“MMA”) matches.  PEI’s common stock is available on the OTC Market (“Pink Sheets”) under the symbol PELE.PK.  In June 2011, SMDI acquired Series A Convertible Preferred Stock of PEI which is convertible into 95% of PEI’s outstanding Common Stock. The Preferred Shares have voting rights on an as-converted basis. SMDI intends to convert the Preferred Shares as soon as practicable after PEI effects a reverse split of 1:25.  All Share information and the exercise price of the PEI Warrant assumes the reverse split and is on a post-reverse split basis.

Current Status

As a result of the lack of working capital, Stratus has no events currently scheduled pending receipt of sufficient funds from financings which it is currently pursuing.  In the absence of obtaining sufficient funds, Stratus will be unable to schedule or reschedule some or all of its events and implement its business plan.

Stratus Business Plan

The business plan of Stratus is to operate the Stratus White program and to own and realize all available event  revenue  rights from tickets/admissions, corporate sponsorship, television, print, radio, Internet, merchandising, and hospitality. With additional funding, the objective of management is to build a profitable business by implementing an acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth.  The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues.  The Company intends to promote the Stratus White card and its events together, obtaining maximum cross marketing benefit among card members, corporate sponsors and Stratus events.

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

With these core operational synergies and subject to available capital, Stratus intends to (1) expand its acquisition strategy of additional live sports and entertainment events and companies, (2) create entirely new event properties on the forefront of the “experience economy” and thus tap into people’s lifestyle passions, and (3) cross-promote the Stratus White Visa card with these events to enhance the results of the card and event businesses.

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

Gross Profit (loss)

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

Interest Expense

Our interest expense results from accruing interest on preferred shares, loans payable to shareholders, current portion of notes payable-related parties and notes payable.

Critical Accounting Policies

Goodwill and Intangible Assets

Intangible assets consist of goodwill related to ProElite and the Stratus White Visa White Card that we acquired. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC 350 “Goodwill and Other Intangible Assets”, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company purchased several events valued on the Company’s balance sheet as intangible assets at the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

A portion of the consideration used to purchase the Stratus White Visa card program was allocated to specific assets, as disclosed in the footnotes to the financial statements, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill.

Goodwill and intangible assets were as follows:

	December 31,
	2011	2010

Licensing rights for events	$350,500	$2,124,258
Goodwill for ProElite	1,935,621	-
Goodwill for Stratus Rewards	1,073,345	1,073,345
Identified intangible assets for Stratus Rewards	-	131,430
Total intangible assets and goodwill	$3,359,466	$3,329,033

The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year.  In between valuations, the Company conducts additional tests if circumstances warrant such testing.

To review the value of intangible assets and related goodwill as of December 31, 2011, the Company followed Accounting Standards Update (“ASU”) 2011-08 and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred.  If this examination suggested it was more likely that an impairment had occurred, the Company then compares discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet.   The objective is to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and the Company is a willing seller not under compulsion to sell.

The events are forecasted based on the assumption they are standalone entities and adjusted for historical performance and the facts and circumstances surrounding the event and the macroeconomic conditions that affect the event.   For the Freedom Bowl, the cash flows for the event were forecast then a 5% royalty rate was used to determine the value of the naming rights for this event.

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk to small companies in general, for factors specific to the Company and the business.  The total discount rates ranged from 25% for the naming rights for the Freedom Bowl to 60% for the Stratus White program.  Terminal values are determined by taking cash flows in year five of the forecast, then applying an annual growth of 0% to 4.0% for the next seven years and discounting that stream of cash flows by the discount rate used for that section of the business.

If the Company determines the discount factor for cash flows should be substantially increased, or the event will not be able to begin operations when planned, or that facts and circumstances for each asset have changed, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $3,359,466.

The following chart shows each event with an intangible value above $5,000 on the balance sheet as of December 31, 2011 and the peak revenue and gross margin that each event achieved prior to acquisition.

		Pre- Acquisition Peak Year Results (rounded to nearest thousand)
	Peak Year	Revenues	Gross Margin $	Gross Margin %
Freedom Bowl	1996	$3,603,000	$607,000	16.8%
Santa Barbara Concours	2000	880,000	229,000	26.0%
Core Tour	2002	2,300,000	667,000	29.0%
		$6,783,000	$1,503,000	22.2%

As of December 31, 2011, the following are the results and assumptions used for the valuation of intangibles assets and goodwill:

		Unaudited
				Key Forecast Assumptions
	As of 12/31/2011		Fair Value		Year
	Book	Fair	As % of	Discount	Revenues
Event/Item	Balance	Value	Book	Rate	Begin
Rodeo Drive Concours	$2,500	$2,500	100%	n/a	n/a
Santa Barbara Concours	53,000	53,000	100%	30%	2012
Core Tour	100,000	100,000	100%	30%	2013
Freedom Bowl	190,000	190,000	100%	35%	2014
Maui Music	5,000	5,000	100%	n/a	n/a
Total Events	350,500	350,500	100%

Goodwill:
ProElite	1,935,621	4,500,000	232%	45%	2012
Stratus White	1,073,345	12,000,000	1118%	60%	2012
Total Goodwill	3,008,966	16,500,000	548%
Total	$3,359,466	$16,850,500	502%

Key assumptions and risk factors for each of the events and Stratus White are as follows.  Each event carries general risks of restarting an event after being dormant for a number of years and requires the availability of sufficient capital, along with the specific risks mentioned below.

Most events are held during the summer months and require approximately six months of lead time to adequately plan the event.

Rodeo Drive Concours d’Elegance:  In examining the facts and circumstances of this event, we determined the Company had ownership of an LLC to run the event and did not have naming rights or current trademarks for this event.  Further, a separate entity holds trademarks for a similar name and conducts the “Concours on Rodeo Drive” every year.  Accordingly, the event was valued at the time a third party would save by using past agreements, vendor relationships, etc., through purchase of the event.  We determined the resulting value would be 25 hours saved times $100 per hour, or $2,500.

Santa Barbara Concours d’Elegance:  In 2011, revenues from this event were $197,415.  Assuming sufficient funding, this event is forecast to have $649,468 in revenues for 2012, compared to $880,000 in peak revenues in 2000, and grow 12% per year thereafter.

Core Tour:  This event has not been run since 2004.  Assuming sufficient funding, revenues are forecast to begin in 2013 at $1,134,000, compared with peak revenues in 2002 of $2,300,000, and grow 32% per year thereafter.

Freedom Bowl:  This event was last conducted in 1996, prior to the Company’s acquisition of this event in 1998.  The Company plans to begin recertification in 2012 to allow for sufficient time for the National College Athletics Association to recertify this event for 2014 and strategic negotiations with target NCAA Conference alignment.  There can be no guarantee that certification will be achieved for 2014 or at all.  Assuming sufficient funding, revenues in 2014 are forecast to be $1,965,000, compared with peak revenues in 1996 of $3,603,000, and grow at 25% per year thereafter.

Maui Music Festival:  This event was last conducted in 2002, prior to its acquisition by the Company in 2003.  In examining the facts and circumstances of this event, we determined the Company had ownership of the books and records of the event and did not have naming rights or current trademarks for this event.  Accordingly, the event was valued at the time a third party would save by using past agreements, vendor relationships, etc., through purchase of the event.  It was determined that the resulting value would be 50 hours saved times $100 per hour, or $5,000.

Stratus White VISA Program:  In May 2010, we signed a Co-branded Credit Card Agreement with Cornèr Bank of Switzerland to issue the Stratus White Visa Card throughout Europe.  Since that time, we have engaged a concierge service, developed new software and internet platform and taken other steps to bring Stratus White to market.  Assuming sufficient and timely capital, revenues in 2012 are forecast to be $5,788,414, but may be deferred in whole or in part to 2013, depending on the timing of capital, and grow at 184% per year for 2013 and 2014.   Revenues for 2015 and 2016 are forecast to grow 20% per year.

We perform a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the fair value of an intangible asset below its carrying amount. We engaged an outside service provider, which computed the estimated fair value of our intangible assets at December 31, 2011, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated fair value of the reporting unit to the carrying value of the reporting unit.

As of December 31, 2011, the Company determined the following to arrive at a total impairment charge of $1,859,778.  The $86,019 of value assigned to Stratus White for technology, membership list and corporate partner list had been impaired in full given the development of the current program had replaced these existing items with new technology and corporate partner list.  The $169,958 of intangible assets for the Rodeo Drive Concours had been impaired and the Company took $167,458 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $2,500.  The $243,000 of intangible assets for the Santa Barbara Concours had been impaired and the Company took $190,000 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $53,000.  The $1,067,069 of intangible assets for the Core Tour had been impaired and the Company took $967,069 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $100,000.  The $344,232 of intangible assets for the Freedom Bowl had been impaired and the Company took $154,232 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $190,000.  The $300,000 of intangible assets for the Maui Music Festival had been impaired and the Company took $295,000 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $5,000.

As of December 31, 2010, the Company determined that the $450,000 of value assigned to Stratus White as Corporate Membership was no longer available to the Company and that $100,000 of value assigned to Stratus White proprietary software had been impaired given the availability of commercial software with similar or better functionality.  Accordingly, the Company took impairment charges of $550,000 as of December 31, 2010, and wrote off the $450,000 carrying value of the Stratus White Corporate Membership and reduced the carrying value of the Stratus White software by $100,000.

Income Taxes

The Company utilizes ASC 740 (formerly known as SFAS No. 109, "Accounting for Income Taxes"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the  financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2011, the Company had a deferred tax asset of $16,759,912, that was fully reserved and a net operating loss carryforward of approximately $35,361,835 for Federal purposes and approximately $32,893,951 for state tax purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

Stock-Based Compensation

We adopted ASC 718 “Share Based Payment”, using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with ASC 718 and EITF Issue No. 96-18. The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model.

Results of Operations for the Year Ended December 31, 2011

Revenues

Revenues for 2011 (“Current Period”) were $570,476, an increase of $530,287 from $40,189 in 2010 (“Prior Period”).  Revenues for the Santa Barbara Concours were $197,415 in the Current Period, an increase of $157,226 from the Prior Period, largely related to $126,950 in sponsorship revenues in the Current Period compared with $0 in the Prior Period.  The Mille Miglia event had $59,890 in revenues for the Current Period and the event was not conducted in the Prior Period.  ProElite had $376,751 in revenues for the Current Period since its acquisition in June 2011 and there were no revenues available to the Company prior to the acquisition.

Gross Profit (Loss)

The overall gross margin for the Current Period was negative $1,738,134, compared to the Prior Period of negative $170,204.  The Santa Barbara Concours had a negative gross margin of $26,048 in the Current Period as expenses of $223,463 were $13,070, or 6%, higher than the $210,393 of expenses in the Prior Period.  The Mille Miglia had a negative gross margin of $858,514, resulting from the costs of $918,404 related to sizing the event for a much larger number of entrants then actually participated.

Operating Expenses

Overall operating expenses for the Current Period were $14,781,888, an increase of $7,315,136, or 98%, from $7,466,752 in the Prior Period.  General and administrative expenses in the Current Period of $6,699,118 increased by $4,531,278, or 209%, from $2,167,840 in the Prior Period, primarily related to the inclusion of $1,325,962 in expenses for ProElite in the Current Period that were not present in the Prior Period, $1,537,068 in increased payroll and related taxes from higher staffing levels in the Current Period, $767,719 for the Perugia Film Festival in the Current Period that were not present in the prior period, and increased travel and entertainment of $504,115 related to higher levels of business and business development in the Current Period.

Impairment of Intangible Expenses for the Current Period was $1,859,778, an increase of $1,209,778, or 186%, from $650,000 in the Prior Period.  The amount of expense in both years was based on the Company’s annual review for impairment.

Warrant and Fair Value expense was $2,756,617, a decrease of $177,423, or 6%, from $2,934,040 in the Prior Period, primarily related to the termination of warrants for directors in July 2011 when warrants for directors were replaced with stock grants.

Legal and professional services of $3,305,892 increased by $1,640,692, or 99%, from $1,665,200 in the Prior Period, primarily related to an increase of legal and settlement expenses of $645,641 in the Current Period primarily related to increased litigation activity, an increase of $375,277 in the Current Period for consulting fees related to higher business development activity, and an increase of $226,876 in amortization of stock expense issued to financial consultants related to four quarters of amortization in the Current Period and two quarters of amortization in the Prior Period.

Depreciation and amortization of $69,805 for the Current Period increased by $20,133, or 41%, from 49,672 in the Prior Period, primarily related to depreciation of fixed assets that were added in the Current Period.

Other (Income)/Expense

Other (Income)/Expense for the Current Period was a net other income of $1,012,909, which increased by $1,404,169, or 359%, from a net expense of $311,086 in Prior Period.   The net other income in the Current Period was for the writeoff of $1,000,000 in debt related to the acquisition of Stratus White for which agreed-upon assets were never received by the Company and the statute of limitations had expired on the obligation to pay this debt.  The net expense in the prior period was attributable to an expense of $704,481 for the issuance of 835,822 shares of common stock as final settlement of a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.

Interest Expense

Interest expense was $420,733 in the Current Period, an increase of $339,344, or 417%, from $81,389 in the Prior Period, primarily for the issuance of $8.7 million of Series E Preferred in May 2011, which carries a 5% dividend.

Quarterly Results (Unaudited)

The following table sets forth in thousands our unaudited historical revenues, operating income and net loss by quarter during 2010 and 2011:

	Three Months Ended (Thousands except earnings per share)
	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11

Revenues	$-	$-	$-	$40	$-	$-	$250	$320
Cost of Revenues	-	-	-	210	-	-	254	2,055
Gross Profit	-	-	-	(170)	-	-	(4)	(1,734)

Impairment of intangibles	-	-	-	650	-	-	-	1,860
Fair value charge for stock sales
and value of warrants issued	2,838	807	635	(1,360)	501	382	331	1,543
Other operating expenses	548	1,013	1,008	1,328	1,173	1,675	3,805	3,422
Total operating expenses	3,386	1,820	1,643	618	1,674	2,057	4,136	6,824

Loss from operations	(3,386)	(1,820)	(1,643)	(788)	(1,674)	(2,057)	(4,140)	(8,559)
Other (income) expenses	540	18	190	25	40	89	195	(916)
Net Loss	(3,926)	(1,838)	(1,833)	(813)	(1,714)	(2,146)	(4,335)	(7,642)

Basic and diluted earnings per share	(0.07)	(0.03)	(0.03)	(0.01)	(0.07)	(0.03)	(0.03)	(0.09)

Basic and diluted weighted-average common shares	59,087	60,768	62,522	64,139	64,220	71,162	77,535	88,157

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2011 and 2010 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

During the year ended December 31, 2011, we sold 3,474,230 shares to investors for $2,310,000.  The Company is actively pursuing equity capital and is targeting a raise of $10 million to $20 million.  The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses.  Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be unable to schedule or recommence our events and credit card operations, all of which are currently on hold, we may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

As of December 31, 2011, our principal sources of liquidity consisted of accounts payable and accrued expenses and the issuance of equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we will require working capital for sales and marketing costs to market our event properties. At December 31, 2011, we had $98,449 of cash on hand and we had negative working capital of $3,600,266.  At December 31, 2010, we had no cash on hand and we had negative working capital of $4,317,164.

Cash Flows

The following table sets forth our cash flows for 2011 and 2010:

	Year Ended December 31,
	2011	2010
Operating activities	$(12,024,479)	$(1,981,126)
Investing activities	(985,893)	(1,384,445)
Financing activities	13,108,821	3,365,571
Total change	$98,449	$-

Operating Activities

Operating cash flows for 2011 reflect our net loss of $15,927,846, offset by a source of funds from working capital of $64,136, impairment of intangible assets of $1,859,778, non-cash items (depreciation and amortization) of $119,805, and expense for value of stock issued in excess of liabilities received of $2,768,969.  The change in working capital is primarily from a decrease $566,142 in deposits and prepaid expenses and a decrease of $114,237 of accounts payable, offset by an increase of $68,165 in deferred salaries, $406,084 of accrued interest and $270,266 of other accrued expenses and other liabilities.

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

Summary of Contractual Obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2011 that are fixed and determinable by year.

					After
	Total	2012	2013	2014	2014
Other debt obligations	$184,163	$184,163	$-	$-	$-
Notes Payable	555,000	555,000	-	-	-
Legal Judgments	90,732	90,732	-	-	-
Rent obligations	1,017,202	389,899	327,740	299,563	-
Total	$1,847,097	$1,219,794	$327,740	$299,563	$-

Financing Activities

During 2011, we received cash proceeds of $3,989,359 and $9,406,051 from sales of common and preferred stock, respectively.  During 2010, we received cash proceeds of $2,310,000 and $625,720 from sales of common and preferred stock, respectively.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Stratus Media Group, Inc.
Santa Barbara, California

We have audited the accompanying balance sheets of Stratus Media Group, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratus Media Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming Stratus Media Group, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Stratus Media Group, Inc. has suffered recurring losses and has negative cash flow from operations. These conditions raise substantial doubt as to the ability of Stratus Media Group, Inc. to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Kurland and Mohidin LLP

Goldman Kurland and Mohidin LLP
Encino, California
May 21, 2012

STRATUS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

Current assets
Cash	$98,449	$-
Prepaid expenses	87,502	613,150
Total current assets	185,951	613,150

Deposits		40,494
Property and equipment, net	78,135	10,051
Goodwill and intangible assets	3,359,466	3,329,033
Acquisition deposits	50,000	1,582,809
Total assets	$3,673,552	$5,575,537

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$-	$62,796
Accounts payable	789,021	903,258
Deferred salary	-	330,625
Accrued interest	716,718	310,634
Other accrued expenses and other liabilities	1,541,315	1,411,327
Loans payable to officers and a director	184,163	795,939
Notes payable	555,000	632,017
Event acquisition liabilities	-	483,718
Total current liabilities	3,786,217	4,930,314

Non-current liabilities
Non-current portion of notes payable to shareholders	-	625,000

Total liabilities	3,786,217	5,555,314

Commitments and contingencies

Shareholders' Equity (Deficit)
Series C 10% Preferred stock, $0.001 par value: 1,000,000 shares authorized; 0 shares and 18,365 issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	-	18
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized; 18,999 and 5,999 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	19	6
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized; 8,500 and 0 shares issued and outstanding as of December 31, 2011 and December 31, 2010	9	-
Common stock, $0.001 par value: 200,000,000 shares authorized 88,157,055 and 64,122,301 shares issued and outstanding, at December 31, 2011 and December 31, 2010, respectively	88,157	64,122
Additional paid-in capital	41,893,380	27,189,432
Stock subscription receivable	-	(749,968)
Accumulated deficit	(42,053,664)	(26,483,387)
Total Stratus Stockholders' equity (deficit)	(72,099)	20,223
Non-Controlling interest	(40,566)	-
Total equity (deficit)	(112,665)	20,223
Total liabilities and equity (deficit)	$3,673,552	$5,575,537

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Net revenues	$570,476	$40,189
Cost of revenues	2,308,610	210,393
Gross loss	(1,738,134)	(170,204)

Operating expenses
General and administrative	6,699,118	2,167,840
Impairment of intangible assets	1,859,778	650,000
Warrant expense and fair value charge for stock sales	2,756,617	2,934,040
Legal and professional services	3,305,892	1,665,200
Depreciation and amortization	69,805	49,672
Total	14,691,210	7,466,752

Loss from operations	(16,429,344)	(7,636,956)

Other (income)/expenses
Other (income)/expenses	(1,012,909)	691,260
Interest expense	420,733	81,389
Total other (income)/expenses	(592,176)	772,649

Net loss	$(15,837,168)	$(8,409,605)

Basic and diluted loss per share	$(0.21)	$(0.14)

Basic and diluted weighted-average common shares	75,779,583	57,693,157

See accompanying Notes to Financial Statements

STRATUS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY / (DEFICIT)

					Stock
	Common Stock		Additional	Accumulated	Subscription	Series C 10%	Series D
	Shares	Amount	Paid-In Capital	Deficit	Receivable	Preferred	Preferred	Total

Balance at December 31, 2009	58,613,793	$58,615	$18,508,762	$(18,073,782)	$-			$493,595

Issuance of common stock for cash	3,474,230	3,474	2,306,526					2,310,000
Issuance of preferred stock for cash			26,945			454,799	143,976	625,720
Value of warrants and options			3,157,233					3,157,233
Stock issued for services	1,198,456	1,197	1,360,796					1,361,993
Stock issued to settle claim	835,822	836	703,644					704,480
Charge for fair value of common stock above selling price			(223,193)					(223,193)
Stock subscription receivable			749,968		(749,968)
Net loss				(8,409,605)				(8,409,605)
Balance at December 31, 2010	64,122,301	$64,122	$26,590,681	$(26,483,387)	$(749,968)	$454,799	$143,976	$20,223

Issuance of common stock for cash	12,094,285	12,094	3,977,265					3,989,359
Issuance of Series D preferred stock for cash			1,385,091			45		1,385,136
Issuance of Series E preferred stock for cash			8,020,906				9	8,020,915
Value of warrants and options			2,756,617					2,756,617
Conversion of preferred stock to common	4,666,214	4,666	(4,666)		(18)	(32)		(50)
Stock compensation	3,640,833	3,641	(3,641)					-
Stock for services	983,935	984	(984)					-
Exercise of warrants	500,000	500	(500)					-
Stock issued for settlment of disputes	1,999,487	2,000	(2,000					-
Stock issued with notes payable	150,000	150	(150)					-
Adjustments related to acquisition of ProElite		(674,022)	266,891					(407,131)
Stock subscription receivable		(749,968)		749,968				-
Net loss			(15,837,168)					(15,837,168)
Balance at December 31, 2011	88,157,055	$88,157	$41,893,380	$(42,053,664)	$-	$19	$9	$(72,099)

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(15,837,168)	$(8,409,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,805	49,672
Impairment of intangible assets, net of related liabilities	1,859,778	650,000
Value of stock issued in excess of value received and for warrant expense	2,768,969	2,934,040
Stock issued for services	-	1,361,993
Non-cash gain on reversal of liability	(1,000,000)	-
Stock issued to settle legal disputes	-	704,480
Increase / (decrease) in:
Deposits and prepaid expenses	(566,142)	(608,817)
Accounts payable	(114,237)	518,307
Deferred salary	68,165	293,125
Accrued interest	406,084	68,350
Other accrued expenses and liabilities	270,267	457,329
Net cash used in operating activities	(12,024,479)	(1,981,126)

Cash flows from investing activities:
Capital expenditures	(124,999)	(13,636)
Payment for Core Tour acquisition	(502,126)
Advances to acquisition targets, net	(358,768)	(1,370,809)
Net cash used in investing activities	(985,893)	(1,384,445)

Cash flows from financing activities:
Bank overdraft	(62,796)	54,536
Proceeds/(payments) on loans payable to officers and a director	(611,776)	350,315
Proceeds on notes payable, net	387,983	25,000
Proceeds from issuance of preferred stock	9,406,051	625,720
Proceeds from issuance of common stock	3,989,359	2,310,000
Net cash provided by financing activities	13,108,821	3,365,571

Increase in cash	98,449	-

Cash at beginning of period	-	-

Cash at end of period	$98,449	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of accrued interest into common stock	$-	$-
Conversion of loans, accrued salary, accrued interest and expenses due to an officer of the company into common stock	$-	$-

See accompanying Notes to Financial Statements

STRATUS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets.  PSEI acquired the business of Stratus White, LLC (“Stratus White”) in August 2005 and Stratus White is a wholly-owned subsidiary of PSEI.  Stratus White is a credit card rewards program that uses the Visa card platform that offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.   In May 2010, the Company entered into an agreement with a private bank in Switzerland for it to be the processing bank for Stratus White in Europe.

In June 2011, the Company acquired 95% of the voting stock of ProElite, Inc. (“PEI”) through the purchase of preferred stock convertible into 95% of the voting stock of PEI.  PEI is a subsidiary of the Company. PEI specializes in the operation and management of Mixed Martial Arts events. See Note 22 for further discussion of the acquisition of PEI.

2.    Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations.  The Company had net losses for 2011 and 2010 of $15,837,168 and $8,409,605, respectively.  As of December 31, 2011, the Company had negative working capital of $3,485,263 and accumulated deficit of $42,053,664.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.  During 2011, the Company raised $13,395,410 in capital through the issuance of $3,989,359 of common stock $9,406,051 of preferred stock.  In 2010, the Company raised $2,935,720 in capital through the issuance of common and preferred stock.  The Company is seeking additional capital to establish operations, restart the card and event businesses and complete and integrate targeted acquisitions.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

3.     Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The balance sheet at December 31, 2011 and the income statement for the year ended December 31, 2011 consolidate the accounts of PEI reflecting the close of the acquisition (see Note 20). All significant intercompany balances were eliminated in consolidation.

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

Stratus White Visa Card

When implemented, Stratus White, the Company’s affiliate redemption credit card rewards program, will generate revenues from transaction fees generated by member purchases using the card, foreign exchange fees, initiation fees and membership fees. Revenue will be recognized when transaction fees and initiation fees are received and membership fees are amortized and recognized ratably over the 12-month membership period from the time of receipt.

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

Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, accounts receivables, accounts payable and accrued liabilities.  The carrying amounts of financial instruments approximate fair value due to their short maturities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 5 years
Furniture and fixtures	5 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements

 Goodwill and Intangible Assets

Intangible assets consist of goodwill for to the Stratus White Visa White Card we acquired. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC 350 “Goodwill and Other Intangible Assets”, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.  For the year ended December 31, 2011, we applied the provisions of ASU 2011-08, which requires a Company to first examine the facts and circumstances surrounding each asset to determine if impairment has occurred.  If the Company then determines that it is more likely than not that an impairment has occurred, then it will test for impairment using the two-step approach called for in ASC 350.

Intangible assets consist of goodwill related to ProElite and the Stratus White Visa White Card that we have acquired. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply the provisions of ASC 350 which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company purchased several events that are valued on the Company’s balance sheet as intangible assets at the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

A portion of the consideration used to purchase the Stratus White Visa card program was allocated to specific assets, as disclosed in the footnotes to the financial statements, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill.

Goodwill and intangible assets were as follows:

	December 31,
	2011	2010

Licensing rights for events	$350,500	$2,124,258
Goodwill for ProElite	1,935,621	-
Goodwill for Stratus Rewards	1,073,345	1,073,345
Identified intangible assets for Stratus Rewards	-	131,430
Total intangible assets and goodwill	$3,359,466	$3,329,033

The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year.  In between valuations, the Company conducts additional tests if circumstances warrant such testing.

To review the value of intangible assets and related goodwill as of December 31, 2011, the Company followed Accounting Standards Update (“ASU”) 2011-08 and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred.  If this examination suggested that it was more likely that an impairment had occurred, the Company then compares discounted cash flow forecasts related to the asset with the stated value of the assets on the balance sheet.   The objective is to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and the Company is a willing seller not under compulsion to sell.

The events are forecasted based on the assumption they are standalone entities and adjusted for historical performance and the facts and circumstances surrounding the event and the macroeconomic conditions that affect the event.   For the Freedom Bowl, the cash flows for the event were forecast then a 5% royalty rate was used to determine the value of the naming rights for this event.

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk to small companies in general, for factors specific to the Company and the business.  The total discount rates ranged from 25% for the naming rights for the Freedom Bowl to 60% for the Stratus White program.  Terminal values are determined by taking cash flows in year five of the forecast, then applying an annual growth of 0% to 4.0% for the next seven years and discounting that stream of cash flows by the discount rate used for that section of the business.

If the Company determines the discount factor for cash flows should be increased, or the event will not be able to begin operations when planned, or that facts and circumstances for each asset have changed, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $3,359,466.

		Pre- Acquisition Peak Year Results (rounded to nearest thousand)
	Peak Year	Revenues	Gross Margin $	Gross Margin %
Freedom Bowl	1996	$3,603,000	$607,000	16.8%
Santa Barbara Concours	2000	880,000	229,000	26.0%
Core Tour	2002	2,300,000	667,000	29.0%
		$6,783,000	$1,503,000	22.2%

As of December 31, 2011, the following are the results and assumptions used for the valuation of intangibles assets and goodwill:

		Unaudited
				Key Forecast Assumptions
	As of 12/31/2011		Fair Value		Year
	Book	Fair	As % of	Discount	Revenues
Event/Item	Balance	Value	Book	Rate	Begin
Rodeo Drive Concours	$2,500	$2,500	100%	n/a	n/a
Santa Barbara Concours	53,000	53,000	100%	30%	2012
Core Tour	100,000	100,000	100%	30%	2013
Freedom Bowl	190,000	190,000	100%	35%	2014
Maui Music	5,000	5,000	100%	n/a	n/a
Total Events	350,500	350,500	100%

Goodwill:
ProElite	1,935,621	4,500,000	232%	45%	2012
Stratus White	1,073,345	12,000,000	1118%	60%	2012
Total Goodwill	3,008,966	16,500,000	548%
Total	$3,359,466	$16,850,500	502%

Key assumptions and risk factors for each of the events and Stratus White are as follows.  Each event carries general risks of restarting an event after being dormant for a number of years and requires the availability of sufficient capital, along with the specific risks mentioned below.

Most events are held during the summer months and require approximately six months of lead time to adequately plan the event.

Rodeo Drive Concours:  In examining the facts and circumstances of this event, we determined the Company had ownership of an LLC to run the event and did not have naming rights or current trademarks for this event.  Further, a separate entity holds trademarks for a similar name and conducts the “Concours on Rodeo Drive” every year.  Accordingly, the event was valued at the time a third party would save by using past agreements, vendor relationships, etc., through purchase of the event.  It was determined that the resulting value would be 25 hours saved times $100 per hour, or $2,500.

Santa Barbara Concours:  In 2011, revenues from this event were $197,415.  Assuming sufficient funding, this event is forecast to have $649,468 in revenues for 2012, compared to $880,000 in peak revenues in 2000, and grow 12% per year thereafter.

Core Tour:  This event has not been run since 2004.  Assuming sufficient funding, revenues are forecast to begin in 2013 at $1,134,000, compared with peak revenues in 2002 of $2,300,000, and grow 32% per year thereafter.

Freedom Bowl:  This event was last conducted in 1996, prior to the Company’s acquisition of this event in 1998.  The Company plans to begin recertification in 2012 to allow for sufficient time for the National College Athletics Association to recertify this event for 2014 and strategic negotiations with target NCAA Conference alignment.  There can be no guarantee that certification will be achieved for 2014 or at all.  Assuming sufficient funding, revenues in 2014 are forecast to be $1,965,000, compared with peak revenues in 1996 of $3,603,000, and grow at 25% per year thereafter.

Maui Music Festival:  This event was last conducted in 2002, prior to its acquisition by the Company in 2003.  In examining the facts and circumstances of this event, we determined the Company had ownership of the books and records of the event and did not have naming rights or current trademarks for this event.  Accordingly, the event was valued at the time a third party would save by using past agreements, vendor relationships, etc., through purchase of the event.  It was determined that the resulting value would be 50 hours saved times $100 per hour, or $5,000.

Stratus White VISA Program:  In May 2010, we signed a Co-branded Credit Card Agreement with Cornèr Bank of Switzerland to issue the Stratus White Visa Card throughout Europe.  Since that time, we have engaged a concierge service, developed new software and internet platform and taken other steps to bring Stratus White to market.  Assuming sufficient and timely capital, revenues in 2012 are forecast to be $5,788,414 but may be deferred in whole or in part to 2013, depending on the timing of capital, and grow at 184% per year for 2013 and 2014.   Revenues for 2015 and 2016 are forecast to grow 20% per year.

We perform a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the fair value of an intangible asset below its carrying amount. We engaged an outside service provider, which computed the estimated fair value of our intangible assets at December 31, 2011, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated fair value of the reporting unit to the carrying value of the reporting unit.

As of December 31, 2011, the Company determined the following to arrive at a total impairment charge of $1,859,778.  The $86,019 of value assigned to Stratus White Visa card for technology, membership list and corporate partner list had been impaired in full given the development of the current program had replaced these existing items with new technology and corporate partner list.  The $169,958 of intangible assets for the Rodeo Drive Concours had been impaired and the Company took $167,458 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $2,500.  The $243,000 of intangible assets for the Santa Barbara Concours had been impaired and the Company took $190,000 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $53,000.  The $1,067,069 of intangible assets for the Core Tour had been impaired and the Company took $967,069 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $100,000.  The $344,232 of intangible assets for the Freedom Bowl had been impaired and the Company took $154,232 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $190,000.  The $300,000 of intangible assets for the Maui Music Festival had been impaired and the Company took $295,000 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $5,000.

As of December 31, 2010, the Company determined the $450,000 of value assigned to Stratus White as Corporate Membership was no longer available to the Company and that $100,000 of value assigned to Stratus White proprietary software had been impaired given the availability of commercial software with similar or better functionality.  Accordingly, the Company took impairment charges of $550,000 as of December 31, 2010, and wrote off the $450,000 carrying value of the Stratus White Corporate Membership and reduced the carrying value of the Stratus White software by $100,000.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for 2011 or 2010.

Capitalized Software Costs

We did not capitalize any software development costs during 2011 or 2010. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

Valuation of Long-Lived Assets

We account for long-lived assets in accordance with ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by it. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Net Loss Per Share

We compute net loss per share in accordance with ASC 260 “Earnings Per Share”.  Basic per share data is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing loss available to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the years 2011 or 2010, as they are antidilutive to loss per share.

Stock-Based Compensation

Effective January 1 2006, we adopted FASB ASC Topic 718 “Share Based Payment”, using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and EITF Issue No. 96-18.

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options.   For the fiscal year ended December 31, 2011, we granted options to purchase 2,800,000 shares of common stock.  For the fiscal year ended December 31, 2010, we granted options to purchase 3,210,000 shares of common stock. Future option grants will be calculated using expected volatility based upon the average volatility of our common stock.

Advertising

We expense the cost of advertising as incurred. Such amounts have not historically been significant to our operations.

Income Taxes

The Company utilizes ASC 740(formerly known as SFAS No. 109 "Accounting for Income Taxes"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the  financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2011, the Company had a deferred tax asset of $16,759,912, that was fully reserved and a net operating loss carryforward of approximately $35,361,835 for Federal purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

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

In September 2011, FASB issued ASU 2011-08 on Intangibles—Goodwill and Other (Topic 350),  which requires that a company should first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred.  If this examination suggested that it was more likely that an impairment had occurred, the company then compares discounted cash flow forecasts related to the asset with the stated value of the assets on the balance sheet.  The Company adopted this accounting standard for the year ended December 31, 2011.

4.     Litigation

In March 2011, four of our shareholders filed an action in Superior Court of California, in Santa Barbara County (lead plaintiff is Howell Douglas Wood (“Wood”)), against us, our Chief Executive Officer and Chief Financial Officer and our outside directors. The complaint alleges violations of the California Corporations Code relating to the issuance of securities to the plaintiffs, fraud, breach of fiduciary duty, breach of contract, and breach of the covenant of good faith and fair dealing relating to the handling of requests by the plaintiffs to sell their shares. The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. We believe the claims are without merit and have defended the action. The Company  filed a demurrer to the operative complaint (which is the second amended complaint), and no trial date has been set.

 In September 2011, Maier & Company, Inc., filed a lawsuit against the Company and PSEI for alleged breach of a consulting agreement.  In November of 2011, a default judgment was entered for $117,165 against both the Company and PSEI.  In January of 2012, the Company and PSEI filed a motion to set aside the default and default judgment.  That motion was granted, and the Company and PSEI filed an answer to the complaint.  The parties have since entered into an agreement to stay discovery or other activity until the parties conduct a mediation in June 2012.

In November 2011, twelve additional shareholders filed an action in Superior Court of California, in Santa Barbara County (lead plaintiff is Jeffrey Tuttle), against us, our Chief Executive Officer and Chief Financial Officer or its outside directors. This complaint was filed by the same law firms as the Wood complaint, and is similar to the Wood complaint.  As with the Wood complaint, the Tuttle complaint alleges violations of the California Corporations Code relating to the issuance of securities to the plaintiffs, fraud, breach of fiduciary duty, breach of contract, and breach of the covenant of good faith and fair dealing relating to the handling of requests by the plaintiffs to sell their shares. The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. We believe the claims are without merit and have been aggressively defending the action. The Company  filed a demurrer to the operative complaint (which is the first amended complaint), and no trial date has been set.

In April 2012, Ned Sands filed a lawsuit against the Company for alleged discrimination based on religion and age in an employee termination, as well as fraud in inducing him to join the Company.  The Company has not yet been required to respond to the complaint.  A case management conference is set for August 2012, at which point the trial court may set a trial date.

5.  Acquisition of Stratus White

In accordance with the Asset Purchase Agreement dated August 15, 2005, by and between the Company and Stratus White LLC (“Stratus Purchase Agreement”), Stratus acquired the business of Stratus, a credit card rewards program.

The total consideration for this acquisition was $3,000,000, with Stratus entering into a note payable of $1,000,000 and issuing 666,667 common shares valued at $2,000,000. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding of a minimum amount of $3,000,000.

The Stratus Purchase Agreement included the transfer to the Company of tangible personal property such as computers and all intellectual property, goodwill associated therewith, licenses and sublicenses.  Stratus White had at least $1.4 million of computer hardware and at least $0.2 million of computer software, all of which should have been transferred to the Company pursuant to the Stratus Purchase Agreement.  These computer and software assets were not included in the accounting for the acquisition of Stratus White by Pro Sports and the value of the computer hardware and software that was not received was allocated to goodwill.  The owner of Stratus White received notice on May 15, 2006 that if he did not deliver this hardware and software within 30 days, that the amount of consideration he was entitled to would be reduced by at least the $1,000,000 amount of the note, if not an additional $1,000,000 value in the common stock issued as consideration.  The owner responded on June 2, 2006 that his former law firm owned the computer hardware and software and he did not have the authority to release these items to the Company.

Given this situation and the expiration for the statute of limitations, the Company wrote off this liability as of December 31, 2011.

The results of operations of the business acquired have been included in the Company’s Statements of Operations from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair market values and estimated useful lives for property and equipment and an independent valuation for certain identifiable intangible assets acquired.

Effective May 14, 2010, Stratus Media Group, Inc. (the “Company”) entered into a Co-branded Card Agreement (the “Agreement”) with Cornèr Banca SA (the “Bank”), located in Lugano, Switzerland.  Under the Agreement, the parties agreed to jointly launch a co-branded consumer card payment solution targeted at high net worth individuals and a co-branded commercial payment solution targeted at small and mid-sized businesses.  The cards, to be issued by the Bank, will include a loyalty rewards program.  The cards are targeted to residents of Europe.  The initial term of the Agreement is five years.  The Company, among other things, will be responsible for marketing and administration of, and expenses relating to, the rewards program.  The Bank will be responsible for issuing the cards.  The Company will receive a share of purchase transactions generated by a card holder and membership and initiation fees.

6.     Receivable from officer and director

Pursuant to an investigation conducted in 2012, it was determined that an officer and director received $640,000  in December 2010, net of a commission, in connection with a sale of the Company’s common stock he arranged with an outside investor.  This sale was fulfilled with issuance of 2,540,000 shares of common stock issued directly by the Company.  While this officer and director provided the Company with $557,650 of these funds in 2010 and 2011, he was repaid $564,363 during 2011, the net of which was $6,713 and was recorded as a reduction is the loan amount due to him as of June 30, 2011 (see footnotes 12 and 17 for additional information).  Accordingly, the Company recorded a gross receivable of $640,000 from this officer and director in connection with this transaction.  This receivable is presented net of $398,790 of accrued salary due to him as of December 31, 2011, $115,000 of commissions this officer and director has stated were also paid in this transaction and $164,310 of business expenses.  In June 2011 this officer and director used $38,100 of Company funds to pay for a vintage automobile and has not provided documentary proof that the Company owns the automobile.  Accordingly, the company included this $38,100 as receivable from this officer and director. The net effect of this receivable and the offsets is zero. This receivable is subject to revision if this officer and director submits proper documentation regarding ownership of this automobile, business expenses or other amounts due to him.

7.     Property and Equipment

Property and equipment were as follows:

	December 31,
	2011	2010
Computers and peripherals	$97,660	$56,863
Office Machines	49,370	20,705
Furniture and fixtures	79,484	56,468
	226,514	134,036
Less accumulated depreciation	(148,379)	(123,985)
Total Assets	$78,135	$10,051

For the years ended December 31, 2011 and 2010, depreciation was $24,395 and $4,262, respectively

8.  Goodwill and intangible assets

Goodwill and intangible assets were as follows:

	December 31,
	2011	2010

Licensing rights for events	$350,500	$2,124,258
Goodwill for ProElite	1,935,621	-
Goodwill for Stratus Rewards	1,073,345	1,073,345
Identified intangible assets for Stratus Rewards	-	131,430
Total intangible assets and goodwill	$3,359,466	$3,329,033

Intangible assets of the Company were as follows:

	December 31,
	2011	2010
Intangible Assets
Events
Beverly Hills Concours	$2,500	$169,957
Santa Barbara Concours d'Elegance	53,000	243,000
Cour Tour/Action Sports Tour	100,000	1,067,069
Freedom Bowl	190,000	344,232
Maui Music Festival	5,000	300,000
Total - Events	350,500	2,124,258

Stratus Rewards
Purchased Licensed Technology, net of accumulated amortization of $187,471	-	58,630
Membership List, net of accumulated amortization of $58,500	-	49,500
Corporate Partner List	-	23,300
Corporate Membership	-	-
Total - Stratus Rewards	-	131,430
Total Intangible Assets	$350,500	$2,255,688

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

The purchased licensed technology and membership list were being amortized over their estimated useful life of 10 years.  For 2011 and 2010, amortization expense was $45,410 and $34,611, respectively.
9.  Deferred Salary

Our president has an employment contract that stipulates an annual salary of $240,000.  He has not received payments for salary for a portion of 2011.  As of December 31, 2011 this deferred salary was $398,790 and was offset against the receivable of $640,000 from him at that date (please see footnote 6).  As of December 31, 2010, this deferred salary was $330,625.

10.  Accrued liabilities

Accrued liabilities consisted of the following:

	December 31,
	2011	2010

Professional fees	$494,767	$254,244
Travel expenses	38,126	202,436
Consultant's fees	227,178	281,387
Accrued legal judgments	90,732	90,732
Payroll related	640,208	525,864
Other	50,304	56,664
Total accrued liabilities	$1,541,315	$1,411,327

As of December 31, 2011 and 2010, we had $90,732 reserved as Legal Judgments to accrue for a judgment of $65,316 related to amounts due under a consulting contract related to the acquisition of an event, and $30,416 related to allegedly unpaid legal bills from a former attorney for the Company.  A payment of $5,000 was made during the fiscal year ended December 31, 2010.

11. Loans payable to officers and director

The Loans Payable to Officers and a Director represent loans from the Company’s President, an officer and a member of the board of directors and amounted to the following:

	December 31,
	2011	2010

Officer and director, interest at 9.5%	$78,919	$391,993
An officer, non-interest bearing	50,244	127,421
An officer, interest at 5.0% if not repaid on timely basis	55,000	231,525
A director, interest at 10.0%	-	45,000
Total	$184,163	$795,939

These loans are unsecured, due on demand, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. Interest expense on these loans for 2011 and 2010 was $0 and $49,398, respectively.

During 2011, $45,000 was paid to the director to pay down the last portion of the principal balance of a loan made to the Company in 2005.  The officer and director provided the Company with $557,650 from December 2010 through June 2011, he was repaid $564,363 during the first six months of 2011 (please see footnotes 12 and 17 for additional information).  During 2011, $77,176 was paid to an officer pursuant to an employment agreement.

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

12.  Notes payable

	December 31,
	2011	2010

Notes payable from ProElite to various individuals dated October 20, 2011 with maturity of July 20, 2012, convertible into common stock of ProElite, Inc.	$415,000	$-

To shareholder (unsecured), dated January 14, 2005, with maturity of May 14, 2005. The principal amount and accrued interest were payable on May 14, 2005, plus interest at 10% This note is currently in default.	70,000	70,000

To shareholder (unsecured), dated February 1, 2005, with maturity of June 1, 2005. The principal amount and accrued interest were payable on June 1, 2005 plus interest at 10%. This note is currently in default.	10,000	10,000

To shareholder (unsecured), dated February 5, 2005, with maturity of June 5, 2005. The principal amount and accrued interest were payable on June 5, 2005, plus interest at 10%. This note was paid in 2011.	-	10,000

To shareholder (unsecured). Payable on demand and bears interest at 10%.		107,017

To non-shareholder (unsecured). Payable on demand and does not bear interest	60,000	60,000

Total	$555,000	$257,017

These notes are unsecured, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions.  For 2011 and 2010, the Company incurred interest expense on these Notes Payable of $13,351 and $27,383, respectively.

13.  Event acquisition liabilities

At December 31, 2011 and 2010, the Company’s balance sheet reflected an event acquisition liability of $0 and $483,718, respectively, related to the Core Tour/Action Sports Tour.

14.  Other income/(expenses)

Net expense in 2011 was $704,481 for the issuance of 835,822 shares of common stock as final settlement of a dispute with a long-term shareholder regarding the number of shares issued pursuant to a subscription agreement executed during 2007.  The net gain of $311,086 in 2010 reflected a gain of $312,971 on the writeoff for accounts payable for events that were canceled in 2004 and 2005 and which were past the statute of limitations for collection.

During 2011, $45,000 was paid to the director to pay down the last portion of the principal balance of a loan made to the Company in 2005.  During 2011, $77,176 was paid to an officer pursuant to an employment agreement.

No cash compensation was paid to board members in 2010. Board members receive a grant of 450,000 options upon joining the Board that vest monthly over a 36-month period. Effective July 1, 2011, each board member is entitled to an annual payment of $50,000, with the chairman of the audit committee receiving an additional $100,000 per annum and the chairman of the compensation committee receiving an additional $50,000 per annum. Mr. Rubinstein received a grant of 450,000 shares of restricted common stock that vest over a 36 month period and an additional grant of 450,000 shares of restricted common stock as chairman of the audit committee that vest over a 36 month period. Mr. Golenberg received a grant of 450,000 shares of restricted common stock that vests over a 36 month period as chairman of the compensation committee. On December 28, 2010, the Board of Directors elected to cancel a total of 1,550,000 options granted to Messrs. Cross and Dunleavy and Golenberg in 2009 for board service and to Mr. Golenberg in 2009 and 2010 as chairman of the audit committee, and replace those options with grants of 540,833 shares of restricted stock equal to 50% of the number of vested options as of July 1, 2011. These grants vest one-third on January 1, 2012, one-third on January 1, 2013 and one-third on January 1, 2014. Pursuant to these grants, Mr. Cross received a grant of 162,500 shares of restricted stock, of which 54,167 shares vested on January 1, 2012; Mr. Dunleavy received a grant of 130,000 shares of restricted stock, of which 43,333 shares vested on January 1, 2012; and Mr. Golenberg received a grant of 248,333 shares of restricted stock, of which 82,778 shares vested on January 1, 2012.

17.  Shareholders’ Equity

Common Stock

During 2010, Company raised $2,310,000 through the issuance of 3,474,230 of common stock, respectively, and five-year warrants to purchase 1,675,000 shares of common stock at $1.00 to $1.65. Update for 2011

Series C 10% Preferred Stock

During 2010, the Company issued 15,160 shares of Series C 10% Preferred Stock (“Series C”) for $454,799.  Each share of Series C sold for $30, can be converted at any time into 20 shares of common stock and has voting rights equal to 20 shares of common stock.  In connection with the issuance of Series C, the Company issued 124,990 warrants with a life of 5 years to purchase a share of common stock for $2.00 per share.  The Series C has liquidation preference over common stock at a liquidation value equal to its par value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31of each year that the Series C is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series C automatically convert into 20 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series C are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

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

As of December 31, 2011, all Series C had been converted into common stock.  During 2011, 18,365 shares of Series C were converted into 367,300 shares of common stock and 1,101,900 shares were issued in connection with the price protection feature.

Series D 10% Preferred Stock

During 2010, the Company issued 5,700 shares of Series D 10% Preferred Stock (“Series D”) for $170,921.  Each share of Series C sold for $30, can be converted at any time into 60 shares of common stock and has voting rights equal to 60 shares of common stock.  In connection with the issuance of Series D, the Company issued warrants to purchase 179,970 shares of common stock.  The warrants have a life of 5 years to purchase a share of common stock for $1.00 per share.  The Series D has liquidation preference over common stock at a liquidation value equal to its par value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31 of each year that the Series D is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series D automatically convert into 60 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series D are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

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

As of December 31, 2011, 18,999 shares of Series D were outstanding.  During 2011, 25,667 shares of Series D were converted into 1,540,000 shares of common stock and 2,043,840 shares were issued in connection with the price protection feature

Series E 5% Preferred Stock

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold each of the Investors, 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the “Preferred Shares”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000 in the aggregate.

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

The Company filed a registration statement with the SEC covering the resale of the shares (a) issuable upon conversion of the Preferred Shares or exercise of the Warrants, (b) issued as dividends payable in shares of Common Stock pursuant to the Certificate, and (c) issuable upon exercise of the Placement Agent Warrants. This registration statement was declared effective on February 2012.  Upon the occurrence of certain events set forth in the Purchase Agreement, including the failure to timely file the registration statement or have the registration statement timely declared effective, the Company will pay to the Investors an amount of cash equal to 1% of the aggregate purchase price of the Series E Preferred Stock and Warrants for each 30-day period during such default; provided, however, that the payments will not exceed 10% of the aggregate purchase price.

As of December 31, 2011, 8,500 shares of Series E were outstanding.  During 2011, 200 shares of Series E were converted into 500,000 shares of common stock.

Stock Options

During 2011, the Company issued options to purchase 2,800,000 shares of common stock in connection with employment agreements.  The Black Scholes value of these options was $910,000 which is being amortized over the respective vesting periods and $303,333 was recorded as an expense in 2011.  These options have a life of five years and a strike price of $0.54 per share, which was the closing stock price for the Company’s common stock on the date of issuance.  During 2011, the Company modified the strike price on 3,310,000 options that had been outstanding for one and a half years.  The effect of these modifications was to reduce the strike price from a range of $2.00 to $3.50 to $0.54 per share, which was the closing stock price for the Company’s common stock on the date of this modification.  The Black Scholes value of these options was $1,075,750 which is being amortized over the respective vesting periods and $1,075,750 was recorded as an expense in 2011.  The following assumptions were used for the Black Scholes calculations to determine these expenses:

Range of estimated fair value of underlying common stock	$0.50 - $2.54
Remaining life	5.0
Range of risk-free interest rates	1.18% - 2.51%
Range of expected volatilities	89% - 106%
Dividend yield	-

During 2011, the Company canceled 1,550,000 options granted to certain directors.

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding	Range of Exercise Prices	Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Average Remaining Life in Years	Weighted Average Exercise Price
As of December 31, 2009	7,059,852	$0.14 - $1.50	2.0	$0.43	6,397,352	1.7	$0.31
Granted	3,210,000	$1.50 - $3.50	4.0	$2.03	2,115,332	4.0	$2.03
As of December 31, 2010	10,269,852	$0.14 - $3.50	2.4	$0.94	8,512,684	2.0	$0.94
Cancelled	(3,110,000)	-	-	-	-	-	-
Granted	5,010,000	$0.54	5.0	$0.54	3,355,000	5.0	$0.54
As of December 31, 2011	12,169,852	$0.14 - $3.50	3.2	$0.49	11,867,684	3.2	$0.40

Warrants

During 2005, the Company granted warrants with rights to purchase $36,250 of its common stock. These warrants had terms of five years and the exercise prices for these warrants were to be the share prices applicable in the next Company financing after March 2008. The warrants expired December 31, 2010 and no expense was recognized on these warrants during 2010.

During 2011, the Company issued warrants to purchase 52,709,283 shares of common stock in connection with the sale of common stock and preferred stock.  These warrants have a strike prices that range from $0.65 to $1.00 per share, vest upon issuance and a life of five years.  There are no repricing or antidilution features for any these warrants.

In connection with the sale of the Series E preferred shares, we also agreed to issue to the investors (a) warrants (A Warrants) to purchase up to one additional share of Common Stock for each share of Common Stock issuable upon conversion of the preferred shares, and (b) warrants (B Warrants) to purchase up to .50 additional shares of Common Stock for each share of Common Stock issuable upon conversion of the preferred shares. The warrants are exercisable for five years commencing on the date of first issuance and are exercisable only for cash if there is an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants. In the absence of such a registration statement, the Warrants are exercisable for cash or on a cashless basis at the option of the holder thereof. The exercise price of the A Warrant is $0.65 per share and the B Warrant has an exercise price of $1.00 per share, subject in each case to full ratchet anti-dilution protection.

In connection with the sale of the Series E preferred shares, we issued placement agent warrants that permit the placement agent or its designees to purchase for a five-year period, 3,600,000 shares of Common Stock at an exercise price of $0.65 per share. We also issued to a financial advisor warrants to purchase 1,000,000 shares of our Common Stock of which 950,000 shares were directed to Cary Succof and 50,000 shares were directed to Francis Anderson and to another financial advisor warrants to purchase 750,000 shares of our common stock on substantially similar terms. The shares underlying these warrants are included in this prospectus and contain weighted average anti-dilution and cashless exercise provisions.

The Black-Scholes expenses for the warrants issued during 2011 were calculated using the following assumptions:

Range of estimated fair value of underlying common stock	$1.01 - $1.80
Range of remaining lives (in years)	4.6 - 5.0
Range of risk-free interest rates	2.04% - 2.62%
Range of expected volatilities	101% - 106%
Dividend yield	-

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
	Warrants Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
As of December 31, 2009	64,050	$2.00	3.5	$2.00	64,050	3.5	$2.00
Exercised	-	-	-	-	-	-	-
Granted	2,408,626	$1.00 - $2.00	4.8	$1.35	2,408,626	4.8	$1.35
As of December 31, 2010	2,472,676	$1.00 - $2.00	4.4	$1.37	2,472,676	4.4	$1.37
Exercised	-	-	-	-	-	-	-
Granted	52,709,283	$0.65 - $1.00	4.5	$0.75	52,709,283	4.5	$0.75
As of December 31, 2011	55,181,959	$0.65 - $2.00	4.2	$0.78	55,181,959	4.2	$0.78

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

On August 1, 2011, we entered into a lease for approximately 7,000 square feet of office space in Los Angeles, California.  The lease continues through November 30, 2014.  Initially, the lease has a fixed monthly rent of $19,326 and is subject to annual increases of 3% per year.  The Company was not required to pay a fixed monthly rent for months 2 through 5.  Prior to this, the Company was leasing the same office space on a month-to-month basis.

On November 1, 2011, we entered into a lease for approximately 3,000 square feet of office space in Santa Barbara, California for use by our operating units.  This lease expires on October 31, 2014 with two additional three-year renewal terms available.  The initial rent plus common area charges are $7,157 per month.

Rent expense for 2011 and 2010 was $174,016 and $92,194, respectively.

Contractual obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2011 that are fixed and determinable by year.

					After
	Total	2012	2013	2014	2014
Other debt obligations	$184,163	$184,163	$-	$-	$-
Notes Payable	555,000	555,000	-	-	-
Legal Judgments	90,732	90,732	-	-	-
Rent obligations	1,017,202	389,899	327,740	299,563	-
Total	$1,847,097	$1,219,794	$327,740	$299,563	$-

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

Charles Bearchell, the Company's former Chief Accounting Officer and former Chief Financial Officer of ProElite, resigned from these positions on April 19, 2012.

19.  Segment Information

Events other than ProElite, ProElite and the Stratus Reward program are considered an operating segment pursuant to ASC 280 since each is budgeted separately and results of events other than ProElite, ProElite and the Stratus program are tracked separately to provide the chief operating decision maker information to assess and manage events other than ProElite, ProElite and the Stratus Program.

The characteristics of the Stratus Reward program and ProElite are different than the non-ProElite events, so that operating segment is considered a reporting segment. The events share similar economic characteristics and are aggregated into a reporting segment pursuant to paragraph 17 of ASC 280. All of the events provide entertainment and the logistics and production processes and methods for each event are similar: sponsorship sales, ticket and concession sales, security, stages, public address systems and the like. While the demographic characteristics of the audience can vary by event, all events cater to consumer entertainment.

A summary of results by segments is as follows:

	As of/for the Year ended December 31, 2011					As of/for the Year ended December 31, 2010
	Stratus		Other			Stratus
	Credit Card	ProElite	Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$-	$377	$194	$-	$571	$-	$40	$-	$40
Cost of sales	-	536	1,773	-	2,309	-	210	-	210
Gross margin	-	(159)	(1,579)	-	(1,738)	-	(170)	-	(170)
Deprec. & Amort	45		-	25	70	45	-	5	50
Segment loss	(45)	(159)	(1,579)	(25)	(1,808)	(45)	(170)	(5)	(220)
Operating expenses	-	1,339	-	13,374	14,713	-	-	7,418	7,418
Other expenses	-	-	-	(593)	(593)	-	-	772	772
Net loss	$(45)	$(1,498)	$(1,579)	$(12,806)	$(15,928)	$(45)	$(170)	$(8,195)	$(8,410)

Assets	$1,073	$2,020	$350	$230	$3,673	$1,216	$2,124	$2,235	$5,575
Liabilities	$-	$1,511	$-	$2,251	$3,762	$1,000	$484	$4,071	$5,555

20.     Income taxes

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	December 31,
	2011	2010
Net operating loss carryforward	$14,930,849	$9,807,531
Amortization	(804,586)	(774,682)
Stock option compensation	2,085,269	904,334
Deferred compensation	1,038,571	1,009,369
Deferred state tax	(1,197,400)	(742,052)
Other	707,209	501,926
Valuation allowance	(16,759,912)	(10,706,426)
Net deferred tax asset	$-	$-

The Company had net operating loss carry-forwards (“NOL”) for federal and state income tax purposes of approximately:

	December 31,
	2011	2010
Combined NOL:
Federal	$35,361,835	$23,402,642
California	32,893,951	20,934,758

The net operating loss carry-forwards begin expiring in 2020 and 2021, respectively. The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company recorded a 100% valuation allowance on the deferred tax assets at December 31, 2011 and 2010 because of the uncertainty of their realization.

A reconciliation of the income tax credit computed at the federal statutory rate to that recorded in the financial statements for 2011 and 2010 is as follows

	December 31, 2011		December 31, 2010
Rate reconciliation:
Federal credit at statutory rate	(5,415,468)	186.3%	(2,848,201)	0.0%
State tax, net of Federal benefit	(926,363)	31.9%	(486,478)	0.0%
Change in valuation allowance	6,338,928	-218.1%	2,594,840	0.0%
Other	2,903	-0.1%	739,839	0.0%
Total provision	-	0.0%	0	0.0%

21.     ProElite, Inc.

Effective October 21, 2009, the Company entered into a Strategic Investment Agreement with ProElite, Inc. (“PEI”) pursuant to which PEI sold to the Company, shares of PEI’s Series A Preferred Stock (the “Preferred Shares”). The transaction closed on June 14, 2011. The Preferred Shares are convertible into the Common Stock of PEI. The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares. The purchase price of the Preferred Shares was $2,000,000 which was used by PEI for payment of outstanding liabilities of PEI, general working capital and other corporate purposes and repayment of all amounts due under a note of PEI with respect to advances made to PEI by the Company of $100,000. At the close, all of the previous directors of PEI resigned and the board of directors of PEI consists of two designees of the Company and one designee of PEI. Paul Feller, the Company’s Chief Executive Officer, became PEI’s Chief Executive Officer. Certain present and former key PEI executives continued with PEI. Upon the close of the transaction, the Company recorded goodwill of $2,034,867. The Company also recorded non-controlling interest of $105,263 due to negative equity of PEI at June 30, 2011. The Company has consolidated the balance sheet of PEI as of December 31, 2011. The results of operations of PEI for the six months ended December 31, 2011 have been consolidated into the Company’s results of operations.

The pro forma financial information presented below show the consolidated operations of the Company as if the PEI acquisition had occurred as of January 1, 2010:

	Fiscal Year Ended December 31,
	2011	2010
Revenues	$829,476	$364,689
Gross profit	(1,479,134)	154,296
Loss from operations	(17,232,185)	(8,169,828)
Provision for income taxes	-	-
Net loss	(16,671,702)	(8,942,477)
Basic loss per share	$(0.22)	$(0.15)

22.  Subsequent Events

On January 25, 2012, SMDI issued a promissory note in the principal amount of $1,000,000. This note bears interest at 0.19% with principal and interest due on the earlier to occur 120 days from the date of the note or the receipt by the Company of net proceeds of $1,000,000 from a private placement of the Company’s securities. In consideration of this loan to the Company, the Company issued a five year option to Mr. Blech to purchase from the Company 82,784,000 shares of the Common Stock of ProElite, Inc. (“PEI”) owned by the Company at $0.05 per share. The option shares represent approximately 4.99% of the outstanding shares of PEI after giving effect to the conversion of PEI’s Series A Convertible Preferred Stock owned by the Company, but before the anticipated 1:25 reverse split of the Common Stock of PEI.

On April 4, 2012, SMDI issued a promissory note in the principal amount of $249,999. This note bears interest at an annual rate of 10% with principal and interest due on October 4, 2012. Until the note is paid, the holder has the right to convert some or all of the principal balance of the note into the shares of the Company’s common stock at $0.30 per share.    In consideration of the loan to the Company, the Company issued a five-year option to purchase 833,330 shares of the Company’s common stock at $0.40 per share and a five-year option to purchase from the Company 12,500,000 shares of the Common Stock of ProElite, Inc. (“PEI”) owned by the Company at an exercise price of $0.02 per share. The option shares represent approximately 4.99% of the outstanding shares of PEI after giving effect to the conversion of PEI’s Series A Convertible Preferred Stock owned by the Company, but before the anticipated 1:25 reverse split of the Common Stock of PEI.  All of the underlying shares related to this note carry “piggyback” registration rights.

On May 11, 2012, SMDI issued three promissory notes in the aggregate principal amount of $350,000. These notes bear interest at an annual rate of 10% with principal and interest due on the earlier of November 11, 2012, or the receipt by the Company of $2,000,000 or more of gross proceeds from the sale of equity securities. These notes are secured by the assets of the Company on a pari passu basis with the holders of the Company’s Series E Preferred Stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure based on the following material weaknesses:

1. Lack of segregation of duties and check and balances. Outside of the accounting function, one individual controls every aspect of the Company's operation and is in a position to override any system of internal control.

2. Lack of written controls and procedures, particularly with regard to entering into contracts and commitments by the Company.

3. Use of an accounting software package that lacks a rigorous set of software and change controls.  While this software is a proven industry standard and is in widespread use, it allows one person to make significant changes without oversight or approval.

4.  Until April 2012, the ability of the Company’s principal executive officer to set up and approve wire transfers and internal transfers from the Company’s bank account to the personal bank account of the principal executive officer at the same bank.

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

Management’s Annual Report on Internal Control over Financial Reporting (“ICFR”)

The term ICFR is defined as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management is responsible for establishing and maintaining adequate ICFR as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended.  Management, with the participation of the Chief Executive and Acting Chief Financial Officers, evaluated the effectiveness of the Company’s ICFR as of December 31, 2010.  In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this assessment,  and for the reasons cited above in the section of Disclosure Controls and Procedures, management has concluded that the Company did not maintain effective ICFR as of December 31, 2011 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s ICFR through the date of this report or during the period ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

Item 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth, as of May 17, 2012, the names of, and certain information concerning, our directors:

Name	Age	Position	Director Since	End of Term
Paul Feller	46	Chief Executive Officer and Chairman of the Board	1999	2013
Randall Cross	57	Director	2009	2013
Glenn Golenberg	70	Director	2009	2013
Michael Dunleavy, Sr.	57	Director	2009	2013
Jerry Rubinstein	73	Director	2011	2013

Paul Feller - Mr. Feller has been involved with the management of live entertainment events for over 15 years. He has been the President & CEO of Pro Sports & Entertainment, Inc. since November 1998 and of Stratus since March, 2008. Prior to founding Pro Sports & Entertainment, he served as COO and CEO of PSI, an international live entertainment business which operated sports events in Asia, Europe and North America. Mr. Feller had responsibility for developing PSI’s new markets in China and the US. He negotiated agency rights and agreements with the America’s Cup syndicate, Professional Volleyball Tour, Disney’s Freedom Bowl, Andretti Indy Racing Team, Long Beach Marathon, and both the Vancouver Open and ATP Shanghai Open Tennis Tournaments. As head of PSI’s Asia division, Mr. Feller managed a $35 million revenue operation, developed agreements with STAR Television and China’s CCTV and operated the first international professional soccer tournament in China. He has been a member of the Los Angeles Sports Council, Orange County Sports Council, Asia International Business and Entertainment Association, US Professional Cycling Association, and the UK Professional Cycling Association. Prior to PSI, Mr. Feller was a vice president of marketing and sales with Osborne Computer Corporation and a senior engineer with McDonnell Douglas. He attended Purdue University for mechanical engineering and has taken graduate courses in law at Columbus University School of Law and graduate courses in business at Pepperdine University.

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

Glenn Golenberg - has been engaged in the financial services industry since 1966, Glenn has arranged financings well in excess of $1 billion and has served as a financial advisor in more than two hundred transactions. Glenn is presently a co-founder and Managing Director of Golenberg & Company, a merchant banking firm that invests in and offers financial advisory services to a wide variety of businesses. Founded in 1978, the Los Angeles merchant banking firm of Golenberg & Company also had offices in Cleveland and New York. He is also Managing Director of The Bellwether Group, a merchant bank which provides strategic and financial advisory services to expansion-stage emerging technology and life-science related companies. He is a founding partner of University Equity Capital, a company involved with selective biological discoveries with major universities, as well as a co-founder of K/E MEDICAL CENTERS. He is actively involved with a number of companies, and is a Director of Stratus Media Group, ProElite, Virtual Media and the ASTRUM fund. In addition, Glenn recently joined the Board of Governors of JLTV, “America’s Chosen Network.” He was co-vice chairman of Skyview Capital and is Senior Advisor to Outsource Partners International, Inc. In addition, he has been chairman of numerous operating companies in which he and partners held a controlling interest. In the past, Glenn has served as a Director of numerous publicly and privately held companies. Glenn is a member of the Business Advisory Council at his alma mater, Miami University in Oxford, Ohio, and served on the Graduate Executive Board of the Wharton Graduate School of the University of Pennsylvania, where he received his MBA degree.

He has been appointed to the Board of Governors, the Executive Committee, the Finance Committee and the Investment Committee of Cedars-Sinai Hospital, the Investment and Finance Committees of Wilshire Boulevard Temple, and the board, the Executive and the Finance Committees of the Jewish Community Foundation. Glenn also served on the Executive and Finance Committees of the Jewish Federation and has served as Chairman of the Pension Investment Committee as well as Vice General Chairman of the United Jewish Fund. He was a member of Kennedy Center’s National Committee for the Performing Arts and was Co-Chairman of the Special Gifts Committee of the Music Center in Los Angeles, and is currently Vice Chairman of the International Advisory Board of the Tel Aviv University Recanati Business School, and is a member of the executive committee of the American friends of Tel Aviv university. Glenn is also a member of the executive committee of the America-Israel Friendship League. Mr. Golenberg joined the board in April 2009.

Michael Dunleavy, Sr.- From 2003 until 2010 Mr. Dunleavy was the head coach and from 2008 to 2010 also the general manager of the Los Angeles Clippers. Selected in the sixth round (99th pick overall) by Philadelphia in 1976, Dunleavy played 11 seasons in the NBA with career averages of 8.0 points and 3.9 assists in 438 games for Philadelphia (1976-78), Houston (1978-82), San Antonio (1982-83) and Milwaukee (1983-85, 1988-1990). He began his coaching career as head coach for the Los Angeles Lakers is 1990. He then went on to coaching the Portland Trail Blazers and under his guidance the team matched its second best victory total in Blazers history. Dunleavy earned the 1999 NBA Coach of the Year award. Last season he coached his 1000th career game and won his 500th career game prior to leaving the Los Angeles Clippers. Mr. Dunleavy joined the board in October 2009.

Jerold Rubinstein - Jerold Rubinstein is a member of the board of directors and is the chairman of the audit committee of CKE Restaurants, the parent company of Carl’s jr. Restaurants and Hardees Restaurants. Also he serves as the non-executive chairman of US Global investors Inc., a mutual fund advisory company. In addition to being a director of Stratus Media he serves as chairman of the audit committee. . Mr. Rubinstein has started and sold many companies over the years, including Bel Air Savings and Loan and DMX, a cable and satellite music distribution company. Mr. Rubinstein is both a CPA and attorney. Mr. Rubinstein started and sold XTRA Music Ltd., a satellite and cable music distribution company in Europe. Most recently Mr. Rubinstein consults with and serves on 3 early stage development companies. Mr. Rubinstein is both a CPA and attorney. Mr. Rubinstein joined the board in 2011.

Executive Officers

The following table sets forth, as of May 17, 2012, the name of, and certain information concerning, our executive officers other than Mr. Feller, none of whom serve on the board of directors:

Name	Age	Position
John Moynahan	54	Senior Vice President and Chief Financial Officer

William Kelly	47	Senior Vice President and Chief Operating Officer

John Moynahan - With over 32 years of business experience, Mr. Moynahan has been a treasurer for four years and CFO for 18 years of publicly-traded companies ranging from development stage to a billion dollars in annual revenues. During this span, Mr. Moynahan has been responsible for SEC reporting and compliance, successfully executing an IPO, completing over $500 million in debt financings, over $120 million in equity financings, and investigating and closing acquisitions with companies such as Fisher Scientific Group, Card Systems Solutions, Inc., Innovative Technology Applications, Inc., and Xybernaut Corporation. Mr. Moynahan joined the Company in 2008 and prior to that time was Senior Vice President and Chief Financial Officer of Who’s Your Daddy, Inc. from May 2007 to September 2008, Senior Vice President and Chief Financial Officer of Xybernaut Corporation from 1999 to 2004 and from 2005 to 2006, and the Vice President of Finance and Corporate Development of Innovative Technology Application Inc. from 2004 to 2005. Mr. Moynahan began his career in the New York City office of Ernst & Young in 1979. He received a B.A. from Colgate University, where he was elected to the Phi Beta Kappa honor society, an M.B.A from New York University and a C.P.A. from New York State. Mr. Moynahan is also a co-inventor on five issued U.S. patents and over 100 corresponding international patents.

William Kelly - Mr. Kelly joined Stratus in 2010, bringing over twenty years of entertainment and media operations and management experience. Mr. Kelly was the chief operating officer for ProElite, Inc. from 2006 to 2008. From 2008 to 2010, Mr. Kelly was Managing Director of Multichannel Markets Asia. Prior to that time, Mr. Kelly Co-founded Television Korea 24 Inc. (tvk24) in 2003, where he served as Chief Operating Officer. In 2001, Mr. Kelly joined the Extreme Sports Channel as Chief Operating Officer International. Prior to Extreme Sports Channel, Mr. Kelly was Vice President and Head of International for NBC Internet (San Francisco), Vice President of CNBC Asia (Singapore), President of Turner Broadcasting International (Tokyo), and held positions with the Long Term Credit Bank of Japan (Tokyo) and Allied Irish Banks (Ireland). Mr. Kelly is a graduate of Castleknock College Dublin, speaks several languages and holds various certificates in banking and international business. He is a native of Ireland.

Family Relationships

Other than Mr. Feller serving as chairman of the board and chief executive officer, there are no family relationships among the directors and officers.

Term of Office

Our directors and officers hold office until the earlier of their death, resignation, removal or the end of their stated term.

The Board of Directors and Committees

The Board is responsible for the supervision of the overall affairs of the Company. The Board met 6 times during the year ended December 31, 2012.

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

To the best of our knowledge no delinquencies have occurred for any officers or directors of the Company.

Code of Ethics

We have not adopted a Code of Ethics that is applicable to our directors and our employees, but we intend to do so within the next year.

The Board of Directors and Committees

The Board is responsible for the supervision of the overall affairs of the Company. The Board met 6 times during the year ended December 31, 2011.

Audit Committee

The Audit Committee’s responsibilities include, but are not limited to, the following:

•	appointing, evaluating and retaining the independent registered public accounting firm,

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and disclosures,

•	discussing our systems of internal control over financial reporting, and

•	meeting separately with the independent registered public accounting firm.

The audit committee was reestablished during 2009 and met five times during 2011.  The committee currently consists of Jerry Rubinstein, who is the Chairman and who the Company believes qualifies as a financial expert; Glenn Golenberg, who the Company also believes qualifies as a financial expert; and Michael Dunleavy, Sr.

Compensation Committee

The compensation committee was inactive in 2009 and 2010, but was reestablished during 2011. The Compensation Committee will administer the Company’s compensation and benefit plans, in particular, the incentive compensation and equity-based plans, and will approve salaries, bonuses, and other compensation arrangements and policies for the Company’s officers, including the Chief Executive Officer. The Compensation Committee consists of Messrs. Golenberg and Rubenstein.

ITEM 11.  EXECUTIVE COMPENSATION

Overview of Executive Compensation Program

Until the Compensation Committee is established, the board of directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The board seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Executive Compensation

The following table sets forth information concerning the compensation earned by our Executive Officers during fiscal 2011 and 2010:

Name and Principal Position	Year	Salary		Bonus	Stock Awards (shares)		Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Paul Feller, Chief	2011	$240,000	(a)	$-	-		$-	$-	$240,000
Executive Officer and Chairman of the Board	2010	$240,000	(a)	$-	-		$-	$-	$240,000

William Kelly. Chief	2011	$240,000	(b)				$-	$-	$240,000
Operating Officer	2010	$207,692	(b)		1,200,000	(d)	$-	$-	$207,692

John Moynahan,	2011	$220,000							$220,000
Chief Financial Officer	2010	$220,000			1,860,000	(e)			$220,000

(a)	Accrued but unpaid and accumulated in deferred salary
(b)	Mr. Kelly started his employment on February 22, 2010, so there was no salary in 2009 and 2010 is prorated
(c)	Mr. Moynahan started his employment on November 1, 2010 but provided services as a consultant prior to that date
(d)	Consists of stock options with a five-year life, a $ 0.54 strike price and subject to a vesting schedule
(e)	Consists of 1,560,000 stock options with a five-year life, a $ 0.54 strike price, subject to a vesting schedule, and a grant of 300,000 shares of restricted stock

We have an Employment Agreement (“Agreement”), dated January 1, 2007, with Paul Feller that is effective until January 1, 2013. This Agreement requires us to offer a non-qualified stock option to purchase 10% of the fully diluted shares of our capital stock issued and outstanding on January 1, 2007, the effective date of the Agreement. The stock option has a term of five years at an exercise price of $0.14 per share for 4,862,894 shares, vested immediately on the date of the agreement and is not assignable. This option expired on January 1, 2012. This stock option is subject to a customary anti-dilution provision with respect to any stock splits, mergers, reorganizations and other such events, but does not contain any: conditions as to exercisability; tandem features; reload features; tax-reimbursement features; or any provision that could cause the exercise price to be lowered. The length of this Agreement is six years from the effective date unless the employment is terminated for another cause. During the duration of this Agreement, the Chief Executive Officer is entitled to an annual salary of $240,000 and a bonus of $250,000 in the event a Valuing Event causes us to be valued in excess of $100,000,000 and an additional bonus of $500,000 in the event a Valuing Event causes us to be valued in excess of $500,000,000. Pursuant to a written modification of this agreement on October 30, 2009, Mr. Feller agreed the Valuing Event could only occur after January 1, 2010 and waived any right to claim a bonus related to a Valuing Event prior to January 1, 2010. Mr. Feller also waived any right to claim a bonus for the period through June 30, 2011. For the years ended December 31, 2009 and December 31, 2008, no bonuses have been paid by us in relation to this Agreement.

On February 22, 2010, we entered into an employment contract with William Kelly, the Company’s Senior Vice President and Chief Operating Officer, and the Chief Operating Officer of ProElite, Inc., that is effective until February 22, 2013. Under the agreement, Mr. Kelly will receive an annual salary of $240,000 and shall be eligible for bonuses based on objectives established by our board of directors and Mr. Kelly’s performance against those objectives. The proposed agreement further provides that Mr. Kelly will receive a grant of options to purchase 1,200,000 shares of the Company’s common stock, with a five-year life, a strike price of $ 0.54 the following vesting schedule: 396,000 shares vest immediately, 396,000 shares vest on October 1, 2010 and 408,000 shares will vest on October 1, 2011. Such options shall terminate forty-five (45) days after the Executive’s employment with us is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above shall be subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events. In connection with Mr. Kelly’s employment, we assumed a promissory note of $231,525 formerly owed to Mr. Kelly by ProElite, Inc. and agreed to pay, and did pay a portion of, the promissory note in the amount of $121,525 upon the closing of the acquisition of ProElite by us, and agreed to pay the balance as follows: $55,000 90 days after the closing of the acquisition, $55,000 180 days after the closing of the acquisition.

On November 1, 2010, we entered into an employment agreement with John Moynahan, who had been providing accounting and financial services to us as a consultant. Under the agreement, Mr. Moynahan will receive an annual salary of $220,000 and will be eligible for bonuses based on objectives established by our board of directors and Mr. Moynahan’s performance against those objectives, with the bonus in the first year of the agreement to be not less than $50,000. Under this agreement, Mr. Moynahan will receive a grant of 300,000 shares and a five-year stock option grant to purchase 1,560,000 shares of common stock at $ 0.54 per share, with 1,040,000 shares that vested upon the signing of the agreement and 520,000 shares that will vest on September 1, 2011. Such options shall terminate forty-five (45) days after the Executive’s employment with us is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above shall be subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events. In addition, in this employment agreement we agreed to repay approximately $127,000 in amounts due to Mr. Moynahan under his consulting agreement, of which $77,126 has been paid to date.

During 2011, we modified options granted to employees with strike prices ranging from $2.00 to 3.50, such that the strike price was $0.54.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information relating to unexercised and outstanding options for each named executive officer as of December 31, 2010. No other equity awards otherwise reportable in this table had been granted to any of our executive officers as of that date.

Name	Outstanding Options	Unexercised Options that are Exercisable	Option Exercise Price	Option Expiration Date

William Kelly, Chief Operating Officer	1,200,000	1,200,000	$0.54	2/22/2015

John Moynahan, Chief Financial Officer	1,560,000	1,560,000	$0.54	11/1/2015

Employment Agreements

Future minimum payments under the employment agreements with Paul Feller, William Kelly and John Moynahan are as follows:

Years Ending December 31,	Amount
2012	$670,809
2013	40,615
2014	-
$1,497,924

Option Plans

The Company is intending to adopt, but has not yet completed, its Stock Compensation Program (the “Stock Compensation Program”).  This program is intended to provide key employees, vendors, directors, consultants and other key contributors to Company growth an opportunity to participate in the Company’s success.  It is estimated that 15% of total shares outstanding will be authorized in options and reserved for this program.  Awards under the program may be made in the form of incentive stock options, nonqualified stock options, restricted shares, rights to purchase shares under an employee stock plan, grants of options to non-employee directors, and or other specified stock rights as defined under the plan.  Subject to Shareholder approval, the Company plans to adopt a new stock option plan in 2012.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of May 15, 2012 regarding compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	7,306,958	$0.54	-
Total	7,306,958	$0.54	-

The above-referenced stock option grants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to us by the recipients.

Director Compensation

Board of Directors Compensation:

No cash compensation was paid to board members in 2010. Board members receive a grant of 450,000 options upon joining the Board that vest monthly over a 36-month period. Effective July 1, 2011, each board member is entitled to an annual payment of $50,000, with the chairman of the audit committee receiving an additional $100,000 per annum and the chairman of the compensation committee receiving an additional $50,000 per annum. Mr. Rubinstein received a grant of 450,000 shares of restricted common stock that vest over a 36 month period and an additional grant of 450,000 shares of restricted common stock as chairman of the audit committee that vest over a 36 month period. Mr. Golenberg received a grant of 450,000 shares of restricted common stock that vests over a 36 month period as chairman of the compensation committee. On December 28, 2010, the Board of Directors elected to cancel a total of 1,550,000 options granted to Messrs. Cross and Dunleavy and Golenberg in 2009 for board service and to Mr. Golenberg in 2009 and 2010 as chairman of the audit committee, and replace those options with grants of 540,833 shares of restricted stock equal to 50% of the number of vested options as of July 1, 2011. These grants vest one-third on January 1, 2012, one-third on January 1, 2013 and one-third on January 1, 2014. Pursuant to these grants, Mr. Cross received a grant of 162,500 shares of restricted stock, of which 54,167 shares vested on January 1, 2012; Mr. Dunleavy received a grant of 130,000 shares of restricted stock, of which 43,333 shares vested on January 1, 2012; and Mr. Golenberg received a grant of 248,333 shares of restricted stock, of which 82,778 shares vested on January 1, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 15, 2012, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors,  executive officers, beneficial owners known by the Company of more than five percent of the outstanding shares of our Common Stock and by our directors and executive officers as a group. Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended does not necessarily indicate ownership for any other purpose, and generally includes voting or investment power with respect to the shares and shares which such person has the right to acquire within 60 days of May 15, 2012.

	Title of Class	Amount and Nature of Beneficial Ownership (b)		Percent of Class (c)
5% Stockholders:
River Charitable Remainder Unitrust, West Charitable Remainder Unitrust, Liberty Charitable Remainder Trust	Common	40,625,000	(d)	31.5%
Ralph Feller	Common	9,405,000		10.7%

Directors and Executive Officers:
Paul Feller, Chief Executive Officer and Chairman of the Board of Directors	Common	26,416,341	(e)	30.0%
Randall Cross, Director	Common	129,167	(f)	0.1%
Michael Dunleavy, Sr., Director	Common	118,333	(g)	0.1%
Glenn Golenberg, Director and Chairman of the Compensation Committee	Common	410,778	(h)	0.5%

Jerry Rubinstein, Director and Chairman of the Audit Committee	Common	225,000	(i)	0.3%
William Kelly, Chief Operating Officer	Common	1,200,000	(j)	1.3%
John Moynahan, Chief Financial Officer	Common	1,860,000	(k)	2.1%
All Current Directors and Executive Officers as a Group (6 Persons)		30,359,619		34.4%
____________________________________
(a)  The address for each Beneficial Owner is c/o Stratus Media Group, Inc., 3 E. De La Guerra St., Santa Barbara, CA 93101.
(b)  The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.
(c)  Based on 88,157,055 shares outstanding as of December 30, 2011.
(d)  As described in the Schedule 13D filed on June 1,2011, this amount consists of (a) 1,250,000 shares of Common Stock issuable upon conversion of the Series E Preferred Stock, 1,250,000 shares of Common Stock issuable upon exercise of the A Warrants and 625,000 shares of Common Stock issuable upon exercise of the B Warrants, all owned by River Charitable Remainder Unitrust; (b) 7,500,000 shares of Common Stockissuable upon conversion of the Series E Preferred Stock, 7,500,000 shares of Common Stock issuable upon exercise of the A Warrants, and 3,750,000 shares of Common Stock issuable upon exercise of the B Warrants, all owned by West Charitable Remainder Unittrust; and (c) 7,500,000 shares of Common Stock issuable upon conversion of the Series E Preferred Stock, 7,500,000 shares of Common Stock issuable upon exercise of the A Warrants, and 3,750,000 shares issuable upon exercise of the B Warrants, all owned by Liberty Charitable Remainder Trust.  Mr. Blech is the sole trustree of each of the Trusts and has the sole voting and dispositive power of each of the trusts.  Mr. Blech disclaims beneficial ownership of the Common Stock owned by each of the Trusts except to the extent of his pecuniary interest therein. This amount does not include 1,250,000 shares of Common Stock issuable upon conversion of the Series E Preferred Stock, 1,250,000 shares of Common Stock issuable upon exercise of the A Warrants, and 625,000 shares of Common Stock issuable upon exercise of the B Warrants, all owned by Miriam Blech, Mr. Blech's wife. Mr. Blech disclaims beneficial ownership of the shares owned by Ms. Blech and Ms. Blech disclaims beneficial ownership of the shares  owned by Mr. Blech and the Trusts.
(e)  Includes 26,716,341 shares held directly.
(f)  Includes 54,167 vested shares of a restricted stock grant of 162,500 shares related to board service prior to July 1, 2011 and 75,000 vested shares of a restricted stock grant of 450,000 related to board service after July 1, 2011.  Each restricted stock grant vests over three years.
(g)  Includes 43,333 vested shares of a restricted stock grant of 130,000 shares related to board service prior to July 1, 2011 and 75,000 vested shares of a restricted stock grant of 450,000 related to board service after July 1, 2011.  Each restricted stock grant vests over three years.
(h)  Includes 82,778 vested shares of a restricted stock grant of 248,333 shares related to board service prior to July 1, 2011 and 150,000 vested shares of a restricted stock grant of 900,000 related to board service and chairman of compensation committee after July 1, 2011.  Each restricted stock grant vests over three years.
(i)  Includes 225,000 vested shares of a restricted stock grant of 900,000 shares related to board service and chairman of the audit committee beginning April 7, 2011.
(j)  Represents vested portion of options issued pursuant to employment agreement.
(k)  Consists of 1,560,000 vested options and restricted stock of 300,000.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current, independent registered public accounting firms, for the years ended 2011 and 2010 are as follows:

	2011	2010
Annual audit and quarterly review fees	$98,300	$90,100
Tax Fees	$-	$-

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

Exhibit No.	Exhibit Description

3.1	Restated Articles of Incorporation of Titan (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

3.2	By-Laws of Titan as amended and restated on September 10, 1999 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.1	Specimen of Common Stock Certificate (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

4.2	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.3	Warrant issued to Advantage Fund II Ltd., dated September 17, 1999 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.4	Warrant issued to Koch Investment Group Limited, dated September 17, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.5	Warrant issued to Reedland Capital Partners, dated September 17, 1999 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).

4.6	Warrant issued to Mr. Richard Cohn, dated September 17, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).

4.7	Warrant issued to Intellect Capital Corp., dated September 17, 1999 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement filed on October 15, 1999).

4.8	Registration Rights Agreement with Advantage Fund II Ltd., dated September 15, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.9	Registration Rights Agreement with Koch Investment Group Limited, dated September 15, 1999 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.10	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.11	Warrant issued to Advantage Fund II Ltd., dated March 9, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.12	Warrant issued to Koch Investment Group Limited, dated March 9, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.13	Warrant issued to Reedland Capital Partners, dated March 9, 2000 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 Registration Statement filed on March 24, 2000).

4.14	Registration Rights Agreement with Advantage Fund II Ltd., dated March 7, 2000 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.15	Registration Rights Agreement with Koch Investment Group Limited, dated March 7, 2000 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed March 24, 2000).

4.16	Certificate of Designations of the Series C Convertible Preferred Stock

10.1	Subscription Agreement with Advantage Fund II Ltd., dated as of September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).

10.2	Subscription Agreement with Koch Investment Group Limited, dated as of September 15, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 1999).

10.3	Modification and Partial Payment Agreement with Oxford International Management dated April 13, 2000

10.4	Subscription Agreement with Advantage Fund II Ltd., dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).

10.5	Subscription Agreement with Koch Investment Group Limited, dated as of March 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2000).

10.6	1997 Stock Option and Incentive Plan of Titan (Incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

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

10.66	Michael Dunleavy, Sr. joins the board of Stratus Media Group, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 22, 2009

10.67	Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated October 9, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2009).

10.68	Amendment to Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated January 11, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2010).

10.69	Amendment to Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated November 30, 2010

31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2*	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 21, 2012.

STRATUS MEDIA GROUP, INC. By: /s/ Paul Feller Paul Feller Chief Executive Officer Principal Executive Officer By: /s/ John Moynahan John Moynahan Chief Financial Officer Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of May 21, 2012.

/s/ Paul Feller
Paul Feller
Director and Chairman of the Board

/s/ Jerold Rubinstein
Jerold Rubinstein
Director and Chairman of the Audit Committee

/s/ Glenn Golenberg
Glenn Golenberg
Director and Chairman of the Compensation Committee

/s/ Randall Cross
Randall Cross
Director

/s/ Michael Dunleavy, Sr.
Michael Dunleavy, Sr.
Director