Form 10-Q
period 2012-03-31
Stratus Media Group, Inc
filed 2012-05-21
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

STRATUS MEDIA GROUP, INC.
FORM 10-Q
MARCH 31, 2012
(Unaudited)

PART I — FINANCIAL INFORMATION ITEM I — FINANCIAL STATEMENTS
STRATUS MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash and equivalents	$13,172	$98,449
Deposits and prepaid expenses	83,714	87,502
Total current assets	96,886	185,951

Property and equipment, net	68,255	78,135
Goodwill and intangible assets	3,359,466	3,359,466
Acquisition deposit	50,000	50,000
Total assets	$3,574,607	$3,673,552

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,006,726	$789,021
Deferred salary	188,963
Accrued interest	842,886	716,718
Other accrued expenses and other liabilities	1,413,789	1,541,315
Loans payable to officers and a director	113,163	184,163
Notes payable	2,203,000	555,000
Total current liabilities	5,768,527	3,786,217

Commitments and contingencies

Equity
Series C 10% Preferred stock, $0.001 par value: 1,000,000 shares authorized 0 shares issued and outstanding at 2012 and 2011	--	--
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized 18,999 and 18,999 shares issued and outstanding at 2012 and 2011	19	19
Series E 5% Preferred Stock, $0.0011 par value, 10,000 shares Authorized, 8,700 and 8,700 shares outstanding at 2012 and 2011	9	9
Common stock, $0.001 par value: 200,000,000 shares authorized 88,157,055 and 88,157,055 shares issued and outstanding at 2012 and 201,	88,157	88,517
Additional paid-in capital	42,315,939	41,893,380
Accumulated deficit	(44,541,282)	(42,053,664)
Total Stratus Stockholders' deficit	(2,137,158)	(72,099)
Non-Controlling interest	(56,762)	(40,566)
Total deficit	(2,193,920)	(112,665)
Total liabilities and shareholders’ deficit	$3,574,607	$3,673,552

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net revenues	$159,542	$-
Cost of revenues	228,502
Gross loss	(68,960)

Operating expenses
General and administrative	1,462,687	879,780
Warrant and options	240,236	501,126
Legal and professional services	570,405	280,090
Depreciation and amortization	9,880	13,379
Total operating expenses	2,283,208	1,674,375

Loss from operations	(2352,168)	(1,674,375)

Other expenses
Other expense	-	3,190
Interest expense	126,573	36,813
Total other expenses	126,573	40,003

Net loss	$(2,478,742)	$(1,714,378)

Basic and diluted loss per share	$(0.03)	$(0.03)

Basic and diluted weighted- average common shares	88,157,055	64,220,069

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(2,478,742)	$(1,714,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,880	13,379
Non-cash expense for warrants and options	240,236	501,126
Stock issued for services	-	-
Stock issued to settle legal dispute	-	-
Increase / (decrease) in:
Deposits and prepaid expenses	3,788	(63,905)
Accounts payable	190,578	(150,200)
Deferred salary	188,963	68,303
Accrued interest	126,573	36,812
Other accrued expenses and other liabilities	(127,526)	436,269
Net cash used in operating activities	(1,846,249)	(572,194)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Bank overdraft		(102,194)
Payments on loans payable to officers and a director	(71,000)	-
Proceeds from notes payable	1,831,972	-
Proceeds from issuance of preferred stock		270,000
Proceeds from issuance of common stock	-	200,000
Net cash provided by financing activities	1,760,972	572,194

Net change in cash and equivalents	(85,277)	-

Cash and equivalents, beginning of period	98,449	-

Cash and equivalents, end of period	$13,172	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$-	$198,980

See accompanying notes to financial statements.

STRATUS MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED) and DECEMBER 31, 2011

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

2.  Going Concern

The Company has suffered losses from operations and without additional capital, currently lacks liquidity to meet its current obligations.  The Company had a net loss for 2011 of $15,837,168 and a net loss of $2,478,742 for the three months ended March 31, 2012.  As of March 31, 2012, the Company had negative working capital of $5,671,641 and accumulated deficit of $44,541,282.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.  .

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

3.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited balance sheet at March 31, 2012 consolidates the accounts of PEI.  All significant intercompany balances were eliminated in consolidation.

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

Accounts Receivable

Accounts receivable arise principally from royalties from television networks for pay-per-view presentations.

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

Goodwill and Intangible Assets

Intangible assets consist of goodwill from certain events and the Stratus White Visa Card we acquired. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 142  Goodwill and Other Intangible Assets , codified in FASB ASC Topic 350, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

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

The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year.  Between valuations, the Company conducts additional tests if circumstances warrant such testing.  For example, if the Company was unable to secure the services of any sponsoring banks, the Company would then undergo a thorough valuation of the intangible assets related to its Stratus White Visa Card program.

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

If the Company determines the discount factor for cash flows should be increased, or the event will not be able to begin operations when planned, it is possible the amounts for the intangible assets currently on the balance sheet could be reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $3,359,466.

The Company believes that Core Tour and Maui Music Festival are most at risk for additional impairment charges in the future because the fair value for each event is less than 200% of its book value.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for 2011 or the three months ended March 31, 2012.

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the three months ended March 31, 2012 or 2011, as they are antidilutive to loss per share.

Stock-Based Compensation

We followed SFAS No. 123R, Share Based Payment (SFAS No. 123R), codified in FASB ASC Topic 718, using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with the provisions of FASB ASC Topic 718.

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

 4.  Litigation

In March 2011, four of our shareholders filed an action in Superior Court of California, in Santa Barbara County (lead plaintiff is Howell Douglas Wood (“Wood”)), against us, our Chief Executive Officer and Chief Financial Officer and its outside directors. The complaint alleges violations of the California Corporations Code relating to the issuance of securities to the plaintiffs, fraud, breach of fiduciary duty, breach of contract, and breach of the covenant of good faith and fair dealing relating to the handling of requests by the plaintiffs to sell their shares. The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. We believe that the claims are without merit and have been aggressively defending the action. The company has filed a demurrer to the operative complaint (which is the second amended complaint), and no trial date has been set.

In November 2011, 12 additional shareholders filed an action in Superior Court of California, in Santa Barbara County (lead plaintiff is Jeffrey Tuttle), against us, our Chief Executive Officer and Chief Financial Officer and its outside directors. This complaint was filed by the same law firms as the Wood complaint, and is similar to the Wood complaint.  As with the Wood complaint, the Tuttle complaint alleges violations of the California Corporations Code relating to the issuance of securities to the plaintiffs, fraud, breach of fiduciary duty, breach of contract, and breach of the covenant of good faith and fair dealing relating to the handling of requests by the plaintiffs to sell their shares. The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. We believe that the claims are without merit and have been aggressively defending the action. The Company filed a demurrer to the operative complaint (which is the first amended complaint), and no trial date has been set.

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

In February 2012, Maverick Apparel Printing, LLC, filed a lawsuit against the Company for alleged breach of a contract for the provision of goods, and seek $25,694, plus interest, fees and costs.  The Company filed an answer to the complaint.  A case management conference is set for June 2012, at which point the trial court may set a trial date.

In April 2012, Ned Sands filed a lawsuit against the Company for alleged discrimination based on religion and age in an employee termination, as well as fraud in inducing him to join the company.  The Company has not yet been required to respond to the complaint.  A case management conference is set for August 2012, when the trial court may set a trial date.

 5.  Acquisition of Stratus White Visa Card

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

6.  Property and Equipment

Property and equipment were as follows:

	March 31,	December 31,
	2012	2011
Computers and peripherals	$97,660	$97,660
Office Machines	49,370	49,370
Furniture and fixtures	79,484	79,484
	226,514	226,514
Less accumulated depreciation	(158,259)	(148,379)
	$68,255	$78,135

For the three months ended March 31, 2012 and 2011, depreciation expense was $9,880 and $2,027, respectively.

7.  Goodwill and Intangible assets

Goodwill and intangible assets of the Company were as follows:

	March 31,	December 31,
	2012	2011
Intangible Assets
Events
Beverly Hills Concours	$2,500	$2,500
Santa Barbara Concours d'Elegance	53,000	53,000
Cour Tour/Action Sports Tour	100,000	100,000
Freedom Bowl	190,000	190,000
Maui Music Festival	5,000	5,000
Total - Events	350,000	350,000

Goodwill
ProElite	1,935,621	1,935,621
Stratus Visa White Card	1,073,345	1,073,345
Total Goodwill	3,008,966	3,008,966
Total Goodwill and Intangible Assets	$3,359,466	$3,359,466

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

8.  Accrued liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2012	2011

Professional fees	$519,767	$494,767
Accrued legal judgments	90,732	90,732
Consultant fees	210,627	227,178
Payroll related	487,877	640,208
Other	104,786	64,108
	$1,413,789	$1,516,993

9.  Loans payable to officers and a director

The Loans Payable to officers and directors are as follows:

	March 31	December 31,
	2012	2011

President and director, interest at 9.5%	$7,919	$78,919
An officer, non-interest bearing	50,244	50,244
An officer, interest at 5.0% if not repaid on timely basis	55,000	55,000
	$113,163	$184,163

In connection with the employment agreement for its Senior Vice President and Chief Operating Officer, the Company assumed a promissory note of $231,525 formerly owed to him by ProElite, Inc. and agreed to pay the promissory note with $121,525 payable to him upon the closing of the acquisition of ProElite by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition.  Any unpaid amounts after 180 days following the closing of the acquisition will bear interest at 5% per annum at the election of the officer.  The balance is now due.

10.  Notes payable

	March 31,	December 31
	2012	2011

Notes payable from ProElite to various individuals dated October 20, 2011 with maturity of July 20, 2012, convertible into common stock of ProElite, Inc. at the noteholders' election	$1,063,000	$415,000

Note payable to a shareholder upon completion of $5,000,000 in funding	1,000,000

To shareholder (unsecured), dated January 14, 2005, with maturity of May 14, 2005The principal amount and accrued interest were payable on May 14, 2005, plus interest at 10%. This note is currently in default.	70,000	70,000

To shareholder (unsecured), dated February 1, 2005, with maturity of June 1, 2005.  The principal amount and accrued interest were payable on June 1, 2005 plus interest at 10%.  This note is currently in default.

	10,000	10,000
To non-shareholder (unsecured). Payable on demand and does not bear interest	60,000	60,000

Total	$2,203,000	$555,000

11.  Shareholders’ Deficit

Series C 10% Preferred Stock

During 2010, the Company issued 18,365 shares of Series C 10% Preferred Stock (“Series C”) for $454,799.  Each share of Series C sold for $30, can be converted at any time into 20 shares of common stock and has voting rights of 20 shares of common stock.  In connection with the issuance of Series C, the Company issued 124,990 warrants with a life of five years to purchase a share of common stock for $2.00 per share.  The Series C has liquidation preference over common stock at a liquidation value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31of each year that the Series C is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series C automatically convert into 20 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series C are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

Since the Series C contains an embedded conversion feature, the Company performed an analysis of the Series C under ASC 815 “Derivatives and Hedging.”  This analysis determined that the embedded conversion feature was not required to be bifurcated and accounted separately from the Series C because the economic risks and characteristics of the embedded conversion feature were clearly and closely related to the economic risks and characteristics of the host contract Series C, namely the risks of the common stock.  The value of the beneficial conversion feature (“BCF”) was $26,945, which was charged to equity at the time of issuance and was not included in the calculation of earnings per share.  The BCF was calculated as the difference of the fair value of the conversion price and the intrinsic value of the preferred shares.

The Series C contains a share adjustment provision that provides for additional shares to be issued if the 30-day volume weighted average price of the Company’s common stock (“VWAP”) is between $1.00 and $2.00 180 days after the purchase of Series C.  If the VWAP is above $2.00, no action is taken.  If the VWAP is between $1.00 to $2.00, additional shares are issued to the holder such that the total of the number of common shares issuable upon conversion, which is the number of Series C shares times 20 (“Conversion Shares”), plus the additional shares together equals the VWAP price equals the Conversion Shares times $2.00.  If the VWAP is below $1.00 the number of additional shares are calculated as if the price were $1.00, not the actual VWAP.  Once this 180-day period passes and the Company has issued the appropriate shares, if any, then Price Protection provisions of this Agreement will expire and the Company will be completely released from any future claims by the Purchaser related to this share adjustment provision.

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

As of December 31, 2011, all Series C Preferred Stock had been converted into common stock.

Series D 10% Preferred Stock

During 2010, the Company issued 5,700 shares of Series D 10% Preferred Stock (“Series D”) for $170,921.  Each share of Series C sold for $30, can be converted at any time into 60 shares of common stock and has voting rights of 60 shares of common stock.  In connection with the issuance of Series D, the Company issued warrants to purchase 179,970 shares of common stock.  The warrants have a life of five years to purchase a share of common stock for $1.00.  The Series D has liquidation preference over common stock at a liquidation value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31 of each year that the Series D is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series D automatically convert into 60 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series D are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

Since the Series D contains an embedded conversion feature, the Company performed an analysis of the Series C under ASC 815 “Derivatives and Hedging.”  This analysis determined that the embedded conversion feature was not required to be bifurcated and accounted separately from the Series D because the economic risks and characteristics of the embedded conversion feature were clearly and closely related to the economic risks and characteristics of the host contract Series D, namely the risks of the common stock.  The value of the BCF was $26,945 which was charged to equity at the time of issuance and was not included in the calculation of earnings per share.  The BCF was calculated as the difference of the fair value of the conversion price and the intrinsic value of the preferred shares.

The Series D contains a share adjustment provision that provides for additional shares to be issued if the thirty-day volume weighted average price of the Company’s common stock (“VWAP”) is between $0.50 and $1.00 180 days after the purchase of Series D.  If the VWAP is above $1.00, no action is taken.  If the VWAP is between $0.50 to $1.00, additional shares are issued to the holder such that the total of the number of common shares issuable upon conversion, which is the number of Series D shares times 60 (“Conversion Shares”), plus the additional shares together equals the VWAP price equals the Conversion Shares times $1.00.  If the VWAP is below $0.50 the number of additional shares are calculated as if the price were $0.50, not the actual VWAP.  Once this 180-day period passes and the Company has issued the appropriate shares, if any, then Price Protection provisions of this Agreement will expire and the Company will be completely released from any future claims by the Purchaser related to this share adjustment provision.  The price protection provisions have expired.

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

As of March 31, 2012 and December 31, 2011, 18,999 shares of Series D Preferred Stock were outstanding.

Series E 5% Preferred Stock

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold the Investors 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the “Preferred Shares”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for a purchase price of $1,000 per share, or $8,700,000 in the aggregate.

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

Pursuant to the Certificate, the Preferred Shares bear a dividend of 5%, payable quarterly in cash, or, if the dividend shares are registered for resale, in shares of the Company’s Common Stock. The effective conversion rate for the Preferred Shares is $0.40 per share of Common Stock, subject to full ratchet anti-dilution protection. The Preferred Shares have voting rights on an as-converted to Common Stock basis, with the Investors (subject to certain exceptions) having the right to elect two members to the Company’s Board of Directors (“BOD”) for so long as at least 50% of the total number of Preferred Shares purchased pursuant to the Purchase Agreement are outstanding, and the right to elect one member to the Company’s BOD for so long as least 25% but less than 50% of the total number of Preferred Shares issued pursuant to the Purchase Agreement are outstanding. The Company is required to redeem any unconverted Preferred Shares on the fifth anniversary of the date of first issuance of the Preferred Shares, and has the right to require conversion at any time if the average daily trading value for any 20 consecutive trading days exceeds $250,000 and the weighted average price per share is at least $2.50 for each of those 20 consecutive trading days.

To secure the Company’s obligation to redeem the Preferred Shares, the Company entered into a Security Agreement dated May 24, 2011, pursuant to which the Company agreed to grant the holders of the Preferred Shares a first priority security interest in all of its assets.

The Company agreed to file a registration statement with the SEC covering the resale of the shares (a) issuable upon conversion of the Preferred Shares or exercise of the Warrants, (b) issued as dividends payable in shares of Common Stock pursuant to the Certificate, and (c) issuable upon exercise of the Placement Agent Warrants. Upon the occurrence of certain events set forth in the Purchase Agreement, including the failure to timely file the registration statement or have the registration statement timely declared effective, the Company will pay to the Investors cash of 1% of the aggregate purchase price of the Series E Preferred Stock and Warrants for each 30-day period during such default; provided, however, that the payments will not exceed 10% of the aggregate purchase price.

Common Stock

During the quarter ended March 31, 2012, the Company did not raise funds from the issuance of common stock.

Stock Options

During the three months ended March 31, 2012, the Company did not issue options, cancel options or experience options exercises..

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding	Range of Exercise Prices	Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Average Remaining Life in Years	Weighted Average Exercise Price

As of December 31, 2010	10,269,852	$0.14 - $3.50	2.4	$0.94	8,512,684	2.0	$0.94
Cancelled	(3,110,000)	-	-	-	-	-	-
Granted	5,010,000	$0.54	5.0	$0.54	3,355,000	5.0	$0.54
As of March 31, 2012 and December 31, 2011	12,169,852	$0.14 - $3.50	3.2	$0.49	11,867,684	3.2	$0.40

Warrants

During the three months ended March 31, 2012, the Company did not issue additional warrants.

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
	Warrants Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average ExercisePrice	Warrants Exercisable	Weighted Average Exercise Price
As of December 31, 2011	55,181,959	$0.65 - 2.00	4.2	$0.78	55,181,989	$0.78
Forfeited	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Granted	-	$-	-	-	-	-
As of March 31, 2012	55,181,959	$0.65 - $2.00	4.0	$0.78	55,181,959	$0.78

12.  Commitments and contingencies

Office space rental

On May 1, 2009, the Company entered into a lease for approximately 1,800 square feet of office space in Santa Barbara, California for use as its executive offices.  This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month.

On August 1, 2011, we entered into a lease for approximately 7,000 square feet of office space in Los Angeles, California.  The lease continues through November 30, 2014.  Initially, the lease had a fixed monthly rent of $19,326 and is subject to annual increases of 3%.  The Company was not required to pay a fixed monthly rent for months 2 through 5.  Prior to this, the Company was leasing the same office space on a month-to-month basis.

On November 1, 2011, we entered into a lease approximately 3,000 square feet of office space in Santa Barbara, California for use by our operating units.  This lease expires on October 31, 2014 with two additional three-year renewal terms available.  The initial rent plus common area charges are $7,157 per month.

Rent expense for the three months ended March 31, 2012 and 2011 was $85,739 and $18,091, respectively.

13.  Segment Information

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

A summary of results by segment is as follows:

	(Amounts in $000)
	As of/for the Three Months ended March 31, 2012				As of /for the Three Months ended March 31, 2011
	Stratus Credit Card	ProElite Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$-	$160	$-	$160	$-	$-	$-	$-
Cost of sales	-	229	-	229	-	-	-	-
Gross loss	-	69	-	69	-	-	-	-
Deprec. & Amort	-	-	10	10	15	-	-	15
Segment loss	-	69	10	70	15	-	-	15
Operating expenses	-	255	2.028	2,353	-	-	1,659	1,659
Other expenses	-	-	127	127	-	-	40	40
Net loss	$-	$324	$2,155	$2,479	$(15)	$-	$1,699	$1,714

Assets	$1,073	$2,019	$463	$3,575	$1,216	$2,124	$2,109	$5,449
Liabilities	$-	$1,769	$4,000	$5,769	$1,000	$484	$4,688	$6,172

14.  ProElite, Inc.

Effective October 21, 2009, the Company entered into a Strategic Investment Agreement with ProElite, Inc. (“PEI”) pursuant to which PEI sold to the Company shares of PEI’s Series A Preferred Stock (the “Preferred Shares”). The transaction closed on June 14, 2011. The Preferred Shares are convertible into the Common Stock of PEI. The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares. The purchase price of the Preferred Shares was $2,000,000. At the close, all of the previous directors of PEI resigned and the board of directors of PEI consists of two designees of the Company and one designee of PEI. Paul Feller, the Company’s Chief Executive Officer, became PEI’s Chief Executive Officer. Certain present and former key PEI executives continued with PEI. Upon the close of the transaction, the Company recorded goodwill of $2,034,867. The Company also recorded non-controlling interest of $105,263 due to negative equity of PEI at June 30, 2011. The Company has consolidated the balance sheet of PEI as of March 31, 2011 and December 31, 2011. The results of operations of PEI for the three months ended March 31, 2012 were consolidated into the Company’s results of operations.

The pro forma financial information presented below show the consolidated operations for the three months ended March 31, 2011 of the Company as if the PEI acquisition had occurred as of January 1, 2011:

Revenues	$147,000
Gross profit	147,000
Loss from operations	(1,982,645)
Provision for income taxes	-
Net loss	(1,982,645)
Basic loss per share	$(0.03)

20.  Subsequent Events

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

PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets.  PSEI acquired the business of Stratus White, LLC (“Stratus White”) in August 2005 and Stratus White is a wholly-owned subsidiary of PSEI.  Stratus White is a credit card rewards program that uses the Visa card platform to offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.   The card program was renamed from Stratus White to Stratus White in 2011 to reduce the emphasis on the rewards program and increase the emphasis on the other card membership benefits.

In June 2011, the Company acquired 95% ownership in ProElite, Inc., a New Jersey corporation (“ProElite or “PEI”), that organizes and promotes mixed martial arts (“MMA”) matches.  PEI’s common stock is available on the OTC Market (“Pink Sheets”) under the symbol PELE.PK.  In June 2011, SMDI acquired Series A Convertible Preferred Stock of PEI which is convertible into shares of PEI’s Common Stock equal to approximately 95% of PEI’s outstanding Common Stock. The Preferred Shares have voting rights on an as-converted basis. SMDI intends to convert the Preferred Shares as soon as practicable after PEI effects a reverse split of 1:25.  All Share information and the exercise price of the PEI Warrant assumes the reverse split and is on a post-reverse split basis.

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

Description of our Revenues, Costs and Expenses

Revenues

Our past revenues included event revenues from ticket sales, sponsorships, concessions and merchandise, which are recorded when the event occurs, and Stratus revenues from membership fees, fees on purchases and interest income earned on the redemption trust.  Membership fees and related expenses are amortized over the 12 month period and fees from purchases and interest income are recorded when they occur.

Gross Profit (Loss)

Our gross profit represents revenues less the cost of revenues. Our event cost of revenues consists of the costs renting the venue, structures at the venue, concessions, and temporary personnel hired for the event.

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

Critical Accounting Policies

Goodwill and Intangible Assets

Intangible assets consist of goodwill from certain events and the Stratus White Visa Card we have acquired. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply Statement of Financial Accounting Standards (SFAS) No. 142  Goodwill and Other Intangible Assets , which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

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

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk and small companies in general, factors specific to the Company and the business that range from 10.0% for events to 40% for the Stratus Rewards Visa card.  The total discount rates ranged from 35% for events to 65% for the Stratus White Visa Card program.  Terminal values are determined by taking cash flows in year five of the forecast, then applying an annual growth of 2.2% to 4.1% for the next seven years and discounting that stream of cash flows by the discount rate used for that section of the business.

If the Company determines that the discount factor for cash flows should be increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations of the current carrying value of the intangible assets of $3,359,466.

We believe the events carried as intangible assets on the balance sheet will generate revenues and be profitable because they were profitable when they were acquired by Stratus and the Company has demonstrated that it can operate events in a profitable manner.

Results of Operations for the Three Months Ended March 31, 2012

Revenues

Revenues for the three months ended March 31, 2012 (“Current Period”) were $159,542 from a ProElite event compared to $0 for the three months ended March 31, 2011 (“Prior Period”).

Gross Loss

Cost of revenues in the Current Period were $228,502 for a ProElite event compared to $0 for the Prior Period.

Gross loss was $68,960 for the Current Period compared to $0 for the Prior Period.

Operating Expenses

Overall operating expenses for the Current Period were $2,283,208, an increase of $608,833, or 36%, from $1,674,375 in the Prior Period.  This increase was primarily due to a $582,987 increase in general and administrative expenses reflecting greater consulting and payroll expenses.  There was a decrease in warrant and option expense of $260,890.  Legal and professional services were $570,405 in the Current Period, an increase of $290,315 versus $280,090 in the Prior Period.  The Company continues to defend the lawsuits set forth in detail in the footnotes to the financial statements.

Interest Expense

Interest expense was $126,573 in the Current Period, an increase of $89,763 from $36,810 in the Prior Period, primarily for interest associated with the preferred stock outstanding and an increase in interest-bearing debt to an officer of the Company.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the year ended 2011 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

            The Company is actively pursuing equity capital and is targeting a raise of $5 million to $10 million.  The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses.  Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be unable to schedule or recommence our events and credit card operations, all of which are currently on hold, we may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

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

Cash Flows

The following table sets forth our cash flows as of the dates indicated:

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Operating activities	$1,846,249)	$(572,194)
Investing activities	-	-
Financing activities	1,760,972	572,194
Total change	$(85,277)	$-

Operating Activities

Operating cash flows for the three months ended March 31, 2012 reflects the net loss of $2,478,742, primarily offset, in part, non-cash expenses of $240,236 for warrant and options expenses, $382,376 of net changes in working capital, and $9,880 of non-cash depreciation and amortization expense.

Operating cash flows for the three months ended March 31, 2011 reflects the net loss of $1,714,378, primarily offset, in part, non-cash expenses of $501,126 for warrant and options expenses, $627,679 of net changes in working capital, and $13,379 of depreciation and amortization expense.

 Financing Activities

During the three months ended March 31, 2012, we received $1.8 million from bridge loans.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure based on the following material weaknesses:

1. Lack of segregation of duties and check and balances.  As of December 31, 2011, there were  in the accounting department, which does not allow for segregation of duties and checks and balances that is allowed with a multi-person department.  Outside of the accounting function, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 from those reported in our 2011 Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS MEDIA GROUP, INC.

By:	/s/ Paul Feller
Paul Feller
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Principal Financial Officer

Date:	May 21, 2011