Form 10-Q
period 2012-06-30
Stratus Media Group, Inc
filed 2012-08-17
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-24477

STRATUS MEDIA GROUP, INC.

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	30-0645032 (I.R.S. Employer Identification No.)

1800 Century Park East, 6th Floor, Los Angeles California 90067

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

The number of shares of common stock outstanding at August 14, 2012 was 89,413,894 shares.

STRATUS MEDIA GROUP, INC.

FORM 10-Q

June 30, 2012

(Unaudited)

PART I — FINANCIAL INFORMATION ITEM I — FINANCIAL STATEMENTS

STRATUS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash and equivalents	$42,934	$98,449
Accounts receivable	71,667	–
Prepaid expenses and deposits	138,337	87,502
Total current assets	252,938	185,951

Property and equipment, net	96,476	78,135
Goodwill and intangible assets	3,359,466	3,359,466
Acquisition deposit	–	50,000
Total assets	$3,708,880	$3,673,552

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,052,945	$789,021
Deferred salaries	813,039	–
Accrued interest	1,015,121	716,718
Other accrued expenses and other liabilities	2,585,405	1,541,315
Loans payable to officers and a director	105,245	184,163
Rent liability for facilities no longer occupied	452,041	–
Notes payable	2,752,999	555,000
Total current liabilities	8,776,795	3,786,217

Commitments and contingencies

Shareholders' deficit
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 shares outstanding	–	–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized,18,999 shares outstanding	19	19
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized;8,475 and 8,500 shares issued and outstanding	8	9
Common stock, $0.001 par value: 200,000,000 shares authorized 89,230,561 and 88,157,055 shares issued and outstanding	89,231	88,157
Additional paid-in capital	42,886,643	41,964,908
Accumulated deficit	(48,049,851)	(42,196,523)
Total Stratus shareholders' deficit	(5,073,950)	(143,430)
Non-Controlling interest	6,035	30,765
Total shareholders' deficit	(5,067,915)	(112,665)
Total liabilities and shareholders' deficit	$3,708,880	$3,673,552

The accompanying notes are an integral part of these financial statements

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$71,666	$–	$231,208	$–
Cost of revenues	6,451	–	234,953	–
Gross profit	65,215	–	(3,745)	–

Operating expenses
General and administrative	1,299,808	1,119,244	2,762,495	1,999,024
Warrants and options	193,917	381,979	434,153	883,105
Legal and professional services	1,004,285	542,123	1,574,690	822,213
Depreciation and amortization	9,878	13,380	19,758	26,759
Total operating expenses	2,507,888	2,056,726	4,791,096	3,731,101

Loss from operations	(2,442,673)	(2,056,726)	(4,794,841)	(3,731,101)

Other (income)/expenses
Other (income)/expenses	760,696	–	760,696	–
Interest expense	171,217	88,836	297,791	128,839
Total other expenses	931,913	88,836	1,058,487	128,839

Net loss	$(3,374,586)	$(2,145,562)	$(5,853,328)	$(3,859,940)

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.07)	$(0.06)

Basic and diluted weighted-average common shares	88,182,285	71,161,702	88,953,297	68,704,527

See accompanying notes to consolidated financial statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(5,853,328)	$(3,859,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,758	26,759
Warrants and options expense	434,153	381,979
Stock issued for services	170,000	–
Increase / (decrease) in:
Accounts receivable	71,667	(53,500)
Deposits and prepaid expenses	50,835	(388,515)
Acquisition deposit	50,000	–
Accounts payable	263,924	(274,301)
Deferred salaries	813,039	(53,399)
Accrued interest	298,403	128,839
Rent liability for facilities no longer occupied	452,041	–
Other accrued expenses and liabilities	975,994	(257,271)
Net cash used in operating activities	(2,253,514)	(4,349,349)

Cash flows from investing activities:
Capital expenditures	–	(81,578)
Advances to acquisition targets	–	(842,487)
Net cash used in investing activities	–	(924,065)

Cash flows from financing activities:
Payments on loans payable to officers and a director	–	(441,068)
Proceeds/(Payments) on notes payable, net	2,197,999	(371,508)
Proceeds from issuance of preferred stock	–	9,406,051
Proceeds from issuance of common stock	–	2,545,000
Net cash provided by financing activities	2,197,999	11,138,475

Increase/(Decrease) in cash and equivalents	(55,515)	5,865,061

Cash and equivalents, beginning of period	98,449	–

Cash and equivalents, end of period	$42,934	$5,865,061

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying notes to consolidated financial statements.

STRATUS MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED) and DECEMBER 31, 2011

1.  Business

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 49,500,000 shares of its common stock for all of the issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”).  In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“SMDI,” “Stratus” or the “Company”).

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

2.  Going Concern

The Company has suffered losses from operations and without additional capital, lacks liquidity to meet its current obligations.  The Company had a net loss for 2011 of $15,837,168 and a net loss of $5,853,328 for the six months ended June 30, 2012.  As of June 30, 2012, the Company had negative working capital of $8,523,857 and accumulated deficit of $48,049,851.  Unless additional financing is obtained, the Company will not be able to continue as a going concern.  Because of the lack of working capital, the Company has ceased operations and furloughed its employees.

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

3.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited balance sheet at June 30, 2012 consolidates the accounts of PEI.  All significant intercompany balances were eliminated in consolidation.

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

Event Revenues

Event revenue consists of ticket sales, participant entry fees, corporate sponsorships, advertising, television broadcast fees, athlete management, concession and merchandise sales, charity receipts, commissions and hospitality functions. The Company recognizes admissions and other event-related revenues when the events are held in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Revenues received in advance and related direct expenses pertaining to specific events are deferred until the events are actually held.

Stratus White Visa Card

Stratus White (formerly Stratus Rewards), the Company’s affiliate redemption credit card rewards program, is expected to generate revenues from transaction fees generated by member purchases using the card, initiation fees and annual membership fees. Revenue is recognized when transaction fees are received and membership fees are amortized and recognized ratably over the twelve-month membership period from the time of receipt.

Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable arise principally from royalties from television networks for pay-per-view presentations.

Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, accounts receivable, accounts payable, notes payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 5 years
Furniture and fixtures	5 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements

Goodwill and Intangible Assets

Intangible assets consist of goodwill from certain events and the Stratus White Visa Card we acquired. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply the provisions of FASB ASC Topic 350 Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

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

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for 2011 or the six months ended June 30, 2012.

Capitalized Software Costs

We did not capitalize any software development costs during 2011 or the six months ended June 30, 2012. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

Valuation of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of FASB ASC Topic 360 Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Net Loss Per Share

We compute net loss per share in accordance with FASB ASC Topics 260 Earnings Per Share.  Basic per share data is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted per share data is computed by dividing loss available to common stockholders by the weighted average shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Diluted per share data would also include the potential common share equivalents relating to convertible securities by application of the if-converted method.

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the six months ended June 30, 2012 or 2011, as they are antidilutive to loss per share.

Stock-Based Compensation

We follow FASB ASC Topic 718 Share Based Payment, using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

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

Income Taxes

The Company utilizes FASB ASC Topics 740-10 and 740-30 Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Recent Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company evaluated this pronouncement and determined that it is not applicable to the Company’s financial presentation at this time.

In September 2011, FASB issued ASU 2011-08 Intangibles—Goodwill and Other (Topic 350), which requires that a company should first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred. If this examination suggested it was more likely that an impairment had occurred, the company then compares discounted cash flow forecasts related to the asset with the stated value of the assets on the balance sheet. The Company adopted this accounting standard for the year ended December 31, 2011 and utilized it in the analysis for impairment of intangible assets.

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

 4.  Litigation

In March 2011, four of our shareholders filed an action in Superior Court of California, in Santa Barbara County (lead plaintiff is Howell Douglas Wood (“Wood”)), against us, our Chief Executive Officer at that time (“CEO”), Chief Financial Officer (“CFO”) and its outside directors. The complaint alleges violations of the California Corporations Code relating to the issuance of securities to the plaintiffs, fraud, breach of fiduciary duty, breach of contract, and breach of the covenant of good faith and fair dealing relating to the handling of requests by the plaintiffs to sell their shares. The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. We believe that the claims are without merit and have been aggressively defending the action. The Company is planning on filing an appropriate motion to counter the operative complaint (which is the third amended complaint). A trial has been set for April 15, 2013.

In November 2011, 12 additional shareholders filed an action in Superior Court of California, in Santa Barbara County (lead plaintiff is Jeffrey Tuttle), against us, our CEO, CFO and its outside directors. This complaint was filed by the same law firms as the Wood complaint, and is similar to the Wood complaint.  As with the Wood complaint, the Tuttle complaint alleges violations of the California Corporations Code relating to the issuance of securities to the plaintiffs, fraud, breach of fiduciary duty, breach of contract, and breach of the covenant of good faith and fair dealing relating to the handling of requests by the plaintiffs to sell their shares. The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. We believe that the claims are without merit and have been aggressively defending the action. The Company is planning on filing an appropriate motion to counter the operative complaint (which is the second amended complaint). By order of the Court, this matter has been consolidated with the Wood matter for purposes of trial, which has been set for April 15, 2013.

In September 2011, Maier & Company, Inc., filed a lawsuit against the Company and PSEI for alleged breach of a consulting agreement.  In November of 2011, a default judgment was entered for $117,165 against both the Company and PSEI.  In January of 2012, the Company and PSEI filed a motion to set aside the default and default judgment.  That motion was granted, and the Company and PSEI filed an answer to the complaint.  The parties then entered into an agreement to stay discovery or other activity until the parties conduct a mediation. The parties have reached an agreement in principle to settle this matter, subject to reduction to mutually agreeable settlement documents, and the parties are in the process of preparing appropriate settlement documents. The Company anticipates that this matter will be dismissed in the near term.

In February 2012, Maverick Apparel Printing, LLC, filed a lawsuit against the Company for alleged breach of a contract for the provision of goods, and seek $25,694, plus interest, fees and costs.  The Company filed an answer to the complaint.  The parties have reached an agreement in principle to settle this matter, subject to reduction to mutually agreeable settlement documents, and the parties are in the process of preparing appropriate settlement documents. The Company anticipates that this matter will be dismissed by September 30, 2012.

In April 2012, Ned Sands filed a lawsuit against the Company for alleged discrimination based on religion and age in an employee termination, as well as fraud in inducing him to join the company.  The plaintiff has filed his second amended complaint, which adds as additional defendants a current and former officer of the Company. The Company anticipates filing a response to the complaint shortly. The Company has not yet been required to respond to the complaint.  A trial has been set for June of 2013.

5.  Acquisition of Stratus White Visa Card

In accordance with the Asset Purchase Agreement dated August 15, 2005, by and between the Company and Stratus White LLC (“Stratus Purchase Agreement”), the Company acquired the business of Stratus White, a credit card rewards program.

The total consideration for this acquisition was $3,000,000, with Stratus entering into a note payable of $1,000,000 and issuing 666,667 common shares valued at $2,000,000. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding of a minimum of $3,000,000.

The Stratus Purchase Agreement included the transfer to the Company of tangible personal property such as computers and all intellectual property, goodwill associated therewith, licenses and sublicenses.  Stratus White had at least $1.4 million of computer hardware and at least $0.2 million of computer software, all of which should have been transferred to the Company pursuant to the Stratus Purchase Agreement.  These computer and software assets were not included in the accounting for the acquisition of Stratus White by Pro Sports and the value of the computer hardware and software not received was allocated to goodwill.  The owner of Stratus White received notice on May 15, 2006 that if he did not deliver this hardware and software within 30 days, that the amount of consideration he was entitled to would be reduced by at least the $1,000,000 amount of the note, if not an additional $1,000,000 value in the common stock issued as consideration.  The owner responded on June 2, 2006 that his former law firm owned the computer hardware and software and he did not have the authority to release these items to the Company.

Given this situation and the expiration for the statute of limitations, the Company wrote off this liability as of December 31, 2011.

The results of operations of the business acquired were included in the Company’s Statements of Operations from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair values and estimated useful lives for property and equipment and an independent valuation for certain identifiable intangible assets acquired.

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

6. Receivable from former Chairman and Chief Executive Officer

Pursuant to an investigation conducted in 2012 directed by the Company’s Board of Directors, it was determined that Paul Feller, the Company’s former Chairman and Chief Executive Officer, received $640,000 in December 2010, net of a commission, in connection with a sale of the Company’s common stock he arranged with an outside investor. This sale was fulfilled with issuance of 2,540,000 shares of common stock issued directly by the Company. While Mr. Feller provided the Company with $557,650 of these funds in 2010 and 2011, he was repaid $564,363 during 2011, the net of which was $6,713 and was recorded as a reduction in the loan amount due to him as of June 30, 2011. Accordingly, the Company recorded a gross receivable of $640,000 from Mr. Feller in connection with this transaction. This receivable is presented net of $398,790 of accrued salary due to Mr. Feller as of December 31, 2011, $115,000 of commissions Mr. Feller has stated were also paid in this transaction and $126,210 of business expenses. The net effect of this receivable and the offsets is zero as of June 30, 2012 and December 31, 2011. This receivable is subject to revision if Mr. Feller submits proper documentation regarding business expenses or other amounts due to him. Mr. Feller resigned from the Company on June 28, 2012.

7.  Property and Equipment

Property and equipment were as follows:

	June 30, 2012	December 31, 2011
Computers and peripherals	$97,660	$97,660
Office machines	49,370	49,370
Automobile	38,100	–
Furniture and fixtures	79,484	79,484
	264,614	226,514
Less accumulated depreciation	(168,138)	(148,379)
	$96,476	$78,135

For the six months ended June 30, 2012 and 2011, depreciation was $19,758 and $4,054, respectively.

8.  Goodwill and Intangible assets

Goodwill and intangible assets of the Company were as follows:

	June 30, 2012	December 31, 2011
Intangible Assets
Events
Beverly Hills Concours	$2,500	$2,500
Santa Barbara Concours d'Elegance	53,000	53,000
Cour Tour/Action Sports Tour	100,000	100,000
Freedom Bowl	190,000	190,000
Maui Music Festival	5,000	5,000
Total - Events	350,500	350,500

Goodwill
ProElite	1,935,621	1,935,621
Stratus Visa White Card	1,073,345	1,073,345
Total Goodwill	3,008,966	3,008,966
Total Goodwill and Intangible Assets	$3,359,466	$3,359,466

In accordance with FASB ASC Topic 350 Goodwill and Other Intangible Assets, the Company’s intangible assets, other than the purchased licensed technology and the membership list for Stratus, are considered to have indefinite lives and are therefore no longer amortized, but rather are subject to annual impairment tests. The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record impairment if warranted by adverse changes in facts and circumstances.

9.  Other accrued expenses and other liabilities

Other accrued expenses and other liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Professional fees	$969,767	$494,767
Payroll related	825,983	640,208
Estimated damage liability that may not be covered by insurance	300,000	–
Accrued board fees	162,497	–
Consultant fees	154,839	227,178
Accrued legal judgments	90,732	90,732
Travel expenses	70,339	38,546
Other	11,248	49,884
	$2,585,405	$1,541,315

The Estimated rent liability for facilities no longer occupied was determined by accruing 12 months of rent at each of the Company’s three former facilities, which the Company has either vacated or planned to vacate as of June 30, 2012. The Estimated damage liability that may not be covered by insurance was determined based on a property damage estimate related to leaks from a broken pipe at a Company facility that was occupied at the time.

10.  Loans payable to officers and a director

The Loans payable to officers and directors are as follows:

	June 30, 2012	December 31, 2011

Former president and director, interest at 9.5%	$-	$78,918
An officer, non-interest bearing	50,245	50,245
An officer, interest at 5.0% if not repaid on timely basis	55,000	55,000
	$105,245	$184,163

In connection with the action described in footnote 6, the loan balance for the former president and director was reduced to zero as of June 30, 2012 following his resignation on June 28, 2012.

11.  Notes payable

Notes payable are as follows:

	June 30, 2012	December 31, 2011
Notes payable from ProElite to various individuals dated October 20, 2011 with maturity of July 20, 2012, plus interest at xx%, convertible into common stock of ProElite at noteholder's election. These notes are currently in default. Secured by the assets of ProElite.	$1,063,000	$415,000
Note payable to a shareholder upon the earlier of completion of $1,000,000 in funding, or May 24,2012, plus interest at 0.19%, secured by the assets of ProElite. This note is in default	1,000,000	–
Notes payable to three holders dated May 11, 2012 with maturity of the earlier of November 11, 2012 or when a finacing is completed of $2,000,000 or more, plus interest at 10%, secured by the assets of the Company	350,000	–
Notes payable to one holder dated April 4, 2012 with maturity on October 4, 2012, plus interest at 10%. Unsecured.	249,999	–
Note payable to a shareholder dated January 14, 2005, with maturity of May 14, 2005, plus interest at 10%. Unsecured. This note is currently in default.	70,000	70,000
Note payable to a shareholder dated February 1, 2005 with maturity of June 1, 2005, plus interest at 10%. Unsecured. This note is currently in default.	10,000	10,000
Note payable to non-shareholder. Payable on demand and does not bear interest, unsecured.	10,000	60,000
	$2,752,999	$555,000

On April 4, 2012, SMDI issued a promissory note for $249,999. This note bears interest at 10% with principal and interest due on October 4, 2012. Until the note is paid, the holder has the right to convert some or all of the principal balance of the note into the Company’s common stock at $0.30 per share. In consideration of the loan to the Company, the Company issued a five-year warrant to purchase 833,330 shares of the Company’s common stock at $0.40 per share and a five-year warrant to purchase from the Company 12,500,000 shares of the common stock of PEI owned by the Company at an exercise price of $0.02 per share. The warrant shares are before the anticipated 1:25 reverse split of the Common Stock of PEI. All of the underlying shares related to this note carry “piggyback” registration rights.

On May 11, 2012, SMDI issued three promissory notes in the aggregate principal amount of $350,000. These notes bear interest at 10% with principal and interest due on the earlier of November 11, 2012, or the receipt by the Company of $2,000,000 or more of gross proceeds from the sale of equity securities. These notes are secured by the assets of the Company on a pari passu basis with the holders of the Company’s Series E Preferred Stock.

12.  Shareholders’ Deficit

Series C 10% Preferred Stock

During 2011, holders of the Company's Series C 10% Preferred Stock (“Series C”) converted all of their Series C into common stock. Each share of Series C sold for $30, can be converted at any time into 20 shares of common stock and has voting rights of 20 shares of common stock.  In connection with the issuance of Series C, the Company issued 124,990 warrants with a life of five years to purchase a share of common stock for $2.00 per share.  The Series C has liquidation preference over common stock at a liquidation value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31of each year that the Series C is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series C automatically convert into 20 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series C are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

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

Series D 10% Preferred Stock

The Company had 18,999 shares of its Series D 10% Preferred Stock (“Series D”) outstanding as of June 30, 2012 and December 31, 2011.  Each share of Series D sold for $30, can be converted at any time into 60 shares of common stock and has voting rights of 60 shares of common stock.  In connection with the issuance of Series D, the Company issued warrants to purchase 179,970 shares of common stock.  The warrants have a life of five years to purchase a share of common stock for $1.00 and expire between November 2015 and April 2016.  The Series D has liquidation preference over common stock at a liquidation value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31 of each year that the Series D is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series D automatically convert into 60 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series D are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

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

As of June 30, 2012 there were 18,999 shares of Series D Preferred Stock outstanding.

Series E 5% Preferred Stock

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold the Investors 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the “Series E”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000 in the aggregate. As of June 30, 2012 and December 31, 2011, there were 8,475 and 8,500 shares of Series E outstanding.

In connection with the sale of the Preferred Shares, the Company also agreed to issue to the Investors (a) warrants (“A Warrants”) to purchase up to one additional share of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares, and (b) warrants (“B Warrants”) to purchase up to .50 additional shares of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares. The Warrants are exercisable for five years commencing on the date of first issuance and are exercisable only for cash if there is an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants. In the absence of such a registration statement, the Warrants are exercisable for cash or on a cashless basis at the option of the holder thereof. The exercise price of the A Warrant is $0.30 per share and the B Warrant has an exercise price of $0.30 per share, subject in each case to full ratchet anti-dilution protection. The exercise price of the A Warrant was originally $0.65 and the exercise price of the B Warrant was originally $1.00 but were adjusted pursuant to the full ratchet anti-dilution protection when $249,999 of notes were issued on April 4, 2012 that contained a $0.30 conversion feature.

Pursuant to the Certificate, the Preferred Shares bear a dividend of 5%, payable quarterly in cash, or, if the dividend shares are registered for resale, in shares of the Company’s Common Stock. The effective conversion rate for the Preferred Shares was originally is $0.40 per share of Common Stock, but has been adjusted to $0.30 pursuant to the full ratchet anti-dilution protection mentioned above. The Preferred Shares have voting rights on an as-converted to Common Stock basis, with the Investors (subject to certain exceptions) having the right to elect two members to the Company’s Board of Directors (“BOD”) for so long as at least 50% of the total number of Preferred Shares purchased pursuant to the Purchase Agreement are outstanding, and the right to elect one member to the Company’s BOD for so long as least 25% but less than 50% of the total number of Preferred Shares issued pursuant to the Purchase Agreement are outstanding. The Company is required to redeem any unconverted Preferred Shares on the fifth anniversary of the date of first issuance of the Preferred Shares, and has the right to require conversion at any time if the average daily trading value for any 20 consecutive trading days exceeds $250,000 and the weighted average price per share is at least $2.50 for each of those 20 consecutive trading days.

To secure the Company’s obligation to redeem the Preferred Shares, the Company entered into a Security Agreement dated May 24, 2011, pursuant to which the Company agreed to grant the holders of the Preferred Shares a first priority security interest in all of its assets.

The Company filed a registration statement with the SEC covering the resale of the shares (a) issuable upon conversion of the Preferred Shares or exercise of the Warrants, (b) issued as dividends payable in shares of Common Stock pursuant to the Certificate, and (c) issuable upon exercise of the Placement Agent Warrants. This registration statement was declared effective on February 13, 2012. Upon the occurrence of certain events set forth in the Purchase Agreement, including the failure to timely file the registration statement or have the registration statement timely declared effective, the Company will pay to the Investors cash of 1% of the aggregate purchase price of the Series E Preferred Stock and Warrants for each 30-day period during such default; provided, however, that the payments will not exceed 10% of the aggregate purchase price.

As of June 30, 2012 there were 8,475 shares of Series E Preferred Stock outstanding.

Common Stock

During the six months ended June 30, 2012, the Company did not raise funds from the issuance of common stock.

Stock Options

During the six months ended June 30, 2012, the Company cancelled 4,660,994 options for employees whose employment had been terminated and granted 2,300,000 options to Jerold Rubinstein, the Company’s new Chairman of the Board and Chief Executive Officer on June 28, 2012, pursuant to an employment contract. These options have a strike price of $0.35, which is the closing price of the Company’s common stock on the day of grant, a five-year life and vest monthly over a twelve-month period unless the employment contract is terminated for any reason, at which time the options vest in full. The Black Scholes value of these options was $448,800 which is being amortized over the twelve month vesting period starting July 1, 2012; accordingly, no expense was recognized for the three and six months ended June 30, 2012.  The following assumptions were used for the Black Scholes calculation to determine this expense:

Estimated fair value of underlying common stock	$0.35
Remaining life	5.0
Risk-free interest rate	0.69%
Expected volatility	80%
Dividend yield	–

The following table sets forth the activity of our stock options:

	Options Outstanding				Options Exercisable
	Options Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
As of December 31, 2010	10,269,852	$0.14 - $3.50	2.4	$0.94	8,512,684	2.0	$0.94
Cancelled	(3,110,000)	–	–	$0.43	(3,110,000)	–	$0.00
Exercised
Granted	5,010,000	$0.54	5.0	$0.54	3,355,000	5.0	$0.54
As of December 31, 2011	12,169,852	$0.14 - $1.50	3.2	$0.49	8,757,684	3.2	$0.40
Cancelled	(7,376,329)	–	–	–	(4,660,994)	–	–
Exercised	–	–	–	–	–	–	–
Granted	2,300,000	$0.35	5.0	$0.35	–	–	–
As of June 30, 2012	7,093,523	$0.35 -$0.54	3.7	$0.47	4,096,690	2.8	$0.52

Warrants

During the six months ended June 30, 2012, the Company issued five-year warrants to purchase 833,330 shares at $0.40 in connection with a note payable for $249,999. During this period, the Company issued warrants to purchase 3,000,000 shares of its common stock at $0.30 with a five-year life in connection with a non-exclusive agreement with an investment bank for advisory services related to funding and capital structure. In addition, this investment bank received warrants to purchase 1,000,000 shares of ProElite common stock at $0.35 with a five-year life. The Black Scholes value of the warrants issued to the investment bank was $1,274,000, which is being recognized over a twelve month period starting June 1, 2012; accordingly, $106,167 was recognized as an expense during the three and six months ended June 30, 2012.  The following assumptions were used for the Black Scholes calculation to determine this expense:

Estimated fair value of underlying common stock	$0.55
Remaining life	5.0
Risk-free interest rate	0.74%
Expected volatility	84%
Dividend yield	–

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
	Warrants Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
As of December 31, 2010	2,472,676	$1.00 - $2.00	4.4	$1.37	2,472,676	4.4	$1.37
Exercised	–	–	–	–	–	–	–
Granted	57,057,569	$0.65 - $1.00	4.5	$0.75	57,057,569	4.5	$0.75
As of December 31, 2011	59,530,245	$0.65 - $2.00	3.5	$2.00	59,530,245	3.5	$2.00
Exercised	–	–	–	–	–	–	–
Ratchet-down impact	56,991,667	$0.30	–	$0.30	56,991,667	–	$0.30
Granted	3,833,330	$0.30 - $0.40	4.9	$0.32	3,000,000	4.9	$0.32
As of June 30, 2012	120,355,242	$0.30 - $2.00	3.9	$0.40	119,521,912	3.9	$0.40

The exercise price of the A Warrant for Series E Preferred was originally $0.65 and the exercise price of the B Warrant for Series E Preferred was originally $1.00, but both warrants were adjusted pursuant to the full ratchet anti-dilution protection when $249,999 of notes were issued on April 4, 2012 that contained a $0.30 conversion feature.

Calculations of the ratchet-down impact:

	Original			After Ratchet Down
	Shares x	Strike =	Aggregate Exercise Price	Shares x	Strike =	Aggregate Exercise Price

Series A warrants	21,750,000	$0.65	$14,137,500	47,125,000	$0.30	$14,137,500
Series B warrants	10,875,000	$1.00	$10,875,000	36,250,000	$0.30	$10,875,000
Placement agent warrant	3,600,000	$0.65	$2,340,000	7,800,000	$0.30	$2,340,000
Broker-dealer warrant	1,000,000	$0.65	$650,000	2,166,667	$0.30	$650,000
Advisory warrant	750,000	$0.65	$487,500	1,625,000	$0.30	$487,500
	37,975,000			94,966,667

Additional warrants from ratchet-down				56,991,667

13.  Commitments and contingencies

Office space

On May 1, 2009, the Company entered into a lease for approximately 1,800 square feet of office space in Santa Barbara, California for use as its executive offices.  This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month. The Company has provided notice to the landlord of this property that it will vacate this space as of August 31, 2012 and accrued a year of rent payments as of June 30, 2012 to provide for the Company’s estimated liability before a new tenant takes over the lease liability.

On August 1, 2011, we entered into a lease for approximately 7,000 square feet of office space in Los Angeles, California.  The lease continues through November 30, 2014.  Initially, the lease had a fixed monthly rent of $19,326, subject to annual increases of 3%.  The Company was not required to pay a fixed monthly rent for months 2 through 5.  Prior to this, the Company was leasing the same office space on a month-to-month basis. The Company vacated this property in the quarter ended June 30, 2012 and accrued a year of rent payments as of June 30, 2012 to provide for the Company’s estimated liability before a new tenant takes over the lease liability.

On November 1, 2011, we entered into a lease approximately 3,000 square feet of office space in Santa Barbara, California for use by our operating units.  This lease expires on October 31, 2014 with two additional three-year renewal terms available.  The initial rent plus common area charges are $7,157 per month. The Company vacated this property in the quarter ended June 30, 2012 and accrued a year of rent payments as of June 30, 2012 to provide for the Company’s estimated liability before a new tenant takes over the lease liability.

Rent expense for the six months ended June 30, 2012 and 2011 was $170,278 and $46,458, respectively.

Employment and Consulting Contracts

Effective June 28, 2012, Jerold Rubinstein, an existing director of the Company and Chairman of the Company’s Audit Committee, was elected by the Company’s board of directors as Chairman of the Board and Chief Executive Officer and a director of the Company’s subsidiaries. The Board of Directors of PEI elected him as Chairman of the Board and Chief Executive Officer. Under the terms of an employment agreement dated June 28, 2012, Mr. Rubinstein will receive an annual salary of $250,000 per year and will continue to serve on the Company’s board of directors and as Chairman of the Company’s Audit Committee and shall continue to receive his compensation for such services. The term of this agreement is six months with an automatic six month extension unless the Company provides written notice of non-renewal 30 days prior to the end of the initial six-month term. Mr. Rubinstein has been granted options to purchase 2,300,000 shares of the Company’s common stock at $0.35 per share, which was the closing price of the Company’s common stock on the day of option grant. These options vest monthly over a twelve-month period. In the event the Company does not renew the second six month period, Mr. Rubinstein resigns or the Company terminates Mr. Rubinstein’s employment without cause, all options will immediately vest and the executive will receive all unpaid salary for the full twelve month period.

On June 28, 2012, Paul Feller, the Company’s former Chairman of the Board and Chief Executive Officer, resigned from all positions with the Company and its subsidiaries, including PEI. In connection therewith, pursuant to a Separation and Release Agreement, the Company and Mr. Feller entered into a new Consulting Agreement for a term of two years at an annual compensation of $250,000, subject to the Company raising at least $2,000,000 in funding within four months of June 28, 2012. Under the Consulting Agreement, Mr. Feller agreed to provide services in the area of business development, fund-raising and the evaluation of asset/event acquisitions to be done at the discretion of the Board of Directors.

Set forth below is information concerning our known contractual obligations as of June 30, 2012 that are fixed and determinable by year:

		Six Months ended December 31,	Twelve Months ended December 31,		After
	Total	2012	2013	2014	2014
Payroll, payroll tax and personnel	$1,394,880	$1,394,880	$–	$–	$–
Employee and consulting contracts	1,670,661	1,026,494	519,167	125,000	–
Notes payable	2,752,999	2,752,999	–	–	–
Legal judgments	90,732	90,732	–	–	–
Rent obligations	452,041	226,021	226,020	–	–
	$6,361,313	$5,491,126	$745,187	$125,000	$–

14.  Segment Information

Each event and the Stratus Reward program is considered an operating segment pursuant to ASC 280 since each is budgeted separately and results of each event and the Stratus program are tracked separately to provide the chief operating decision maker information to assess and manage each event and the Stratus Program.

The characteristics of the Stratus Visa White Card program are different than the events, so that operating segment is considered a reporting segment.  The events share similar economic characteristics and are aggregated into a reporting segment pursuant to paragraph 17 of ASC 280.  All of the events provide entertainment and the logistics and production processes and methods for each event are similar:  sponsorship sales, ticket and concession sales, security, stages, public address systems and the like.  While the demographic characteristics of the audience can vary by event, all events cater to consumer entertainment.

A summary of results by segment is as follows:

	(Amounts in $000)
	As of/for the Six Months ended June 30, 2012				As of /for the Six Months ended June 30, 2011
	Stratus Credit Card	ProElite Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$-	$231	$-	$231	$-	$-	$-	$-
Cost of revenues	-	235	-	235	-	-	-	-
Gross loss	-	(4)	-	(4)	-	-	-	-
Deprec. & Amort	-	-	20	20	30	-	-	30
Segment loss	-	(4)	(20)	(24)	(30)	-	-	(30)
Operating expenses	175	578	4,018	4,771	175	-	3,526	3,701
Other expenses	-	38	1,020	1,058	-	-	129	129
Net loss	$(175)	$(620)	$(5,058)	$(5,853)	$(205)	$-	$(3,655)	$(3,860)

Assets	$1,073	$1,924	$712	$3,709	$1,216	$2,124	$9,127	$12,467
Liabilities	$200	$2,085	$6,492	$8,777	$1,000	$484	$2,329	$3,813

15.  ProElite, Inc.

Effective October 21, 2009, the Company entered into a Strategic Investment Agreement with PEI pursuant to which PEI sold to the Company shares of PEI’s Series A Preferred Stock (the “Preferred Shares”). The transaction closed on June 14, 2011. The Preferred Shares are convertible into the Common Stock of PEI. The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares. The purchase price of the Preferred Shares was $2,000,000. At the close, all of the previous directors of PEI resigned and the board of directors of PEI consists of two designees of the Company and one designee of PEI. Paul Feller, the Company’s Chief Executive Officer at that time, became PEI’s Chief Executive Officer. Certain present and former key PEI executives continued with PEI. Upon the close of the transaction, the Company recorded goodwill of $1,935,621. The Company also recorded non-controlling interest of $105,263 due to negative equity of PEI at June 30, 2011. The Company has consolidated the balance sheet of PEI as of June 30, 2012 and December 31, 2011. The results of operations of PEI for the three months and six months ended June 30, 2012 were consolidated into the Company’s results of operations.

The pro forma financial information presented below show the consolidated operations for the three and six months ended June 30, 2011 of the Company as if the PEI acquisition had occurred as of January 1, 2011:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues	$112,000	$259,000
Gross profit	112,000	259,000

Loss from operations	(2,498,313)	(4,443,263)
Interest and other expense	120,530	160,533
Net loss	$(2,618,843)	$(4,603,796)

Basic and diluted loss per share	$(0.04)	$(0.07)

16. Related Party Transactions

Pursuant to an investigation conducted in 2012 directed by the Company’s Board of Directors, it was determined that a Paul Feller, the Company’s former Chairman and Chief Executive Officer, received $640,000 in December 2010, net of a commission, in connection with a sale of the Company’s common stock he arranged with an outside investor. This sale was fulfilled with issuance of 2,540,000 shares of common stock issued directly by the Company. While Mr. Feller provided the Company with $557,650 of these funds in 2010 and 2011, he was repaid $564,363 during 2011, the net of which was $6,713 and was recorded as a reduction is the loan amount due to him as of June 30, 2011. Accordingly, the Company recorded a gross receivable of $640,000 from Mr. Feller in connection with this transaction. This receivable is presented net of $398,790 of accrued salary due to him as of December 31, 2011, $115,000 of commissions Mr. Feller has stated were also paid in this transaction and $126,210 of business expenses. The net effect of this receivable and the offsets is zero as of June 30, 2012 and December 31, 2011. This receivable is subject to revision if Mr. Feller submits proper documentation regarding business expenses or other amounts due to him. Mr. Feller resigned from the Company on June 28, 2012.

Effective July 1, 2011, each board member is entitled to an annual payment of $50,000, with the chairman of the audit committee receiving an additional $100,000 per annum and the chairman of the compensation committee receiving an additional $50,000 per annum. Mr. Rubinstein received a grant of 450,000 shares of restricted common stock that vest over a 36 month period and an additional grant of 450,000 shares of restricted common stock as chairman of the audit committee that vest over a 36 month period. Mr. Golenberg received a grant of 450,000 shares of restricted common stock as chairman of the compensation committee that vests over a 36 month period that started in July 2011. On December 28, 2010, the Board of Directors elected to cancel a total of 1,550,000 options granted to Messrs. Cross and Dunleavy and Golenberg in 2009 for board service and to Mr. Golenberg in 2009 and 2010 as chairman of the audit committee, and replace those options with grants of 540,833 shares of restricted stock, which was equal to 50% of the number of vested options as of July 1, 2011. These grants vest one-third on January 1, 2012, one-third on January 1, 2013 and one-third on January 1, 2014. Pursuant to these grants, Mr. Cross received a grant of 162,500 shares of restricted stock, of which 54,167 shares vested on January 1, 2012; Mr. Dunleavy received a grant of 130,000 shares of restricted stock, of which 43,333 shares vested on January 1, 2012; and Mr. Golenberg received a grant of 248,333 shares of restricted stock, of which 82,778 shares vested on January 1, 2012.

17. Subsequent Events

In July 2012, SMDI issued two promissory notes in the aggregate principal amount of $50,000. These notes bear interest at 10%, with principal and interest due on the earlier of November 11, 2012, or the receipt by the Company of $2,000,000 or more of gross proceeds from the sale of equity securities. These notes are secured by the assets of the Company on a pari passu basis with the holders of the Company’s Series E Preferred Stock.

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

Stratus Business Plan

The business plan of Stratus is to operate the Stratus White program and to own and realize all available event  revenue  rights from tickets/admissions, corporate sponsorship, television, print, radio, Internet, merchandising, and hospitality. With additional funding, the objective of management is to build a profitable business by implementing an aggressive acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth.  The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues.  The Company’s management is currently reviewing all the Company’s existing businesses to determine which businesses to activate and when, depending on the availability of capital.

Stratus plans to use a “roll up” strategy, targeting sports and live entertainment events and companies that are independently owned and operated or being divested by larger companies with the plan to aggregate them into one large leading live entertainment company.  The strategy is to purchase these events for approximately four to six times Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the events, with the expectation that the combined EBITDA of the Company from these events will receive a higher valuation multiple in the public markets.

Assuming the availability of capital, Stratus is targeting acquisitions of event properties.  The goal is to aggressively build-up a critical mass of events, venues and companies that allow for numerous cross-event synergies.  Specifically:

—	On the expense side, to share sales, financial and operations resources across multiple events, creating economies of scale, increasing the Company’s purchasing power, eliminating duplicative costs, and bringing standardized operating and financial procedures to all events, thus increasing the margins of all events.

—	On the revenue side, to present advertisers and corporate sponsors an exciting and diverse menu of demographics and programming that allows sponsors “one stop shopping” rather than having to deal with each event on its own, and in so doing, convert these sponsors into “strategic partners.”

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

The business plan of Stratus is to provide integrated event management, television programming, marketing, talent representation and consulting services in the sports and other live entertainment industries.  Stratus’s event management, television programming and marketing services may involve:

—	Managing sporting events, such as college bowl games, golf tournaments and auto racing team and events;
—	Managing live entertainment events, such as music festivals, car shows and fashion shows;
—	Producing television programs, principally sports entertainment and live entertainment programs; and
—	Marketing athletes, models and entertainers and organizations.

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

Interest Expense

Our interest expense results from accruing interest for notes payable and preferred stock.

Critical Accounting Policies

Goodwill and Intangible Assets

Intangible assets consist of goodwill from acquisitions of ProElite and Stratus White Visa Card. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply FASB ASC Topic 350 Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company purchased several events that are recorded on the Company’s balance sheet as intangible assets at the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is considered to be the value for each related intangible asset before any reductions for impairment.   Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

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

Results of Operations for the Three Months Ended June 30, 2012

Revenues

Revenues for the three months ended June 30, 2012 (“Current Period”) were $71,666 from a PEI royalty payment compared to $0 for the three months ended June 30, 2011 (“Prior Period”).

Gross Profit

Cost of revenues in the Current Period were $6,451 compared to $0 for the Prior Period and were related to the ProElite event conducted in the first quarter of 2012. Gross profit was $65,215 for the Current Period compared to $0 for the Prior Period.

Operating Expenses

Overall operating expenses for the Current Period were $2,507,888, an increase of $451,162, or 22%, from $2,056,726 in the Prior Period.  This increase was primarily due to a $462,162 increase in legal and professional services resulting from $300,000 of stock issued for consulting services and $180,000 accrued for management consultants.  This increase in legal and professional services was offset by a $188,062 reduction in warrants and options expense primarily due to the cancellation of options for directors and replacement with restricted stock grants. General and administrative expenses in the Current Period increased by $180,564 from the Prior Period, primarily from increased rent and personnel expense.

Interest and Other Expense

Other expense was $760,696 in the Current Period compared with $0 of other expense in the Prior Period. This increase is related to $452,041 of estimated rent liability for facilities no longer occupied by the Company and $300,000 potential damage liability for water damage at one of the Company’s facilities that may not be covered by insurance.

Interest expense was $171,217 in the Current Period, an increase of $82,381 from $88,836 in the Prior Period, primarily for interest associated with the Series E Preferred Stock that was outstanding for three months in the Current Period and one month in the Prior Period, along with interest related to ProElite notes that were outstanding for three months in the Current Period and no months in the Prior Period.

Results of Operations for the Six Months Ended June 30, 2012

Revenues

Revenues for the six months ended June 30, 2012 (“Current Period”) were $231,208 from ProElite royalty payments and an ProElite event conducted in the first quarter, compared to $0 for the six months ended June 30, 2011 (“Prior Period”).

Gross Loss

Cost of revenues in the Current Period were $234,953 compared to $0 for the Prior Period, related to the ProElite event conducted in the first quarter. Gross loss was $3,745 for the Current Period compared to $0 for the Prior Period.

Operating Expenses

Overall operating expenses for the Current Period were $4,791,096, an increase of $1,059,995, or 28%, from $3,731,101 in the Prior Period.  This increase was primarily due to a $752,477 increase in legal and professional services resulting from $300,000 of stock issued for consulting services, $360,000 accrued for management consultants and $150,000 incurred in consulting for the Perugia International Film Festival, which was originally scheduled for March but was canceled.  General and administrative expense increased by $763,471, primarily from increased personnel costs of $389,000 related to higher staffing levels and increased rent of $124,000. These increases in legal and professional services and general and administrative expenses were offset by a $448,952 reduction in warrants and options expense primarily due to the cancellation of options for directors and replacement with restricted stock grants.

Interest and Other Expense

Other expense was $760,696 in the Current Period compared with $0 of other expense in the Prior Period. This increase is related to $452,041 of estimated rent liability for facilities no longer occupied by the Company and $300,000 potential damage liability for water damage at one of the Company’s facilities that may not be covered by insurance.

Interest expense was $297,791 in the Current Period, an increase of $168,952 from $128,839 in the Prior Period, primarily for interest associated with the Series E Preferred Stock that was outstanding for six months in the Current Period and one month in the Prior Period along with interest related to ProElite notes that were outstanding for six months in the Current Period and no months in the Prior Period.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on our financial statements for the year ended 2011 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

The Company is actively pursuing equity capital and is targeting a raise of $10 million or more.  The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses.  Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be unable to schedule or recommence our events and credit card operations, all of which are currently on hold, we may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

On April 4, 2012, SMDI issued a promissory note for $249,999. This note bears interest at 10% with principal and interest due on October 4, 2012. Until the note is paid, the holder has the right to convert some or all of the principal balance of the note into the Company’s common stock at $0.30 per share. In consideration of the loan to the Company, the Company issued a five-year warrant to purchase 833,330 shares of the Company’s common stock at $0.40 per share and a five-year warrant to purchase from the Company 12,500,000 shares of the Common Stock of PEI owned by the Company at an exercise price of $0.02 per share. The warrant shares are before the anticipated 1:25 reverse split of the Common Stock of PEI. All of the underlying shares related to this note carry “piggyback” registration rights.

On May 11, 2012, SMDI issued three promissory notes in the aggregate principal amount of $350,000. These notes bear interest at 10% with principal and interest due on the earlier of November 11, 2012, or the receipt by the Company of $2,000,000 or more of gross proceeds from the sale of equity securities. These notes are secured by the assets of the Company on a pari passu basis with the holders of the Company’s Series E Preferred Stock.

Cash Flows

The following table sets forth our cash flows as of the dates indicated:

	Six Months Ended June 30,
	2012	2011
Operating activities	$(2,253,514)	$(4,349,349)
Investing activities	–	(924,065)
Financing activities	2,197,999	11,138,475
Net change in cash	$(55,515)	$5,865,061

Operating Activities

Operating cash flows for the six months ended June 30, 2012 reflect the net loss of $5,853,328, primarily offset by $3,105,903 of working capital decreases, particularly an increase in other accrued expenses and liabilities of $1,105,994 and deferred salary for employees who worked during the period but were not paid of $813,039, $452,041 for rent liability for facilities no longer occupied and a total of $474,153 of non-cash expenses for stock issued for services and warrants and option expense.

Operating cash flows for the six months ended June 30, 2011 reflects the net loss of $3,859,940, primarily offset, in part, by non-cash expenses of $381,979 for warrant and options expenses and $898,147 of net changes in working capital.

 Financing Activities

During the six months ended June 30, 2012, we received $2,197,999 in proceeds from notes payable.

During the six months ended June 30, 2011, we received $9,406,051 from the issuance of preferred stock, $2,545,000 from the issuance of common stock and used $441,068 for payments to officers and a director and $371,508 for payments of notes payable.

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

4.  Until April 2012, the ability of the Company’s former principal executive officer to set up and approve wire transfers and internal transfers from the Company’s bank account to the personal bank account of the former principal executive officer at the same bank.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (“ICFR”) that occurred during the six months ended June 30, 2012 from those reported in our 2011 Form 10-K that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1	Employment Agreement between Stratus Media Group, Inc. and Jerold Rubinstein dated June 28, 2012

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS MEDIA GROUP, INC.

By:	/s/ Jerold Rubinstein
Jerold Rubinstein
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Principal Financial Officer

Date:	August 17, 2012