Form 10-Q
period 2012-09-30
Stratus Media Group, Inc
filed 2012-11-19
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-24477

STRATUS MEDIA GROUP, INC.

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	30-0645032 (I.R.S. Employer Identification No.)

1800 Century Park East, 6th Floor, Los Angeles California 90067

(Address of principal executive offices)

(310) 526-8700

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

The number of shares of common stock outstanding at November 16, 2012 was 90,458,897 shares.

STRATUS MEDIA GROUP, INC.

FORM 10-Q

September 30, 2012

(Unaudited)

PART I — FINANCIAL INFORMATION ITEM I — FINANCIAL STATEMENTS

STRATUS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash and equivalents	$156,912	$98,449
Receivable from former officer and director	538,515	–
Prepaid expenses and deposits	38,209	87,502
Total current assets	733,636	185,951

Property and equipment, net	48,523	78,135
Goodwill and intangible assets	3,161,966	3,359,466
Acquisition deposit	–	50,000
Total assets	$3,944,125	$3,673,552

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$971,730	$789,021
Deferred salary	1,225,441	–
Accrued interest	1,115,367	716,718
Other accrued expenses and other liabilities	2,582,118	1,541,315
Loans payable to officers and a director	208,055	184,163
Rent liability for facilities no longer occupied	452,041	–
Notes payable	3,426,316	555,000
Total current liabilities	9,981,068	3,786,217

Commitments and contingencies

Shareholders' deficit
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 shares outstanding	–	–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized,18,999 shares outstanding	19	19
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized; 8,450 and 8,500 shares issued and outstanding	8	9
Common stock, $0.001 par value: 200,000,000 shares authorized 90,313,894 and 88,157,055 shares issued and outstanding	90,314	88,157
Additional paid-in capital	45,445,094	41,964,908
Accumulated deficit	(51,566,427)	(42,196,523)
Total Stratus shareholders' deficit	(6,030,992)	(143,430)
Non-controlling interest/(deficit)	(5,951)	30,765
Total shareholders' deficit	(6,036,943)	(112,665)
Total liabilities and shareholders' deficit	$3,944,125	$3,673,552

See accompanying notes to consolidated financial statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenues	$143,334	$250,201	$374,542	$250,201
Cost of revenues	850	253,810	235,803	253,810
Gross profit/(loss)	142,484	(3,609)	138,739	(3,609)

Operating expenses
General and administrative	1,055,527	2,551,878	3,818,022	4,697,621
Impairment of intangible assets	197,500	–	197,500	–
Warrants, options and stock	1,877,144	331,519	2,311,297	1,214,624
Legal and professional services	428,708	1,231,463	2,003,398	1,906,958
Depreciation and amortization	9,855	21,814	29,613	48,572
Total operating expenses	3,568,734	4,136,674	8,359,830	7,867,775

Loss from operations	(3,426,250)	(4,140,283)	(8,221,091)	(7,871,384)

Other (income)/expenses
Other (income)/expenses	(133,770)	–	626,926	–
Interest expense	172,057	195,705	469,848	324,544
Total other expenses	38,287	195,705	1,096,774	324,544

Net loss	$(3,464,537)	$(4,335,988)	$(9,317,865)	$(8,195,928)

Basic and diluted loss per share	$(0.04)	$(0.06)	$(0.10)	$(0.11)

Basic and diluted weighted-average common shares	89,748,496	77,535,263	89,220,298	71,652,187

See accompanying notes to consolidated financial statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(9,317,865)	$(8,195,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,613	48,572
Impairment of intangible assets	197,500	–
Warrant, option and stock expense	1,363,054	1,214,624
Amortization of stock previously issued for services	948,243	–
Stock issued for services	221,000	–
Increase / (decrease) in:
Receivable from former officer and director	538,515	–
Accounts receivable	–	(58,500)
Deposits and prepaid expenses	(16,793)	(683,636)
Accounts payable	182,709	(309,093)
Deferred salary	1,225,441	14,904
Accrued interest	398,649	278,551
Rent liability for facilities no longer occupied	452,041	–
Other accrued expenses and liabilities	965,040	(1,111,331)
Net cash used in operating activities	(2,812,853)	(8,801,837)

Cash flows from investing activities:
Capital expenditures	–	(130,578)
Advances to acquisition targets	–	(860,895)
Net cash used in investing activities	–	(991,473)

Cash flows from financing activities:
Bank overdraft	–	(62,790)
Payments on loans payable to officers and a director	–	(603,668)
Proceeds/(Payments) on notes payable	2,871,316	(426,509)
Proceeds from issuance of preferred stock	–	9,406,051
Proceeds from issuance of common stock	–	3,609,359
Net cash provided by financing activities	2,871,316	11,922,437

Increase in cash and equivalents	58,463	2,129,127

Cash and equivalents, beginning of period	98,449	–

Cash and equivalents, end of period	$156,912	$2,129,127

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying notes to consolidated financial statements.

STRATUS MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 (UNAUDITED) and DECEMBER 31, 2011

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

2.  Going Concern

The Company has suffered losses from operations and without additional capital, lacks liquidity to meet its current obligations.  The Company had a net loss for 2011 of $15,837,168 and a net loss of $9,317,865 for the nine months ended September 30, 2012.  As of September 30, 2012, the Company had negative working capital of $9,247,432 and accumulated deficit of $51,566,427.  Unless additional financing is obtained, the Company will not be able to continue as a going concern.  Because of the lack of working capital, the Company has ceased operations and furloughed its employees.

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

3.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited balance sheet at September 30, 2012 consolidates the accounts of PEI.  All significant intercompany balances were eliminated in consolidation.

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

Event Revenues

Event revenue consists of ticket sales, participant entry fees, corporate sponsorships, advertising, television broadcast fees, athlete management, concession and merchandise sales, charity receipts, commissions and hospitality functions. The Company recognizes admissions and other event-related revenues when the events are held in accordance with SEC Staff Accounting Bulletin (“SAB”) 104. Revenues received in advance and related direct expenses pertaining to specific events are deferred until the events are held.

Stratus White

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

Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable arise principally from royalties from television networks for pay-per-view presentations.

Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, accounts receivable, accounts payable, notes payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value (“FV”) due to their short maturities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 5 years
Furniture and fixtures	5 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements

Goodwill and Intangible Assets

Intangible assets consist of goodwill from certain events and the Stratus White Visa Card (“Stratus White”) we acquired. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply FASB ASC Topic 350 Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company purchased several events that are recorded on the Company’s balance sheet as intangible assets with a value at the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events and the value of the consideration paid for each event is the value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses and a separate account to track the asset valuation.

A portion of the consideration used to purchase the Stratus White program was allocated to specific assets, as disclosed in the footnotes to the financial statements, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill.

The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year.  Between valuations, the Company conducts additional tests if circumstances warrant such testing.  For example, the Company determined that as of September 30, 2012, the value of the Beverly Hills Concours, Maui Music Festival and Freedom Bowl were impaired when the Company elected not to continue these events and $197,500 of impairment charges were taken to reduce the value of these three events to zero.

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

If the Company determines the discount factor for cash flows should be increased, or the event will not be able to begin operations when planned, it is possible the amounts for the intangible assets currently on the balance sheet could be reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $3,162,466.

Research and Development

Research and development costs not related to contract performance are expensed as incurred. We did not incur any research and development expenses for 2011 or the nine months ended September 30, 2012.

Capitalized Software Costs

We did not capitalize any software development costs during 2011 or the nine months ended September 30, 2012. Costs related to the development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established and are amortized over three years.

Valuation of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of FASB ASC Topic 360 Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their FV. Assets to be disposed of by sale are reflected at the lower of their carrying amount or FV less cost to sell.

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

The effect of common stock equivalents (which include outstanding warrants and stock options) are not included for the nine months ended September 30, 2012 or 2011, as they are antidilutive to loss per share.

Stock-Based Compensation

We follow FASB ASC Topic 718 Share Based Payment, using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the FV of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

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

In September 2011, FASB issued ASU 2011-08 Intangibles—Goodwill and Other (Topic 350), which requires that a company should first examine the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred. If this examination suggested it was more likely that an impairment had occurred, the company then compares discounted cash flow forecasts related to the asset with the stated value of the assets on the balance sheet. The Company adopted this accounting standard for the year ended December 31, 2011 and utilized it in the analysis for impairment of intangible assets.

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

4.  Litigation

In March 2011, four of our shareholders filed an action in Superior Court of California, in Santa Barbara County (lead plaintiff is Howell Douglas Wood (“Wood”)), against us, our Chief Executive Officer at that time (“CEO”), Chief Financial Officer (“CFO”) and its outside directors. The complaint alleges violations of the California Corporations Code relating to the issuance of securities to the plaintiffs, fraud, breach of fiduciary duty, breach of contract, and breach of the covenant of good faith and fair dealing relating to the handling of requests by the plaintiffs to sell their shares. The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. In motions filed with the Court, the Company took the position that the claims were without merit, and aggressively defended the action. In October 2012, the parties reached an agreement whereby the matter has been resolved to the parties’ mutual satisfaction, and the Company anticipates that the lawsuit will be dismissed within the next 60 days of the filing of this report.

In November 2011, 12 additional shareholders filed an action in Superior Court of California, in Santa Barbara County (lead plaintiff is Jeffrey Tuttle), against us, our then CEO, CFO and its outside directors. This complaint was filed by the same law firms as the Wood complaint, and is similar to the Wood complaint.  As with the Wood complaint, the Tuttle complaint alleges violations of the California Corporations Code relating to the issuance of securities to the plaintiffs, fraud, breach of fiduciary duty, breach of contract, and breach of the covenant of good faith and fair dealing relating to the handling of requests by the plaintiffs to sell their shares. The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. In motions filed with the Court, the Company took the position that the claims were without merit, and aggressively defended the action. In October 2012, the parties reached an agreement whereby the matter has been resolved to the parties’ mutual satisfaction, and the Company anticipates that the lawsuit will be dismissed within the next 60 days of the filing of this report.

In April 2012, Ned Sands filed a lawsuit against the Company for alleged discrimination based on religion and age in an employee termination, as well as fraud in inducing him to join the company.  The plaintiff has filed his second amended complaint, which adds as additional defendants a current and former officer of the Company. The Company took the position that the claims were without merit, and aggressively defended the action. In October 2012, the parties reached an agreement whereby the matter has been resolved to the parties’ mutual satisfaction, and the Company anticipates that the lawsuit will be dismissed within the next 60 days of the filing of this report.

 5.  Acquisition of Stratus White

In accordance with the Asset Purchase Agreement dated August 15, 2005, between the Company and Stratus White LLC (“Stratus Purchase Agreement”), the Company acquired the business of Stratus White, a credit card rewards program.

The consideration for this acquisition was $3,000,000, with Stratus entering into a note payable of $1,000,000 and issuing 666,667 common shares valued at $2,000,000. The note is payable in eight quarterly equal payments over a 24 month period, with the first payment due upon completion of the first post-public merger funding of a minimum of $3,000,000.

The Stratus Purchase Agreement included the transfer to the Company of tangible personal property such as computers and all intellectual property, goodwill associated therewith, licenses and sublicenses.  Stratus White had at least $1.4 million of computer hardware and at least $0.2 million of computer software, all of which should have been transferred to the Company pursuant to the Stratus Purchase Agreement.  These computer and software assets were not included in the accounting for the acquisition of Stratus White by PSEI and the value of the computer hardware and software not received was allocated to goodwill.  The owner of Stratus White received notice on May 15, 2006 that if he did not deliver this hardware and software within 30 days, that the amount of consideration he was entitled to would be reduced by at least the $1,000,000 amount of the note, if not an additional $1,000,000 in common stock issued as consideration.  The owner responded on June 2, 2006 that his former law firm owned the computer hardware and software and he did not have the authority to release these items to the Company.

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

Effective May 14, 2010, the Company entered into a Co-branded Card Agreement (the “Agreement”) with Cornèr Banca SA (the “Bank”), located in Lugano, Switzerland.  Under the Agreement, the parties agreed to jointly launch a co-branded consumer card payment solution targeted at high net worth individuals and a co-branded commercial payment solution targeted at small and mid-sized businesses.  The cards, to be issued by the Bank, will include a loyalty rewards program.  The cards are targeted to residents of Europe.  The initial term of the Agreement is five years.  The Company, among other things, will be responsible for marketing and administration of, and expenses relating to, the rewards program.  The Bank will be responsible for issuing the cards.  The Company will receive a share of purchase transactions generated by a card holder and membership and initiation fees. This program has been on hold pending receipt of sufficient capital by the Company to resume development of the Stratus White program or a decision by Company management to not develop this business.

6.  Receivable from Former Officer and Director

Pursuant to an investigation conducted in March 2012 directed by the Company’s Board of Directors, it was determined that Paul Feller, the Company’s former Chairman and CEO, received $640,000 in December 2010 in connection with a sale of the Company’s common stock he arranged with an outside investor. This sale was fulfilled with issuance of 2,540,000 shares of common stock issued directly by the Company. Accordingly, the Company recorded a gross receivable of $640,000 from Mr. Feller in connection with this transaction. Mr. Feller resigned from the Company on June 28, 2012.

As of December 31, 2011, this receivable of $640,000 was presented net of $398,790 of accrued salary, $115,000 of commissions that Mr. Feller represented in writing were paid in this transaction, $30,540 of business expenses submitted by Mr. Feller that met Company and IRS guidelines and $133,770 of business expenses that Mr. Feller represented in writing he would provide, for a net receivable of zero.

As of September 30, 2012, this receivable of $640,000 was increased by $4,622 of personal expenses for Mr. Feller paid with Company funds, including $4,355 of registration fees paid by the Company for the vintage automobile that remains in Mr. Feller’s possession. This receivable of $682,722 is presented net of $30,540 of approved business expenses and $113,667 in deferred salary:

	September 30,	December 31,
	2012	2011
Gross receivable
Sale of Company common stock, proceeds retained by Mr. Feller	$640,000	$640,000
Vintage automobile retained by Mr. Feller	38,100	38,100
Other	4,622	–
Total	682,722	678,100

Offsets to receivable
Alleged commission on stock sales per Mr. Feller's written representation	–	(115,000)
Deferred salary	(113,667)	(398,790)
Expense reports submitted and approved	(30,540)	(30,540)
Expense reports to be submitted per Mr. Feller's written representation	–	(133,770)
Expense reports actually submitted	–	–
Net receivable	$538,515	$–

Additional evidence obtained in October 2012 confirmed that the $115,000 in commissions for the stock sales were not valid commissions and this amount was removed as an offset to the gross receivable for September 30, 2012. Pursuant to a Separation and Release Agreement dated June 28, 2012 and signed by Mr. Feller on August 9, 2012 (“Separation Agreement”), Mr. Feller agreed to waive his rights to any deferred salary prior to October 1, 2011. Accordingly, the amount of deferred salary eligible for offset to the gross receivable was reduced from $398,790 at December 31, 2011 to $113,667 at September 30, 2012, which consists of $125,000 in deferred salary between October 1, 2011 and June 28, 2012, less $11,333 paid in salary during that period. In addition, Mr. Feller did not submit expense reports to support the $133,770 of expenses in the time provided for in the Separation Agreement, so that amount was removed as an offset to his receivable as of September 30, 2012.

7.  Property and Equipment

Property and equipment were as follows:

	September 30,	December 31,
	2012	2011
Computers and peripherals	$97,660	$97,660
Office machines	49,370	49,370
Furniture and fixtures	79,484	79,484
	226,514	226,514
Less accumulated depreciation	(177,991)	(148,379)
	$48,523	$78,135

For the nine months ended September 30, 2012 and 2011, depreciation expense was $19,758 and $4,054, respectively. For the three months ended September 30, 2012 and 2011, depreciation expense was $7,995 and $10,461, respectively.

8.  Goodwill and Intangible Assets

Goodwill and intangible assets of the Company were as follows:

	September 30,	December 31,
	2012	2011
Intangible Assets
Events
Beverly Hills Concours	$–	$2,500
Santa Barbara Concours d'Elegance	53,000	53,000
Cour Tour/Action Sports Tour	100,000	100,000
Freedom Bowl	–	190,000
Maui Music Festival	–	5,000
Total - Events	153,000	350,500

Goodwill
ProElite, Inc.	1,935,621	1,935,621
Stratus White Visa Card	1,073,345	1,073,345
Total Goodwill	3,008,966	3,008,966
Total Goodwill and Intangible Assets	$3,161,966	$3,359,466

In accordance with FASB ASC Topic 350 Goodwill and Other Intangible Assets, the Company’s intangible assets are considered to have indefinite lives and are therefore no longer amortized, but rather are subject to annual impairment tests. The purchased licensed technology and membership list for Stratus Rewards were amortized over their estimated useful life of 10 years but impairment charges were taken as of December 31, 2011 to reduce the carrying value of these items to zero. For the nine months ended September 30, 2012 and 2011, amortization of these items was $0 and $34,057, respectively.  For the three months ended September 30, 2012 and 2011, amortization was $0 and $11,353, respectively.

The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record impairment if warranted by adverse changes in facts and circumstances.   As of September 30, 2012, the Company elected to not pursue the Beverly Hills Concours, Maui Music Festival and Freedom Bowl events and took $197,500 of impairment charges to bring the value of these events to zero.

9.  Other Accrued Expenses and Other Liabilities

Other accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2012	2011
Professional fees	$694,710	$494,767
Payroll related	876,372	640,208
Estimated damage liability that may not be covered by insurance	300,000	–
Accrued board fees	285,365	–
Consultant fees	205,129	227,178
Accrued legal judgments	84,899	90,732
Travel expenses	69,866	38,546
Other	65,777	49,884
	$2,582,118	$1,541,315

The estimated damage liability that may not be covered by insurance was determined based on a property damage estimate related to leaks from a broken pipe at a Company facility that was occupied at the time.

10.  Loans Payable to Officers and a Director

The loans payable to officers and directors are as follows:

	September 30,	December 31,
	2012	2011

Former president and director, interest at 9.5%	$–	$78,919
An officer, non-interest bearing	153,055	50,244
An officer, interest at 5.0% if not repaid on timely basis	55,000	55,000
	$208,055	$184,163

In connection with the action described in Footnote 6, the loan balance for the former president and director was reduced to zero as of June 30, 2012 following his resignation on June 28, 2012. The non-interest bearing amount due to an officer was increased after a detailed review of his contract showed several unpaid components including payment for prior consulting work, annual raises and a bonus intended as a relocation package. For the nine months ended September 30, 2012 and 2011, interest on these loans was $0 and $12,421, respectively. For the three months ended September 30, 2012 and 2011, interest on these loans was $0 and $0, respectively.

11.  Notes Payable

	September 30,	December 31,
	2012	2011
Notes payable from ProElite to various individuals dated October 20, 2011 with maturity of July 20, 2012, plus interest at 8%, convertible into common stock of ProElite at noteholder's election. These notes are currently in default. Secured by the assets of ProElite.	$1,063,000	$415,000

Note payable to a shareholder upon the earlier of completion of $1,000,000 in funding, or May 24, 2012, plus interest at 0.19%, secured by the assets of ProElite. This note is in default. The noteholder has a warrant to purchase ProElite shares at $0.05 per share that increases each month when the loan is in default. As of September 30, 2012, the noteholder had a resulting warrant to purchase 15.5 percent of ProElite.	1,000,000	–

Note payable to the Company's outside law firm and represents the corporate and litigation fees as of June 30, 2012. This note is presented net of $249,824 of assumed remibursements from the Company's D&O carrier. This note bears interest at 3% and is due December 31, 2012.	364,317	–

Notes payable to three holders dated May 11, 2012 with maturity of the earlier of November 11, 2012 or when a finacing is completed of $2,000,000 or more, plus interest at 10%, secured by the assets of the Company. This note is in default.	350,000	–

Notes payable to 11 investors dated July 9, 2012 with maturity date on the earlier of a $2 million capital raise by the company, or February 6, 2013, and bear interest at 8%.	309,000	–

Notes payable to one holder dated April 4, 2012 with maturity on October 4, 2012, plus interest at 10%. Unsecured. This note is in default.	249,999	–

Note payable to a shareholder dated January 14, 2005, with maturity of May 14, 2005, plus interest at 10%. Unsecured. This note is in default.	70,000	70,000

Note payable to a shareholder dated February 1, 2005 with maturity of June 1, 2005, plus interest at 10%. Unsecured. This note is in default.	10,000	10,000

Note payable to non-shareholder. Payable on demand and does not bear interest	10,000	60,000
	$3,426,316	$555,000

On April 4, 2012, SMDI issued a promissory note for $249,999. This note bears interest at 10% with principal and interest due on October 4, 2012. Until the note is paid, the holder has the right to convert some or all of the principal balance of the note into the Company’s common stock at $0.30 per share. In consideration of the loan to the Company, the Company issued a five-year warrant to purchase 833,330 shares of the Company’s common stock at $0.40 per share and a five-year warrant to purchase from the Company 12,500,000 shares of the common stock of PEI owned by the Company at an exercise price of $0.02 per share. The warrant shares are before the anticipated 1:25 reverse split of the Common Stock of PEI. All of the underlying shares related to this note carry “piggyback” registration rights. As of the filing of this report, this note is in default.

On May 11, 2012, SMDI issued three promissory notes in the aggregate principal amount of $350,000. These notes bear interest at 10% with principal and interest due on the earlier of November 11, 2012, or the receipt by the Company of $2,000,000 or more of gross proceeds from the sale of equity securities. These notes are secured by the assets of the Company on a pari passu basis with the holders of the Company’s Series E Preferred Stock. As of the filing of this report, this note is in default.

Between July and September 2012, the Company issued notes payable to 11 investors dated July 9, 2012 with maturity date on the earlier of a $2 million capital raise by the Company, or February 6, 2013, and bear interest at 8%. These notes are unsecured.

Interest expense on these notes for the nine months ended September 30, 2012 and 2011 was $36,484 and $26,510, respectively. Interest expense on these notes for the three months ended September 30, 2012 was $22,161 and $4,500, respectively.

12.  Shareholders’ Deficit

Series C 10% Preferred Stock

As of December 31, 2011, all Series C Preferred Stock had been converted into common stock.

Series D 10% Preferred Stock

The Company had 18,999 shares of its Series D 10% Preferred Stock (“Series D”) outstanding as of September 30, 2012 and December 31, 2011.  Each share of Series D sold for $30, can be converted at any time into 60 shares of common stock and has voting rights of 60 shares of common stock.  In connection with the issuance of Series D, the Company issued warrants to purchase 179,970 shares of common stock.  The warrants have a life of five years to purchase a share of common stock for $1.00 and expire between November 2015 and April 2016.  The Series D has liquidation preference over common stock at a liquidation value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31 of each year that the Series D is outstanding.  Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series D automatically convert into 60 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series D are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

Since the Series D contains an embedded conversion feature, the Company performed an analysis of the Series C under ASC 815 “Derivatives and Hedging.”  This analysis determined that the embedded conversion feature was not required to be bifurcated and accounted separately from the Series D because the economic risks and characteristics of the embedded conversion feature were clearly and closely related to the economic risks and characteristics of the host contract Series D, namely the risks of the common stock.  The value of the BCF was $26,945 which was charged to equity at the time of issuance and was not included in the calculation of earnings per share.  The BCF was calculated as the difference of the FV of the conversion price and the intrinsic value of the preferred shares.

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

As of September 30, 2012 there were 18,999 shares of Series D Preferred Stock outstanding.

Series E 5% Preferred Stock

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold the Investors 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the “Series E”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000 in the aggregate. As of September 30, 2012 and December 31, 2011, there were 8,450 and 8,500 shares of Series E outstanding.

In connection with the sale of the Preferred Shares, the Company also agreed to issue to the Investors (a) warrants (“A Warrants”) to purchase up to one additional share of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares, and (b) warrants (“B Warrants”) to purchase up to 0.50 additional shares of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares. The Warrants are exercisable for five years commencing on the date of first issuance and are exercisable only for cash if there is an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants. In the absence of such a registration statement, the Warrants are exercisable for cash or on a cashless basis at the option of the holder thereof. The exercise price of the A Warrant is $0.30 per share and the B Warrant has an exercise price of $0.30 per share, subject in each case to full ratchet anti-dilution protection. The exercise price of the A Warrant was originally $0.65 and the exercise price of the B Warrant was originally $1.00 but were adjusted pursuant to the full ratchet anti-dilution protection when $249,999 of notes were issued on April 4, 2012 that contained a $0.30 conversion feature.

Pursuant to the Certificate, the Preferred Shares bear a dividend of 5%, payable quarterly in cash, or, if the dividend shares are registered for resale, in shares of the Company’s Common Stock. The effective conversion rate for the Preferred Shares was originally is $0.40 per share of Common Stock, but was adjusted to $0.30 pursuant to the full ratchet anti-dilution protection mentioned above. The Preferred Shares have voting rights on an as-converted to Common Stock basis, with the Investors (subject to certain exceptions) having the right to elect two members to the Company’s Board of Directors (“BOD”) for so long as at least 50% of the total number of Preferred Shares purchased pursuant to the Purchase Agreement are outstanding, and the right to elect one member to the Company’s BOD for so long as least 25% but less than 50% of the total number of Preferred Shares issued pursuant to the Purchase Agreement are outstanding. The Company is required to redeem any unconverted Preferred Shares on the fifth anniversary of the date of first issuance of the Preferred Shares, and has the right to require conversion at any time if the average daily trading value for any 20 consecutive trading days exceeds $250,000 and the weighted average price per share is at least $2.50 for each of those 20 consecutive trading days.

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

As of September 30, 2012 there were 8,450 shares of Series E Preferred Stock outstanding.

Common Stock

During the nine months ended September 30, 2012, there were no sales of the Company’s common stock. During the nine months ended September 30, 2011, the Company raised $3,609,359 from the issuance of 7,957,141 shares of common stock.

Stock Options

During the nine months ended September 30, 2012, the Company cancelled 4,660,994 options for employees whose employment had been terminated and granted 2,300,000 options to Jerold Rubinstein, the Company’s new Chairman of the Board and CEO on June 28, 2012, pursuant to an employment contract, 450,000 options to a director and 300,000 options to an officer. These options have a strike price of $0.35 - $0.38, which were the closing prices of the Company’s common stock on the day of grant and a five-year life. Mr. Rubinstein’s options vest monthly over a twelve-month period unless the employment contract is terminated for any reason, at which time the options vest in full. The director’s options vest ratably over a 36-month period, and the officer’s options vest one third at grant, one third after the first year and one third after the second year. The Black Scholes value of these options was $706,250 which is being amortized over the respective vesting periods.  The following assumptions were used for the Black Scholes calculation to determine this expense:

Estimated fair value of underlying common stock	$0.35 - $0.38
Remaining life	5.0
Risk-free interest rate	0.69% - 0.80%
Expected volatility	80% - 89%
Dividend yield	–

The following table sets forth the activity of our stock options:

	Options Outstanding				Options Exercisable
		Range of	Weighted Average Remaining	Weighted Average		Weighted Average Remaining	Weighted Average
	Options	Exercise	Life in	Exercise	Options	Life in	Exercise
	Outstanding	Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2010	10,269,852	$0.14 - $3.50	2.4	$0.94	8,512,684	2.0	$0.94
Cancelled	(3,110,000)	–	–	$0.43	(3,110,000)	–	$0.00
Exercised	–	–	–	–	–	–	–
Granted	5,010,000	$0.54	5.0	$0.54	3,355,000	5.0	$0.54
As of December 31, 2011	12,169,852	$0.14 - $1.50	3.2	$0.49	8,757,684	3.2	$0.40
Cancelled	(7,276,329)	–	–	–	(4,660,994)	–	–
Exercised	–	–	–	–	–	–	–
Granted	3,050,000	$0.35 - $0.38	4.8	$0.36	734,333	4.8	$0.36
As of September 30, 2012	7,943,523	$0.35 -$0.54	3.6	$0.46	4,831,023	2.9	$0.50

Warrants

During the nine months ended September 30, 2012, the Company issued six five-year warrants to purchase a total of 13,530,000 shares at prices of $0.38 to $0.75 in connection with consulting and advisory contracts. The Black Scholes value of these warrants is $4,133,690, which is being recognized over the twelve to twenty-four months of the contracts.  The following assumptions were used for the Black Scholes calculation to determine this expense:

Estimated fair value of underlying common stock	$0.38 - $0.75
Remaining life	5.0
Risk-free interest rate	0.74% - 1.80%
Expected volatility	84% - 132%
Dividend yield	–

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
		Range of	Weighted Average Remaining	Weighted Average		Weighted Average Remaining	Weighted Average
	Warrants	Exercise	Life in	Exercise	Warrants	Life in	Exercise
	Outstanding	Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2010	2,472,676	$1.00 - $2.00	4.4	$1.37	2,472,676	4.4	$1.37
Exercised	–	–	–	–	–	–	–
Granted	57,057,569	$0.65 - $1.00	4.5	$0.75	57,057,569	4.5	$0.75
As of December 31, 2011	59,530,245	$0.65 - $2.00	3.5	$2.00	59,530,245	3.5	$2.00
Exercised	–	–	–	–	–	–	–
Ratchet-down impact	56,991,667	$0.30	–	$0.30	56,991,667	–	$0.30
Granted	14,363,330	$0.30 - $0.40	4.6	$0.40	6,488,330	4.6	$0.40
As of September 30, 2012	130,885,242	$0.30 - $2.00	3.7	$0.40	123,010,242	3.7	$0.40

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

13.  Commitments and Contingencies

Office Space Rental

On May 1, 2009, the Company entered into a lease for approximately 1,800 square feet of office space in Santa Barbara, California for use as its executive offices.  This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month. The Company has vacated this space as of August 31, 2012 and accrued a year of rent payments as of June 30, 2012 to provide for the Company’s estimated liability before a new tenant takes over the lease liability. There was no cash impact from this accrual of rent payments.

On August 1, 2011, we entered into a lease for approximately 7,000 square feet of office space in Los Angeles, California.  The lease continues through November 30, 2014.  Initially, the lease had a fixed monthly rent of $19,326, subject to annual increases of 3%.  The Company was not required to pay a fixed monthly rent for months 2 through 5.  Prior to this, the Company was leasing the same office space on a month-to-month basis. The Company vacated this property in the quarter ended June 30, 2012 and accrued a year of rent payments as of June 30, 2012 to provide for the Company’s estimated liability before a new tenant takes over the lease liability. There was no cash impact from this accrual of rent payments.

On November 1, 2011, we entered into a lease for approximately 3,000 square feet of office space in Santa Barbara, California for use by our operating units.  This lease expires on October 31, 2014 with two additional three-year renewal terms available.  The initial rent plus common area charges are $7,157 per month. The Company vacated this property in the quarter ended June 30, 2012 and accrued a year of rent payments as of June 30, 2012 to provide for the Company’s estimated liability before a new tenant takes over the lease liability. There was no cash impact from this accrual of rent payments.

Rent expense for the nine months ended September 30, 2012 and 2011 was $209,749 and $105,193 respectively. Rent expense for the three months ended September 30, 2012 and 2011 was $12,351 and $58,735 respectively.

Employment and Consulting Contracts

Effective June 28, 2012, an existing director of the Company and Chairman of the Company’s Audit Committee, was elected by the Company’s board of directors as Chairman of the Board, CEO and a director of the Company’s subsidiaries. The Board of Directors of PEI elected him as Chairman of the Board and CEO. Under the terms of an employment agreement dated June 28, 2012, this CEO will receive an annual salary of $250,000 per year and will continue to serve on the Company’s board of directors and as Chairman of the Company’s Audit Committee and shall continue to receive his compensation for such services. The term of this agreement is six months with an automatic six month extension unless the Company provides written notice of non-renewal 30 days prior to the end of the initial six-month term. This executive has been granted options to purchase 2,300,000 shares of the Company’s common stock at $0.35 per share, which was the closing price of the Company’s common stock on the day of option grant. These options vest monthly over a twelve-month period. In the event the Company does not renew the second six month period, the executive resigns or the Company terminates the executive’s employment without cause, all options will immediately vest and the executive will receive all unpaid salary for the full twelve month period.

On June 28, 2012, Paul Feller, the Company’s former Chairman of the Board and CEO, resigned from all positions with the Company and its subsidiaries, including PEI. In connection therewith, pursuant to a Separation and Release Agreement, the Company and this former employee entered into a new Consulting Agreement for a term of two years at an annual salary of $250,000, subject to the Company raising at least $2,000,000 in funding. Under the Consulting Agreement, this former employee agreed to provide services in the area of business development, fund-raising and the evaluation of asset/event acquisitions to be done at the discretion of the Board of Directors. As noted in Footnote 6 “Receivable from Former Officer and Director,” the Company has a receivable from Mr. Feller of $538,500.

On August 1, 2012, the employment contract between the Company and its CFO expired and the Company and this officer are negotiating a replacement contract.

Set forth below is information concerning our known contractual obligations as of September 30, 2012 that are fixed and determinable by years ending December 31:

						After
	Total	2013	2014	2015	2016	2016
Payroll, payroll tax and personnel	$1,394,880	$1,394,880	$–	$–	$–	$–
Employee and consulting contracts	1,670,661	1,545,661	125,000	–	–	–
Notes payable	2,752,999	2,752,999	–	–	–	–
Legal judgments	90,732	90,732	–	–	–	–
Rent obligations	452,041	452,041		–	–	–
	$6,361,313	$6,236,313	$125,000	$–	$–	$–

14.  Segment Information

Each event and the Stratus White program is considered an operating segment pursuant to ASC 280 since each is budgeted separately and results of each event and the Stratus White program are tracked separately to provide the chief operating decision maker information to assess and manage each event and the Stratus White program.

The characteristics of the Stratus White program are different than the events, so that operating segment is considered a reporting segment.  The events share similar economic characteristics and are aggregated into a reporting segment pursuant to paragraph 17 of ASC 280.  All of the events provide entertainment and the logistics and production processes and methods for each event are similar:  sponsorship sales, ticket and concession sales, security, stages, public address systems and the like.  While the demographic characteristics of the audience can vary by event, all events cater to consumer entertainment.

A summary of results by segment is as follows:

	(Amounts in $000)
	As of/for the Nine Months Ended September 30, 2012				As of /for the Nine Months Ended September 30, 2011
	Credit Card	Events	Other	Total	Credit Card	Events	Other	Total
Revenues	$–	$375	$–	$375	$–	$250	$–	$250
Cost of sales	–	236	–	236	–	254	–	254
Gross loss	–	139	–	139	–	(4)	–	(4)
Deprec. & Amort	–	2	28	30	30	–	19	49
Segment gain/(loss)	–	137	(28)	109	(30)	(4)	(19)	(53)
Operating expenses	263	803	7,264	8,360	175	717	6,926	7,818
Other expenses	–	68	1,029	1,096	–	–	325	325
Net loss	$(263)	$(734)	$(8,321)	$(9,318)	$(205)	$(721)	$(7,270)	$(8,196)

Assets	$1,073	$119	$2,752	$3,944	$1,216	$96	$7,769	$9,081
Liabilities	$300	$2,271	$7,410	$9,981	$1,000	$816	$2,147	$3,963

15.  ProElite, Inc.

Effective October 21, 2009, the Company entered into a Strategic Investment Agreement with PEI pursuant to which PEI sold to the Company shares of PEI’s Series A Preferred Stock (the “Preferred Shares”). The transaction closed on June 14, 2011. The Preferred Shares are convertible into the Common Stock of PEI. The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares. The purchase price of the Preferred Shares was $2,000,000. At the close, all of the previous directors of PEI resigned and the board of directors of PEI consists of two designees of the Company and one designee of PEI. Paul Feller, the Company’s CEO at that time, became PEI’s CEO. Certain present and former key PEI executives continued with PEI. Upon the close of the transaction, the Company recorded goodwill of $1,935,621. The Company also recorded non-controlling interest of $105,263 due to negative equity of PEI at June 30, 2011. The Company has consolidated the balance sheet of PEI as of September 30, 2012 and December 31, 2011. The results of operations of PEI for the three months and nine months ended September 30, 2012 were consolidated into the Company’s results of operations.

The pro forma financial information presented below show the consolidated operations for the three and nine months ended September 30, 2011 of the Company as if the PEI acquisition had occurred as of January 1, 2011:

	Periods Ended September 30, 2011
	3 Months	9 Months

Revenues	$250,201	$506,201

Gross profit	(3,609)	181,503

Loss from operations	(4,010,283)	(8,765,049)
Interest and other expense	195,705	356,238

Net Loss	$(3,814,578)	$(8,408,811)

Basic and diluted loss per share	$(0.06)	$(0.07)

16.  Related Party Transactions

Pursuant to an investigation conducted in March 2012 directed by the Company’s Board of Directors, it was determined that Paul Feller, the Company’s former Chairman and CEO, received $640,000 in December 2010 in connection with a sale of the Company’s common stock he arranged with an outside investor. This sale was fulfilled with issuance of 2,540,000 shares of common stock issued directly by the Company. Accordingly, the Company recorded a gross receivable of $640,000 from Mr. Feller in connection with this transaction. Mr. Feller resigned from the Company on June 28, 2012.

As of December 31, 2011, this gross receivable of $640,000 was presented net of $398,790 of accrued salary, $115,000 of commissions that Mr. Feller represented in writing were paid in this transaction, $30,540 of business expenses submitted by Mr. Feller that met Company and IRS guidelines and $133,770 of business expenses that Mr. Feller represented in writing he would provide, for a net receivable of zero. As of September 30, 2012, this gross receivable of $640,000 was increased by $4,622 of personal expenses for Mr. Feller paid with Company funds, including $4,355 of registration fees paid by the Company for the vintage automobile that remains in Mr. Feller’s possession. This gross receivable of $682,722 is presented net of $30,540 of approved business expenses and $113,667 in deferred salary. Additional evidence obtained in October 2012 confirmed that the $115,000 in commissions for the stock sales were not valid commissions and this amount was removed as an offset to the gross receivable for September 30, 2012. Pursuant to a Separation and Release Agreement dated June 28, 2012 and signed by Mr. Feller on August 9, 2012 (“Separation Agreement”), Mr. Feller agreed to waive his rights to any deferred salary prior to October 1, 2011. Accordingly, the amount of deferred salary eligible for offset to the gross receivable was reduced from $398,790 at December 31, 2011 to $113,667 at September 30, 2012, which consists of $125,000 in deferred salary between October 1, 2011 and June 28, 2012, less $11,333 paid in salary during that period. In addition, Mr. Feller did not submit expense reports to support the $133,770 of expenses in the time provided for in the Separation Agreement, so that amount was removed as an offset to his receivable for September 30, 2012.

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

17.  Subsequent Events

Subsequent to September 30, 2012, Stratus Media Group, Inc. entered into a Securities Purchase Agreement, dated as of October 3, 2012 with one investor pursuant to which the Company agreed to sell to the Investor shares of the Company's Series E Convertible Preferred Stock the terms of which are set forth in the Amended and Restated Certificate of Designations of Series E Convertible Preferred Stock for a purchase price of $1,000 per share, or $1,000,000 in the aggregate. In connection with the sale of the Preferred Shares, the Company also agreed to issue to the Investor (a) warrants (“A Warrants”) to purchase up to one additional share of the Company’s common stock (“Common Stock”) for each share of Common Stock issuable upon conversion of the Preferred Shares, and (b) warrants (“B Warrants,” and, together with the A Warrants, the "Warrants") to purchase up to 0.50 additional shares of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares. The Warrants are exercisable for five years commencing on the date of first issuance and are exercisable only for cash if there is an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants. In the absence of such a registration statement, the Warrants are exercisable for cash or on a cashless basis at the option of the holder thereof. The exercise price of the Warrants is $0.30 per share, subject to full ratchet anti-dilution protection. Pursuant to the Amended Certificate, the Preferred Shares bear a dividend of 5% per annum, payable quarterly in cash, or, if the dividend shares are registered for resale, in shares of the Company’s Common Stock. The effective conversion rate for the Preferred Shares is $0.30 per share of Common Stock, subject to full ratchet anti-dilution protection. The Preferred Shares have voting rights on an as-converted to Common Stock basis. The Company is required to redeem any unconverted Preferred Shares on the fifth anniversary of the date of first issuance of shares of Preferred Stock, and has the right to require conversion at any time if the average daily trading value of shares of Common Stock for any twenty consecutive trading days exceeds $250,000 and the weighted average price per share is at least $2.50 for each of those twenty consecutive trading days. To secure the Company’s obligation to redeem the Preferred Shares, the Company entered into a Security Agreement dated as of October 3, 2012, pursuant to which the Company has agreed to grant the holders of the Preferred Shares a security interest in all of its assets, subject to the security interest granted by the Company in May 2011 to prior investors in the Preferred Stock. The Company has agreed to file a registration statement with the SEC covering the resale of the shares (a) issuable upon conversion of the Preferred Shares and exercise of the Warrants, and (b) issued as dividends payable in shares of Common Stock pursuant to the Amended Certificate. Upon the occurrence of certain events set forth in the Purchase Agreement, including the failure to timely file the registration statement or have the registration statement timely declared effective, the Company will pay to the Investor an amount of cash equal to 1% of the aggregate purchase price of the Preferred Shares, Warrants and shares of Common Stock issued upon conversion of the Preferred Shares, as the case may be, held by the Investor as of the date of such event, for each 30-day period during such default; provided, however, that the payments will not exceed 10% of the aggregate purchase price.

After September 30, 2012, $500,000 was advanced to ProElite pursuant to a convertible promissory note that bears interest at 7% and is due in October 2013. If ProElite or the Company enter into a financing of greater than $2,000,000 prior to this due date, this note will automatically convert to common stock at 50% of the stock price used in such financing. The note is secured by the assets of ProElite.

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

PSEI, a California corporation, was organized on November 23, 1998 and specializes in sports and entertainment events that it owns, operates, manages, markets and sells in national markets.  PSEI acquired the business of Stratus Rewards, LLC (“Stratus White”) in August 2005 and Stratus White is a wholly-owned subsidiary of PSEI.  Stratus White is a credit card rewards program that uses the Visa card platform to offers a unique luxury rewards redemption program, including private jet travel, premium travel opportunities, exclusive events and luxury merchandise.

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

Stratus Business Plan

The business plan of Stratus is to operate the Stratus White program and to own and realize from our events all available event  revenue  rights from tickets/admissions, corporate sponsorship, television, print, radio, Internet, merchandising, and hospitality. With additional funding, the objective of management is to build a profitable business by implementing an aggressive acquisition growth plan to acquire quality companies, build corporate infrastructure, and increase organic growth.  The plan is to leverage operational efficiencies across an expanded portfolio of events to reduce costs and increase revenues.  The Company’s management is currently reviewing all the Company’s existing businesses to determine which businesses to activate and when, depending on the availability of capital. As of September 30, 2012, the Company elected to not pursue the Beverly Hills Concours, Maui Music Festival and Freedom Bowl events and took $197,500 of impairment charges to bring the value of these events to zero.

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

Critical Accounting Policies

Goodwill and Intangible Assets

Intangible assets consist of goodwill from acquisitions of ProElite and Stratus White Visa Card (“Stratus White”). Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply FASB ASC Topic 350 Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

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

A portion of the consideration used to purchase the Stratus White card program was allocated to specific assets, as disclosed in the footnotes to the financial statements, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill.

The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year.  In between valuations, the Company conducts additional tests if circumstances warrant such testing.  As of September 30, 2012, the Company elected to not pursue the Beverly Hills Concours, Maui Music Festival and Freedom Bowl events and took $197,500 of impairment charges to bring the value of these events to zero.

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

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk and small companies in general, factors specific to the Company and the business that range from 10.0% for events to 40% for the Stratus White card.  The total discount rates ranged from 35% for events to 65% for the Stratus White program.  Terminal values are determined by taking cash flows in year five of the forecast, then applying an annual growth of 2.2% to 4.1% for the next seven years and discounting that stream of cash flows by the discount rate used for that section of the business.

If the Company determines that the discount factor for cash flows should be increased, or the event will not be able to being operations when planned, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations of the current carrying value of the intangible assets of $3,161,966.

Results of Operations for the Three Months Ended September 30, 2012

Revenues

Revenues for the three months ended September 30, 2012 (“Current Period”) were $143,334, a decrease of $106,867, or 143%, from $250,201 for the same three month period ended September 30, 2011 (“Prior Period”). ProElite royalty payments were $143,334 in the Current Period, an increase of $36,334, or 34%, from $107,000 in the Prior Period. Revenues in the Prior Period also included $142,059 from PEI live events and $1,142 from PEI merchandise sales, which were not repeated in the Current Period.

Gross Profit

Gross profit in the Current Period was $142,484 compared to a gross loss of $3,609 for the same period of 2011. This change from the prior period relates to costs to conduct a ProElite event in the third quarter of 2011.

Operating Expenses

Overall operating expenses for the Current Period were $3,568,734, a decrease of $567,940, or 14% from $4,136,674 during the Prior Period.  This decrease was primarily due to a reduction in general and administrative expense of $1,496,351 and $802,755 reduction in legal and professional services, offset by an increase in warrants, options and stock expense of $1,545,625. General and administrative expense reductions from the Prior Period to the Current Period were related to lower levels of staffing and business activity, primarily with a $315,996 reduction in travel and entertainment, and a $172,112 reduction in marketing and website expenses. Lower legal and professional expense reductions in the Current Period were primarily related to lower levels of activity related to outside legal actions and reduced use of consultants.

Impairment of intangible assets was $197,500 for the Current Period, compared with $0 in the Prior Period. During the Current Period, the Company elected to not pursue the Beverly Hills Concours, Maui Music Festival and Freedom Bowl events and took $197,500 of impairment charges to bring the value of these events to zero, with no such charges in the Prior Period.

Warrants, options and stock expense was increased by $1,545,625 in the Current Period, primarily from the issuance of 13,530,000 warrants in the three months ended September 30, 2012 for consulting and financial advisory work relating to fundraising, which have a total Black Scholes expense of $4,133,690 that is being amortized over a year and resulted in $902,990 of expense in the Current Period. Quarterly expense for these warrants will be $946,900 for each of the quarters ending December 31, 2012 and March 31, 2013, $843,050 for the quarter ending June 30, 2013 and $390,000 for the quarter ending September 30, 2013.

In the nine months ended September 30, 2012, there were options issued for 3,050,000 shares, of which 2,300,000 shares vest over one year and the remainder over three years. The total Black Scholes expense for these options was $706,520, of which $214,547 was recognized for the Current Period. Quarterly expense for these options will be $219,693 for each of the quarters ending December 31, 2012, March 31, 2013 and June 30, 2013, and $92,083 for the quarter ending September 30, 2013.

Starting July 1, 2011, existing options for directors were replaced with restricted stock grants totaling 3,240,833 shares, which was increased by 450,000 shares with the addition of a new director in August 2012 for a total of 3,690,833 shares. The total expense for these stock grants was $1,791,417, which is being amortized over two and a half years following an initial six-month period of non-vesting. Expense for the Current Period was $756,637, which included an adjustment for this initial vesting period and an accelerated vesting of shares previously granted to a new board member as an advisory member. Quarterly expense for these restricted shares will be $149,285 per quarter from the fourth quarter ending December 31, 2012 to the third quarter ending September 30, 2013.

Interest and Other Expense

Other income was $133,770 for the Current Period compared to $0 for the same period of 2011, related to Paul Feller, the Company’s former Chairman and Chief Executive Officer, not turning in expense reports in the time frame specified in his separation agreement and thus not qualifying for reimbursement. This amount had originally been taken from a reserve established for Mr. Feller’s potential expenses. Since this reserve was not intended for use by any other officers or directors, it was reclassed to other income rather than returning this amount to the reserve.

Total interest expense was $172,057 in the Current Period compared with an interest expense of $195,705 in the Prior Period, primarily from a reduction in other debt from the Prior Period to the Current Period. Interest on the Series E Preferred shares were similar in the Current Period as the Prior Period as the balances of outstanding Series E Preferred shares were similar for each quarter.

Results of Operations for the Nine Months Ended September 30, 2012

Revenues

Revenues for the nine months ended September 30, 2012 (“Current Period”) were $374,542, an increase of $124,34`, or 50%, compared to $250,201 for the nine months ended September 30, 2011 (“Prior Period”), all of which were generated by ProElite.   Revenues for the Current Period consisted of $88,877 for life events and $285,665 for royalty payments and revenues for the Prior Period consisted of $142,059 for live events and $108,142 for royalty payments.

Gross profit

Gross profit was $138,739 for the Current Period compared to a loss of $3,609 for the Prior Period. Event revenues and costs were consistent between years and the profit increase is from additional royalty payments received during the first nine months of 2012.

Operating Expenses

Overall operating expenses for the Current Period were $8,359,830, an increase of $492,055, or 6%, from $7,867,775 in the Prior Period.  In the Current Period, general and administrative expenses were down $879,599, or 19%, legal and professional expenses were up by $96,440, or 5% and warrants and options expense was up by $1,096,673, or 90%.

The reduction of $879,599 in general and administrative expenses in the Current Period was primarily due to a $435,540 reduction in travel and entertainment expenses and a $214,723 reduction in marketing, promotion and website expenses, along with reductions in expenses related to reduced staffing and business activity. Legal and professional services increased by $96,440 as consulting fees increased by $176,440 related to stock issued for management consulting services, $360,000 accrued for management consultants and $150,000 incurred in consulting for the Perugia International Film Festival, offset by a $312,069 reduction in legal fees and a $335,941 reduction in other consulting expenses.

Impairment of intangible assets was $197,500 for the Current Period, compared with $0 in the Prior Period. During the Current Period, the Company elected to not pursue the Beverly Hills Concours, Maui Music Festival and Freedom Bowl events and took $197,500 of impairment charges to bring the value of these events to zero, with no such charges in the Prior Period.

Warrants, options and stock expense was increased by $1,096,643 in the Current Period, primarily from the issuance of 13,530,000 warrants in the Current Period for consulting and financial advisory work relating to fundraising, which have a total Black Scholes expense of $4,133,690 that is being amortized over a year and resulted in $1,006,840 of expense in the Current Period. Quarterly expense for these warrants will be $946,900 for each of the quarters ending December 31, 2012 and March 31, 2013, $843,050 for the quarter ending June 30, 2013 and $390,000 for the quarter ending September 30, 2013.

In the nine months ended September 30, 2012, there were options issued for 3,050,000 shares, of which 2,300,000 shares vest over one year and the remainder over three years. The total Black Scholes expense for these options was $706,520, of which $366,213 was recognized for the Current Period. Quarterly expense for these options will be $219,693 for each of the quarters ending December 31, 2012, March 31, 2013 and June 30, 2013, and $92,083 for the quarter ending September 30, 2013.

Starting July 1, 2011, existing options for directors were replaced with restricted stock grants totaling 3,240,833 shares, which was increased by 450,000 shares with the addition of a new director in August 2012 for a total of 3,690,833 shares. The total expense for these stock grants was $1,791,417, which is being amortized over two and a half years following an initial six-month period of non-vesting. Expense for the Current Period was $938,243, which included an adjustment for this initial vesting period and an accelerated vesting of shares previously granted to a new board member as an advisory member. Quarterly expense for these restricted shares will be $149,285 per quarter from the fourth quarter ending December 31, 2012 to the third quarter ending September 30, 2013.

Interest and Other Expense

Other expense was $626,926 in the Current Period compared with other income of $0 in the Prior Period. This increase is primarily related to $452,041 of estimated rent liability for facilities no longer occupied by the Company and $300,000 potential damage liability for water damage at one of the Company’s facilities that may not be covered by insurance, offset by $133,770. This offset is related to Paul Feller, the Company’s former Chairman and Chief Executive Officer, not turning in expense reports in the time frame specified in his separation agreement and thus being ineligible for reimbursement. This amount had originally been taken from a reserve established for Mr. Feller’s potential expenses. Since this reserve was not intended for use by any other officers or directors, it was reclassed as other income rather than returning this amount to the reserve.

Interest expense was $469,848 in the Current Period, an increase of $145,304 from $324,544 in the Prior Period, primarily for interest associated with the Series E Preferred Stock that was outstanding for nine months in the Current Period and four months in the Prior Period.

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

On January 25, 2012, the Company received $1,000,000 for a note payable to a shareholder repayable upon the earlier of completion of $1,000,000 in funding, or May 24, 2012, plus interest at 0.19%, secured by the assets of ProElite. This note is in default. The noteholder has a warrant to purchase ProElite shares at $0.05 per share that increases each month when the loan is in default. This note is in default. As of September 30, 2012, he had a resulting warrant to purchase 15.5 percent of ProElite.

On April 4, 2012, the Company issued a promissory note for $249,999. This note bears interest at 10% with principal and interest due on October 4, 2012. Until the note is paid, the holder has the right to convert some or all of the principal balance of the note into the Company’s common stock at $0.30 per share. In consideration of the loan to the Company, the Company issued a five-year warrant to purchase 833,330 shares of the Company’s common stock at $0.40 per share and a five-year warrant to purchase from the Company 12,500,000 shares of the Common Stock of PEI owned by the Company at an exercise price of $0.02 per share. The warrant shares are before the anticipated 1:25 reverse split of the Common Stock of PEI. All of the underlying shares related to this note carry “piggyback” registration rights. This note is in default.

On May 11, 2012, the Company issued three promissory notes in the aggregate principal amount of $350,000. These notes bear interest at 10% with principal and interest due on the earlier of November 11, 2012, or the receipt by the Company of $2,000,000 or more of gross proceeds from the sale of equity securities. These notes are secured by the assets of the Company on a pari passu basis with the holders of the Company’s Series E Preferred Stock. This note is in default.

The Company received $309,000 for notes payable to 11 investors dated July 9, 2012 with maturity date on the earlier of a $2 million capital raise by the company, or February 6, 2013 and bear interest at 8%. These notes are unsecured.

Cash Flows

The following table sets forth our cash flows as of the dates indicated:

	Nine Months Ended September30,
	2012	2011
Operating activities	$(2,812,853)	$(8,684,837)
Investing activities	–	(924,065)
Financing activities	2,871,316	11,138,475
Net change in cash	$58,463	$1,529,573

Operating Activities

Operating cash flows for the nine months ended September 30, 2012 reflect the net loss of $9,317,861, primarily offset by $2,532,297 of expenses for stock options, warrants and stock, and $3,825,602 of working capital decreases, primarily an increase in deferred salary of $1,225,441 for employees who have been working but not been paid, an increase in other accrued expenses and liabilities of $980,704, a $538,515 increase in receivable from a former officer and director and $398,649 of accrued interest.

Operating cash flows for the nine months ended September 30, 2011 reflects the net loss of $8,195,928, offset by changes in working capital of $1,869,106 primarily reflecting the reductions in various current liabilities, depreciation and amortization of $48,572, non-cash options expenses of $1,124,624.

Investing Activities

There were no investing activities for the nine months ended September 30, 2012.

During the nine months ended September 30, 2011, the Company invested $130,578 in office machines, computer equipment and an automobile.  We also advanced funds to PEI and the Core Tour totaling $860,895 to complete those acquisitions.

Financing Activities

During the nine months ended September 30, 2012, we received $2,871,316 in proceeds from notes payable.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (“ICFR”) that occurred during the nine months ended September 30, 2012 from those reported in our 2011 Form 10-K that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2011, four of our shareholders filed an action in Superior Court of California, in Santa Barbara County (lead plaintiff is Howell Douglas Wood (“Wood”)), against us, our Chief Executive Officer at that time (“CEO”), Chief Financial Officer (“CFO”) and its outside directors. The complaint alleges violations of the California Corporations Code relating to the issuance of securities to the plaintiffs, fraud, breach of fiduciary duty, breach of contract, and breach of the covenant of good faith and fair dealing relating to the handling of requests by the plaintiffs to sell their shares. The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. In motions filed with the Court, the Company took the position that the claims were without merit, and aggressively defended the action. In October 2012, the parties reached an agreement whereby the matter has been resolved to the parties’ mutual satisfaction, and the Company anticipates that the lawsuit will be dismissed within the next 60 days of the filing of this report.

In November 2011, 12 additional shareholders filed an action in Superior Court of California, in Santa Barbara County (lead plaintiff is Jeffrey Tuttle), against us, our then CEO, CFO and its outside directors. This complaint was filed by the same law firms as the Wood complaint, and is similar to the Wood complaint.  As with the Wood complaint, the Tuttle complaint alleges violations of the California Corporations Code relating to the issuance of securities to the plaintiffs, fraud, breach of fiduciary duty, breach of contract, and breach of the covenant of good faith and fair dealing relating to the handling of requests by the plaintiffs to sell their shares. The complaint seeks unspecified compensatory and punitive damages, recovery of attorney fees and costs and certain equitable relief. In motions filed with the Court, the Company took the position that the claims were without merit, and aggressively defended the action. In October 2012, the parties reached an agreement whereby the matter has been resolved to the parties’ mutual satisfaction, and the Company anticipates that the lawsuit will be dismissed within the next 60 days of the filing of this report.

ITEM 1A.	RISK FACTORS Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	MINE SAFETY DISCLOSURES None

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS MEDIA GROUP, INC.

By:	/s/ Jerold Rubinstein
Jerold Rubinstein
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Principal Financial Officer

Date:	November 19, 2012

