Form 10-K
period 2012-12-31
Stratus Media Group, Inc
filed 2013-04-16
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-24477

STRATUS MEDIA GROUP, INC.

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	#30-0645032 (I.R.S. Employer Identification No.)

1800 Century Park East, 6th Floor, Los Angeles CA 90067

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2012 was $10,016,251 (excludes shares held by directors and executive officers).

The number of shares of common stock outstanding at April 15, 2013 was 90,473,475 shares.

STRATUS MEDIA GROUP, INC.

FORM 10-K

DECEMBER 31, 2012

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  We attempt, whenever possible, to identify these forward- looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “estimates,” “believes,” “should,” “projects,” or “continue,” or the negative of those words and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements.  These statements may relate to, but are not limited to, expectations of future operating results or financial performance, acquisitions, plans for growth and future operations, as well as assumptions relating to the foregoing.

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

PART I

Item 1.  BUSINESS

Stratus History

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 49,500,000 shares of its common stock for all issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”).  In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company”, “Stratus”, or “SMDI”).   PSEI, a California corporation, was organized on November 23, 1998. PSEI acquired the business of Stratus White, LLC (“Stratus White”) in August 2005.

In June 2011, the Company acquired Series A Convertible Preferred Stock of ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organizes and promotes mixed martial arts (“MMA”) matches.   These holdings of Series A Convertible Preferred Stock provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.

Current Status

Stratus has no events currently scheduled pending receipt of sufficient funds from financings which it is currently pursuing.  In the absence of obtaining sufficient funds, Stratus will be unable to schedule or reschedule some or all of its events and implement its business plan. Given the Company’s current financial status, the Company plans to focus its current efforts on its MMA business and temporarily suspend development of its other businesses.

ProElite History

On October 3, 2006, pursuant to a Share Exchange Agreement dated concurrently between PEI and the shareholders of Real Sport, Inc. PEI issued 25,000,000 shares of PEI’s common stock in exchange for all of the issued and outstanding shares of Real Sport. As a result of this reverse merger transaction, Real Sport became a wholly-owned subsidiary of PEI, though from an historical perspective it was deemed to have been the acquirer in the reverse merger and the survivor of the reorganization. Concurrently with the closing of the reverse merger, PEI completed a private placement of its securities with gross proceeds of $10,000,000. Real Sport was the holding company of ProElite.com (formerly EliteXC.com and I-Fight, Inc.) and EliteXC Live (formerly MMA Live, Inc. and Jungle Fight, Inc.), which were formed on August 10 and September 13, 2006, respectively.

On October 20, 2008, management of PEI, with Board ratification, decided to close or sell all operations and began an extended period of restructuring its balance sheet, divesting itself of certain assets, settlement of contingent liabilities, and attempting to raise additional capital. Effective October 12, 2009, the ProElite entered into a Strategic Investment Agreement with Stratus, pursuant to which ProElite agreed to sell to Stratus, shares of the ProElite’s Series A Preferred Stock, which provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.  The Stratus transaction closed in June 2011.

On February 5, 2009 the Company entered into an Asset Purchase Agreement and other related agreements with Explosion Entertainment, LLC (“Strikeforce”). Under the terms of the Purchase Agreement, Strikeforce acquired from the Company certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets. Consideration paid for the assets consisted of (i) $3 million in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”).  PEI was informed in March 2013 that Strikeforce was no longer conducting these Showtime events and there will be no further license fees received by PEI.

OPERATIONS

Overview

Subject to the availability of sufficient capital, our business plan is to capitalize on the popularity and growth of MMA by rebuilding ProElite MMA as a global brand.  MMA has seen substantial growth over the last several years as evidenced by its mainstream acceptance and increased Pay Per View ("PPV") buys and interest by national media including Fox, ESPN, CBS, Viacom, 60 Minutes and Sports Illustrated.  We plan on reaching MMA fans and participants through traditional marketing channels print, television, radio and through Internet-based marketing channels.

ProElite has successfully run multiple events in the past on CBS, Showtime and PPV.  Assuming the availability of sufficient capital, ProElite plans to run multiple events per year.  ProElite’s business model includes partnering with (and creating) distribution channels for the video content created by our live events and on-line products.  The distribution channels may include network television, cable, PPV, internet protocol TV, video on demand, online applications and other major web portals as well as additional television network and cable channels.  Each live event may generate up to six hours of MMA related video footage.  We have had discussions with several entities regarding licensing deals for the rights to hundreds of hours of our MMA footage.  This footage can be edited into videos or other formats that can be sold or used to market our fighters and future events.

Seasonality

The MMA business operates year-round and is not subject to seasonal changes.

Operating History

In the past, ProElite promoted some of the most successful MMA events under its EliteXC brand and conducted its first event in 2007. In addition to promoting fights and developing fighters, ProElite also acquired several long-standing MMA brands including “King of the Cage,” Hawaii-based “Icon Sport” and British promotion “Cage Rage,” and developed working relationships with “Rumble on the Rock,” Japanese-based “DREAM,” South Korean-based “Spirit MC,” and “Strikeforce.” ProElite attained one of the largest U.S. television audiences in MMA history with 6.51 million viewers who tuned in to watch Kimbo Slice on EliteXC’s “Primetime” on CBS in 2008. This broadcast generated higher ratings than the Stanley Cup Finals for hockey carried on NBC in the same time slot. ProElite continues to own an economic interest in King of the Cage and also owns a video library of events that aired on Showtime along with video content from other promotions featuring current and past champions. ProElite is also recognized as an innovator in popularizing women fighters in the sport of MMA.

We elected to replace the EliteXC brand with the ProElite MMA brand, which was introduced on August 27, 2011 in Honolulu, Hawaii, which was the Company’s fourth event at the Blaisdell Arena. This event attracted over 3,500 people to the Blaisdell Arena and management believes the event was considered a success by industry insiders.  The event attracted significant press with event being covered by both local and national media and streamed live on Sherdog.com and featured Monster Energy Drink and Coors Light as sponsors.

ProElite signed a television broadcast deal with AXS TV (formerly HDNet) in October 2011.  Our broadcast deal with AXS TV called for multiple fights in 2012 and beyond.  AXS TV pays the Company a license fee and also pays for production of the events.  ProElite owns the Intellectual Property (“IP”) to the events and also retains all international rights to the events. AXS TV is currently aired in approximately 38 million homes and is considered the destination for MMA on pay television. AXS TV recently changed its name to AXS TV and entered into partnership agreements with CAA, AEG, and Ryan Seacrest Productions that promise to increase the visibility and reach of the network.

Our first event on AXS TV was November 5, 2011 in Moline, IL.  The card included two former Ultimate Fighting Championship (“UFC’) heavyweight champions in Andrei Arlovski and Tim Sylvia and also ran the first round of our Heavyweight Grand Prix. The Company’s most recent event was held on January 21, 2012 in Honolulu, HI and aired live on AXS TV.  The main event featured Kendall Grove versus Japanese superstar Ikuhisa (“Minowaman”) Minowa.  Prior to the event, the Company announced a partnership with DREAM, a leading Japanese MMA promoter, that will include fighter sharing and future joint promotions on events in both Japan and the US.

Industry and Competition

Management believes that MMA is among the fastest growing sports in the world.  Currently, the sport is licensed in every state in the U.S. except New York, Connecticut, Montana, and Alaska.  MMA is popular internationally with a number of its stars from outside the U.S., including Brazil, United Kingdom, Japan and Korea.  MMA matches have taken place in many foreign countries.

MMA has seen substantial growth over the last several years as evidenced by its mainstream acceptance and increased PPV buys and interest by national media and television distribution contracts including CBS, Showtime, Fox, Viacom, and NBC. Unlike other professional sports (NFL, MLB) in the United States, MMA is now truly a global sport and is poised to see significant growth in international markets. MMA events sell out arenas in the UK and Martial Arts has been popular in Asia for decades. India has also launched its first fight league. Russia is in the process of making MMA a national sport and will be investing significant capital to set up training centers across the country to develop new talent. Finally, there is significant momentum to make MMA an Olympic sport which will only grow the global fan base and talent pool.

Ultimate Fighting Championship (“UFC”) is currently the preeminent entity in MMA. UFC began operations when the “No-Holds-Barred Fight League” was purchased by the Fertitta Brothers (Stations Casinos) in 2001. According to industry sources, UFC did an estimated 9 million total PPV buys in 2010 at an average price point of $50 for their events (UFC keeps approximately half of the $50). This was based on 15 shows compared to 7.75 million cumulative buys in 2009 for 13 shows. UFC generates an estimated $350 million to $450 million in annual revenue. The parent company of the UFC is Zuffa, LLC, which is associated with Station Casinos. Zuffa owns the UFC as well as recently acquired Strikeforce (Strikeforce was the second largest promotion for MMA prior to its acquisition).

In August 2011, UFC signed a seven-year television broadcast deal with FOX.  The deal is reportedly worth up to $100 million per year.  UFC will run four live events per year on the FOX broadcast network.  UFC’s first fight on FOX was on November 12th, 2011.  The ‘Ultimate Fighter’ reality show will run on FX.UFC will also run a additional live events on FX and Fuel TV.  Finally, Fuel TV (part of the FOX family) will run some past fight footage, other UFC programming, and help promote all live events with pre and post-fight shows.

All of the other previous broadcast partners of UFC (NBC Sports, ION, DirectTV, etc.) will not be airing future UFC programming. As a result, management believes there is considerable potential for The Company to enter into relationships with these previous partners and other U.S. based television networks.  In addition, international MMA markets continue to blossom both for television license fees and PPV opportunities.  Bellator runs tournament style MMA events and first aired on ESPN Deportes in 2009. They initially started focusing on the Latin market. After their first season they signed a multi-year deal with FOX Sports. Bellator was purchased by Viacom in 2012 and now runs on Spike. Other notable participants in the MMA market include One FC and King of the Cage.

Strikeforce, which was the #2 player in MMA, was purchased in 2011 by Zuffa for a reported $40 million. Zuffa, the parent company of the UFC, has acquired a number of other brands in the past and has always folded the brands into the UFC.

The Opportunity

Despite its phenomenal growth and popularity, the Company believes that MMA is still in its infancy with significant potential for further growth, especially in certain international markets. Subject to sufficient capital, we plan on running events in 2013 across the United States.  We are also looking at key international markets and to further develop key international relationships

Instead of trying to compete with industry leader, UFC from day one, the model for ProElite is based on controlled growth backed by major cost efficiencies as ProElite builds and brands both the domestic and international markets through a traditional and new media marketing strategy.

Our plan is to sign top free agents and also up and coming fighters that we can build. The free agents that we will sign will have ‘name sizzle’ but will still be fighters that we believe we can build around. We will also try to sign top free agents who fit into our budget. The up and coming fighters are the future of the brand and we feel having a good mix of top, established fighters and younger fighters will enable us to effectively build out our fighter roster. We will also utilize our collective industry relationship for significant savings on venue deals, fighter salaries and bonuses and other expenses while maximizing revenue per event.

While television PPV is a major source of revenue for MMA in the United States, worldwide PPV revenues are virtually nonexistent. Management believes there is a great opportunity to reach international PPV markets through the internet and improved video distribution technologies. We are also developing deals with distribution channels to monetize the content from our past events and help us promote our events.

We expect to make extensive use of the Internet to help grow our business. There are a number of websites devoted to MMA that will be useful for us to partner with. We have developed our own website, www.proelite.com, to assist in marketing our fighters, events and brands. We will also utilize social media to help promote and grow our brand. We also plan on utilizing Facebook and other social media properties to help grow and market our brand.

Our plan is to effectively grow our fighter roster, develop key geographic markets where it can put on successful events, and to secure a long term broadcast partner that can help us grow our brand.  We also plan to extend our reach into key international markets that have not been fully exploited.  We also have a number of strategic partners across the globe.

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

RISKS RELATING TO OUR BUSINESS

Risks Related To Our Business

Capital constraints have resulted in the employees of Stratus not being paid on a regular basis from February 16, 2012 to the date of this report, the Company has vacated most of its office space and is behind on payments to a number of critical vendors.

Capital constraints necessitated that the Company reduce staff beginning February 16, 2012 and the Company has not been able to pay employees on a regular basis, resulting in unpaid salaries of $1,152,933 as of December 31, 2012.  During this period, a limited number of employees continued to provide services to the Company.  While operations have continued on a limited basis during this time, activities were largely halted during this period for event production and development of the Stratus White credit card program.  This furlough period may make it more difficult to restart the Company’s operations effectively. In addition, the Company has vacated three offices and now operates from a small office in Los Angeles. The Company is liable for rent payments for the remainder of the related lease terms and the present value of these payments was $1,260,645 as of December 31, 2012.  Delays in payments for the Company’s office space and other vendors may have impaired the Company’s credit and standing with its suppliers such that more cash may be required to restart the Company’s operations and events.

The Company will require significant additional funding to implement its business plan.

The Company is actively engaged in raising capital, but there is no assurance it will be able to do so.  If the Company cannot raise capital the ability of the Company to implement its business plan may be materially impacted.

Our company is in early stages of development, which increases the risk of investments in our common stock.

Once sufficient capital is obtained, we will be re-establishing our events, and will be in the process of bringing our staffing, infrastructure and marketing programs to an operational level.  There are several experienced managers who have continued with the Company and will be the nucleus of the operational team, but restoring operations will be in the early stages of development.

We have incurred substantial losses, are in the process of establishing business operations, and have received a “going concern” qualification from our auditors, which indicates that there are substantial risks in our establishing profitable operations and that we will need capital to continue as a going concern.

As noted in the opinion of our independent auditors, “The accompanying financial statements have been prepared assuming we will continue as a going concern.”  As discussed in Note 2 to the financial statements, we have suffered recurring losses and have negative cash flow from operations.  This raises substantial doubt about our ability to continue as a going concern.  We had net losses for 2012 and 2011 of $13,846,229 and $15,927,846, respectively.  As of December 31, 2012, we had negative working capital of $10,001,391 and an accumulated deficit of $56,027,608.

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

Goodwill comprises most of our assets and is subject to impairment charges that would increase our losses.  Such losses could have a negative impact on the price of our common stock.

As of December 31, 2012, the total of our goodwill was $1,935,621 or 79% of our total assets of $2,446,797.  This goodwill is evaluated on an annual basis for impairment of the balance sheet value due to active or dormant status, competitive conditions, changes in our plans, and other factors that we determine are highly likely to reduce the ability of these assets to generate cash in the future.

Given the Company’s current financial status, the Company plans to focus its current efforts on its ProElite MMA business and suspend development of its other businesses. Accordingly, all intangible assets other than the goodwill of ProElite, were considered to be fully impaired, resulting in an impairment expense of $1,423,844 for the year ended December 31, 2012.

Additional impairment charges could be required in the future, which would increase losses and reduce our asset base accordingly and which could have an adverse impact on the price of our common stock.

Our strategy includes plans for expansion by acquisition, which will require additional capital.

While we are investigating potential acquisitions, we have not commenced negotiations with any targets. We need to raise additional capital to complete any acquisitions, and there can be no assurances we will be able to do so, or will choose to do so. While we intend that the value added by acquisitions will more than offset the dilution created by the issuance of shares for acquisitions, there can be no assurance that this offset will occur. Additional financing for future acquisitions may be unavailable and, depending on the terms of the proposed acquisitions, financings may be restricted by the terms of credit agreements and privately placed debt securities contained in the financing. Any debt financing would require payments of principal and interest and would adversely impact our cash flow. Furthermore, future acquisitions may result in charges to operations relating to losses to the acquired events, interest expense, or the write down of goodwill, thereby increasing our losses or reducing or eliminating our earnings, if any.

We are investigating potential acquisitions, which have inherent risks.

Although management continues to investigate potential acquisitions, any acquisitions consummated by the Company involve substantial expenditures and risks on our part. There can be no assurance that acquisitions will be identified or completed successfully or, if completed, will yield the expected benefits to us, or will not materially and adversely affect our business, financial condition or results of operations. There can be no assurance that the value attributed by the market to acquisitions will offset the dilution created by the issuance of any additional shares issued in connection with an acquisition. Furthermore, consummation of the intended acquisitions could result in charges to operations relating to losses from the acquired events, interest expense, or the write down of goodwill, which would increase our losses or reduce or eliminate our earnings, if any. As a result of the foregoing, there can be no assurance as to when the intended acquisitions will be consummated or that they will be consummated. Furthermore, the results of the intended acquisitions may fail to conform to the assumptions of management. Therefore, in analyzing the information in this document, stockholders should consider that the intended acquisitions may not be consummated at all.

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

RISKS RELATING TO MMA

We may be unable to compete successfully with our competitors.

We face competition from existing international organizations such as Bellator and UFC.  UFC produces MMA events for cable television through its agreement with Fox and for pay-per-view audiences. Bellator has a current television deal with Spike TV.

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

Many of our competitors have greater technical and financial resources than we do. Some of these competitors have also been in operation for a longer period of time and have accumulated an installed base of fans.  If we are unable to distinguish our MMA events and products from competing events, or if competing products reach the market first, we may be unable to compete successfully with current or future competitors.  This would cause our revenues to decline and affect our ability to achieve profitability.

We may be unable to compete with new competitors with greater resources that enter into the mixed martial arts industry.

As the MMA industry continues to grow and gain mainstream popularity, new competitors will enter the MMA market and they may have superior resources to us.  We may not have the resources necessary to compete with these new competitors, nor is there any guarantee that these new competitors will prevent the Company from accomplishing its goals.

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

MMA is a relatively new sport, so its continued popularity cannot be assumed like baseball, basketball, football, golf, or boxing.  As public tastes can change frequently, interest in MMA may decline in the future.  Such decline would threaten our ability to generate revenue and earn profits.

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

The creation, marketing and distribution of our live entertainment, including any PPV events, are at the core of our business plan and are critical to our ability to generate revenues across our media platforms and product outlets.  Our failure to create popular and compelling live events would likely adversely affect our operating results.

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

We may enter into agreements with other mixed martial arts organizations or promotion companies to co-promote or co-produce a live MMA event.  We will have limited control over the promotion or production aspects of the event, which may impact the gate ticket sales at the event and affect gate revenues.  We cannot guarantee that any revenues or fees we receive in connection with such events will exceed our costs.  We cannot guarantee that promoting or producing a live event with another MMA organization or promotion company will not negatively impact our image in the MMA community.

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

The number of professional MMA fighters is small in relation to other professional sports, as is the number of first-rate, non-pro fighters who might fight professionally in the future.  Our prospects could decline and investments in the Company could be impaired if our fighters are recruited by competitors or decide to pursue other occupations.  The lack of working capital could result in our loss of some key fighters.

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

Our business requires uniquely trained and experienced professionals, and our success depends in large part upon our ability to attract, develop, motivate, and retain highly skilled personnel.  Qualified employees will be a limited resource for the foreseeable future.  If we are unable to retain necessary personnel, our business will probably suffer, and investors may incur losses on their investment in Stratus.  Furthermore, our limited operating history may require Stratus to pay above market salaries in order to attract qualified personnel which could impact our profitability.

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

Although the production and distribution of television programming by independent producers is not directly regulated by the federal or state governments in the U.S., the marketplace for television programming in the United States is affected significantly by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels.  Assuming we enter into distribution arrangements, we plan to voluntarily designate the suitability of each of our television programs for audiences using standard industry practices.  A number of governmental and private sector initiatives relating to the content of media programming in recent years have been announced in response to recent events unrelated to us or MMA.  Changes in governmental policy and private sector perceptions could further restrict our program content and adversely affect our viewership levels and operating results, as well as the willingness of broadcasters to distribute our programming.

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

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

From March 28, 2011 to March 28, 2013, the average price of our common stock was $ 0.48 per share, with a low of $0.08 and a high of $ 1.00, on an average trading volume per day of 29,467 shares.  The closing price of our common stock on March 28, 2013 was $0.15. As noted below, it is possible that trading volumes could increase significantly and such increased volume could lead to significant fluctuations in the price of our stock.

The company is the result of a “reverse merger” with a shell entity, resulting in a limitation on shareholder’s use of Rule 144 exemptions for resale.

Since the Company had a “reverse merger” with a shell entity, resale of your shares under Rule 144 may be limited.  The use of Rule 144 is the most common method of selling restricted shares. Rule 144(i) pertains to shares issued by a former shell company that executed a reverse merger.  Under Rule 144(i), sales of shares may only be made under certain conditions, including a sale or intended sale of the stock and if we have filed all Annual and Quarterly reports required under the securities laws. Therefore permission may be granted to remove the restrictive legend on stock certificates only for a specified sale of securities and not as a “blanket” removal of the restrictive legend.

We have significant amounts of stock eligible for resale under a Rule 144(i) exemption.  Sales of such stock could depress the stock price significantly.

As of December 31, 2012 we had 89,083,677 shares of common stock outstanding, of which approximately 7,013,401 shares are freely-trading and 81,284,157 shares are, under certain conditions and restrictions, eligible for resale under Rule 144(i) or will be covered by a post-effective registration statement upon effectiveness. We plan to file the post-effective registration statement shortly after filing this Annual Report on Form 10-K.  Of such 81,284,157 shares, 26,416,341 shares are held by our former Chairman and CEO that have significant limitations on resale and 9,405,000 shares are held by an affiliate with volume restrictions on resale, leaving 45,462,816 shares eligible for resale under Rule 144(i) with less difficult restrictions.

If these security holders sell a large number of shares of our common stock, or the public market perceives that these sales may occur, the market price of our common stock could decline significantly.

The Series E Preferred Stock contains a full ratchet-down provision that has significantly increased the number of common shares that could be issued in the future and could do so again if triggered without a waiver.

This full ratchet-down provision provides that if the Company issues securities for less than the existing conversion price for the Series E Preferred Stock or the strike price of the Series E warrants, then the conversion price for Series E Preferred Stock will be lowered to that lower price. Also, the strike price for Series E warrants will be decreased to that lower price and the number of Series E warrants will be increased such that the product of the original strike price times the original quantity equals the lower strike price times the higher quantity.

In April 2012, this full ratchet-down provision was triggered when $249,999 of notes were issued on April 4, 2012 that contained a $0.30 conversion feature. Accordingly, the conversion price went from $0.40 to $0.30 cents, resulting in the number of conversion shares increasing from 21,125,000 to 28,166,667 and resulting in the strike price of the warrants to drop from $0.65 to $1.00 to $0.30 and the number of warrants increasing from 37,975,000 to 94,966,667. In pursuing future financings, the Company intends to have the holders of the Series E Preferred to waive this provision, but there is no certainty that the Company will be successful and any future financings of less than $0.30 a shares could result in a significant increase in the number of shares that may be issued in the future.

The Company’s Series E Preferred Stock are considered to have “embedded derivative securities” under U.S GAAP, which means that the Company’s net income/(loss) is subject to significant variations unrelated to its operating income or cash flow generated from operations.

As noted elsewhere in this Report, the full ratchet-down provision in the Company’s Series E Preferred Stock provides that if the Company issues securities for less than the existing conversion price for the Series E Preferred Stock or the strike price of the Series E warrants, then the conversion price for Series E Preferred Stock will be lowered to that lower price.

Subsequent to the issuance of this Series E, the Company has determined that the warrants for these financings included certain embedded derivative features as set forth in ASC 815, “Derivatives and Hedging,” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815.

These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and are subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each year on the Statement of Operations as a separate line item for each year presented.

The fair value of these derivative liabilities is calculated using the commonly-accepted Black Scholes pricing model that is based on the following as of the date of calculation: the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These fair value results are extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock.

Accordingly, the fair value of these derivative liabilities are subject to significant changes, which means that the reported net gain or loss of the Company is subject to significant changes unrelated to its operating income or cash flow generated by operations, which could have a significant impact on the price of our common stock.

As of December 31, 2012, Paul Feller, Dr. Ralph Feller, and certain holders of our Series E Preferred Stock have voting control of Stratus.

Paul Feller, our founder and former Chief Executive Officer, currently owns 26,416,341 shares of our Common Stock. The shares are subject to the grant of voting rights in favor of the Company until June 28,2013. Dr. Ralph Feller, Mr. Feller’s father, owns 9,405,000 shares. Additionally, under the terms of our Series E Preferred Stock, the holders have voting rights on an as converted basis. Certain trusts affiliated with Isaac Blech and Mr. Blech’s wife own shares of Series E Preferred Stock equivalent to 23,333,334 shares of Common Stock. Assuming no additional shares are issued and after expiration of the voting agreement, Mr. Feller will have voting power as to approximately 22% of our shares, Dr. Feller as to approximately 8%  of our shares and the foregoing Series E holders as to approximately 19% of our shares. Holders of Series E Preferred Stock as a group have approximately 26% of total voting rights.

As a result, these shareholders, if they act together, will be able to influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company and might adversely affect the market price of our Common Stock.

We do not foresee paying cash dividends on common stock in the foreseeable future.

We have not paid cash dividends on our common stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

THE FOREGOING IS A SUMMARY OF SOME OF THE MORE SIGNIFICANT RISKS RELATING TO INVESTMENT IN STRATUS MEDIA GROUP. THE FOREGOING SHOULD NOT BE INTERPRETED AS A REPRESENTATION THAT THE MATTERS REFERRED TO HEREIN ARE THE ONLY RISKS INVOLVED IN THIS INVESTMENT, NEITHER THE REFERENCE TO THE RISKS INVOLVED IN THIS INVESTMENT, NOR THE REFERENCE TO THE RISKS HEREIN SHOULD BE DEEMED A REPRESENTATION THAT SUCH RISKS ARE OF EQUAL MAGNITUDE. PROSPECTIVE INVESTORS ARE URGED TO CONSULT THEIR OWN ADVISORS AS TO THE INVESTMENT AND ANY TAX CONSEQUENCES OF AN INVESTMENT IN THE COMPANY.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

Item 2.  PROPERTIES

On May 1, 2009, we entered into a lease for approximately 1,800 square feet of office space in Santa Barbara, California for use as our executive offices.  This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month. This property was vacated in August 2012. As of December 31, 2012 the Company has recorded a liability of approximately $139,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. The Company is in active negotiations to settle the unpaid rent for a lower amount, but there can be no assurance of success in doing so.

On August 1, 2011, we entered into a lease agreement for approximately 7,000 square feet of office space in Los Angeles, California.  The lease continues through November 30, 2014 and has a fixed monthly rent of $19,326 subject to annual increases of 3% per year.  The Company was not required to pay a fixed monthly rent for months two through five.  Prior to this, the Company was leasing the same office space on a month-to-month basis. This property was vacated in April 2012. As of December 31, 2012 the Company has recorded a liability of approximately $892,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. The Company is in active negotiations to settle the unpaid rent for a lower amount, but there can be no assurance of success in doing so.

On November 1, 2011, we entered into a lease agreement for approximately 3,000 square feet of office space in Santa Barbara, California for use by our operating units.  This lease expires on October 31, 2014 with two additional three-year renewal terms available.  The initial rent plus common area charges are $7,157 per month. This property was vacated in June 2012. As of December 31, 2012 the Company has recorded a liability of approximately $229,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. In January 2013, the landlord for this property obtained a judgment against the Company for $74,486. The Company is in active negotiations to settle the unpaid rent for a lower amount, but there can be no assurance of success in doing so.

In May 2012, the Company entered into a month-to-month lease for office space for three people in Los Angeles, California. Rent for this facility is approximately $2,300 per month.

We believe our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.  LEGAL PROCEEDINGS

In March 2011, four of the Company’s shareholders filed a securities action in Superior Court of California, in Santa Barbara County, against the Company and its former Chief Executive Officer, Chief Financial Officer, and outside directors. Pursuant to a November 6, 2012 settlement agreement, this matter has been resolved to the mutual satisfaction of the parties.

In November 2011, twelve additional shareholders of the Company filed a securities action in Santa Barbara Superior Court, against the Company and its former Chief Executive Officer, Chief Financial Officer, and outside directors. Pursuant to a November 6, 2012 settlement agreement, this matter has been resolved to the mutual satisfaction of the parties.

In September 2011, Maier & Company, Inc., filed a lawsuit in the Santa Barbara Superior Court against the Company and PSEI for alleged breach of a consulting agreement. On or about March 20, 2013, the plaintiff sought entry of judgment in the amount of $45,830.48. The parties entered into a settlement agreement allowing for a stipulation for entry of judgment.

On February 24, 2012, Maverick Apparel Printing, LLC, filed a complaint in the Santa Barbara Superior Court against the Company for collection on an alleged $25,694.17 debt. Pursuant to a September 14, 2012 settlement agreement, this matter has been resolved to the parties’ mutual satisfaction.

On April 19, 2012, Ned Sands filed a wrongful termination lawsuit in the Los Angeles Superior Court against the Company. On or about March 11, 2013, the plaintiff sought and obtained entry of judgment in the amount of $22,500. The parties entered into a settlement agreement allowing for a stipulation for entry of judgment.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The following table sets forth the high and low prices of our common stock during the past two years, for each period indicated, as reported by the OTCBB the dates indicated.  Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdowns or commissions and may not necessarily represent actual transactions.

Fiscal Period

	High	Low
2012
First quarter	$0.54	$0.40
Second quarter	$0.55	$0.31
Third quarter	$0.50	$0.30
Fourth quarter	$0.44	$0.12

2011
First quarter	$0.65	$0.27
Second quarter	$1.02	$0.33
Third quarter	$0.89	$0.48
Fourth quarter	$0.81	$0.40

As of December 31, 2012, the Company believes there were approximately 1,300 stockholders of record of our common stock.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2012

During the three months ended December 31, 2012, the Company raised $1,000,000 through the issuance of 1,000 shares of Series E Preferred Stock at $1,000 a share and paid a 13% commission for net proceeds of $870,000.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) and Regulation D.

Use of Proceeds from Sale of Registered Equity Securities

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None during the fourth quarter of 2012.

Item 6.  SELECTED FINANCIAL DATA

Not applicable.

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

Description of Business

Company History - Stratus

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 49,500,000 shares of its common stock for all issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”).  In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company,” “Stratus,” or “SMDI”).   PSEI, a California corporation, was organized on November 23, 1998. PSEI acquired the business of Stratus White, LLC (“Stratus White”) in August 2005.

In June 2011, the Company acquired Series A Convertible Preferred Stock of ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organizes and promotes mixed martial arts (“MMA”) matches.   These holdings of Series A Convertible Preferred Stock provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.

Current Status

Stratus has no events currently scheduled pending receipt of sufficient funds from financings which it is currently pursuing.  In the absence of obtaining sufficient funds, Stratus will be unable to schedule or reschedule some or all of its events and implement its business plan. Given the Company’s current financial status, the Company plans to focus its current efforts on its MMA business and temporarily suspend development of its other businesses.

Company History – ProElite

On October 3, 2006, pursuant to a Share Exchange Agreement dated concurrently between us and the shareholders of Real Sport, Inc., a California corporation, ProElite issued 25,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Real Sport. As a result of this reverse merger transaction, Real Sport is a wholly owned subsidiary of ProElite, though from an historical perspective it was deemed to have been the acquirer in the reverse merger and the survivor of the reorganization. Concurrently with the closing of the reverse merger, ProElite completed a private placement of itssecurities with gross proceeds of $10,000,000. Real Sport is the holding company of ProElite.com (formerly EliteXC.com and I-Fight, Inc.) and EliteXC Live (formerly MMA Live, Inc. and Jungle Fight, Inc.), which were formed on August 10, 2006 and September 13, 2006, respectively. ProElite, Inc., is a New Jersey corporation.

On October 20, 2008, management, with Board ratification, decided to close or sell all operations and began an extended period of restructuring its balance sheet, divesting itself of certain assets, settlement of contingent liabilities, and attempting to raise additional capital. Effective October 12, 2009, the ProElite entered into a Strategic Investment Agreement with Stratus, pursuant to which ProElite agreed to sell to Stratus, shares of the ProElite’s Series A Preferred Stock, which provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.   The Stratus transaction closed in June 2011.

On February 5, 2009 the Company entered into an Asset Purchase Agreement and other related agreements with Explosion Entertainment, LLC (“Strikeforce”). Under the terms of the Purchase Agreement, Strikeforce acquired from the Company certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets. Consideration paid for the assets consisted of (i) $3 million in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”).  PEI was informed in March 2013 that Strikeforce was no longer conducting these Showtime events and there will be no further license fees received by PEI.

OPERATIONS

Overview

Subject to the availability of sufficient capital, our business plan is to capitalize on the popularity and growth of MMA by rebuilding ProElite MMA as a global brand.  MMA has seen substantial growth over the last several years as evidenced by its mainstream acceptance and increased Pay Per View ("PPV") buys and interest by national media including Fox, ESPN, CBS Sportsline, 60 Minutes and Sports Illustrated.  We plan on reaching MMA fans and participants through traditional marketing channels: print, television, radio and through Internet-based marketing channels.

ProElite has successfully run multiple events on CBS, Showtime and PPV.  Assuming the availability of sufficient capital, ProElite plans to run multiple events per year.  ProElite’s business model includes partnering with (and creating) distribution channels for the video content created by our live events and on-line products.  The distribution channels may include network television, cable, PPV, internet protocol TV, video on demand, online applications and other major web portals as well as additional television network and cable channels.  We have had discussions with several entities regarding licensing deals for the rights to hundreds of hours of our MMA footage.  This footage can be edited into videos or other formats that can be sold or used to market our fighters and future events.

Description of our Revenues, Costs and Expenses

Revenues

Our revenues include event revenues from ticket sales, sponsorships, television licensing, concessions and merchandise, which are recorded when the event occurs.

Gross Profit (loss)

Our gross profit represents revenues less the cost of sales. Our event cost of sales consists of the costs renting the venue, structures at the venue, concessions, temporary personnel hired for the event, and travel.

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

Critical Accounting Policies

Goodwill and Intangible Assets

Intangible assets consist of goodwill related to ProElite that we acquired in June 2011. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company purchased several events and Stratus Rewards LLC and recorded their values on the Company’s balance sheet as intangible assets at the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events, except for Stratus White card program and the value of the consideration paid for each event is considered to be the original value for each related intangible asset.  Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

A portion of the consideration used to purchase the Stratus White Visa card program and ProElite was allocated to specific assets, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill.

Goodwill and intangible assets were as follows:

	Year Ended December 31,
	2012	2011
Licensing rights for events	$–	$350,500
Goodwill for ProElite	1,935,621	1,935,621
Goodwill for Stratus Rewards	–	1,073,345
Total intangible assets and goodwill	$1,935,621	$3,359,466

The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year.  In between valuations, the Company conducts additional tests if circumstances warrant such testing.

To review the value of intangible assets and related goodwill as of December 31, 2012, the Company followed Accounting Standards Update (“ASU”) 2011-08 and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred.  If this examination suggested it was more likely that an impairment had occurred, the Company then compares discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet.   The objective is to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and the Company is a willing seller not under compulsion to sell.

The events are forecasted based on the assumption they are standalone entities and adjusted for historical performance and the facts and circumstances surrounding the event and the macroeconomic conditions that affect the event.

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk to small companies in general, for factors specific to the Company and the business.  Terminal values are determined by taking cash flows in year five of the forecast, then applying an annual growth of 4% for the next seven years and discounting that stream of cash flows by the 35% discount rate used for that section of the business.

If the Company determines the discount factor for cash flows should be substantially increased, or the event will not be able to begin operations when planned, or that facts and circumstances for each asset have changed, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $1,935,621.

As of December 31, 2012, the Company determined that the fair value of its ProElite MMA business was approximately $2,400,000, which was approximately 124% of the goodwill as of this date. We perform a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the fair value of an intangible asset below its carrying amount. We engaged an outside service provider, which computed the estimated fair value of our intangible assets at December 31, 2012, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated fair value of the reporting unit to the carrying value of the reporting unit.

Given the Company’s current financial status, the Company plans to focus its current efforts on its MMA business and suspend development of its other businesses. Accordingly, the Company determined the total impairment charge of $1,423,884 as of December 31, 2012. The $53,000 of value assigned to Santa Barbara Concours was considered to be impaired in full and the Company reduced the carrying value to $0. The $100,000 value assigned to Core Tour was considered to be impaired in full and the Company reduced the carrying value to $0. The $1,073,345 of goodwill assigned to Stratus White was considered to be impaired in full and the Company reduced the Stratus White goodwill to $0.

As of December 31, 2011, the Company determined the following to arrive at a total impairment charge of $1,859,778.  The $86,019 of value assigned to Stratus White for technology, membership list and corporate partner list was considered to be impaired in full given the development of the current program had replaced these existing items with new technology and corporate partner list.  The $169,958 of intangible assets for the Rodeo Drive Concours was considered to be impaired in full and the Company took $167,458 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $2,500.  The $243,000 of intangible assets for the Santa Barbara Concours was considered to be impaired in full and the Company took $190,000 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $53,000.  The $1,067,069 of intangible assets for the Core Tour had been impaired and the Company took $967,069 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $100,000.  The $344,232 of intangible assets for the Freedom Bowl had been impaired and the Company took $154,232 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $190,000.  The Company determined that the $300,000 of intangible assets for the Maui Music Festival had been impaired and the Company took $295,000 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $5,000.

This table sets forth the intangible assets and impairment charges for 2012 and 2011:

		Impairment		Impairment	Amortization
	December 31,	Charges	December 31,	Charges	of Intangibles	December 31,
	2012	in 2012	2011	in 2011	in 2011	2010
Intangible assets:
Beverly Hills Concours d'Elegance	$–	$2,500	$2,500	$167,458	$–	$169,958
Santa Barbara Concours d'Elegance	–	53,000	53,000	190,000	–	243,000
Core Tour	–	100,000	100,000	967,069	–	1,067,069
Freedom Bowl	–	190,000	190,000	154,232	–	344,232
Stratus Rewards	–	–	–	86,019	45,410	131,430
Maui Music Festival	–	5,000	5,000	295,000	–	300,000
Total intangible assets	–	350,500	350,500	1,859,778	45,410	2,255,689
Goodwill:
Stratus Rewards	–	1,073,345	1,073,345	–	–	1,073,345
ProElite	1,935,621	–	1,935,621	n/a	–	n/a
Total goodwill and intangible assets	$1,935,621	$1,423,845	$3,359,466	$1,859,778	$45,410	$3,329,034

Critical accounting policies

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (“Original Series E”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000 in the aggregate. In October 2012, the Company sold 1,000 shares of Series E for $1,000,000 (“New Series E”). The Original Series E and New Series E together are referred to herein as “Series E”.

These Series E contain “full ratchet-down” liquidity protection that provides that if the Company issues securities for less than the existing conversion price for the Series E Preferred Stock or the strike price of the Series E warrants, then the conversion price for Series E Preferred Stock will be lowered to that lower price. Also, the strike price for Series E warrants will be decreased to that lower price and the number of Series E warrants will be increased such that the product of the original strike price times the original quantity equals the lower strike price times the higher quantity.

Subsequent to the issuance of this Series E, the Company has determined that the warrants for these financings included certain embedded derivative features as set forth in ASC 815, “Derivatives and Hedging,” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and are subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each year on the Statement of Operations as a separate line item for each year presented.

The fair value of these derivative liabilities is calculated using the commonly-accepted Black Scholes pricing model that is based on the following as of the date of calculation: the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These fair value results are extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock. Accordingly, the fair value of these derivative liabilities are subject to significant changes.

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

As of December 31, 2012, the Company had a deferred tax asset of $19,230,179, that was fully reserved and a net operating loss carryforward of $43,181,944 for Federal purposes and $40,714,060 for state tax purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

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

Results of Operations for the Year Ended December 31, 2012

Revenues

Revenues for 2012 were $374,542, a decrease of $195,934 from $570,476 in 2011.  Event revenues were $89,542 in the 2012, a decrease of $37,934 from $127,476 in 2011. ProElite conducted one MMA event in each year, but the event in 2012 was of a smaller scale than the event in 2011. Licensing revenues in 2012 were $285,000, a decrease of $158,000 from $443,000 in 2011, resulting from a fewer number of events conducted by Strikeforce in 2012 than 2011. The Company received license payments for each event conducted by Strikeforce. One payment of approximately $72,000 was received in January 2013, but Strikeforce is not planning on any additional events and these license payments will not be a source of revenue past that point.

Gross Profit (Loss)

The overall gross margin for 2012 was $138,739, an increase of $1,876,873, compared to negative gross margin of $1,738,134 for 2011, when $2,308,610 of expenses produced $127,476 in event revenues, largely related to the Mille Miglia event that was not conducted in 2012.

Operating Expenses

Overall operating expenses for 2012 were $11,930,608, a decrease of $2,760,602 from $14,691,210 in 2011.  General and administrative expenses in 2012 of $4,570,162 decreased by $2,128,956 from $6,699,118 in 2011. This decrease is related to a reduction in employees from 40 to 13 in February 2012, a $630,000 reduction in travel expenses and the suspension of events during 2012.

Impairment of Intangible Expenses was $1,423,844 in 2012, a decrease of $435,934 from $1,859,778 in 2011.  The amount of Expense in both years was based on the Company’s annual review for impairment.

Legal and professional services were $2,258,898 in 2012, a decrease of $1,046,994 from $3,305,892 in 2011. Legal expenses declined by $379,000 in 2012 because of reduced legal expenses related to litigation and consulting fees and payments related to the Perugia International Film Festival declined by $814,000 since that event was canceled in 2012.

Warrants, option and stock expense in 2012 was $$3,643,662, an increase of $887,045 from $2,756,617 in 2011, primarily from a full year of amortized costs for stock grants to directors in 2012 compared with six months of amortized costs in 2011, when warrants for directors were replaced with stock grants in July 2011.

Depreciation and amortization of $34,043 in 2012 decreased by $35,762 from $69,805 in 2011. This reduction is related to amortization of intangible assets in 2011 that was not realized in 2012 since these intangible assets were considered fully impaired as of December 31, 2011.

Fair value of derivative liabilities in excess of proceeds and adjustments to fair value of derivative securities

In October 2012, the Company issued $1,000,000 of Series E Preferred (“SeriesE”), for which the fair value of the embedded derivative liability for the attached warrants was determined to be $1,408,501. Since the fair value of this derivative liability was greater than the face value of the Series E, there was no beneficial conversion feature and the $408,501 surplus of the fair value of the derivative liability over face value was recorded as an expense. During 2012, the fair value of the derivative liability was reduced by $6,907,748, which was recorded as a gain.

Other (Income)/Expense

Other (Income)/Expense for 2012 was net other expense of $379,188, an increase in expense of $1,392,097 from net other income of $1,012,909 in 2011. The net other expense for 2012 primarily resulted from the offset of a $538,515 receivable from Paul Feller, the Company’s former chairman and president (see Footnote 6 to the Financial Statements for more information). Other expenses in 2012 were increased by an accrual of $300,000 estimated to be needed to settle a dispute with a vendor in Europe, and $300,000 accrued for water damage in the building formerly occupied by the Company for which the Company may be liable. These expenses were offset by: the reduction of $346,974 reduction in accrued liabilities related to Paul Feller to calculated values; $256,449 in reductions in accrued interest related to debt that has been paid or settled; $102,435 in accrued interest related to preferred stock that has been converted to common stock and $72,078 in gains on negotiated settlement of certain payables for less than book value.

The net other income in 2011 of $1,012,909 was primarily for the writeoff of $1,000,000 in debt related to the acquisition of Stratus White for which agreed-upon assets were never received by the Company and the statute of limitations had expired on the obligation to pay this debt.

The following is a table of the components of other (income)/expense for 2012 and 2011:

	Years Ended December 31,
	2012	2011
Writeoff note related to Stratus White acquisition that related to items the Company did not receive in the acquisition and is past the state of limitations	$–	$(1,000,000)
Reduction in liabilities related to Paul Feller that are no longer needed	(346,974)	–
Reduction in accrued interest related to debt that has been repaid or settled	(256,449)	–
Reduction in accrued interest related to preferred stock that has been converted to common stock	(102,435)	–
Gain on negotiated settlement of account payable below book value	(72,078)	–
Other income items	–	(12,909)
Offset of receivable from Paul Feller from stock transactions	538,515	–
Accrued estimated property damage that may be the Company's liability	300,000	–
Estimated cost to settle dispute with vendor in Europe	300,000	–
Other expense items, net	18,610	–
Other (income)/expense, net	$379,188	$(1,012,909)

Interest Expense

Interest expense was $665,061 in 2012, an increase of $244,328 from $420,733, primarily related to dividend payments on Series E Preferred Stock for the full year in 2012 and for seven months in 2011, plus the issuance of an additional $1,000,000 of Series E Preferred Stock in October 2012. The Series E Preferred Stock has a 5% dividend and $8.7 million of Series E Preferred Stock was issued in May 2011.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements as of and for the years ended December 31, 2012 and 2011 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

During the year ended December 31, 2012, we sold 1,000 shares of Series E Preferred Stock to an investor for $870,000 and raised $143,829 through the sale of common stock.  We issued a number of promissory notes to lenders for a net of $3,483,103. The Company is actively pursuing equity capital and is targeting a raise of $10 million to $20 million.  The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses.  Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all.   If we cannot obtain such financing, we will be unable to schedule or recommence our events and credit card operations, all of which are currently on hold, we may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

As of December 31, 2012, our principal sources of liquidity consisted of accounts payable, accrued expenses and the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we will require working capital for sales and marketing costs to market our event properties. At December 31, 2012 we had $312,092 of cash on hand and negative working capital of $10,001,391. At December 31, 2011, we had $98,449 of cash on hand and we had negative working capital of $3,600,266.

Cash Flows

The following table sets forth our cash flows for 2012 and 2011:

	Years Ended December 31,
	2012	2011
Operating activities	$(4,310,483)	$(12,024,479)
Investing activities	–	(985,893)
Financing activities	4,524,127	13,108,821
Net change in cash	$213,644	$98,449

Operating Activities

Operating cash flows for 2012 reflect our net loss of $$7,346,982, offset by adjustments to the net loss of $408,501 for the non-cash fair value of derivative liabilities in excess of proceeds and the non-cash gain on adjustment to fair value of derivative liabilities of $6,907,748, along with non-cash items totaling $5,310,736, primarily related to $1,423,844 for impairment of intangible assets and $3,643,662 for warrant, stock and option expenses. Cash was further adjusted by a source of funds from working capital of $4,225,009 primarily related to $1,260,545 in rent liability for facilities no longer occupied, $1,152,933 in deferred salaries, $559,694 in accrued interest, $538,515 for the receivable for Paul Feller that was offset by stock transactions, and account payable of $414,361.

Operating cash flows for 2011 reflect our net loss of $23,026,032, offset by adjustments to the net loss of $198,642,867 for the non-cash fair value of derivative liabilities in excess of proceeds and the non-cash gain on adjustment to fair value of derivative liabilities of $12,454,003, along with a source of funds from working capital of $64,136, impairment of intangible assets of $1,859,778, non-cash items (depreciation and amortization) of $119,805, and expense for value of stock issued in excess of liabilities received of $2,768,969.  The change in working capital is primarily from a decrease $566,142 in deposits and prepaid expenses and a decrease of $114,237 of accounts payable, offset by an increase of $68,165 in deferred salaries, $406,084 of accrued interest and $270,266 of other accrued expenses and other liabilities.

Investing Activities

Capital constraints resulted in no cash used in investing activities during either year.

Summary of Contractual Obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2012 that are fixed and determinable by year.

					2015 and
	Total	2013	2014	2015	Later
Notes Payable	$4,004,103	$4,004,103	$–	$–	$–
Rent Obligations	1,260,645	677,738	339,958	242,949	–
Deferred Salary	1,152,933	1,152,933	–	–	–
Accrued Interest	947,100	947,100	–	–	–
Employee Contracts: Salary	363,750	363,750	–	–	–
Employee Contracts: Other	231,299	231,299	–	–	–
Total	$7,959,830	$7,376,923	$339,958	$242,949	$–

Financing Activities

During 2012, we received net cash proceeds of $143,829 and $870,000 from sales of common and preferred stock, respectively, and $3,483,103 in net proceeds from promissory notes.  During 2011, we received cash proceeds of $387,983 and $9,406,051 from sales of common and preferred stock, respectively and $387,983 in net proceeds from promissory notes.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Stratus Media Group, Inc.

Santa Barbara, California

We have audited the accompanying consolidated balance sheets of Stratus Media Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audits considered internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratus Media Group, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements were prepared assuming Stratus Media Group, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Stratus Media Group, Inc. has suffered recurring losses and has negative cash flow from operations. These conditions raise substantial doubt as to the ability of Stratus Media Group, Inc. to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

As discussed in footnote 21 to the financial statements, certain amounts have been restated for 2011.

/s/ Goldman Kurland and Mohidin LLP

Goldman Kurland and Mohidin LLP

Encino, California

April 16, 2013

STRATUS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS		(Restated)

Current assets
Cash and equivalents	$312,093	$98,449
Receivable from former officer and director, net of reserves	71,946	–
Prepaid expenses and deposits	77,599	87,502
Total current assets	461,638	185,951

Property and equipment, net	49,038	78,135
Goodwill and intangible assets	1,935,621	3,359,466
Acquisition deposit	–	50,000
Total assets	$2,446,297	$3,673,552

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,203,382	$789,021
Deferred salary	1,152,933	–
Accrued interest	947,100	716,718
Other accrued expenses and other liabilities	1,683,508	1,541,315
Amounts payable to officers	211,358	184,163
Rent liability for facilities no longer occupied	1,260,645	–
Notes payable	4,004,103	555,000
Derivative liability	10,389,607	15,888,855
Total current liabilities	20,852,636	19,675,072

Commitments and contingencies

Shareholders' deficit
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 shares outstanding	–	–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized,18,999 shares outstanding	19	19
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized; 9,450 and 8,500 shares issued and outstanding	9	9
Common stock, $0.001 par value: 200,000,000 shares authorized 89,083,677 and 88,157,055 shares issued and outstanding	89,084	88,157
Additional paid-in capital	38,240,853	33,264,917
Accumulated deficit	(56,717,225)	(49,385,387)
Total Stratus shareholders' deficit	(18,387,260)	(16,032,285)
Non-controlling interest/(deficit)	(19,079)	30,765
Total shareholders' deficit	(18,406,339)	(16,001,520)
Total liabilities and shareholders' deficit	$2,446,297	$3,673,552

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011
Net revenues		(Restated)
Events	$89,542	$127,476
Licensing	285,000	443,000
Total revenues	374,542	570,476

Cost of revenues	235,803	2,308,610
Gross profit/(loss)	138,739	(1,738,134)

Operating expenses
General and administrative	4,570,162	6,699,118
Impairment of intangible assets	1,423,844	1,859,778
Warrants, options and stock	3,643,662	2,756,617
Legal and professional services	2,258,898	3,305,892
Depreciation and amortization	34,043	69,805
Total operating expenses	11,930,608	14,691,210

Loss from operations	(11,791,869)	(16,429,344)

Other (income)/expenses
Fair value of derivative liabilities in excess of proceeds	408,501	19,642,867
Adjustments to fair value of derivative securities	(6,907,748)	(12,454,003)
Other (income)/expenses	379,188	(1,012,909)
Present value of remaining lease payments for facilities no longer occupied	1,010,111	–
Interest expense	167,894	30,535
Total other (income) expenses	(4,942,054)	(6,206,490)

Net loss	(6,849,815)	(23,635,834)

Preferred dividends	497,167	390,198
Net loss attributable to common shareholders	$(7,346,982)	$(23,026,032)

Basic and diluted loss per share	$(0.15)	$(0.21)

Basic and diluted weighted-average common shares	89,534,257	75,779,583

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY / (DEFICIT)

	Common Stock		Additional Paid-In	Derivative	Accumulated	Stock Subscription	Preferred Stock Series
	Shares	Amount	Capital	Liability	Deficit	Receivable	C	D	E	Total
Balance at December 31, 2010	64,122,301	$64,122	$27,189,432	$–	$(26,483,387)	$(749,968)	$18	$6	$–	$20,223
Issuance of common stock for cash	12,094,285	12,094	3,977,265							3,989,359
Issuance of Series D preferred stock for cash			1,385,091					45		1,385,136
Issuance of Series E preferred stock for cash			8,020,906						9	8,020,915
Value of warrants and options			2,756,617							2,756,617
Conversion of preferred stock to common stock	4,666,214	4,666	(4,666)				(18)	(33)		(51)
Stock compensation	3,640,833	3,641	(3,641)							–
Stock for services	983,935	984	(984)							–
Exercise of warrants	500,000	500	(500)							–
Stock issued for settlment of disputes	1,999,487	2,000	(2,000)							–
Stock issued with notes payable	150,000	150	(150)							–
Adjustments related to acquisition of ProElite			(602,493)		124,032					(478,461)
Stock subscription receivable			(749,968)			749,968				–
Derivative liability			(8,699,991)	15,888,855						7,188,864
Net loss					(23,026,032)					(23,026,032)
Balance at December 31, 2011	88,157,055	$88,157	$33,264,917	$15,888,855	$(49,385,387)	$–	$–	$18	$9	$(143,430)
Issuance of common stock for cash	411,429	412	143,829		–	–	–	–		144,241
Issuance of Series E preferred stock for cash	–	–	869,999		–	–	–	–		869,999
Stock expense, value of warrants and options	900,000	900	3,283,455		–	–	–	–		3,284,355
Conversion of preferred to common stock	166,666	166	(166)		–	–	–	–	–
Stock for services	700,000	700	1,557,543		–	–	–	–		1,558,243
Cancellation and reissue of shares, net	(21,256)	(21)	21		–	–	–	–	–
Reduction in shares accrued for issuance	(2,161,339)	(2,161)	2,161		–	–	–	–	–
Shares issued in settlement of contract	786,119	786	117,132		–	–	–	–		117,918
Shares issued as dividends on preferred stock	145,003	145	(145)		–	–	–	–	–
Adjustment to preferred stock								1		(1)
Adjustments related to acquisition of ProElite	–	–	2,106		(482,023)	–	–	–		(479,916)
Derivative liability			(999,999)	(5,499,248)						(6,499,246)
Net loss					(6,849,815)					(6,849,815)
Balance at December 31, 2012	89,083,677	$89,084	$38,240,853	$10,389,607	$(56,717,225)	$–	$–	$19	$9	$(7,997,653)

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
		(Restated)
Cash flows from operating activities:
Net loss	$(7,346,982)	$(23,026,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,043	119,805
Fair value of derivative liabilities in excess of proceeds	408,501	19,642,867
Gain on adjustment to fair value of derivative liabilities	(6,907,748)	(12,454,003)
Impairment of intangible assets	1,423,844	1,859,778
Warrant, option and stock expense	3,643,662	2,768,969
Stock issued for services	130,000	–
Non-cash gain on reversal of liabilities	79,188	(1,000,000)
Increase / (decrease) in:
Receivable from former officer and director	71,946	–
Deposits and prepaid expenses	(9,903)	(566,142)
Advances to acquisition	(50,000)	–
Accounts payable	414,361	(114,237)
Deferred salary	1,152,933	68,165
Accrued interest	559,694	406,084
Accrued expense for potential property damage	300,000	–
Estimated cost of vendor settlement	300,000	–
Rent liability for facilities no longer occupied	1,260,645	–
Other accrued expenses and liabilities	554,646	270,267
Net cash used in operating activities	(4,310,483)	(12,024,479)

Cash flows from investing activities:
Capital expenditures	–	(124,999)
Payment for CoreTour acquisition	–	(502,126)
Advances to acquisition targets	–	(358,768)
Net cash used in investing activities	–	(985,893)

Cash flows from financing activities:
Bank overdraft	–	(62,796)
Increase/(payments) on payables to officers and a director	27,195	(611,776)
Proceeds on notes payable	3,483,103	387,983
Proceeds from issuance of preferred stock	870,000	9,406,051
Proceeds from issuance of common stock	143,829	3,989,359
Net cash provided by financing activities	4,524,127	13,108,821

Increase in cash and equivalents	213,644	98,449

Cash and equivalents, beginning of year	98,449	–

Cash and equivalents, end of year	$312,093	$98,449

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

1.     Business

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 49,500,000 shares of its common stock for all issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”).  In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Company,” “Stratus,” or “SMDI”).   PSEI, a California corporation, was organized on November 23, 1998. PSEI acquired the business of Stratus White, LLC (“Stratus White”) in August 2005.

In June 2011, the Company acquired Series A Convertible Preferred Stock of ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organizes and promotes mixed martial arts (“MMA”) matches.   These holdings of Series A Convertible Preferred Stock provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.

Stratus has no events currently scheduled pending receipt of sufficient funds from financings which it is currently pursuing.  In the absence of obtaining sufficient funds, Stratus will be unable to schedule or reschedule some or all of its events and implement its business plan. Given the Company’s current financial status, the Company plans to focus its current efforts on its MMA business and temporarily suspend development of its other businesses.

2.     Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations.  The Company had net losses for 2012 and 2011 of $13,846,229 and $15,837,168, respectively.  As of December 31, 2012, the Company had negative working capital of $10,001,391 and an accumulated deficit of $56,027,608.  Unless additional financing is obtained, the Company may not be able to continue as a going concern.  During 2012, the Company raised a net of $870,000 through issuance of preferred stock, $143,829 through the issuance of common stock and received a net of $3,483,103 through issuance of promissory notes. During 2011, the Company raised $3,989,359 of common stock and raised $9,406,051 of preferred stock, along with net proceeds from promissory notes of $387,983.   The Company is seeking additional capital to establish operations, restart the MMA event businesses and complete and integrate targeted acquisitions.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

3.     Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The balance sheet at December 31, 2012 and 2011 and the income statement for the years ended December 31, 2012 and 2011 consolidate the accounts of PEI reflecting the close of the acquisition (see Note 20). All significant intercompany balances were eliminated in consolidation.

Noncontrolling Interest

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The net income (loss) attributed to the NCI is separately designated in the accompanying statements of operations and other comprehensive income (loss). Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to attribute its share of losses even if that attribution results in a deficit NCI balance.

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

Derivative Liabilities

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (“Original Series E”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000 in the aggregate. In October 2012, the Company sold 1,000 shares of Series E for $1,000,000 (“New Series E”). The Original Series E and New Series E together are referred to herein as “Series E”.

These Series E contain “full ratchet-down” liquidity protection that provides that if the Company issues securities for less than the existing conversion price for the Series E Preferred Stock or the strike price of the Series E warrants, then the conversion price for Series E Preferred Stock will be lowered to that lower price. Also, the strike price for Series E warrants will be decreased to that lower price and the number of Series E warrants will be increased such that the product of the original strike price times the original quantity equals the lower strike price times the higher quantity.

Subsequent to the issuance of this Series E, the Company has determined that the warrants for these financings included certain embedded derivative features as set forth in ASC 815, “Derivatives and Hedging,” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and are subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each year on the Statement of Operations as a separate line item for each year presented.

The fair value of these derivative liabilities is calculated using the commonly-accepted Black Scholes pricing model that is based on the following as of the date of calculation: the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These fair value results are extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock. Accordingly, the fair value of these derivative liabilities are subject to significant changes.

Event Revenues

Event revenue consists of ticket sales, participant entry fees, corporate sponsorships, advertising, television broadcast fees, athlete management, concession and merchandise sales, commissions and hospitality functions. The Company recognizes admissions and other event-related revenues when the events are held in accordance with Financial Accounting Standards Board (”FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Revenues received in advance and related direct expenses pertaining to specific events are deferred until the events are actually held.

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

Goodwill and Intangible Assets

Intangible assets consist of goodwill related to ProElite that we acquired in June 2011. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC Topic 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company purchased several events prior to 2005, and Stratus Rewards LLC, and recorded their values on the Company’s balance sheet as intangible assets at the consideration paid for such assets, which generally include licensing rights, naming rights, merchandising rights and the right to hold such event in particular geographic locations.  There was no goodwill assigned to any of these events, except for Stratus White card program and the value of the consideration paid for each event is considered to be the original value for each related intangible asset.   Each event has separate accounts for tracking revenues and expenses per event and a separate account to track the asset valuation.

A portion of the consideration used to purchase the Stratus White Visa card program and ProElite was allocated to specific assets, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill.

Goodwill and intangible assets were as follows:

	December 31,
	2012	2011
Licensing rights for events	$–	$350,500
Goodwill for ProElite	1,935,621	1,935,621
Goodwill for Stratus Rewards	–	1,073,345
Total intangible assets and goodwill	$1,935,621	$3,359,466

The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each year.  In between valuations, the Company conducts additional tests if circumstances warrant such testing.

To review the value of intangible assets and related goodwill as of December 31, 2012, the Company followed Accounting Standards Update (“ASU”) 2011-08 “Intangibles-Goodwill and Other (Topic 350)” and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred.  If this examination suggested it was more likely that an impairment had occurred, the Company then compares discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet.   The objective is to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and the Company is a willing seller not under compulsion to sell.

The events are forecasted based on the assumption they are standalone entities and adjusted for historical performance and the facts and circumstances surrounding the event and the macroeconomic conditions that affect the event.

These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk to small companies in general, for factors specific to the Company and the business for a total discount rate of 35%.  Terminal values are determined by taking cash flows in year five of the forecast, then applying an annual growth of 4% and discounting that stream of cash flows by the discount rate used for that section of the business.

If the Company determines the discount factor for cash flows should be substantially increased, or the event will not be able to begin operations when planned, or that facts and circumstances for each asset have changed, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets of $1,935,621.

As of December 31, 2012, the Company determined that the fair value of its ProElite MMA business for accounting purposes was approximately $2,400,000, which was 124% of the goodwill on the balance sheet as of December 31, 2012. We perform a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the fair value of an intangible asset below its carrying amount. We engaged an outside service provider, which computed the estimated fair value of our intangible assets at December 31, 2012, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated fair value of the reporting unit to the carrying value of the reporting unit.

Given the Company’s current financial status, the Company plans to focus its current efforts on its MMA business and suspend development of its other businesses. Accordingly, the Company determined the total impairment charge of $1,423,884 as of December 31, 2012. The $53,000 of value assigned to Santa Barbara Concours was considered to be impaired in full and the Company reduced the carrying value to $0. The $100,000 value assigned to Core Tour was considered to be impaired in full and the Company reduced the carrying value to $0. The $1,073,345 of goodwill assigned to Stratus White was considered to be impaired in full and the Company reduced the Stratus White goodwill to $0.

As of December 31, 2011, the Company determined the following to arrive at a total impairment charge of $1,859,778.  The $86,019 of value assigned to Stratus White for technology, membership list and corporate partner list was considered to be impaired in full given the development of the current program had replaced these existing items with new technology and corporate partner list.  The $169,958 of intangible assets for the Rodeo Drive Concours was considered to be impaired in full and the Company took $167,458 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $2,500. The $243,000 of intangible assets for the Santa Barbara Concours was considered to be impaired in full and the Company took $190,000 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $53,000. The $1,067,069 of intangible assets for the Core Tour had been impaired and the Company took $967,069 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $100,000.  The $344,232 of intangible assets for the Freedom Bowl had been impaired and the Company took $154,232 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $190,000. The Company determined that the $300,000 of intangible assets for the Maui Music Festival had been impaired and the Company took $295,000 of impairment charges to reduce the carrying value of this asset to its estimated current market value of $5,000.

Income Taxes

The Company utilizes ASC 740 "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the  financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2012, the Company had a deferred tax asset of $19,230,179, that was fully reserved and a net operating loss carryforward of $43,181,944 for Federal purposes and $40,714,060 for state tax purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.

Stock-Based Compensation

As of December 31, 2005 we adopted ASC Topic 718 “Share Based Payment,” using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with ASC Topic 718 and EITF Issue No. 96-18. The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model.

Advertising

We expense the cost of advertising as incurred. Such amounts have not historically been significant to our operations.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year.

Recent Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this pronouncement did not have a material impact on our financial statements.

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our financial statements.

4.     Litigation

In March 2011, four of the Company’s shareholders filed a securities action in Superior Court of California, in Santa Barbara County, against the Company and its former Chief Executive Officer, Chief Financial Officer, and outside directors. Pursuant to a November 6, 2012 settlement agreement, this matter has been resolved to the mutual satisfaction of the parties.

In November of 2011, twelve additional shareholders of the Company filed a securities action in Santa Barbara Superior Court, against the Company and its former Chief Executive Officer, Chief Financial Officer, and outside directors. Pursuant to a November 6, 2012 settlement agreement, this matter has been resolved to the mutual satisfaction of the parties.

In September of 2011, Maier & Company, Inc., filed a lawsuit in the Santa Barbara Superior Court against the Company and PSEI for alleged breach of a consulting agreement. On or about March 20, 2013, the plaintiff sought entry of judgment in the amount of $45,830.48. The parties entered into a settlement agreement allowing for a stipulation for entry of judgment.

On February 24, 2012, Maverick Apparel Printing, LLC, filed a complaint in the Santa Barbara Superior Court against the Company for collection on an alleged $25,694.17 debt. Pursuant to a September 14, 2012 settlement agreement, this matter has been resolved to the parties’ mutual satisfaction.

On April 19, 2012, Ned Sands filed a wrongful termination lawsuit in the Los Angeles Superior Court against the Company. On or about March 11, 2013, the plaintiff sought and obtained entry of judgment in the amount of $22,500. The parties entered into a settlement agreement allowing for a stipulation for entry of judgment.

5.     Acquisition of Stratus White LLC

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

The results of operations of the business acquired have been included in the Company’s Statements of Operations from the date of acquisition. Depreciation and amortization related to the acquisition were calculated based on the estimated fair values and estimated useful lives for property and equipment and an independent valuation for certain identifiable intangible assets acquired. Subsequent to December 31, 2012, the Company decided to suspend development activities for the Stratus White program.

6.     Receivable from former chairman and CEO

Pursuant to an investigation conducted in March 2012 directed by the Company’s Board of Directors, it was determined that Paul Feller, the Company’s former chairman and CEO, received $640,000 in December 2010 in connection with a sale of the Company’s common stock he arranged with an outside investors and he caused the delivery of 2,540,000 shares of common stock to be issued directly by the Company while Mr. Feller kept the cash proceeds (the “European Transactions”). Accordingly, the Company recorded a gross receivable of $640,000 from Mr. Feller in connection with the European Transactions. Mr. Feller resigned from the Company on June 28, 2012. During the course of 2012, it was determined that Mr. Feller kept in his possession a vintage automobile that the Company had paid for, so his receivable was increased to $678,100.

As of December 31, 2012, this receivable of $678,100 was increased by $71,946, which is the value of 378,661 shares owed by Mr. Feller to the Company at the $0.19 closing price of common stock on December 31, 2012 and $4,622 of personal expenses for Mr. Feller paid with Company funds, including $4,355 of registration fees paid by the Company for the vintage automobile that remains in Mr. Feller’s possession. This receivable of $754,668 was presented net of the offset of $538,515 of the receivable related to stock issuance (see below), $30,540 of approved business expenses and $113,667 in deferred salary.

As of December 31, 2011, the then outstanding receivable of $640,000 increased by $38,100 for a vintage automobile purchased with Company funds but retained by Mr. Feller and was presented net of $398,790 of accrued salary, $115,000 of commissions that Mr. Feller represented in writing were paid in this transaction, $30,540 of business expenses submitted by Mr. Feller that met Company and IRS guidelines and $133,770 of business expenses that Mr. Feller represented in writing he would provide, for a net receivable of zero.

These impacts are summarized as follows:

	December 31,
	2012	2011
Gross receivable
Sale of Company common stock, net proceeds retained by Mr. Feller	$640,000	$640,000
Value of 378,661 shares of common stock owed by Mr. Feller to the Company, valued at December 31, 2012 price of $0.19	71,946	–
Vintage automobile retained by Mr. Feller	38,100	38,100
Other	4,622	–
Total	754,668	678,100

Offsets to receivable
Alleged commission on stock sales per Mr. Feller's written declaration	–	(115,000)
Deferred salary	(113,667)	(398,790)
Expense reports submitted and approved	(30,540)	(30,540)
Expense reports to be submitted	–	(133,770)
Offset of receivable from stock transactions	(538,515)	–
Net receivable	$71,946	$–

Additional evidence obtained in October 2012 confirmed that the $115,000 in commissions relating to the European Transactions were not valid commissions and this amount was removed as an offset to the gross receivable for December 31, 2012. Pursuant to a Separation and Release Agreement dated June 28, 2012 and signed by Mr. Feller on August 9, 2012 (“Separation Agreement”), Mr. Feller agreed to waive his rights to any deferred salary prior to October 1, 2011. Accordingly, the amount of deferred salary eligible for an offset to the gross receivable was reduced from $398,790 at December 31, 2011 to $113,667 at December 31, 2012, which represents $125,000 in deferred salary between October 1, 2011 and June 28, 2012, less $11,333 paid in salary during that period. In addition, Mr. Feller did not submit expense reports to support the $133,770 of expenses in the time provided for in the Separation Agreement, so that amount was removed as an offset to his receivable as of December 31, 2012.

This offset of the $538,515 receivable from Mr. Feller resulted from the decision by the Company to treat 2,161,339 shares of stock owed to Mr. Feller from 2008 and 2009, that were approved by the board but never completed, as having been satisfied when he had the Company issue 2,540,000 million shares of stock in connection with the European Transactions.

The 2,161,339 shares were due to Mr. Feller as payment for $2,768,652 in accrued salary, interest, vacation and rental payments for 2008, 2009 and prior years, and repayment of $729,439 in loans Mr. Feller from those periods. The Company is satisfied that it properly recorded and disclosed the 2008 and 2009 transactions in its financial reports filed with the SEC and the only adjustment needed was to reduce shares outstanding as of December 31 2012 by these 2,161,339 shares. The Company has accrued the employer taxes on this taxable income as of December 31, 2012. While Mr. Feller was owed 2,161,339 shares from 2008 and 2009, he had the Company issue 2,540,000 shares related to the Swiss transactions, leaving a balance due to the Company of 378,661 shares, which are valued at December 31, 2012 for $71,946, based on the closing price of the Company’s common stock on that date.

The Company has recorded an accrued expense pursuant to Mr. Feller’s consulting agreement that provides for $125,000 of payments in 2012, subject to certain conditions, and has not recorded an allowance for doubtful accounts for this receivable given the accrued expense of a higher value. The Company has informed Mr. Feller that it reserves all rights with regards to this consulting agreement, given the events that led to his resignation on June 28, 2012. In the event that the Company determines that Mr. Feller’s consulting agreement is not valid, the Company will reverse the accrual for $125,000 for his consulting agreement for 2012 and will fully reserve the receivable from Mr. Feller.

7.     Property and Equipment

Property and equipment were as follows:

	December 31,
	2012	2011
Computers and peripherals	$97,660	$97,660
Office machines	49,370	49,370
Furniture and fixtures	73,905	79,484
	220,935	226,514
Less accumulated depreciation	(171,897)	(148,379)
Property and equipment, net	$49,038	$78,135

For the years ended December 31, 2012 and 2011, depreciation was $26,771 and $24,395, respectively.

8.     Goodwill and intangible assets

Goodwill and intangible assets were as follows:

	December 31,
	2012	2011
Beverly Hills Concours d'Elegance	$–	$2,500
Santa Barbara Concours d'Elegance	–	53,000
Core Tour	–	100,000
Freedom Bowl	–	190,000
Maui Music Festival	–	5,000
Total intangible assets	–	350,500
Goodwill for Stratus Rewards	–	1,073,345
Goodwill for ProElite	1,935,621	1,935,621
Total goodwill and intangible assets	$1,935,621	$3,359,466

In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” the Company’s goodwill and intangible assets are considered to have indefinite lives and are therefore not amortized, but rather are subject to annual impairment tests. The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record an impairment if warranted by adverse changes in facts and circumstances.  As a result of these impairment tests, the Company recorded impairment charges of $1,423,844 in 2012 and $1,859,778 in 2011.

The following is a summary of goodwill, intangible assets and impairment charges:

	December 31,	Impairment Charges	December 31,	Impairment Charges	Amortization of Intangibles	December 31,
	2012	in 2012	2011	in 2011	in 2011	2010
Intangible assets:
Beverly Hills Concours d'Elegance	$–	$2,500	$2,500	$167,458	$–	$169,958
Santa Barbara Concours d'Elegance	–	53,000	53,000	190,000	–	243,000
Core Tour	–	100,000	100,000	967,069	–	1,067,069
Freedom Bowl	–	190,000	190,000	154,232	–	344,232
Stratus Rewards	–	–	–	86,019	45,410	131,430
Maui Music Festival	–	5,000	5,000	295,000	–	300,000
Total intangible assets	–	350,500	350,500	1,859,778	45,410	2,255,689
Goodwill:
Stratus Rewards	–	1,073,345	1,073,345	–	–	1,073,345
ProElite	1,935,621	–	1,935,621	n/a	–	n/a
Total goodwill and intangible assets	$1,935,621	$1,423,845	$3,359,466	$1,859,778	$45,410	$3,329,034

9.     Deferred salary

Capital constraints necessitated that the Company reduce staff since February 16, 2012 and the Company has not been able to pay employees on a regular basis, resulting in unpaid salaries of $1,152,933 as of December 31, 2012.  During this period, a limited number of employees continued to provide services to the Company.

10.    Other accrued expenses and other liabilities

Other accrued expenses and other liabilities consisted of the following:

	December 31,
	2012	2011
Payroll related	$329,191	$640,208
Estimated damage liability that may not be covered by insurance	300,000	–
Estimate settlement with vendor in Europe	300,000	–
Professional fees	269,710	494,767
Accrued board fees	241,011	–
Consultant fees	133,777	227,178
Accrued legal judgments	84,899	90,732
Other	14,920	49,884
Travel expenses	10,000	38,546
	$1,683,508	$1,541,315

11.     Amounts payable to officers

The amounts payable to officers were:

	December 31,
	2012	2011
Loan from former chairman and president	$–	$78,919
Officer pursuant to employment agreement	156,358	50,244
Promisory note to officer	55,000	55,000
	$211,358	$184,163

The loan and promissory note are unsecured, due on demand, have no priority or subordination features, do not bear any restrictive covenants and contain no acceleration provisions. Interest expense on these loans for 2012 and 2011 was $0 and $19,949, respectively.

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

In 2012, a review of the employment contract for an officer revealed that the non-salary amounts due to him were $156,358 as of December 31, 2012 from $50,244 as of December 31, 2011.

During 2011, $45,000 was paid to a director to pay down the last portion of the principal balance of a loan made to the Company in 2005.  The former chairman and president provided the Company with $557,650 from December 2010 through June 2011, he was repaid $564,363 during the first six months of 2011. During 2011, $77,176 was paid to an officer pursuant to an employment agreement and another officer was paid $176,525 pursuant to an employment agreement.

12.     Notes payable

Notes payable were as follows:

	December 31,
	2012	2011
Notes payable from ProElite to various individuals dated October 20, 2011 with maturity of July 20, 2012, plus interest at 8%, convertible into common stock of ProElite at noteholder's election. Secured by the assets of ProElite. These notes are currently in default.	$1,063,000	$415,000

Note payable to a shareholder upon the earlier of completion of $1,000,000 in funding, or May 24, 2012, plus interest at 0.19%, secured by the assets of ProElite. This note is in default. The noteholder has a warrant to purchase ProElite shares at $0.05 per share that increases each month when the loan is in default. As of December 31, 2012, he had a resulting warrant to purchase 27.5 percent of ProElite. This note is currently in default.	1,000,000	–

Note payable from ProElite to one party dated October 19, 2012 with maturity of the earlier of October 19, 2013 or completion of an equity offering by Stratus, at which time the note will convert into equity based on the terms of that offering at 50% of the price of that offering. Bears interest at 7% and is secured by the assets of ProElite.	500,000	–

Note payable to the Company's outside law firm. This note is presented net of $249,824 of assumed reimbursements from the Company's D&O carrier. This note bears interest at 3% and is due December 31, 2012. This note is currently in default.	486,104	–

Notes payable to three holders dated May 11, 2012 with maturity of the earlier of November 11, 2012 or when a financing is completed of $2,000,000 or more, plus interest at 10%, secured by the assets of the Company. This note is currently in default.	350,000	–

Notes payable to 11 investors dated July 9, 2012 with maturity on the earlier of a $2 million capital raise by the Company, or February 6, 2013 and bear interest at 8%. This note is currently in default.	275,000	–

Notes payable to one holder dated April 4, 2012 with original maturity on October 4, 2012, plus interest at 10%. Unsecured. An amendment to this note on October 2, 2012 changed the maturity date to January 4, 2013. This note is currently in default.	249,999	–

Note payable to a shareholder dated January 14, 2005, with maturity of May 14, 2005, plus interest at 10%. Unsecured. This note is currently in default.	70,000	70,000

Note payable to a shareholder dated February 1, 2005 with maturity of June 1, 2005, plus interest at 10%. Unsecured. This note is currently in default.	10,000	10,000

Notes payable, unsecured, non-interest bearing	–	60,000
	$4,004,103	$555,000

For 2012 and 2011, the Company incurred interest expenses on these Notes Payable of $62,645 and $13,351, respectively.

13. Derivative liabilities

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (“Original Series E”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000 in the aggregate. In October 2012, the Company sold 1,000 shares of Series E for $1,000,000 (“New Series E”). The Original Series E and New Series E together are referred to herein as “Series E”.

These Series E contain “full ratchet-down” liquidity protection that provides that if the Company issues securities for less than the existing conversion price for the Series E Preferred Stock or the strike price of the Series E warrants, then the conversion price for Series E Preferred Stock will be lowered to that lower price. Also, the strike price for Series E warrants will be decreased to that lower price and the number of Series E warrants will be increased such that the product of the original strike price times the original quantity equals the lower strike price times the higher quantity.

Subsequent to the issuance of this Series E, the Company has determined that the warrants for these financings included certain embedded derivative features as set forth in ASC 815, “Derivatives and Hedging,” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and are subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each year on the Statement of Operations as a separate line item for each year presented.

The fair value of these derivative liabilities is calculated using the commonly-accepted Black Scholes pricing model that is based on the following as of the date of calculation: the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These fair value results are extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock. Accordingly, the fair values of these derivative liabilities are subject to significant changes.

14.     Other (income)/expenses

Other (income)/expenses for 2012 was net other expense of $379,188, an increase in expense of $1,392,097 from net other income of $1,012,909 in 2011. The net other expense for 2012 primarily resulted from the offset of a $538,515 receivable from Paul Feller, the Company’s former chairman and president (see Footnote 6 to the Financial Statements for more information). Other expenses in 2012 were increased by an accrual of $300,000 estimated to be needed to settle a dispute with a vendor in Europe, and $300,000 accrued for water damage in the building formerly occupied by the Company for which the Company may be liable. These expenses were offset by: the writeoff of $346,974 in accrued liabilities related to Paul Feller that are no longer required; $256,449 in reductions in accrued interest related to debt that has been paid or settled; $102,435 in accrued interest related to preferred stock that has been converted to common stock and $72,078 in gains on negotiated settlement of certain payables for less than book value.

Net other (income)/expenses in 2011 of $1,012,909 were primarily for the writeoff of $1,000,000 in debt related to the acquisition of Stratus White for which agreed-upon assets were never received by the Company and the statute of limitations had expired on the obligation to pay this debt.

The following is a table of the components of other (income)/expense for 2012 and 2011:

	Years Ended December 31,
	2012	2011
Writeoff note related to Stratus White acquisition that related to items the Company did not receive in the acquisition and is past the state of limitations	$–	$(1,000,000)
Reduction in liabilities related to Paul Feller that are no longer needed	(346,974)	–
Reduction in accrued interest related to debt that has been repaid or settled	(256,449)	–
Reduction in accrued interest related to preferred stock that has been converted to common stock	(102,435)	–
Gain on negotiated settlement of account payable below book value	(72,078)	–
Other income items	–	(12,909)
Offset of receivable from Paul Feller from stock transactions	538,515	–
Accrued estimated property damage that may be the Company's liability	300,000	–
Estimated cost to settle dispute with vendor in Europe	300,000	–
Other expense items, net	18,610	–
Other (income)/expense, net	$379,188	$(1,012,909)

15.     Related party transactions

Pursuant to an investigation conducted in March 2012 directed by the Company’s Board of Directors, it was determined that Paul Feller, the Company’s former chairman and CEO, received $640,000 in December 2010 in connection with a sale of the Company’s common stock he arranged with an outside investors. Mr. Feller caused the delivery of 2,540,000 shares of common stock to be issued directly by the Company while Mr. Feller kept the cash proceeds. Accordingly, the Company recorded a gross receivable of $640,000 from Mr. Feller in connection with this transaction. Mr. Feller resigned from the Company on June 28, 2012. During 2012, it was determined that Mr. Feller kept in his possession a vintage automobile that the Company had paid for, so his receivable was increased to $678,100.

As of December 31, 2012, this receivable of $678,100 was increased by $71,946, which is the value of 378,661 shares owed by Mr. Feller to the Company at the $0.19 closing price of common stock on December 31, 2012 and $4,622 of personal expenses for Mr. Feller paid with Company funds, including $4,355 of registration fees paid by the Company for the vintage automobile that remains in Mr. Feller’s possession. This receivable of $754,668 was presented net of the offset of $538,515 of the receivable related to stock issuance (see below), $30,540 of approved business expenses and $113,667 in deferred salary.

As of December 31, 2011, this receivable of $640,000 increased by $38,100 for a vintage automobile purchased with Company funds but retained by Mr. Feller and was presented net of $398,790 of accrued salary, $115,000 of commissions that Mr. Feller represented in writing were paid in this transaction, $30,540 of business expenses submitted by Mr. Feller that met Company and IRS guidelines and $133,770 of business expenses that Mr. Feller represented in writing he would provide, for a net receivable of zero. For more information see Footnote 6.

During the year ended December 31, 2011, $45,000 was paid to a director to pay down the last portion of the principal balance of a loan made to the Company in 2005.  During 2011, $77,176 was paid to an officer pursuant to an employment agreement and another officer was paid $176,525 pursuant to a promissory note.

Effective July 1, 2011, each board member is entitled to an annual payment of $50,000, with the chairman of the audit committee receiving an additional $100,000 per annum and the chairman of the compensation committee receiving an additional $50,000 per annum. Mr. Rubinstein received a grant of 450,000 shares of restricted common stock that vest over a 36 month period and an additional grant of 450,000 shares of restricted common stock as chairman of the audit committee that vest over a 36 month period. Mr. Golenberg received a grant of 450,000 shares of restricted common stock that vests over a 36 month period as chairman of the compensation committee. On December 28, 2010, the Board of Directors elected to cancel a total of 1,550,000 options granted to Messrs. Cross and Dunleavy and Golenberg in 2009 for board service and to Mr. Golenberg in 2009 and 2010 as chairman of the audit committee, and replace those options with grants of 540,833 shares of restricted stock equal to 50% of the number of vested options as of July 1, 2011. These grants vested one-third on January 1, 2012, one-third on January 1, 2013 and vest one-third on January 1, 2014. Pursuant to these grants, Mr. Cross received a grant of 162,500 shares of restricted stock, of which 54,167 shares vested on January 1, 2012; Mr. Dunleavy received a grant of 130,000 shares of restricted stock, of which 43,333 shares vested on January 1, 2012; and Mr. Golenberg received a grant of 248,333 shares of restricted stock, of which 82,778 shares vested on January 1, 2012.

16.     Shareholder’s Equity

Common Stock

During 2012, the Company sold 411,429 shares of common stock for net proceeds of $143,829.

Series C 10% Preferred Stock

As of December 31, 2011, all Series C 10% Preferred Stock had been converted into common stock.  During 2011, 18,365 shares of Series C were converted into 367,300 shares of common stock and 1,101,900 shares were issued in connection with the price protection feature.

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

Since the Series D contains an embedded conversion feature, the Company performed an analysis of the Series C under ASC Topic 815 “Derivatives and Hedging.” This analysis determined that the embedded conversion feature was not required to be bifurcated and accounted separately from the Series D because the economic risks and characteristics of the embedded conversion feature were clearly and closely related to the economic risks and characteristics of the host contract Series D, namely the risks of the common stock.  The value of the beneficial conversion feature was $26,945 which was charged to equity at the time of issuance and was not included in the calculation of earnings per share.  The beneficial conversion feature was calculated as the difference of the fair value of the conversion price and the intrinsic value of the preferred shares.

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

The Company determined that derivative accounting for the embedded conversion and the share adjustment features was not required pursuant to ASC Topic 815 “Derivatives and Hedging,” because these features are indexed to the Company’s own stock under ASC 815-40-15 (EITF Issue 07-5); the features can be classified in shareholders’ equity under ASC 815-40 (EITF Issue 00-19, paragraphs 1-11) and that Series D is classified as a conventional convertible so the features can be classified in stockholders’ equity under ASC 815-40 (Issue 00-19, paragraphs 12-32). The determination was made by the Company that the Series D is a conventional convertible because the freestanding warrant is indexed to the company’s own stock under ASC 815-40-15 (EITF Issue 07-5); the freestanding warrant is classified in shareholders’ equity under ASC 815-40 (Issue 00-19, paragraphs 1-32); and the financial instrument does not include embedded puts and/or calls or other features that require bifurcation from the host contract under ASC 815.

As of December 31, 2012 and 2011, 18,999 shares of Series D were outstanding.  During 2011, 25,667 shares of Series D were converted into 1,540,000 shares of common stock and 2,043,840 shares were issued in connection with the price protection feature. No shares of Series D were converted during 2012.

Series E 5% Preferred Stock

In 2012, the Company raised $870,000 through the issuance of 1,000 shares of Series E 5% Preferred Stock (“Series E”) and common stock and warrants to purchase shares of common stock at $0.65 to $1.00.

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (“Original Series E”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000 in the aggregate. In October 2012, the Company sold 1,000 shares of Series E for $1,000,000 (“New Series E”). The Original Series E and New Series E together are referred to herein as “Series E”.

In connection with the sale of the Series E, the Company also agreed to issue to the Investors (a) warrants (“A Warrants”) to purchase up to one additional share of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares, and (b) warrants (“B Warrants”) to purchase up to 0.50 additional shares of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares. The Warrants are exercisable for five years commencing on the date of first issuance and are exercisable only for cash if there is an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants. In the absence of such a registration statement, the Warrants are exercisable for cash or on a cashless basis at the option of the holder thereof. For the Original Series E, exercise price of the A Warrant was $0.65 per share and the B Warrant had an exercise price of $1.00 per share, subject in each case to full ratchet anti-dilution protection.

The Original Series E were adjusted pursuant to the full ratchet anti-dilution protection when $249,999 of notes were issued on April 4, 2012 that contained a $0.30 conversion feature, so that the Original Series E now has a conversion price of $0.30 and an exercise price of $0.30 for the warrants. The New Series E were issued with a conversion and exercise price of $0.30 for the warrants. The impact of this ratchet-down provision in April 2012 increased the number of shares that would be issued upon conversion on that date from 21,125,000 shares of common stock to 28,166,667 and to increased the number of shares that would be issued upon full exercise of the warrants on that date from 37,975,000 shares of common stock to 94,966,667. If the Company issues equity securities in the future below $0.30, this full-ratchet anti-dilution protection will, absent a waiver of this protection, result in significant amounts of additional stock and warrants.

Pursuant to the Certificate, the Series E bears a dividend of 5%, payable quarterly in cash, or, if the dividend shares are registered for resale, in shares of the Company’s common stock. The effective conversion rate for the Original Series E was $0.40 per share of Common Stock, subject to full ratchet anti-dilution protection, which was triggered in April 2012 so that the conversion rate for the Original Series E and the New Series E is $0.30. The Series E has voting rights on an as-converted to Common Stock basis, with the Investors (subject to certain exceptions) having the right to elect two members to the Company’s Board of Directors for so long as at least 50% of the total number of Series E purchased pursuant to the Purchase Agreement are outstanding, and the right to elect one member to the Company’s Board of Directors for so long as at least 25% but less than 50% of the total number of Series E issued pursuant to the Purchase Agreement are outstanding. The Company is required to redeem any unconverted Series E on the fifth anniversary of the date of first issuance of the Original Series E and the New Series E, and has the right to require conversion at any time if the average daily trading value for any 20 consecutive trading days exceeds $250,000 and the weighted average price per share is at least $2.50 for each of those twenty consecutive trading days.

To secure the Company’s obligation to redeem the Series E, the Company entered into a Security Agreement, pursuant to which the Company has agreed to grant the holders of the Series E a first priority security interest in all of its assets.

The Company filed a registration statement with the SEC covering the resale of the shares (a) issuable upon conversion of the Preferred Shares or exercise of the Warrants, (b) issued as dividends payable in shares of Common Stock pursuant to the Certificate, and (c) issuable upon exercise of the Placement Agent Warrants. This registration statement was declared effective in February 2012.  Upon the occurrence of certain events set forth in the Purchase Agreement, including the failure to timely file the registration statement or have the registration statement timely declared effective, the Company will pay to the Investors an amount of cash equal to 1% of the aggregate purchase price of the Series E Preferred Stock and Warrants for each 30-day period during such default; provided, however, that the payments will not exceed 10% of the aggregate purchase price. The Company intends to file a post-effective amendment as soon as possible after the filing of this Annual Report on Form 10K.

As of December 31, 2012, 9,450 shares of Series E were outstanding. During 2012, 50 shares of Series E were converted into 166,666 shares of common stock. As of December 31, 2011, 8,500 shares of Series E were outstanding.  During 2011, 200 shares of Series E were converted into 500,000 shares of common stock.

Stock Options

During 2012, the Company cancelled 4,660,994 options for employees whose employment had been terminated and granted 2,300,000 options to Jerold Rubinstein, the Company’s new Chairman of the Board and CEO on June 28, 2012, pursuant to an employment contract, 450,000 options to a director and 300,000 options to an officer. These options have a strike price of $0.35 - $0.38, which were the closing prices of the Company’s common stock on the day of grant and a five-year life. Mr. Rubinstein’s options vest monthly over a twelve-month period unless the employment contract is terminated for any reason, at which time the options vest in full. The director’s options vest ratably over a 36-month period, and the officer’s options vest one third at grant, one third after the first year and one third after the second year. The Black Scholes value of these options was $706,250 which is being amortized over the respective vesting periods.  The following assumptions were used for the Black Scholes calculation to determine this expense:

Estimated fair value of underlying common stock	$0.35 - $0.38
Remaining life	5.0
Risk-free interest rate	0.69% - 0.80%
Expected volatility	80% - 89%
Dividend yield	–

During 2011, the Company issued options to purchase 2,800,000 shares of common stock in connection with employment agreements and canceled 1,550,000 options granted to certain directors. The Black Scholes value of these options was $910,000 which is being amortized over the respective vesting periods and $303,333 was recorded as an expense in 2011. These options have a life of five years and a strike price of $0.54 per share, which was the closing stock price for the Company’s common stock on the date of issuance.  During 2011, the Company modified the strike price on 3,310,000 options that had been outstanding for one and a half years. The effect of these modifications was to reduce the strike price from a range of $2.00 to $3.50 to $0.54 per share, which was the closing stock price for the Company’s common stock on the date of this modification. The Black Scholes value of these options was $1,075,750 which is being amortized over the respective vesting periods and $1,075,750 was recorded as an expense in 2011.  The following assumptions were used for the Black Scholes calculations to determine these expenses:

Estimated fair value of underlying common stock	$0.54
Remaining life	5.0
Risk-free interest rate	0.83%
Expected volatility	100%
Dividend yield	–

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
		Range of	Remaining	Average		Remaining	Average
	Options	Exercise	Life in	Exercise	Options	Life in	Exercise
	Outstanding	Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2010	10,269,852	$0.54 - $0.84	2.4	$0.94	8,512,684	2.0	$0.94
Cancelled	(3,110,000)	–	–	–	(3,110,000)	–	–
Exercised		–	–	–	–	–	–
Granted	5,010,000	$0.54	5.0	$0.54	3,355,000	5.0	$0.54
As of December 31, 2011	12,169,852	$0.54 - $0.84	3.2	$0.49	8,757,684	3.2	$0.40
Cancelled	(7,276,329)	–	–	–	(4,660,994)	–	–
Exercised	–	–	–	–	–	–	–
Granted	3,050,000	$0.35 - $0.38	4.5	$0.36	1,634,333	4.5	$0.36
As of December 31, 2012	7,943,523	$0.35 -$0.84	3.3	$0.46	5,731,023	2.9	$0.48

Warrants

During 2012, the Company issued warrants to purchase 5,000,000 shares of common stock at $0.30 in connection with the sale of 1,000 shares of Series E. The Original Series E were adjusted pursuant to the full ratchet anti-dilution protection when $249,999 of notes were issued on April 4, 2012 that contained a $0.30 conversion feature, so that the Original Series E now has an exercise price of $0.30 for the warrants. The New Series E was issued with an exercise price of $0.30 for the warrants. The Company also issued six five-year warrants to purchase a total of 13,530,000 shares at prices of $0.38 to $0.75 in connection with consulting and advisory contracts. The Black Scholes value of these warrants is $4,133,690, which is being recognized over the twelve to twenty-four months of the contracts.  The following assumptions were used for the Black Scholes calculation to determine this expense:

Estimated fair value of underlying common stock	$0.38 - $0.75
Remaining life	5.0
Risk-free interest rate	0.74% - 1.80%
Expected volatility	84% - 132%
Dividend yield	–

During 2011, the Company issued warrants to purchase 52,709,283 shares of common stock in connection with the sale of common and preferred stock. These warrants have a strike prices that range from $0.65 to $1.00 per share, vest upon issuance and a life of five years.  These warrants contained full ratchet-down antidilution protection. In connection with the sale of the Series E preferred shares, we issued placement agent warrants that permit the placement agent or its designees to purchase for a five-year period, 3,600,000 shares of Common Stock at an exercise price of $0.65 per share. We also issued to a financial advisor warrants to purchase 1,000,000 shares of our Common Stock of which 950,000 shares were directed to Cary Succof and 50,000 shares were directed to Francis Anderson and to another financial advisor warrants to purchase 750,000 shares of our common stock on substantially similar terms. The shares underlying these warrants are included in this prospectus and contain full ratchet-down antidilution protection and cashless exercise provisions.

The exercise price of the A Warrant for Series E Preferred was originally $0.65 and the exercise price of the B Warrant for Series E Preferred was originally $1.00, but both warrants were adjusted with a strike price of $0.30 and the number of warrants were increased pursuant to the full ratchet anti-dilution protection when $249,999 of notes were issued on April 4, 2012 that contained a $0.30 conversion feature.

Calculations of the ratchet-down impact:

	Original			After Ratchet Down
	Shares x	Strike =	Aggregate Exercise Price	Shares x	Strike =	Aggregate Exercise Price

Series A warrants	21,750,000	$0.65	$14,137,500	47,125,000	$0.30	$14,137,500
Series B warrants	10,875,000	$1.00	$10,875,000	36,250,000	$0.30	$10,875,000
Placement agent warrant	3,600,000	$0.65	$2,340,000	7,800,000	$0.30	$2,340,000
Broker-dealer warrant	1,000,000	$0.65	$650,000	2,166,667	$0.30	$650,000
Advisory warrant	750,000	$0.65	$487,500	1,625,000	$0.30	$487,500
	37,975,000			94,966,667

Additional warrants from ratchet-down				56,991,667

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
		Range of	Remaining	Average		Remaining	Average
	Warrants	Exercise	Life in	Exercise	Warrants	Life in	Exercise
	Outstanding	Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2010	2,472,676	$1.00 - $2.00	4.4	$1.37	2,472,676	4.4	$1.37
Exercised	–	–	–	–	–	–	–
Granted	57,057,569	$0.65 - $1.00	4.5	$0.75	57,057,569	4.5	$0.75
As of December 31, 2011	59,530,245	$0.65 - $2.00	3.5	$2.00	59,530,245	3.5	$2.00
Exercised	–	–	–	–	–	–	–
Ratchet-down impact	56,991,667	$0.30	–	$0.30	56,991,667	–	$0.30
Granted	15,763,330	$0.30 - $0.75	4.6	$0.38	10,388,330	4.6	0
As of December 31, 2012	132,285,242	$0.30 - $2.00	3.5	$0.40	126,910,242	3.5	$0.38

17.     Commitments and contingencies

Office space rental

On May 1, 2009, we entered into a lease agreement for approximately 1,800 square feet of office space in Santa Barbara, California for use as our executive offices.  This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month. This property was vacated in August 2012 and the Company has recorded a liability of approximately $139,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. The Company is in active negotiations to settle the unpaid rent for a lower amount, but there can be no assurance of success in doing so.

On August 1, 2011, we entered into a lease agreement for approximately 7,000 square feet of office space in Los Angeles, California.  The lease continues through November 30, 2014.  Initially, the lease has a fixed monthly rent of $19,326 and is subject to annual increases of 3% per year. The Company was not required to pay a fixed monthly rent for months two through five.  Prior to this, the Company was leasing the same office space on a month-to-month basis. This property was vacated in April 2012 and the Company has recorded a liability of approximately $892,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. The Company is in active negotiations to settle the unpaid rent for a lower amount, but there can be no assurance of success in doing so.

On November 1, 2011, we entered into a lease agreement for approximately 3,000 square feet of office space in Santa Barbara, California for use by our operating units.  This lease expires on October 31, 2014 with two additional three-year renewal terms available.  The initial rent plus common area charges are $7,157 per month. This property was vacated in June 2012 and the Company has recorded a liability of approximately $229,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. In January 2013, the landlord for this property has obtained a judgment against the Company for $74,486. The Company is in active negotiations to settle the unpaid rent for a lower amount, but there can be no assurance of success in doing so.

In May 2012, the Company entered into a month-to-month lease for office space for three people in Los Angeles, California. Rent for this facility is approximately $2,300 per month.

We believe our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Contractual obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2012 that are fixed and determinable by year.

					2015 and
	Total	2013	2014	2015	Later
Notes Payable	$4,004,103	$4,004,103	$–	$–	$–
Rent obligations	1,260,645	677,738	339,958	242,949	–
Deferred Salary	1,152,933	1,152,933	–	–	–
Accrued interest	947,100	947,100	–	–	–
Employee Contracts: Salary	363,750	363,750	–	–	–
Employee Contracts: Other	231,299	231,299	–	–	–
Total	$7,959,830	$7,376,923	$339,958	$242,949	$–

Employment Agreements

Effective June 28, 2012, Jerold Rubinstein was elected by the Company’s board of directors as Chairman of the Board, CEO and a director of the Company’s subsidiaries. The Board of Directors of PEI also elected him as Chairman of the Board and CEO. Under the terms of an employment agreement dated June 28, 2012, this CEO will receive an annual salary of $250,000 per year and will continue to serve on the Company’s board of directors and as Chairman of the Company’s Audit Committee and shall continue to receive his compensation for such services. The term of this agreement is six months with an automatic six month extension unless the Company provides written notice of non-renewal 30 days prior to the end of the initial six-month term. This executive has been granted options to purchase 2,300,000 shares of the Company’s common stock at $0.35 per share, which was the closing price of the Company’s common stock on the day of option grant. These options vest monthly over a 12-month period. In the event the Company does not renew the second six month period, the executive resigns or the Company terminates the executive’s employment without cause, all options will immediately vest and the executive will receive all unpaid salary for the full twelve month period.

On August 8, 2011, the Company entered into any employment contract with Timothy Boris as the Company’s General Counsel and Vice President of Legal Affairs at an annual salary of $180,000. In December 2011 received options to purchase 300,000 shares of common stock at $0.54 that had 100,000 shares vested upon grant, 100,000 shares vested at the end of year one and 100,000 shares vest at the end of year two. This contract expired on August 8, 2012 and was renewed under the same terms until August 8, 2013. In August 2012 Mr. Boris received options to purchase 300,000 shares of common stock at $0.38 that had 100,000 shares vest upon grant, 100,000 shares vest at the end of year one and 100,000 shares vest at the end of year two. Both of these option grants have a five-year life.

On February 22, 2010, the Company entered into an employment contract with William Kelly, the Company’s Senior Vice President and Chief Operating Officer of ProElite, and the Chief Operating Officer of the Company.  This contract expired on February 22, 2012 and his employment with the Company was terminated on March 18, 2013. Under the agreement, Mr. Kelly was to receive an annual salary of $240,000 and shall be eligible for bonuses based on objectives established by the Company’s board of directors and Mr. Kelly’s performance against those objectives. The proposed agreement further provides that Mr. Kelly received a grant of options to purchase 1,200,000 shares of the Company’s common stock, with a five-year life, a strike price of $2.00 the following vesting schedule:  396,000 shares vest immediately, 396,000 shares vest on October 1, 2010 and 408,000 shares will vest on October 1, 2011.  The strike price on these options was adjusted to $0.54 in December 2011 by the Company’s Board of Directors. Such options shall terminate forty-five (45) days after the Executive’s employment with the Company is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason, as that term is defined in the contract. Such options shall not be assignable by Executive. Each option described above is subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events.  In connection with Mr. Kelly’s employment, the Company assumed a promissory note of $231,525 formerly owed to Mr. Kelly by ProElite, Inc. and agreed to pay the promissory note with $121,525 payable to Mr. Kelly upon the closing of the acquisition of ProElite by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition.  In 2011, $176,525 of these amounts were paid to Mr. Kelly. As of December 31, 2012, Mr. Kelly was owed $55,000 under this contract.

On November 1, 2010, the Company entered into an employment agreement with John Moynahan, who had been providing accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007.  This agreement expired on August 1, 2012. Under the agreement, Mr. Moynahan is to receive an annual salary of $220,000 for the first year of the contract, subject to an annual increase of the Consumer Price Index plus 2%, and will be eligible for a $50,000 bonus in the first year of this contract, with bonuses thereafter based on objectives established by the Company’s board of directors and Mr. Moynahan’s performance against those objectives. Under this agreement, Mr. Moynahan received a grant of 300,000 shares and a five-year stock option grant to purchase 1,560,000 shares of common stock at $2.00 per share, with 1,040,000 shares that vested upon the signing of the agreement and 520,000 shares that will vest on September 1, 2011.  The strike price on these options was adjusted to $0.54 in December 2011 by the Company’s Board of Directors. Such options shall terminate 45 days after the Executive’s employment with the Company is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above is subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events.  After a review of this contract during 2012, the Company determined that the non-salary amounts due to Mr. Moynahan were $156,358 as of December 31, 2012. Mr. Moynahan received $77,126 in non-salary payments under this contract in 2011.

Charles Bearchell, the Company's former Chief Accounting Officer and former Chief Financial Officer of ProElite, resigned from those positions on April 19, 2012.

Consulting agreement

On June 28, 2012, Paul Feller, the Company’s former Chairman of the Board and Chief Executive Officer, resigned from all positions with the Company and its subsidiaries, including PEI. In connection therewith, pursuant to a Separation and Release Agreement, the Company and Mr. Feller entered into a new Consulting Agreement for a term of two years at an annual compensation of $250,000, subject to the Company raising at least $2,000,000 in funding. Under the Consulting Agreement, Mr. Feller agreed to provide services in the area of business development, fund-raising and the evaluation of asset/event acquisitions to be done at the discretion of the Board of Directors. The Company has informed Mr. Feller that it reserves all rights with regards to this consulting agreement, given the events that led to his resignation on June 28, 2012.

18.     Segment Information

Events other than ProElite and the Stratus Reward program are considered an operating segment pursuant to ASC 280 since each is budgeted separately and results of events other than ProElite, ProElite and the Stratus program are tracked separately to provide the chief operating decision maker information to assess and manage events other than ProElite and the Stratus Program.

The characteristics of the Stratus Reward program and ProElite are different than the non-ProElite events, so that operating segment is considered a reporting segment. The events share similar economic characteristics and are aggregated into a reporting segment pursuant to paragraph 17 of ASC 280. All of the events provide entertainment and the logistics and production processes and methods for each event are similar: sponsorship sales, ticket and concession sales, security, stages, public address systems and the like. While the demographic characteristics of the audience can vary by event, all events cater to consumer entertainment. Subsequent to December 31, 2012, the Company decided to suspend all activities other than ProElite.

A summary of results by segments is as follows:

	As of/for the Year Ended December 31, 2012					As of /for the Year Ended December 31, 2011
	Stratus Rewards	ProElite	Other Events	Other	Total	Stratus Rewards	ProElite	Other Events	Other	Total
Revenues	$–	$375	$–	$–	$375	$–	$377	$194	$–	$571
Cost of sales	–	236	–	–	236	–	536	1,773	–	2,309
Gross margin	–	139	–	–	139	–	(159)	(1,579)	–	(1,738)
Deprec. & Amort	–	2	–	32	34	45	–	–	25	70
Segment profit/(loss)	–	137	–	(32)	105	(45)	(159)	(1,579)	(25)	(1,808)
Operating expenses	1,724	990	–	9,183	11,897	485	1,339	2,016	10,781	14,621
Other expenses	–	97	–	1,957	2,054	–	–	–	(592)	(592)
Net loss	$(1,724)	$(950)	$–	$(11,172)	(13,846)	$(530)	$(1,498)	$(3,595)	$(10,214)	$(15,837)

Assets	$–	$2,161	$–	$285	$2,446	$1,073	$2,020	$351	$230	$3,674
Liabilities	$122	$2,632	$2,271	$8,070	$10,463	$–	$1,511	$169	$2,106	$3,786

19.     Income taxes

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

December 31, 2012
Net operating loss carryforward	$18,050,294
Amortization	(580,145)
Stock option compensation	904,334
Deferred compensation	883,794
Deferred state tax	(477,307)
Other	449,209
Valuation allowance	(19,230,179)
Net deferred tax asset	$–

The Company had net operating loss carry-forwards (“NOL”) for federal and state income tax purposes of approximately:

	December 31,
	2012	2011
Combined NOL Carryforwards:
Federal	$43,181,944	$35,361,835
California	40,714,060	32,893,951

The net operating loss carry-forwards for 2012 and 2011 begin expiring in 2021 and 2020, respectively. The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company recorded a 100% valuation allowance on the deferred tax assets at December 31, 2011 and 2010 because of the uncertainty of their realization.

A reconciliation of the income tax credit computed at the federal statutory rate to that recorded in the financial statements for 2011 and 2010 is as follows

	December 31, 2012		December 31, 2011
Rate reconciliation:
Federal credit at statutory rate	$(4,846,180)	$166.75%	$(5,415,468)	$258.71%
State tax, net of Federal benefit	(782,767)	26.93%	(926,363)	44.25%
Change in valuation allowance	5,495,845	-189.11%	6,338,928	-302.82%
Other	133,102	-4.58%	2,903	-0.14%
Total provision	$–	$0.00%	$0	$0.00%

20.     ProElite, Inc.

Effective October 21, 2009, the Company entered into a Strategic Investment Agreement with ProElite, Inc. (“PEI”) pursuant to which PEI sold to the Company, shares of PEI’s Series A Preferred Stock (the “Preferred Shares”). The transaction closed on June 14, 2011. The Preferred Shares are convertible into the Common Stock of PEI. The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares. The purchase price of the Preferred Shares was $2,000,000 which was used by PEI for payment of outstanding liabilities of PEI, general working capital and other corporate purposes and repayment of all amounts due under a note of PEI with respect to advances made to PEI by the Company of $100,000. At the close, all of the previous directors of PEI resigned and the board of directors of PEI consisted of two designees of the Company and one designee of PEI. The Company’s Chief Executive Officer, became PEI’s Chief Executive Officer.

The Company has consolidated the balance sheet of PEI as of December 31, 2012 and 2011. The results of operations of PEI for the fiscal year ended December 31, 2012 have been consolidated into the Company’s results of operations. The results of operations of PEI for the six months ended December 31, 2011 have been consolidated into the Company’s results of operations for 2011.

The pro forma financial information presented below show the consolidated operations of the Company as if the PEI acquisition had occurred as of January 1, 2011:

	Years Ended December 31,
	2012	2011
Revenues	$374,542	$829,476
Gross profit/(loss)	138,739	(1,479,134)
Loss from operations	(11,788,566)	(17,232,185)
Provision for income taxes	–	–
Net loss	(13,842,926)	(16,671,702)
Basic loss per share	$(0.15)	$0.22

21.      Restatement of financial statements

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (“Original Series E”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000 in the aggregate. In October 2012, the Company sold 1,000 shares of Series E for $1,000,000 (“New Series E”). The Original Series E and New Series E together are referred to herein as “Series E”.

These Series E contain “full ratchet-down” liquidity protection that provides that if the Company issues securities for less than the existing conversion price for the Series E Preferred Stock or the strike price of the Series E warrants, then the conversion price for Series E Preferred Stock will be lowered to that lower price. Also, the strike price for Series E warrants will be decreased to that lower price and the number of Series E warrants will be increased such that the product of the original strike price times the original quantity equals the lower strike price times the higher quantity.

In preparing the financial statements for 2012, the Company has determined that the warrants for these financings included certain embedded derivative features as set forth in ASC 815, “Derivatives and Hedging,” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and are subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each year on the Statement of Operations as a separate line item for each year presented.

As the result of this determination, the Company had incorrectly accounted for the derivative liabilities embedded in the Series E and related warrants issued in the year 2011. The consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations for the year then ended were restated to reflect the correct treatment. The following table presents the effect of the restatement adjustment on the accompanying consolidated balance sheet as of December 31, 2011:

Consolidated Balance Sheet at December 31, 2011	As Previously Reported	Restated	Net Adjustment
Shareholders' deficit
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 shares outstanding	$–	$–	$–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized,18,999 shares outstanding	19	19	–
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized; 9,450 and 8,500 shares issued and outstanding	9	9	–
Common stock, $0.001 par value: 200,000,000 shares authorized 89,083,677 and 88,157,055 shares issued and outstanding	88,157	88,157	–
Additional paid-in capital	41,964,908	33,264,917	(8,699,991)
Accumulated deficit	(42,196,523)	(49,385,387)	(7,188,864)
Total Stratus shareholders' deficit	$(143,430)	$(16,032,285)	$(15,888,855)

The flowing table presents the effect of the restatement adjustment on the accompanying consolidated statement of operations for the year ended December 31, 2011:

Consolidated Statement of Operations for 2011	As Previously Reported	Restated	Net Adjustment
Loss from operations	$(16,429,344)	$(16,429,344)	$–

Other (income)/expenses
Fair value of derivative liabilities in excess of proceeds	–	19,642,867	19,642,867
Adjustments to fair value of derivative securities	–	(12,454,003)	(12,454,003)
Other (income)/expenses	(1,012,909)	(1,012,909)	–
Interest expense	420,733	30,535	(390,198)
Total other (income)/expenses	(592,176)	6,206,490	6,798,666

Net loss	$(15,837,168)	$(22,635,834)	$(6,798,666)

Preferred dividends	–	390,198	390,198
Net loss attributable to common shareholders	$(15,837,168)	$(23,026,032)	$(7,188,864)

These corrections will be made to applicable prior period financial information in future filings with the SEC, including this filing.

The fair value of these derivative liabilities is calculated using the commonly-accepted Black Scholes pricing model that is based on the following as of the date of calculation: the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These fair value results are extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock. Accordingly, the fair values of these derivative liabilities are subject to significant changes.

22.     Subsequent Events

Subsequent to December 31, 2012, the holders of 10,666 shares of Series D Preferred converted these shares into 927,736 shares of common stock: 739,920 shares for the conversion of Series D, 179,722 shares for accrued dividends and 8,094 shares for the price protection feature described in footnote 16. Following this conversion, there are 8,333 shares remaining of Series D Preferred that can currently be converted into 649,215 shares of common stock: 499,980 shares for the conversion of Series D, 136,216 shares for accrued dividends and 13,019 shares for the price protection feature described in footnote 16.

On March 5, 2013, the Company issued a promissory note for $200,000. This note does not bear interest and matures on the earlier of September 5, 2013 or the receipt by the Company of $200,000 of net proceeds from sales of equity.

On April 9, 2013, the Company sold 1,666,667 shares of its common stock to a private investor for $50,000, or $0.03 a share. The Company is attempting to obtain waivers from holders of Series E Preferred Stock for the full-ratchet anti-dilution feature for the conversion price and warrants. If the Company is not successful in obtaining these waivers, this full-ratchet anti-dilution feature will result in an additional 283,500,000 shares of common stock issuable upon conversion of Series E Preferred Stock, the repricing of Series E Preferred Stock warrants from $0.30 a share to $0.03 a share and the issuance of an additional 854,700,000 warrants to buy common stock. While the Company believes it can obtain these waivers, there can be no assurance that we will be able to do so. If these waivers are not obtained, the total of shares required to be reserved for the Series E Preferred Stock conversion and warrants is 1,138,200,000. The Company currently has authorized shares of 500,000,000 and would need to either increase the number of authorized shares or do a reverse stock split to be able to reserve enough shares in such event.

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

Our management is responsible for establishing and maintaining adequate ICFR as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Management, with the participation of the Chief Executive and Acting Chief Financial Officers, evaluated the effectiveness of the Company’s ICFR as of December 31, 2012.  In making this assessment, the Principal Executive Officer and Principal Financial Officer used their more than 70 combined years of business, financing and accounting experience.  A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this assessment, and for the reasons cited above in the section of Disclosure Controls and Procedures, management has concluded that the Company did not maintain effective ICFR as of December 31, 2012.

Remediation

To remediate these control weaknesses, the Company intends to allow for segregation of duties, a system of internal reviews and checks and balances to strengthen controls.  The Company intends to develop and implement a written set of policies and procedures for Company operations, particularly with regard to controls over Company contracts and commitments.  The Company intends to change its accounting system to one that provides for proper control over changes and for segregation of duties within the accounting system.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s ICFR through the date of this report or during the period ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

Item 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth, as of April 15, 2013, the names of, and certain information concerning, our directors:

			Director	End of
Name	Age	Position	Since	Term
Jerold Rubinstein	74	Chief Executive Officer and Chairman of the Board	2011	2013
Glenn Golenberg	72	Director, Chairman of the Compensation Committee and member of the Audit Committee	2009	2013
Seymour Siegel (Sy)	71	Director and Chairman of the Audit Committee	2012	2013
Michael Dunleavy, Sr.	59	Director and member of the Audit Committee	2009	2013
Randall Cross	58	Director	2009	2013
John A. Schneider, Jr. (Jack)	74	Director	2012	2013

Jerold Rubinstein - is Chief Executive Officer and Chairman of the Board for the Company. Mr. Rubinstein is the chairman of the audit committee of CKE Restaurants, the parent company of Carl’s jr. Restaurants and Hardees Restaurants. Also he serves as the non-executive chairman of US Global investors Inc., a mutual fund advisory company. Mr. Rubinstein has started and sold many companies over the years, including Bel Air Savings and Loan and DMX, a cable and satellite music distribution company. Mr. Rubinstein started and sold XTRA Music Ltd., a satellite and cable music distribution company in Europe. Most recently Mr. Rubinstein consults with and serves on 3 early stage development companies. Mr. Rubinstein is both a CPA and attorney. Mr. Rubinstein joined the board in April 2011.

Glenn Golenberg - has been engaged in the financial services industry since 1966, Mr. Golenberg has arranged financings well in excess of $1.5 billion and has served as a financial advisor in more than two hundred transactions. Mr. Golenberg is presently a co-founder and Managing Director of Golenberg & Company, a merchant banking firm that invests in and offers financial advisory services to a wide variety of businesses. Founded in 1978, the Los Angeles merchant banking firm of Golenberg & Company also had offices in Cleveland and New York. Mr. Golenberg is also Managing Director of The Bellwether Group, a merchant bank which provides strategic and financial advisory services to expansion-stage emerging technology and life-science related companies. He is actively involved with a number of companies, and is a Director of Stratus Media Group, ProElite, Virtual Media and the ASTRUM fund. In addition, Glenn recently joined the Board of Governors of JLTV, “America’s Chosen Network.” He was co-vice chairman of Skyview Capital and is Senior Advisor to Outsource Partners International, Inc. In addition, he has been chairman of numerous operating companies in which he and partners held a controlling interest. In the past, Mr. Golenberg has served as a director or advisor of numerous publicly and privately held companies. He is a member of the Business Advisory Council at his alma mater, Miami University in Oxford, Ohio, and served on the Graduate Executive Board of the Wharton Graduate School of the University of Pennsylvania, where he received his MBA degree.

Mr. Golenberg has been appointed to the Board of Governors, the Executive Committee, the Finance Committee and the Investment Committee of Cedars-Sinai Hospital, the Investment and Finance Committees of Wilshire Boulevard Temple, and the board, the Executive and the Finance Committees of the Jewish Community Foundation. Mr. Golenberg also served on the Executive and Finance Committees of the Jewish Federation and has served as Chairman of the Pension Investment Committee as well as Vice General Chairman of the United Jewish Fund. He was a member of Kennedy Center’s National Committee for the Performing Arts and was Co-Chairman of the Special Gifts Committee of the Music Center in Los Angeles, and was currently Vice Chairman of the International Advisory Board of the Tel Aviv University Recanati Business School, and is a member of the executive committee of the American friends of Tel Aviv university. Mr. Golenberg also was a member of the executive committee of the America-Israel Friendship League. Mr. Golenberg joined the board in April 2009.

Seymour (Sy) Siegel - Mr. Siegel is a CPA, inactive, and a principal emeritus at Rothstein Kass, a national firm of accountants and consultants, where he is a trusted advisor to business owners and responsible for business introductions. Mr. Siegel was a founder of Siegel Rich & Co. CPA’s, which eventually merged with WeiserMazars LLP, a large regional firm. He was a senior partner there until selling his interest and co-founding a business advisory firm, which later became a part of Rothstein Kass. He has been a director and officer of numerous business, philanthropic and civic organizations. As a professional director, he has served on the boards of approximately 10 public companies over the last 20 years, generally as audit committee chairman. Mr. Siegel has been chairman of the audit committee for Emerging Vision, Inc. and Global Aircraft Solutions, Inc. He is currently a director and chairman of the audit committees of Hauppauge Digital, Inc., Air Industries Group, Inc., and Premier Alliance Group, Inc.

Randall Cross - played football for the University of California, Los Angeles, where he received All Conference honors, All American honors and played an important role in the UCLA victory at the Rose Bowl in 1976. After being drafted in the second round of the 1976 NFL draft by the San Francisco 49ers, Mr. Cross played professional football with the San Francisco 49ers from 1976 to 1988, where he received six All Pro selections, three Pro Bowl selections and was a key player in the 49ers’ Superbowl championships in 1982, 1985 and 1989. Since 1989, he has been a broadcaster and analyst of the NFL for CBS and NBC, working on both network’s coverage of NFL regular season, playoff and Superbowl games. He currently co-hosts “The Opening Drive” show on FM 92.9 WZGM “The Game” in Atlanta. Off the field, Mr. Cross has been involved in marketing and promotions in several areas, including insurance, commodities and local and national retail sales. Mr. Cross joined the board in April 2009.

Michael Dunleavy, Sr. - From 2003 until 2010 Mr. Dunleavy was the head coach and from 2008 to 2010 also the general manager of the Los Angeles Clippers. From 2011 to 2012 he was part of a financing group that tried to buy the New Orleans Hornets. From 2012 to present he has been broadcasting for a number of media firms and serves as a Principal and board member for Remedy Analytics, where he owns 20% of that company. Selected in the sixth round (99th pick overall) by Philadelphia in 1976, Mr. Dunleavy played 11 seasons in the NBA with career averages of 8.0 points and 3.9 assists in 438 games for Philadelphia (1976-78), Houston (1978-82), San Antonio (1982-83) and Milwaukee (1983-85, 1988-1990). He began his coaching career as head coach for the Los Angeles Lakers is 1990. He then went on to coaching the Portland Trail Blazers and under his guidance the team matched its second best victory total in Blazers history. Mr. Dunleavy earned the 1999 NBA Coach of the Year award. In 2010, he coached his 1,000th career game and won his 500th career game prior to leaving the Los Angeles Clippers. Mr. Dunleavy joined the board in October 2009.

John A. (Jack) Schneider, Jr. - served for over 30 years as Managing Director of Allen & Co., an international investor, underwriter, and broker to some of the biggest names in entertainment, technology, and information. Mr. Schneider also pioneered The Allen & Company Sun Valley Conference, widely considered one of the most influential gatherings of international business leaders, annually. Mr. Schneider is Chairman of the Buoniconti Fund to Cure Paralysis, a role he has held for 25 years. He has contributed for over a decade as a board member of the National Mentoring Partnership and has extensive contributions with the St. Vincent’s Services to kids. Since 2012, Mr. Schneider has been a managing director at Dominick & Dominick, a Wall Street investment firm founded in 1870.

Executive Officers

The following table sets forth, as of April 15, 2013, the name of, and certain information concerning, our executive officers other than Mr. Rubinstein:

Name	Age	Position
John Moynahan	55	Senior Vice President and Chief Financial Officer
Timothy Boris	44	General Counsel and Vice President of Legal Affairs

John Moynahan - With over 37 years of business experience, Mr. Moynahan has been a treasurer for four years and CFO for 18 years of publicly-traded companies ranging from development stage to a billion dollars in annual revenues. During this span, Mr. Moynahan has been responsible for SEC reporting and compliance, successfully executing an IPO, completing over $500 million in debt financings, over $120 million in equity financings, and investigating and closing acquisitions with companies such as Fisher Scientific Group, Card Systems Solutions, Inc., Innovative Technology Applications, Inc., and Xybernaut Corporation. Mr. Moynahan joined the Company in 2007 as a consultant and became an employee in 2009. Mr. Moynahan began his career in the New York City office of Ernst & Young in 1979. He received a B.A. from Colgate University, where he was elected to the Phi Beta Kappa honor society, an M.B.A from New York University and a C.P.A. from New York State. Mr. Moynahan is a co-inventor on five issued U.S. patents and over 100 corresponding international patents involving wearable computing technology.

Timothy Boris - Mr. Boris joined Stratus Media Group in August 2011. He has been practicing law for more than sixteen years. From 2005 to 2011, he was in private practice representing corporate and entertainment clients. He is a former partner at the firm of Hager & Dowling. His areas of practice have included litigation, entertainment and corporate law. He received a bachelors of business administration from the University of Michigan and a juris doctorate from the University of San Diego School of Law.

Family Relationships

There are no family relationships among the directors and officers.

Term of Office

Our directors and officers hold office until the earlier of their death, resignation, removal or the end of their stated term.

The Board of Directors and Committees

The Board of Directors is responsible for the supervision of the overall affairs of the Company. The Board met 6  times during the year ended December 31, 2012. The Audit Committee is chaired by Seymour Sigel and includes Glenn Golenberg and Michael Dunleavy. The Compensation Committee is chaired by Glenn Golenberg.

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

Code of Ethics

We have not adopted a Code of Ethics that is applicable to our directors and our employees, but we intend to do so in 2013.

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

The audit committee was reestablished during 2009 and met 5 times during 2012.  The committee currently consists of Seymour Siegel, who is the Chairman and who the Company believes qualifies as a financial expert; Glenn Golenberg, who the Company also believes qualifies as a financial expert; and Michael Dunleavy, Sr.

Compensation Committee

The compensation committee was established during 2011. The Compensation Committee will administer the Company’s compensation and benefit plans, in particular, the incentive compensation and equity-based plans, and will approve salaries, bonuses, and other compensation arrangements and policies for the Company’s officers, including the Chief Executive Officer. The Compensation Committee is chaired by Glenn Golenberg and did not meet during 2012.

ITEM 11.  EXECUTIVE COMPENSATION

Overview of Executive Compensation Program

Until the Compensation Committee is established, the board of directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The board seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Executive Compensation

The following table sets forth information concerning the compensation earned by our Executive Officers during fiscal 2012 and 2011:

Name and Principal Position	Year	Salary		Bonus	Stock Award Shares	Non-equity Incentive Plan Compensation	All Other Compensation		Total

Jerold Rubinstein, Chief Executive Officer	2012	$125,000	(a)	$–	2,300,000	$–	$223,900	(b)	$348,900
and Chairman of the Board	2011	$–	(a)	$–	–	$–	$133,333	(c)	$133,333

John Moynahan, Chief Financial Officer	2012	$220,000		$–	–	$–	$20,466	(d)	$240,466
	2011	$220,000		$–	–	$–	$10,387	(d)	$230,387

Timothy Boris, General Counsel and Vice	2012	$180,000		$–	300,000	$–	$–		$180,000
President of Legal Affairs	2011	$180,000		$–	300,000	$–	$–		$180,000

Paul Feller, former Chief Executive Officer	2012	$125,000	(e)	$–	–	$–	$–		$125,000
and former Chairman of the Board	2011	$240,000		$–	–	$–	$–		$240,000

William Kelly, former Chief Operating	2012	$240,000	(f)	$–	–	$–	$–		$240,000
Officer	2011	$240,000		$–	–	$–	$–		$240,000

(a)  Mr. Rubinstein started as C.E.O. on June 28, 2012.

(b)  Represents $75,000 as chairman of the audit committee up to June 28, 2012, $75,000 as chairman of the board following that date, $50,000 as member of the board of directors, six months of an auto allowance of $650 per month and $20,000 as consulting fee for May and June 2012.

(c)  Represents $100,000 as chairman of the audit committee from April 2011 to the end of the year and $33,000 as a board member from April 2011 to the end of the year.

(d)  Represents cost of living increases earned in these years but not paid.

(e)  Mr. Feller's employment ended June 28, 2012.

(f)  Mr. Kelly's employment ended in March 2013.

Effective June 28, 2012, Jerold Rubinstein was elected by the Company’s board of directors as Chairman of the Board, CEO and a director of the Company’s subsidiaries. The Board of Directors of PEI also elected him as Chairman of the Board and CEO. Under the terms of an employment agreement dated June 28, 2012, this CEO will receive an annual salary of $250,000 per year and will continue to serve on the Company’s board of directors and as Chairman of the Company’s Audit Committee and shall continue to receive his compensation for such services. The term of this agreement is six months with an automatic six month extension unless the Company provides written notice of non-renewal 30 days prior to the end of the initial six-month term. This executive has been granted options to purchase 2,300,000 shares of the Company’s common stock at $0.35 per share, which was the closing price of the Company’s common stock on the day of option grant. These options vest monthly over a twelve-month period. In the event the Company does not renew the second six month period, the executive resigns or the Company terminates the executive’s employment without cause, all options will immediately vest and the executive will receive all unpaid salary for the full twelve month period.

On August 8, 2011, the Company entered into any employment contract with Timothy Boris as the Company’s General Counsel and Vice President of Legal Affairs at an annual salary of $180,000. In December 2011, he received options to purchase 300,000 shares of common stock at $0.54 that had 100,000 shares vest upon grant, 100,000 shares vest at the end of year one and 100,000 shares vest at the end of year two. This contract expired on August 8, 2012 and was renewed under the same terms until August 8, 2013. In August 2012 Mr. Boris received options to purchase 300,000 shares of common stock at $0.38 that had 100,000 shares vest upon grant, 100,000 shares vest at the end of year one and 100,000 shares vest at the end of year two. Both of these option grants have a five-year life.

On November 1, 2010, the Company entered into an employment agreement with John Moynahan, who had been providing accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007.  This agreement expired on August 1, 2012. Under the agreement, Mr. Moynahan will receive an annual salary of $220,000 for the first year of the contract, subject to an annual increase of the Consumer Price Index plus 2%, and will be eligible for a $50,000 bonus in the first year of this contract, with bonuses thereafter based on objectives established by the Company’s board of directors and Mr. Moynahan’s performance against those objectives. Under this agreement,  Mr. Moynahan received a grant of 300,000 shares and a five-year stock option grant to purchase 1,560,000 shares of common stock at $2.00 per share, with 1,040,000 shares that vested upon the signing of the agreement and 520,000 shares that will vest on September 1, 2011.  Such options shall terminate forty-five (45) days after the Executive’s employment with the Company is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above shall be subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events.

During 2011, the Board of Directors modified options granted to employees with strike prices ranging from $2.00 to 3.50, such that the strike price was $0.54.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information relating to unexercised and outstanding options for each named executive officer as of April 15, 2013. No other equity awards otherwise reportable in this table had been granted to any of our executive officers as of that date.

		Unexercised
		Options	Option	Option
	Outstanding	that are	Exercise	Expiration
Name	Options	Exercisable	Price	Date
Jerold Rubinstein	2,300,000	2,300,000	$0.35	6/28/2017
John Moynahan	1,540,000	1,540,000	$0.54	11/1/2015
Timothy Boris	300,000	200,000	$0.54	12/29/2016
Timothy Boris	300,000	100,000	$0.38	8/20/2017

Employment Agreements

Future minimum payments under the employment agreements with Jerold Rubinstein and Timothy Boris are as follows:

Years Ending December 31,	Amount
2013	$230,000
2014	–
2015	–
Total	$230,000

Option Plans

The Company is intending to adopt, but has not yet completed, its Stock Compensation Program (the “Stock Compensation Program”).  This program is intended to provide key employees, vendors, directors, consultants and other key contributors to Company growth an opportunity to participate in the Company’s success.  It is estimated that 15% of total shares outstanding will be authorized in options and reserved for this program.  Awards under the program may be made in the form of incentive stock options, nonqualified stock options, restricted shares, rights to purchase shares under an employee stock plan, grants of options to non-employee directors, and or other specified stock rights as defined under the plan.  Subject to Shareholder approval, the Company plans to adopt a new stock option plan in 2013.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of April 15, 2013 regarding compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Oustanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in the first column)
Equity compensation plans approved by stockholders	–	$–	–
Equity compensation plans not approved by stockholders	7,943,523	$0.46	–
Total	7,943,523	$0.46	–

The above-referenced stock option grants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to us by the recipients.

Director Compensation

Board of Directors Compensation:

No cash compensation was paid to board members in 2010. Board members receive a grant of 450,000 options upon joining the Board that vest monthly over a 36-month period. Each board member is entitled to an annual payment of $50,000. Currently, Jerold Rubinstein receives an additional $150,000 per annum as the chairman of the board, Glenn Golenberg receives an additional $50,000 as the chairman of the compensation committee, and Seymour Siegel receives an additional $25,000 per annum as the chairman of the audit committee. Board members received $179,167 cash compensation in 2012. As of December 31, 2012, $216,010 in board cash compensation is still outstanding.

Upon joining, Board members receive a grant of 450,000 shares of restricted stock that vest monthly over three years. Upon joining the board in 2011, Mr. Rubinstein received an additional grant of 450,000 shares of restricted common stock as chairman of the audit committee that vest over a 36 month period. Mr. Golenberg received an additional grant of 450,000 shares of restricted common stock that vests over a 36 month period as chairman of the compensation committee. As of July 1, 2011, the Board of Directors elected to cancel a total of 1,550,000 options granted to Messrs. Cross and Dunleavy and Golenberg in 2009 for board service and to Mr. Golenberg in 2009 and 2010 as chairman of the audit committee, and replace those options with grants of 540,833 shares of restricted stock equal to 50% of the number of vested options. These grants vest one-third on January 1, 2012, one-third on January 1, 2013 and one-third on January 1, 2014. Pursuant to these grants, Mr. Cross received a grant of 162,500 shares of restricted stock, of which 54,167 shares vested on January 1, 2012; Mr. Dunleavy received a grant of 130,000 shares of restricted stock, of which 43,333 shares vested on January 1, 2012; and Mr. Golenberg received a grant of 248,333 shares of restricted stock, of which 82,778 shares vested on January 1, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2013, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors,  executive officers, beneficial owners known by the Company of more than five percent of the outstanding shares of our Common Stock and by our directors and executive officers as a group. Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended does not necessarily indicate ownership for any other purpose, and generally includes voting or investment power with respect to the shares and shares which such person has the right to acquire within 60 days of April 15, 2012.

Beneficial Owner (a)	Title of Class of Stock	Amount and Nature of Beneficial Ownership (b)		Percent of Class (c)
5% Stockholders:
River Charitable Remainder Unitrust, West Charitable Remainder Unitrust, Liberty Charitable Remainder Trust	Common	83,958,333	(d)	48.1%
Paul Feller	Common	26,416,341	(e)	22.6%
Ralph Feller	Common	9,405,000		10.4%

Directors and Executive Officers:
Jerold Rubinstein, Chief Executive Officer and Chairman of the Board of Directors	Common	675,000	(f)	0.7%
Randall Cross, Director	Common	408,333	(g)	0.4%
Michael Dunleavy, Sr., Director	Common	386,667	(h)	0.4%
Glenn Golenberg, Director and Chairman of the Compensation Committee	Common	765,556	(i)	0.8%
Seymour Siegel, Director and Chairman of the Audit Committee	Common	137,500	(j)	0.2%
Jack Schneider, director	Common	575,000	(k)
John Moynahan, Chief Financial Officer	Common	1,860,000	(l)	2.0%
Timothy Boris, General Counsel	Common	300,000	(m)	0.3%
All Current Directors and Executive Officers as a Group (8 Persons)		5,108,056		5.0%

(a) The address for each Beneficial Owner is c/o Stratus Media Group, Inc., 1800 Century Park East, 6th Floor, Los Angeles CA 90067.

(b) The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(c) Based on 90,473,000 shares outstanding as of April 15, 2013.

(d) As adjusted for the full ratchet-down in 2012, this amount consists of (a) 1,666,667 shares of Common Stock issuable upon conversion of the Series E Preferred Stock and 4,791,667 shares of Common Stock issuable upon exercise of the A and B Warrants, all owned by River Charitable Remainder Unitrust; (b) 10,000,000 shares of Common Stock issuable upon conversion of the Series E Preferred Stock and 28,750,000 shares of Common Stock issuable upon exercise of the A and B Warrants, all owned by West Charitable Remainder Unitrust; and (c) 10,000,000 shares of Common Stock issuable upon conversion of the Series E Preferred Stock and 28,750,000 shares of Common Stock issuable upon exercise of the A and B Warrants, all owned by Liberty Charitable Remainder Trust.  Mr. Blech is the sole trustee of each of the Trusts and has the sole voting and dispositive power of each of the trusts.  Mr. Blech disclaims beneficial ownership of the Common Stock owned by each of the Trusts except to the extent of his pecuniary interest therein. This amount does not include 1,666,667 shares of Common Stock issuable upon conversion of the Series E Preferred Stock and 4,791,667 shares of Common Stock issuable upon exercise of the A and B Warrants, all owned by Miriam Blech, Mr. Blech's wife. Mr. Blech disclaims beneficial ownership of the shares owned by Ms. Blech and Ms. Blech disclaims beneficial ownership of the shares owned by Mr. Blech and the Trusts.

(e) In connection with a Separation Agreement dated June 28, 2012 and his resignation as of that date, Mr. Feller agreed not to sell any shares of common stock in his possession and transferred his voting rights for his shares to the Company until June 28, 2013. Following this date, he is limited to selling shares on any trading day of 15% of the seven-day average of the previous daily volume in the stock (“Average Price") for the first 45 trading days, 20% of the Average Price for the next 45 trading days and 25% of the Average Price thereafter.

(f) Includes 625,000 vested shares of a restricted stock grant of 450,000 shares related to board service and 450,000 shares related to chairman of the audit committee, both of which vest over three years.

(g) Includes 408,333 vested shares of restricted stock grant of 450,000 shares related to current board service and 162,500 shares for prior board service, both of which vest over three years.

(h) Includes 386,667 vested shares of a restricted stock grant of 450,000 shares related to current board service and a grant of 130,500 shares for prior board service, both of which vest over three years.

(i) Includes 765,556 vested shares of a restricted stock grants to purchase 450,000 shares related to current board service, 450,000 shares related to chairman of the compensation committee and 248,333 shares for prior board service and for prior chairman of the audit committee, all of which vest over three years.

(j) Includes 137,500 vested shares of an option received for board service for 450,000 shares that vests over three years.

(k) Includes 137,500 vested shares of a restricted stock grant to purchase 450,000 for board service and 450,000 vested shares related to prior service on the Company’s Advisory Board.

(l) Consists of 1,560,000 vested options and restricted stock of 300,000.

(m) Includes 200,000 vested shares of a stock option for 300,000 shares granted in December 2011 and 100,000 vested shares of a stock option for 300,000 shares that was granted in August 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Director Independence

Independent Directors.  As of April 2013 the independent directors of the Board were Randy Cross, Michael Dunleavy, Sr., Glen Golenberg, Seymour Siegel and Jack Schneider.  In addition, the Company has made a subjective determination as to each independent director and determined that no relationships exist which, in the opinion of our chairman of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current, independent registered public accounting firms, for the years ended 2012 and 2011 are as follows:

	2012	2011
Annual audit and quarterly review fees	$89,220	$98,300
Tax Fees	$–	$–

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

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Index to Consolidated Financial Statements this Report on Form 10-K.

The following documents are furnished as exhibits to this Report on Form 10-K.  Except as noted, all of these exhibits previously have been filed with the Commission and are incorporated herein by reference.

3.1	Restated Articles of Incorporation of Titan (incorporated by reference from Form 10-SB (Film No. 98648988) filed by Titan with the Commission on June 16, 1998).

3.2	By-Laws of Titan as amended and restated on September 10, 1999 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed October 1, 1999).

4.16	Certificate of Designations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed May 27, 2011).

4.17	Certificate of Designations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed May 27, 2011).

4.18	Certificate of Designations of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed May 27, 2011).

10.1	Amendment to Agreement and Plan of Merger between Pro Sports & Entertainment, Inc. and Feris International, Inc. dated March 10, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008).

10.2	Employment Agreement between Pro Sports & Entertainment, Inc. and Paul Feller dated January 1, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008).

10.3	Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated October 9, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2009).

10.4	Amendment to Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated January 11, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2010).

10.5	Employment Agreement between Stratus Media Group, Inc. and William Kelly dated February 22, 2010.

10.6	Employment Agreement between Stratus Media Group, Inc. and John Moynahan dated November 1, 2010. (Incorporated by reference to Exhibit 10.70 to the Company’s Report on Form 10-K filed on April 26, 2011).

10.7	Securities Purchase Agreement dated May 24, 2011 among Stratus Media Group, Inc. and the Selling Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2011).

10.8	Security Agreement dated May 24, 2001 among Stratus Media Group, Inc., Pro Sports & Entertainment, Inc. and Stratus Rewards, LLC on one hand, and Isaac Blech as collateral agent on the other hand (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2011).

10.9	Letter Agreement dated June 13, 2011 between Stratus Media Group, Inc. and ProElite, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 20, 2011).

10.10	Promissory Note dated January 25, 2012 between Stratus Media Group, Inc. and Isaac Blech (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed January 25, 2012).

10.11	Option dated January 25, 2012 between Stratus Media Group, Inc. and Isaac Blech (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed January 25, 2012).

10.12	Consulting Agreement and Separation and Release Agreement between Stratus Media Group, Inc. and Paul Feller dated June 28, 2012 between Stratus Media Group, Inc. and Paul Feller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2012).

10.13	Separation and Release Agreement among ProElite, Inc., Pro Sports & Entertainment, Inc., and Stratus Media Group, Inc., on the one hand, and Paul Feller, on the other hand (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 28, 2012).

10.14	Employment Agreement dated June 28, 2012 between Stratus Media Group, Inc. and Jerold Rubinstein (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed on April 26, 2011).

10.15*	Employment Agreement dated August 8, 2012 between Stratus Media Group, Inc. and Timothy Boris.

31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2*	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.

99.1*	Temporary Hardship Exemption per Regulation S-T

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* Filed Herewith

** To be filed or furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 16, 2013.

STRATUS MEDIA GROUP, INC. By: /s/ Jerold Rubinstein Jerold Rubinstein Chief Executive Officer Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of April 16, 2013.

/s/ Jerold Rubinstein

Jerold Rubinstein

Director and Chairman of the Board

By: /s/ John Moynahan

John Moynahan

Chief Financial Officer

Principal Financial Officer

/s/ Seymour Siegel

Seymour Siegel

Director and Chairman of the Audit Committee

/s/ Glenn Golenberg

Glenn Golenberg

Director and Chairman of the Compensation Committee

/s/ Randall Cross

Randall Cross

Director

/s/ Michael Dunleavy, Sr.

Michael Dunleavy, Sr.

Director

/s/Jack Schneider

Jack Schneider

Director

