Form 10-K/A
period 2012-12-31
Stratus Media Group, Inc
filed 2013-04-24
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K (“Form 10-K/A) is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2013. We are amending Parts I, II and IV in this Form 10-K/A to furnish the Interactive Data files as Exhibit 101 and to correct a number of typographical errors and internal inconsistencies.

Revenues, net loss, net loss per share, total assets, total liabilities, total equity are unchanged from the Form 10-K, but the presentation of basic and diluted net loss per share has been changed to include the diluted number of shares outstanding and related disclosure has been added.

STRATUS MEDIA GROUP, INC.

FORM 10-K/A

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

On October 20, 2008, management of PEI, with Board ratification, decided to close or sell all operations and began an extended period of restructuring its balance sheet, divesting itself of certain assets, settlement of contingent liabilities, and attempting to raise additional capital. Effective October 12, 2009, ProElite entered into a Strategic Investment Agreement with Stratus, pursuant to which ProElite agreed to sell to Stratus, shares of the ProElite’s Series A Preferred Stock, which provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.  The Stratus transaction closed in June 2011.

On February 5, 2009 PEI entered into an Asset Purchase Agreement and other related agreements with Explosion Entertainment, LLC (“Strikeforce”). Under the terms of the Purchase Agreement, Strikeforce acquired from PEI certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets. Consideration paid for the assets consisted of (i) $3 million in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”).  PEI was informed in March 2013 that Strikeforce was no longer conducting these Showtime events and there will be no further license fees received by PEI.

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

ProElite has successfully run multiple events in the past on CBS, Showtime and PPV.  Assuming the availability of sufficient capital, ProElite plans to run multiple events per year.  ProElite’s business model includes partnering with (and creating) distribution channels for the video content created by our live events and on-line products.  The distribution channels may include network television, cable, PPV, internet protocol TV, video on demand, online applications and other major web portals as well as additional television network and cable channels.  Each live event may generate up to six hours of MMA related video footage.  We have the rights to hundreds of hours of our MMA footage.  This footage can be edited into videos or other formats that can be sold, licensed or used to market our fighters and future events.

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

Ultimate Fighting Championship (“UFC”) is currently the preeminent entity in MMA. UFC began operations when the “No-Holds-Barred Fight League” was purchased by the Fertitta Brothers (Stations Casinos) in 2001. According to industry sources, UFC did an estimated 9 million total PPV buys in 2010 at an average price point of $50 for their events (UFC keeps approximately half of the $50). This was based on 15 shows compared to 7.75 million cumulative buys in 2009 for 13 shows. UFC generates an estimated $350 million to $450 million in annual revenue. The parent company of UFC is Zuffa, LLC, which is associated with Station Casinos. Zuffa owns UFC as well as recently acquired Strikeforce (Strikeforce was the second largest promotion for MMA prior to its acquisition).

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

As noted in the opinion of our independent auditors, “The accompanying financial statements have been prepared assuming we will continue as a going concern.”  As discussed in Note 2 to the financial statements, we have suffered recurring losses and have negative cash flow from operations.  This raises substantial doubt about our ability to continue as a going concern.   We had net losses for 2012 and 2011 of $7,346,982 and $23,026,032, respectively.  As of December 31, 2012, we had negative working capital of $20,390,998 and an accumulated deficit of $56,717,225.

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

As of December 31, 2012, the total of our goodwill was $1,935,621 or 79% of our total assets of $2,446,297 .  This goodwill is evaluated on an annual basis for impairment of the balance sheet value due to active or dormant status, competitive conditions, changes in our plans, and other factors that we determine are highly likely to reduce the ability of these assets to generate cash in the future.

Given the Company’s current financial status, the Company plans to focus its current efforts on its ProElite MMA business and suspend development of its other businesses. Accordingly, all intangible assets other than the goodwill of ProElite were considered to be fully impaired, resulting in an impairment expense of $1,423,844 for the year ended December 31, 2012.

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

From March 28, 2011 to March 28, 2013, the average price of our common stock was $0.48 per share, with a low of $0.08 and a high of $1.00, on an average trading volume per day of 29,467 shares.  The closing price of our common stock on March 28, 2013 was $0.15. As noted below, it is possible that trading volumes could increase significantly and such increased volume could lead to significant fluctuations in the price of our stock.

The company is the result of a “reverse merger” with a shell entity, resulting in a limitation on shareholder’s use of Rule 144 exemptions for resale.

Since the Company had a “reverse merger” with a shell entity, resale of the Company’s shares under Rule 144 may be limited.  The use of Rule 144 is the most common method of selling restricted shares. Rule 144(i) pertains to shares issued by a former shell company that executed a reverse merger.  Under Rule 144(i), sales of shares may only be made under certain conditions, including a sale or intended sale of the stock and if we have filed all Annual and Quarterly reports required under the securities laws. Therefore permission may be granted to remove the restrictive legend on stock certificates only for a specified sale of securities and not as a “blanket” removal of the restrictive legend.

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

As of December 31, 2012, Paul Feller, Dr. Ralph Feller, and certain holders of our Series E Preferred Stock have voting control of Stratus.

Paul Feller, our founder and former Chief Executive Officer, currently owns 26,416,341 shares of our Common Stock. The shares are subject to the grant of voting rights in favor of the Company until June 28,2013. Dr. Ralph Feller, Mr. Feller’s father, owns 9,405,000 shares. Additionally, under the terms of our Series E Preferred Stock, the holders have voting rights on an as converted basis. Certain trusts associated with Isaac Blech and Mr. Blech’s wife own shares of Series E Preferred Stock equivalent to 23,333,334 shares of Common Stock. Assuming no additional shares are issued and after expiration of the voting agreement, Mr. Feller will have voting power as to approximately 22% of our shares, Dr. Feller as to approximately 8%  of our shares and the foregoing Series E holders as to approximately 19% of our shares. Holders of Series E Preferred Stock as a group have approximately 26% of total voting rights.

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

On February 24, 2012, Maverick Apparel Printing, LLC, filed a complaint in the Santa Barbara Superior Court against the Company for collection on an alleged $25,695 debt. Pursuant to a September 14, 2012 settlement agreement, this matter has been resolved to the parties’ mutual satisfaction.

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

Company History – ProElite

On October 3, 2006, pursuant to a Share Exchange Agreement dated concurrently between us and the shareholders of Real Sport, Inc., a California corporation, PEI issued 25,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Real Sport. As a result of this reverse merger transaction, Real Sport became a wholly owned subsidiary of ProElite, though from an historical perspective it was deemed to have been the acquirer in the reverse merger and the survivor of the reorganization. Concurrently with the closing of the reverse merger, ProElite completed a private placement of its securities with gross proceeds of $10,000,000. Real Sport is the holding company of ProElite.com (formerly EliteXC.com and I-Fight, Inc.) and EliteXC Live (formerly MMA Live, Inc. and Jungle Fight, Inc.), which were formed on August 10, 2006 and September 13, 2006, respectively.

On October 20, 2008, management of PEI , with Board ratification, decided to close or sell all operations and began an extended period of restructuring its balance sheet, divesting itself of certain assets, settlement of contingent liabilities, and attempting to raise additional capital. Effective October 12, 2009, ProElite entered into a Strategic Investment Agreement with Stratus, pursuant to which ProElite agreed to sell to Stratus, shares of the ProElite’s Series A Preferred Stock, which provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.   The Stratus transaction closed in June 2011.

On February 5, 2009 PEI entered into an Asset Purchase Agreement and other related agreements with Explosion Entertainment, LLC (“Strikeforce”). Under the terms of the Purchase Agreement, Strikeforce acquired from PEI certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets. Consideration paid for the assets consisted of (i) $3 million in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”).  PEI was informed in March 2013 that Strikeforce was no longer conducting these Showtime events and there will be no further license fees received by PEI.

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

ProElite has successfully run multiple events on CBS, Showtime and PPV.  Assuming the availability of sufficient capital, ProElite plans to run multiple events per year.  ProElite’s business model includes partnering with (and creating) distribution channels for the video content created by our live events and on-line products.  The distribution channels may include network television, cable, PPV, internet protocol TV, video on demand, online applications and other major web portals as well as additional television network and cable channels.  We have the rights to hundreds of hours of our MMA footage.  This footage can be edited into videos or other formats that can be sold, licensed or used to market our fighters and future events.

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

Interest Expense

Our interest expense results from accruing interest on loans payable and notes payable.

Basic and Diluted Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares were converted into common stock. Dilution is computed by applying the if-converted method for the outstanding convertible preferred shares. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

The Company’s losses in 2012 and 2011 resulted in the convertible preferred stock to purchase up to 31,500,000 shares of common stock was anti-dilutive for 2012 and convertible preferred stock to purchase up 21,750,000 was anti-dilutive for 2011.

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

Anti-dilution provision of Series E Preferred Stock

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

Warrants, option and stock expense in 2012 was $3,643,662, an increase of $887,045 from $2,756,617 in 2011, primarily from a full year of amortized costs for stock grants to directors in 2012 compared with six months of amortized costs in 2011, when warrants for directors were replaced with stock grants in July 2011.

Depreciation and amortization of $34,043 in 2012 decreased by $35,762 from $69,805 in 2011. This reduction is related to amortization of intangible assets in 2011 that was not realized in 2012 since these intangible assets were considered fully impaired as of December 31, 2011.

Fair value of derivative liabilities in excess of proceeds and adjustments to fair value of derivative securities

In October 2012, the Company issued $1,000,000 of Series E Preferred (“Series E”), for which the fair value of the embedded derivative liability for the attached warrants was determined to be $1,408,501. Since the fair value of this derivative liability was greater than the face value of the Series E, there was no beneficial conversion feature and the $408,501 surplus of the fair value of the derivative liability over face value was recorded as an expense. During 2012, the fair value of the derivative liability was reduced by $6,907,748, which was recorded as a gain.

In May 2011, the Company issued $8,700,000 of Series E, for which the fair value of the embedded derivative liability for the attached warrants was determined to be $28,342,858. Since the fair value of this derivative liability was greater than the face value of the Series E, there was no beneficial conversion feature and the $19,642,867 surplus of the fair value of the derivative liability over face value was recorded as an expense. During 2012, the fair value of the derivative liability was reduced by $12,454,003, which was recorded as a gain.

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

Interest Expense

Interest expense was $167,894 in 2012, an increase of $137,359 from $30,535 in 2011, primarily related to higher levels of interest-bearing promissory notes in 2012.

Dividends on Preferred Stock

Dividends in 2012 of $497,167 were $106,969 higher than $390,198 of dividends in 2011, primarily related to the Series E Preferred Stock issuance in May 2011 that was outstanding for the full year in 2012 and for seven months in 2011, plus the issuance of an additional $1,000,000 of Series E Preferred Stock in October 2012. The Series E Preferred Stock has a 5% dividend and $8.7 million of Series E Preferred Stock was issued in May 2011.

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

During the year ended December 31, 2012, we sold 1,000 shares of Series E Preferred Stock to an investor for $870,000 and raised $143,829 through the sale of common stock. We issued a number of promissory notes to lenders for a net of $3,483,103. The Company is actively pursuing equity capital and is seeking a raise of $10 million or more . The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses. Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all. If we cannot obtain such financing, we will be unable to schedule or recommence our events and credit card operations, all of which are currently on hold, we may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

As of December 31, 2012, our principal sources of liquidity consisted of accounts payable, accrued expenses and the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we will require working capital for sales and marketing costs to market our event properties. At December 31, 2012 we had $312,092 of cash on hand and negative working capital of $20,390,998 . At December 31, 2011, we had $98,449 of cash on hand and we had negative working capital of $19,489,121 .

Cash Flows

The following table sets forth our cash flows for 2012 and 2011:

	Years Ended December 31,
	2012	2011
Operating activities	$(4,310,483)	$(12,024,479)
Investing activities	–	(985,893)
Financing activities	4,524,127	13,108,821
Net change in cash	$213,644	$98,449

Operating Activities

Operating cash flows for 2012 reflect our net loss of $7,346,982 , offset by adjustments to the net loss of $408,501 for the non-cash fair value of derivative liabilities in excess of proceeds and the non-cash gain on adjustment to fair value of derivative liabilities of $6,907,748, along with non-cash items totaling $5,310,736, primarily related to $1,423,844 for impairment of intangible assets and $3,643,662 for warrant, stock and option expenses. Cash was further adjusted by a source of funds from working capital of $4,225,009 primarily related to $1,260,545 in rent liability for facilities no longer occupied, $1,152,933 in deferred salaries, $559,694 in accrued interest and dividends, $538,515 for the receivable for Paul Feller that was offset by stock transactions, and account payable of $414,361.

Operating cash flows for 2011 reflect our net loss of $23,026,032, offset by adjustments to the net loss of $19,642,867 for the non-cash fair value of derivative liabilities in excess of proceeds and the non-cash gain on adjustment to fair value of derivative liabilities of $12,454,003, along with a source of funds from working capital of $64,136, impairment of intangible assets of $1,859,778, non-cash items (depreciation and amortization) of $119,805, and expense for value of stock issued in excess of liabilities received of $2,768,969.  The change in working capital is primarily from a decrease $566,142 in deposits and prepaid expenses and a decrease of $114,237 of accounts payable, offset by an increase of $68,165 in deferred salaries, $406,084 of accrued interest and $270,266 of other accrued expenses and other liabilities.

Investing Activities

Capital constraints resulted in no cash used in investing activities during 2012. In 2011, $985, 893 of cash was used for purchase of fixed assets and advances to acquisitions.

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

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011
Net revenues		(Restated)
Events	$89,542	$127,476
Licensing	285,000	443,000
Total revenues	374,542	570,476

Cost of revenues	235,803	2,308,610
Gross profit/(loss)	138,739	(1,738,134)

Operating expenses
General and administrative	4,570,162	6,699,118
Impairment of intangible assets	1,423,844	1,859,778
Warrants, options and stock	3,643,662	2,756,617
Legal and professional services	2,258,898	3,305,892
Depreciation and amortization	34,043	69,805
Total operating expenses	11,930,608	14,691,210

Loss from operations	(11,791,869)	(16,429,344)

Other (income)/expenses
Fair value of derivative liabilities in excess of proceeds	408,501	19,642,867
Adjustments to fair value of derivative securities	(6,907,748)	(12,454,003)
Other (income)/expenses	379,188	(1,012,909)
Present value of remaining lease payments for facilities no longer occupied	1,010,111	–
Interest expense	167,894	30,535
Total other (income) expenses	(4,942,054)	6,206,490

Net loss	(6,849,815)	(22,635,834)

Preferred dividends	497,167	390,198
Net loss attributable to common shareholders	$(7,346,982)	$(23,026,032)

Basic and diluted loss per share	$(0.08)	$(0.26)

Basic weighted-average common shares	90,313,894	88,157,055

Diluted weighted-average common shares	112,198,684	101,023,493

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY / (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated	Stock Subscription	Preferred Stock Series
	Shares	Amount	Capital	Deficit	Receivable	C	D	E	Total
Balance at December 31, 2010	64,122,301	$64,122	$27,189,432	$(26,483,387)	$(749,968)	$18	$6	$–	$20,223
Issuance of common stock for cash	12,094,285	12,094	3,977,265	–	–	–	–	–	3,989,359
Issuance of Series D preferred stock for cash	–	–	1,385,091	–	–	–	45	–	1,385,136
Issuance of Series E preferred stock for cash	–	–	8,020,906	–	–	–	–	9	8,020,915
Value of warrants and options	–	–	2,756,617	–	–	–	–	–	2,756,617
Conversion of preferred stock to common stock	4,666,214	4,666	(4,666)	–	–	(18)	(33)	–	(51)
Stock compensation	3,640,833	3,641	(3,641)	–	–	–	–	–	–
Stock for services	983,935	984	(984)	–	–	–	–	–	–
Exercise of warrants	500,000	500	(500)	–	–	–	–	–	–
Stock issued for settlement of disputes	1,999,487	2,000	(2,000)	–	–	–	–	–	–
Stock issued with notes payable	150,000	150	(150)	–	–	–	–	–	–
Adjustments related to acquisition of ProElite	–	–	(602,493)	124,032	–	–	–	–	(478,461)
Stock subscription receivable	–	–	(749,968)	–	749,968	–	–	–	–
Impact of derivative liability	–	–	(8,699,991)	(390,198)	–	–	–	–	(9,090,189)
Net loss	–	–	–	(22,635,834)	–	–	–	–	(22,635,834)
Balance at December 31, 2011	88,157,055	$88,157	$33,264,918	$(49,385,387)	$–	$–	$18	$9	$(16,032,285)
Issuance of common stock for cash	411,429	412	143,829	–	–	–	–	–	144,241
Issuance of Series E preferred stock for cash	–	–	869,999	–	–	–	–	–	869,999
Stock expense, value of warrants and options	900,000	900	3,283,455	–	–	–	–	–	3,284,355
Conversion of preferred to common stock	166,666	166	(166)	–	–	–	–	–	–
Stock for services	700,000	700	1,557,543	–	–	–	–	–	1,558,243
Cancellation and reissue of shares, net	(21,256)	(21)	21	–	–	–	–	–	–
Reduction in shares accrued for issuance	(2,161,339)	(2,161)	2,161	–	–	–	–	–	–
Shares issued in settlement of contract	786,119	786	117,132	–	–	–	–	–	117,918
Shares issued as dividends on preferred stock	145,003	145	(145)	–	–	–	–	–	–
Adjustment to preferred stock	–	–	–	–	–	–	1	–	1
Adjustments related to acquisition of ProElite	–	–	2,106	(482,023)	–	–	–	–	(479,916)
Impact of derivative liability	–	–	(999,999)	–	–	–	–	–	(999,999)
Net loss	–	–	–	(6,849,815)	–	–	–	–	(6,849,815)
Balance at December 31, 2012	89,083,677	$89,084	$38,240,854	$(56,717,225)	$–	$–	$19	$9	$(18,387,260)

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

2.     Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations. The Company had net losses for 2012 and 2011 of $7,346,982 and $23,026,032 , respectively.  As of December 31, 2012, the Company had negative working capital of $20,390,998 and an accumulated deficit of $56,717,225 . Unless additional financing is obtained, the Company may not be able to continue as a going concern.  During 2012, the Company raised a net of $870,000 through issuance of preferred stock, $143,829 through the issuance of common stock and received a net of $3,483,103 through issuance of promissory notes. During 2011, the Company raised $3,989,359 of common stock and raised $9,406,051 of preferred stock, along with net proceeds from promissory notes of $387,983. The Company is seeking additional capital to establish operations, restart the MMA event businesses and complete and integrate targeted acquisitions.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

Basic and Diluted Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares were converted into common stock. Dilution is computed by applying the if-converted method for the outstanding convertible preferred shares. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

The Company’s losses in 2012 and 2011 resulted in the convertible preferred stock to purchase up to 31,500,000 shares of common stock was anti-dilutive for 2012 and convertible preferred stock to purchase up 21,750,000 was anti-dilutive for 2011.

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

In September of 2011, Maier & Company, Inc., filed a lawsuit in the Santa Barbara Superior Court against the Company and PSEI for alleged breach of a consulting agreement. On or about March 20, 2013, the plaintiff sought entry of judgment in the amount of $45,830 . The parties entered into a settlement agreement allowing for a stipulation for entry of judgment.

On February 24, 2012, Maverick Apparel Printing, LLC, filed a complaint in the Santa Barbara Superior Court against the Company for collection on an alleged $25,695 debt. Pursuant to a September 14, 2012 settlement agreement, this matter has been resolved to the parties’ mutual satisfaction.

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

6.     Receivable from former chairman and CEO

Pursuant to an investigation conducted in March 2012 directed by the Company’s Board of Directors, it was determined that Paul Feller, the Company’s former chairman and CEO, received $640,000 in December 2010 in connection with a sale of the Company’s common stock he arranged with outside investors and he caused the delivery of 2,540,000 shares of common stock to be issued directly by the Company while Mr. Feller kept the cash proceeds (the “European Transactions”). Accordingly, the Company recorded a gross receivable of $640,000 from Mr. Feller in connection with the European Transactions. Mr. Feller resigned from the Company on June 28, 2012. During the course of 2012, it was determined that Mr. Feller kept in his possession a vintage automobile that the Company had paid for, so his receivable was increased to $678,100.

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

The 2,161,339 shares were due to Mr. Feller as payment for $2,768,652 in accrued salary, interest, vacation and rental payments for 2008, 2009 and prior years, and repayment of $729,439 in loans Mr. Feller from those periods. The Company is satisfied that it properly recorded and disclosed the 2008 and 2009 transactions in its financial reports filed with the SEC and the only adjustment needed was to reduce shares outstanding as of December 31 2012 by these 2,161,339 shares. The Company has accrued the employer taxes on this taxable income as of December 31, 2012. While Mr. Feller was owed 2,161,339 shares from 2008 and 2009, he had the Company issue 2,540,000 shares related to the European transactions, leaving a balance due to the Company of 378,661 shares, which are valued at December 31, 2012 for $71,946, based on the closing price of the Company’s common stock on that date.

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

10.    Other accrued expenses and other liabilities

Other accrued expenses and other liabilities consisted of the following:

	December 31,
	2012	2011
Payroll related	$329,191	$640,208
Estimated damage liability that may not be covered by insurance	300,000	–
Estimate settlement with vendor in Europe	300,000	–
Professional fees	269,710	494,767
Accrued board fees	241,011	–
Consultant fees	133,777	227,178
Accrued legal judgments	84,899	90,732
Other	14,920	49,884
Travel expenses	10,000	38,546
	$1,683,508	$1,541,315

11.     Amounts payable to officers

The amounts payable to officers were:

	December 31,
	2012	2011
Loan from former chairman and president	$–	$78,919
Officer pursuant to employment agreement	156,358	50,244
Promissory note to officer	55,000	55,000
	$211,358	$184,163

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

12.     Notes payable

Notes payable were as follows:

	December 31,
	2012	2011
Notes payable from ProElite to various individuals dated October 20, 2011 with maturity of July 20, 2012, plus interest at 8%, convertible into common stock of ProElite at noteholder's election. Secured by the assets of ProElite. These notes are currently in default.	$1,063,000	$415,000

Note payable to a shareholder upon the earlier of completion of $1,000,000 in funding, or May 24, 2012, plus interest at 0.19%, secured by the assets of ProElite. This note is in default. The noteholder has a warrant to purchase ProElite shares at $0.05 per share that increases each month when the loan is in default. As of December 31, 2012, he had a resulting warrant to purchase 27.5 percent of ProElite. This note is currently in default.	1,000,000	–

Note payable from ProElite to one holder dated October 19, 2012 with maturity of the earlier of October 19, 2013 or completion of an equity offering by Stratus, at which time the note will convert into equity based on the terms of that offering at 50% of the price of that offering. Bears interest at 7% and is secured by the assets of ProElite.	500,000	–

Note payable to the Company's outside law firm. This note is presented net of $249,824 of assumed reimbursements from the Company's D&O carrier. This note bears interest at 3% and is due December 31, 2012. This note is currently in default.	486,104	–

Notes payable to three holders dated May 11, 2012 with maturity of the earlier of November 11, 2012 or when a financing is completed of $2,000,000 or more, plus interest at 10%, secured by the assets of the Company. This note is currently in default.	350,000	–

Notes payable to 11 investors dated July 9, 2012 with maturity on the earlier of a $2 million capital raise by the Company, or February 6, 2013 and bear interest at 8%. This note is currently in default.	275,000	–

Notes payable to one holder dated April 4, 2012 with original maturity on October 4, 2012, plus interest at 10%. Unsecured. An amendment to this note on October 2, 2012 changed the maturity date to January 4, 2013. This note is currently in default.	249,999	–

Note payable to a shareholder dated January 14, 2005, with maturity of May 14, 2005, plus interest at 10%. Unsecured. This note is currently in default.	70,000	70,000

Note payable to a shareholder dated February 1, 2005 with maturity of June 1, 2005, plus interest at 10%. Unsecured. This note is currently in default.	10,000	10,000

Notes payable, unsecured, non-interest bearing	–	60,000
	$4,004,103	$555,000

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

15.     Related party transactions

Pursuant to an investigation conducted in March 2012 directed by the Company’s Board of Directors, it was determined that Paul Feller, the Company’s former chairman and CEO, received $640,000 in December 2010 in connection with a sale of the Company’s common stock he arranged with outside investors. Mr. Feller caused the delivery of 2,540,000 shares of common stock to be issued directly by the Company while Mr. Feller kept the cash proceeds. Accordingly, the Company recorded a gross receivable of $640,000 from Mr. Feller in connection with this transaction. Mr. Feller resigned from the Company on June 28, 2012. During 2012, it was determined that Mr. Feller kept in his possession a vintage automobile that the Company had paid for, so his receivable was increased to $678,100.

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

As of December 31, 2011, the then-outstanding receivable of $640,000 increased by $38,100 for a vintage automobile purchased with Company funds but retained by Mr. Feller and was presented net of $398,790 of accrued salary, $115,000 of commissions that Mr. Feller represented in writing were paid in this transaction, $30,540 of business expenses submitted by Mr. Feller that met Company and IRS guidelines and $133,770 of business expenses that Mr. Feller represented in writing he would provide, for a net receivable of zero. For more information see Footnote 6.

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

The Company filed a registration statement with the SEC covering the resale of the shares (a) issuable upon conversion of the Preferred Shares or exercise of the Warrants, (b) issued as dividends payable in shares of Common Stock pursuant to the Certificate, and (c) issuable upon exercise of the Placement Agent Warrants. This registration statement was declared effective in February 2012.  Upon the occurrence of certain events set forth in the Purchase Agreement, including the failure to timely file the registration statement or have the registration statement timely declared effective, the Company will pay to the Investors an amount of cash equal to 1% of the aggregate purchase price of the Series E Preferred Stock and Warrants for each 30-day period during such default; provided, however, that the payments will not exceed 10% of the aggregate purchase price. The Company intends to file a post-effective amendment as soon as possible after the filing of this Annual Report on Form 10-K.

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

Calculations of the ratchet-down impact:

	Original			After Ratchet Down
	Shares x	Strike =	Aggregate Exercise Price	Shares x	Strike =	Aggregate Exercise Price

Series A warrants	21,750,000	$0.65	$14,137,500	47,125,000	$0.30	$14,137,500
Series B warrants	10,875,000	$1.00	$10,875,000	36,250,000	$0.30	$10,875,000
Placement agent warrant	3,600,000	$0.65	$2,340,000	7,800,000	$0.30	$2,340,000
Broker-dealer warrant	1,000,000	$0.65	$650,000	2,166,667	$0.30	$650,000
Advisory warrant	750,000	$0.65	$487,500	1,625,000	$0.30	$487,500
	37,975,000			94,966,667

Additional warrants from ratchet-down				56,991,667

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
		Range of	Remaining	Average		Remaining	Average
	Warrants	Exercise	Life in	Exercise	Warrants	Life in	Exercise
	Outstanding	Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2010	2,472,676	$1.00 - $2.00	4.4	$1.37	2,472,676	4.4	$1.37
Exercised	–	–	–	–	–	–	–
Granted	57,057,569	$0.65 - $1.00	4.5	$0.75	57,057,569	4.5	$0.75
As of December 31, 2011	59,530,245	$0.65 - $2.00	3.5	$2.00	59,530,245	3.5	$2.00
Exercised	–	–	–	–	–	–	–
Ratchet-down impact	56,991,667	$0.30	–	$0.30	56,991,667	–	$0.30
Granted	15,763,330	$0.30 - $0.75	4.6	$0.38	10,388,330	4.6	–
As of December 31, 2012	132,285,242	$0.30 - $2.00	3.5	$0.40	126,910,242	3.5	$0.38

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

A summary of results by segments is as follows:

	As of/for the Year Ended December 31, 2012					As of /for the Year Ended December 31, 2011
	Stratus		Other			Stratus		Other
	Rewards	ProElite	Events	Other	Total	Rewards	ProElite	Events	Other	Total
Revenues	$–	$375	$–	$–	$375	$–	$377	$194	$–	$571
Cost of sales	–	236	–	–	236	–	536	1,773	–	2,309
Gross margin	–	139	–	–	139	–	(159)	(1,579)	–	(1,738)
Deprec. & Amort	–	2	–	32	34	45	–	–	25	70
Segment profit	–	137	–	(32)	105	(45)	(159)	(1,579)	(25)	(1,808)
Operating expenses	1,724	990	–	9,183	11,897	485	1,339	2,016	10,781	14,621
Other expenses	–	97	–	(5,039)	(4,942)	–	–	–	6,206	6,206
Net loss	$(1,724)	$(950)	$–	$(4,176)	(6,850)	$(530)	$(1,498)	$(3,595)	$(17,012)	$(22,635)
Preferred dividends	–	–	–	$497	497	–	–	–	$391	391
Net loss attributable to common shareholders	$(1,724)	$(950)	$–	$(4,673)	$(7,347)	$(530)	$(1,498)	$(3,595)	$(17,403)	$(23,026)

Assets	$–	$2,161	$–	$285	$2,446	$1,073	$2,020	$351	$230	$3,674
Liabilities	$122	$2,632	$2,271	$18,460	$20,853	$–	$1,511	$169	$17,995	$19,675

19.     Income taxes

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

December 31, 2012
Net operating loss carryforward	$18,050,294
Amortization	(580,145)
Stock option compensation	904,334
Deferred compensation	883,794
Deferred state tax	(477,307)
Other	449,209
Valuation allowance	(19,230,179)
Net deferred tax asset	$–

The Company had net operating loss carry-forwards (“NOL”) for federal and state income tax purposes of approximately:

	December 31,
	2012	2011
Combined NOL Carryforwards:
Federal	$43,181,944	$35,361,835
California	40,714,060	32,893,951

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

	December 31, 2012			December 31, 2011
Rate reconciliation:
Federal credit at statutory rate	$(4,846,180)	$166.75%		$(5,415,468)		$258.71%
State tax, net of Federal benefit	(782,767)	26.93%		(926,363)		44.25%
Change in valuation allowance	5,495,845	(189.11%	)	6,338,928		(302.82%	)
Other	133,102	(4.58%	)	2,903		(0.14%	)
Total provision	$–	–%		$–	$	–%

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

The pro forma financial information presented below show the consolidated operations of the Company as if the PEI acquisition had occurred as of January 1, 2011:

	Years Ended December 31,
	2012	2011
Revenues	$374,542	$829,476
Gross profit/(loss)	138,739	(1,479,134)
Loss from operations	(11,791,869)	(17,232,185)
Provision for income taxes	–	–
Gain/(loss) related to derivative liabilities	6,907,748	(7,188,864)
Net loss	(7,346,982)	(23,860,566)
Basic loss per share	$(0.15)	$(0.27)

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

Consolidated Balance Sheet at December 31, 2011	As Previously Reported	Restated	Net Adjustment
Derivative liability	$–	$15,888,855	$15,888,855
Other current liabilities	3,786,217	3,786,217	–
Total current liabilities	$3,786,217	$19,675,072	$15,888,855

Shareholders’ deficit
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 shares outstanding	$–	$–	$–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized,18,999 shares outstanding	19	19	–
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized; 9,450 and 8,500 shares issued and outstanding	9	9	–
Common stock, $0.001 par value: 200,000,000 shares authorized 89,083,677 and 88,157,055 shares issued and outstanding	88,157	88,157	–
Additional paid-in capital	41,964,908	33,264,917	(8,699,991)
Accumulated deficit	(42,196,523)	(49,385,387)	(7,188,864)
Total Stratus shareholders' deficit	$(143,430)	$(16,032,285)	$(15,888,855)

The flowing table presents the effect of the restatement adjustment on the accompanying consolidated statement of operations for the year ended December 31, 2011:

Consolidated Statement of Operations for 2011	As Previously Reported	Restated	Net Adjustment
Loss from operations	$(16,429,344)	$(16,429,344)	$–

Other (income)/expenses
Fair value of derivative liabilities in excess of proceeds	–	19,642,867	19,642,867
Adjustments to fair value of derivative securities	–	(12,454,003)	(12,454,003)
Other (income)/expenses	(1,012,909)	(1,012,909)	–
Interest expense	420,733	30,535	(390,198)
Total other (income)/expenses	(592,176)	6,206,490	6,798,666

Net loss	$(15,837,168)	$(22,635,834)	$(6,798,666)

Preferred dividends	–	390,198	390,198
Net loss attributable to common shareholders	$(15,837,168)	$(23,026,032)	$(7,188,864)

Basic and diluted loss attributable to common shareholders per share	$(0.18)	$(0.26)	$(0.08)
Basic weighted average shares outstanding	88,157,055	88,157,055
Fully-diluted weighted average shares outstanding	88,157,055	101,023,493	12,866,438

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2013, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors,  executive officers, beneficial owners known by the Company of more than five percent of the outstanding shares of our Common Stock and by our directors and executive officers as a group. Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended does not necessarily indicate ownership for any other purpose, and generally includes voting or investment power with respect to the shares and shares which such person has the right to acquire within 60 days of April 15, 2013 .

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Director Independence

Independent Directors.  As of April 2013 the independent directors of the Board were Randy Cross, Michael Dunleavy, Sr., Glenn Golenberg, Seymour Siegel and Jack Schneider.  In addition, the Company has made a subjective determination as to each independent director and determined that no relationships exist which, in the opinion of our chairman of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current, independent registered public accounting firm, for the years ended 2012 and 2011 are as follows:

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

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Index to Consolidated Financial Statements this Report on Form 10-K/A.

The following documents are furnished as exhibits to this Report on Form 10-K/A.

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

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 24, 2013.

STRATUS MEDIA GROUP, INC. By: /s/ Jerold Rubinstein Jerold Rubinstein Chief Executive Officer Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of April 24, 2013.

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

