Form 10-Q
period 2013-03-31
Stratus Media Group, Inc
filed 2013-05-17
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-24477

STRATUS MEDIA GROUP, INC.

(Exact name of Registrant as specified in its charter)

Nevada	30-0645032
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The number of shares of common stock outstanding at May 17, 2013 was 91,289,881 shares.

1

STRATUS MEDIA GROUP, INC.

FORM 10-Q

March 31, 2013

STRATUS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash and equivalents	$111,435	$312,093
Receivable from former officer and director, net of reserves	71,946	71,946
Prepaid expenses and deposits	29,001	77,599
Total current assets	212,382	461,638

Property and equipment, net	39,887	49,038
Goodwill	1,935,621	1,935,621
Total assets	$2,187,890	$2,446,297

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,185,710	$1,203,382
Deferred salary	1,334,488	1,152,933
Accrued interest	268,206	213,260
Accrued preferred stock dividends	802,991	733,840
Other accrued expenses and other liabilities	2,010,662	1,683,508
Payable to officer and former officer	211,358	211,358
Rent liability for facilities no longer occupied	1,260,644	1,260,645
Notes payable	4,224,103	4,004,103
Derivative liability	10,626,457	10,389,607
Total current liabilities	21,924,619	20,852,636

Commitments and contingencies

Shareholders' deficit
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 shares outstanding	–	–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized: 8,399 and 18,999 shares outstanding	8	19
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized: 9,450 and 8,500 shares issued and outstanding	9	9
Common stock, $0.001 par value: 500,000,000 shares authorized: 90,473,475 and 89,083,677 shares issued and outstanding	90,473	89,084
Additional paid-in capital	38,992,098	38,240,853
Accumulated deficit	(58,793,559)	(56,717,225)
Total Stratus shareholders' deficit	(19,710,971)	(18,387,260)
Non-controlling deficit	(25,758)	(19,079)
Total shareholders' deficit	(19,736,729)	(18,406,339)
Total liabilities and shareholders' deficit	$2,187,890	$2,446,297

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
		(Restated)

Net revenues
Events	$–	$89,542
Licensing	71,667	70,000
Total revenues	71,667	159,542

Cost of revenues	–	228,502
Gross profit/(loss)	71,667	(68,960)

Operating expenses
General and administrative	789,151	1,462,687
Warrants, options and stock	1,323,098	240,236
Legal and professional services	143,103	570,405
Depreciation and amortization	9,152	9,880
Total operating expenses	2,264,504	2,283,208

Loss from operations	(2,192,837)	(2,352,168)

Other (income)/expenses
Adjustments to fair value of derivative securities	236,850	(2,047,405)
Other (income)/expenses	(2,564)	–
Interest expense	56,336	2,405
Total other (income)/expenses	290,622	(2,045,000)
Net loss	(2,483,459)	(307,168)

Net loss attributed to non-controlling interests	6,679	16,196
Net loss attributable to Stratus Media Group	(2,476,780)	(290,972)

Preferred dividends	124,375	124,168
Net loss attributable to Stratus Media Group common shareholders	$(2,601,155)	$(415,140)

Basic and diluted earnings per share	$(0.03)	$(0.00)

Basic weighted average shares outstanding	89,253,379	88,157,055
Fully-diluted weighted average shares outstanding	120,753,375	109,407,055

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
		(Restated)

Cash flows from operating activities:
Net loss	$(2,483,459)	$(307,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,152	9,880
(Gain)/loss on adjustment to fair value of derivative liabilities	236,850	(2,047,406)
Warrant, option and stock expense	1,323,098	240,236
Stock issued for services	130,000	–
Increase /(decrease) in:
Deposits and prepaid expenses	(48,600)	3,788
Accounts payable	(17,672)	190,578
Deferred salary	181,555	188,963
Accrued interest	54,946	2,406
Other accrued expenses and liabilities	213,472	(127,526)
Net cash used in operating activities	(400,658)	(1,846,249)

Cash flows from financing activities:
Payments on notes payables to an officer and a director	–	(71,000)
Proceeds on notes payable	200,000	1,831,972
Net cash provided by financing activities	200,000	1,760,972

Decrease in cash and equivalents	(200,658)	(85,277)

Cash and equivalents, beginning of period	312,093	98,449
Cash and equivalents, end of period	$111,435	$13,172

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

In June 2011, the Company acquired shares of Series A Convertible Preferred Stock of ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organizes and promotes mixed martial arts (“MMA”) matches. These holdings of Series A Convertible Preferred Stock provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.

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

2.     Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations. The Company had net losses for three months ended March 31, 2013 and 2012 of $2,601,155 and $415,140, respectively.  As of March 31, 2013, the Company had negative working capital of $21,712,237 and an accumulated deficit of $58,793,559. Unless additional financing is obtained, the Company may not be able to continue as a going concern.  In the three months ended March 31, 2013, the Company raised $200,000 through issuance of promissory notes. During 2012, the Company raised $870,000 through issuance of preferred stock, $143,829 through the issuance of common stock and received $3,483,103 through issuance of promissory notes. The Company is seeking additional capital to establish operations, restart the MMA event businesses and investigate potential acquisitions.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

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

3.     Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The balance sheet at March 31, 2013 and December 31, 2012 and the income statement for the three months ended March 31, 2013 and 2012 consolidate the accounts of PEI reflecting the acquisition (see Note 17). All significant intercompany balances were eliminated in consolidation.

Basic and Diluted Earnings Per Share (“EPS”)

Basic EPS is computed by dividing the income/(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares were converted into common stock. Dilution is computed by applying the if-converted method for the outstanding convertible preferred shares. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

For purposes of calculating earnings per share, the number of common shares did not include 31,500,000 shares of common stock issuable upon conversion by the holders of Series E Preferred on March 31, 2013 and 21,250,000 shares of common stock issuable upon conversion by the holders of Series E Preferred on March 31, 2012. These conversion shares were not included in the earnings per share calculation because they were antidilutive given the losses by the Company for the three months ending March 31, 2013 and 2012.

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

Use of Estimates

The preparation of our consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may differ from such estimates and assumptions.

Derivative Liabilities

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (“Original Series E”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000. In October 2012, the Company sold 1,000 shares of Series E for $1,000,000 (“New Series E”). The Original Series E and New Series E together are referred to herein as “Series E”.

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

Subsequent to the issuance of this Series E, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in ASC 815, “Derivatives and Hedging,” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated Fair Value (“FV”) on the date of issuance and are subsequently adjusted each quarter to reflect the estimated FV at the end of each period, with any decrease or increase in the estimated FV of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the Statement of Operations as a separate line item.

The Fair Value (“FV”) of these derivative liabilities is calculated using the Black Scholes pricing model that is based on the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These FV results are extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock. Accordingly, the FV of these derivative liabilities is subject to significant changes.

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

Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, accounts receivables, accounts payable and accrued liabilities.  The carrying amounts of financial instruments approximate FV due to their short maturities.

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

A portion of the consideration used to purchase ProElite was allocated to specific assets, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill.

Goodwill related to the acquisition of ProElite was $1,935,621 as of March 31, 2013 and December 31, 2012.

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

As of December 31, 2012, the Company determined that the FV of its ProElite MMA business for accounting purposes was approximately $2,400,000, which was 124% of the goodwill on the balance sheet as of December 31, 2012. We perform a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the FV of an intangible asset below its carrying amount. We engaged an outside service provider, which computed the estimated FV of our intangible assets at December 31, 2012, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated FV of the reporting unit to the carrying value of the reporting unit.

Given the Company’s current financial status, the Company is focusing its current efforts on its MMA business and suspending development of its other businesses. Accordingly, the Company determined the total impairment charge to be $1,423,884 as of December 31, 2012. The $53,000 of value assigned to Santa Barbara Concours was considered to be impaired in full and the Company reduced the carrying value to $0. The $100,000 value assigned to Core Tour was considered to be impaired in full and the Company reduced the carrying value to $0. The $1,073,345 of goodwill assigned to Stratus White was considered to be impaired in full and the Company reduced the Stratus White goodwill to $0.

Income Taxes

The Company utilizes ASC 740 “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2012, the Company had a deferred tax asset of $19,230,179, that was fully reserved and a net operating loss carryforward of $43,181,944 for Federal purposes and $40,714,060 for state tax purposes. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released. As of March 31, 2013, the Company had a net operating loss carryforward of approximately $44,000,000 for Federal purposes and $42,000,000 for state tax purposes.

Stock-Based Compensation

We follow ASC Topic 718 “Share Based Payment,” using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the FV of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with ASC Topic 718 and EITF Issue No. 96-18. The FV of each option granted is estimated as of the grant date using the Black-Scholes option pricing model.

Advertising

We expense the cost of advertising as incurred. Such amounts have not historically been significant.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350)” Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our financial statements.

4.     Litigation

In September 2011, Maier & Company, Inc., filed a lawsuit in the Santa Barbara Superior Court against the Company and PSEI for alleged breach of a consulting agreement. In March 2013, the plaintiff obtained a judgment in the amount of $45,830. The parties entered into a settlement agreement allowing for a stipulation for entry of judgment. This judgment was paid by the Company in May 2013.

In April 2012, Ned Sands filed a wrongful termination lawsuit in the Los Angeles Superior Court against the Company. In March 2013, the plaintiff sought and obtained entry of judgment in the amount of $22,500. The parties entered into a settlement agreement allowing for a stipulation for entry of judgment. This judgment has been satisfied and a notice of dismissal was filed with the Court in May 2013

5.     Receivable From Former Chairman and Chief Executive Officer

Pursuant to an investigation conducted in March 2012 directed by the Company’s Board of Directors, it was determined that Paul Feller, the Company’s former chairman and Chief Executive Officer (“CEO”), received $640,000 in December 2010 in connection with a sale of the Company’s common stock he arranged with outside investors and he caused 2,540,000 shares of common stock to be issued directly by the Company while Mr. Feller kept the cash proceeds (the “European Transactions”). Accordingly, the Company recorded a gross receivable of $640,000 from Mr. Feller in connection with the European Transactions. Mr. Feller resigned from the Company on June 28, 2012. During 2012, it was determined that Mr. Feller kept in his possession a vintage automobile that the Company paid $38,100 for, so his receivable was increased to $678,100.

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

These impacts are summarized as follows:

	March 31,	December 31,
	2013	2012
Gross receivable
Sale of Company common stock, net proceeds retained by Mr. Feller	$640,000	$640,000
Value of 378,661 shares of common stock owed by Mr. Feller to the Company, valued at December 31, 2012 price of $0.19	71,946	71,946
Vintage automobile retained by Mr. Feller	38,100	38,100
Other	4,622	4,622
Total	754,668	754,668

Offsets to receivable
Alleged commission on stock sales per Mr. Feller's written declaration	–	–
Deferred salary	(113,667)	(113,667)
Expense reports submitted and approved	(30,540)	(30,540)
Expense reports to be submitted	–	–
Write off receivable based on stock offsets (see below)	(538,515)	(538,515)
Net receivable	$71,946	$71,946

Additional evidence obtained in October 2012 confirmed that the $115,000 in commissions relating to the European Transactions were not valid and this amount was removed as an offset to the gross receivable for December 31, 2012. Pursuant to a Separation and Release Agreement dated June 28, 2012 and signed by Mr. Feller on August 9, 2012 (“Separation Agreement”), Mr. Feller agreed to waive his rights to any deferred salary prior to October 1, 2011. Accordingly, the amount of deferred salary eligible for an offset to the gross receivable was reduced from $398,790 at December 31, 2011 to $113,667 at December 31, 2012, which is $125,000 in deferred salary between October 1, 2011 and June 28, 2012, less $11,333 paid in salary during that period. In addition, Mr. Feller did not submit expense reports to support the $133,770 of expenses in the time provided for in the Separation Agreement, so that amount was removed as an offset to his receivable as of December 31, 2012.

This offset of the $538,515 receivable from Mr. Feller resulted from the decision by the Company to treat 2,161,339 shares of stock owed to Mr. Feller from 2008 and 2009, that were approved by the board but never completed, as having been satisfied when he had the Company issue 2,540,000 million shares of stock in connection with the European Transactions.

The 2,161,339 shares were due to Mr. Feller as payment for $2,768,652 in accrued salary, interest, vacation and rental payments for 2008, 2009 and prior years, and repayment of $729,439 of outstanding loans made by Mr. Feller to the Company in those periods. The Company is satisfied that it properly recorded and disclosed the 2008 and 2009 transactions in its financial reports filed with the SEC and the only adjustment needed was to reduce shares outstanding as of December 31 2012 by these 2,161,339 shares. The Company has accrued the employer taxes on this taxable income as of December 31, 2012. While Mr. Feller was owed 2,161,339 shares from 2008 and 2009, he had the Company issue 2,540,000 shares related to the European transactions, leaving a balance due to the Company of 378,661 shares, which are valued at December 31, 2012 for $71,946, based on the closing price of the Company’s common stock on that date.

As of March 31, 2013, the Company recorded an accrued expense of $187,500 pursuant to Mr. Feller’s consulting agreement that provides for $62,500 per quarter through June 30, 2014, subject to certain conditions, and has not recorded an allowance for doubtful accounts for this receivable given the accrued expense of a higher value. The Company has informed Mr. Feller that it reserves all rights with regards to this consulting agreement given the events that led to his resignation on June 28, 2012. In the event that the Company determines that Mr. Feller’s consulting agreement is not valid, the Company will reverse the accrual for $187,500 for his consulting agreement as of March 31, 2013 and will fully reserve the receivable from Mr. Feller.

6.     Property and Equipment

Property and equipment were as follows:

	March 31,	December 31,
	2013	2012
Computers and peripherals	$97,660	$97,660
Office machines	49,370	49,370
Furniture and fixtures	73,905	73,905
	220,935	220,935
Less accumulated depreciation	(181,048)	(171,897)
Property and equipment, net	$39,887	$49,038

For the three months ended March 31, 2013 and 2012, depreciation was $9,152 and $9,880, respectively.

7.     Goodwill

Goodwill was $1,935,621 at March 31, 2013 and December 31, 2012.  In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” the Company’s goodwill and intangible assets are considered to have indefinite lives and are therefore not amortized, but rather are subject to annual impairment tests. The Company’s annual impairment testing date is December 31, but the Company monitors the facts and circumstances for all intangible properties and will record an impairment if warranted by adverse changes in facts and circumstances.

8.     Deferred salary

Capital constraints necessitated that the Company reduce staff since February 16, 2012 and the Company has not been able to pay employees on a regular basis, resulting in unpaid salaries of $1,334,488 and $1,152,933 as of March 31, 2013 and December 31, 2012, respectively. During these periods, a limited number of employees continued to provide services to the Company.

9.    Other accrued expenses and other liabilities

Other accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2013	2012
Payroll related	$527,509	$433,782
Estimated damage liability that may not be covered by insurance	300,000	300,000
Estimate settlement with vendor in Europe	300,000	300,000
Professional fees	129,358	95,000
Accrued board fees	457,865	324,949
Consultant fees	196,277	133,777
Accrued legal judgments	84,899	84,899
Other	4,754	1,101
Travel expenses	10,000	10,000
	$2,010,662	$1,683,508

10.     Payable to Officers

The amounts payable to officers were:

	March 31,	December 31,
	2013	2012
Officer pursuant to employment agreement	$156,358	$156,358
Promissory note to former officer	55,000	55,000
	$211,358	$211,358

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

11.     Notes Payable

Notes payable were as follows:

	March 31,	December 31,
	2013	2012
Notes payable from ProElite to various individuals dated October 20, 2011 with maturity of July 20, 2012, plus interest at 8%, convertible into common stock of ProElite at noteholder's election. Secured by the assets of ProElite. These notes are currently in default.	$1,083,000	$1,063,000

Note payable to a shareholder upon the earlier of completion of $1,000,000 in funding, or May 24, 2012, plus interest at 0.19%, secured by the assets of ProElite. This note is in default. This noteholder has a warrant to purchase ProElite shares at $0.05 per share that increases each month when the loan is in default. As of March 31, 2013, he had a resulting warrant to purchase 36% of ProElite. This note is currently in default.	1,000,000	1,000,000

Note payable from ProElite to one party dated October 19, 2012 with maturity of the earlier of October 19, 2013 or completion of an equity offering by Stratus, at which time the note will convert into equity based on the terms of that offering at 50% of the price of that offering. Bears interest at 7% and is secured by the assets of ProElite.	500,000	500,000

Note payable to the Company's outside law firm and represents the corporate and litigation fees due as of June 30, 2012. This note bears interest at 3% and was due December 31, 2012. This note is currently in default.	486,104	486,104

Notes payable to three holders dated May 11, 2012 with maturity of the earlier of November 11, 2012 or when a financing is completed of $2,000,000 or more, plus interest at 10%, secured by the assets of the Company. This note is currently in default.	350,000	350,000

Notes payable to 11 investors dated July 9, 2012 with maturity date on the earlier of a $2 million capital raise by the company, or February 6, 2013 and bear interest at 8%. This note is currently in default.	275,000	275,000

Notes payable to one holder dated April 4, 2012 with original maturity on October 4, 2012, plus interest at 10%. Unsecured. An amendment to this note on October 2, 2012 changed the maturity date to January 4, 2013. This note is currently in default.	249,999	249,999

Note payable to one holder dated March 5, 2013 with maturity on the earlier of September 5, 2013 or receipt by the Company of $200,000 in net proceeds from a private placement of Company securities. This note does not bear interest and is not secured.	200,000	–

Note payable to a shareholder dated January 14, 2005, with maturity of May 14, 2005, plus interest at 10%. Unsecured. This note is currently in default.	70,000	70,000

Note payable to a shareholder dated February 1, 2005 with maturity of June 1, 2005, plus interest at 10%. Unsecured. This note is currently in default.	10,000	10,000
	$4,224,103	$4,004,103

12.      Derivative Liabilities

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (“Original Series E”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000. In October 2012, the Company sold 1,000 shares of Series E for $1,000,000 (“New Series E”). The Original Series E and New Series E together are referred to herein as “Series E”.

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

Subsequent to the issuance of this Series E, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in ASC 815, “Derivatives and Hedging,” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated FV on the date of issuance and are subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated FV of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the Statement of Operations as a separate line item.

The FV of these derivative liabilities is calculated using the Black Scholes pricing model that is based on the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These FV results are extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock. Accordingly, the FV of these derivative liabilities is subject to significant changes.

The following assumptions were used to calculate the Black Scholes value of this derivative liability as of March 31, 2013:

Estimated fair value of underlying common stock	$0.15
Remaining life	3.2
Risk-free interest rate	0.38%
Expected volatility	140.7%
Dividend yield	–

13.     Related Party Transactions

Please see Footnote 5 regarding the net receivable of $71,946 from Paul Feller, the Company’s former Chairman and CEO.

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

14.     Shareholder’s Equity

Common Stock

The Company did not sell any common stock in the three months ending March 31, 2013.

Series D 10% Preferred Stock

During 2010, the Company issued 5,700 shares of Series D 10% Preferred Stock (“Series D”) for $170,921.  Each share of Series D sold for $30, can be converted at any time into 60 shares of common stock and has voting rights equal to 60 shares of common stock.  In connection with the issuance of Series D, the Company issued warrants to purchase 179,970 shares of common stock.  The warrants have a life of five years to purchase a share of common stock for $1.00 per share.  The Series D has liquidation preference over common stock at a liquidation value equal to its par value of $30 and pays a cumulative dividend of 10% per year, payable on July 31 and December 31 of each year that the Series D is outstanding. Interest payments may be made in cash or in common stock at the discretion of the Company.  The Series D automatically convert into 60 shares of common stock when the closing price for a share of common stock is $5.00 or above and the average daily trading volume for the 10 previous trading days is above 200,000 shares.  Given the losses recorded by the Company, the stock equivalents related to the Series D are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive.

Since the Series D contains an embedded conversion feature, the Company performed an analysis of the Series C under ASC Topic 815 “Derivatives and Hedging.” This analysis determined that the embedded conversion feature was not required to be bifurcated and accounted separately from the Series D because the economic risks and characteristics of the embedded conversion feature were clearly and closely related to the economic risks and characteristics of the host contract Series D, namely the risks of the common stock.  The value of the beneficial conversion feature was $26,945 which was charged to equity at the time of issuance and was not included in the calculation of earnings per share.  The beneficial conversion feature was calculated as the difference of the FV of the conversion price and the intrinsic value of the preferred shares.

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

As of March 31, 2013 and December 31, 2012, 8,333 and 18,999 shares of Series D were outstanding, respectively.  During the three months ended March 31, 2013, 10,666 shares of Series D were converted into 639,960 shares of common stock, 8,094 shares of common stock were issued in connection with the price protection feature and 116,581 shares of common stock were issued for accrued dividends.

Series E 5% Preferred Stock

In October 2012, the Company raised $870,000 through the issuance of 1,000 shares of Series E 5% Preferred Stock (“Series E”) and common stock and warrants to purchase shares of common stock at $0.65 to $1.00.

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (“Original Series E”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000. In October 2012, the Company sold 1,000 shares of Series E for $1,000,000 (“New Series E”). The Original Series E and New Series E together are referred to herein as “Series E”.

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

The Company filed a registration statement with the SEC covering the resale of the shares (a) issuable upon conversion of the Preferred Shares or exercise of the Warrants, (b) issued as dividends payable in shares of Common Stock pursuant to the Certificate, and (c) issuable upon exercise of the Placement Agent Warrants. This registration statement was declared effective in February 2012.  Upon the occurrence of certain events set forth in the Purchase Agreement, including the failure to timely file the registration statement or have the registration statement timely declared effective, the Company will pay to the Investors cash equal to 1% of the aggregate purchase price of the Series E Preferred Stock and Warrants for each 30-day period during such default; provided, however, that the payments will not exceed 10% of the aggregate purchase price. The Company intends to file a post-effective amendment as soon as possible after the filing of this Quarterly Report on Form 10-Q.

As of March 31, 2013 and December 31, 2012, 9,450 shares of Series E were outstanding.

Stock Options

During 2012, the Company cancelled 4,660,994 options for employees whose employment had been terminated and granted 2,300,000 options to Jerold Rubinstein, the Company’s new Chairman of the Board and CEO on June 28, 2012, pursuant to an employment contract, 450,000 options to a director and 300,000 options to an officer. These options have a strike price of $0.35 - $0.38, which were the closing prices of the Company’s common stock on the day of grant and a five-year life. Mr. Rubinstein’s options vest monthly over a 12-month period unless the employment contract is terminated for any reason, at which time the options vest in full. The director’s options vest ratably over a 36-month period, and the officer’s options vest one third at grant, one third after the first year and one third after the second year. The Black Scholes value of these options was $706,250 which is being amortized over the respective vesting periods.  The following assumptions were used for the Black Scholes calculation to determine this expense:

Estimated fair value of underlying common stock	$0.35 - $0.38
Remaining life	5.0
Risk-free interest rate	0.69% - 0.80%
Expected volatility	80% - 89%
Dividend yield	–

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
	Options Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
As of December 31, 2011	12,169,852	$0.14 - $1.50	3.2	$0.49	8,757,684	3.2	$0.40
Cancelled	(7,276,329)	–	–	–	(4,660,994)	–	–
Exercised	–	–	–	–	–	–	–
Granted	3,050,000	$0.35 - $0.38	4.5	$0.36	1,634,333	4.5	$0.36
As of December 31, 2012	7,943,523	$0.35 -$0.54	3.3	$0.46	5,731,023	2.9	$0.48
Cancelled	–	–	–	–	–	–	–
Exercised	–	–	–	–	–	–	–
Granted	–	–	–	–	–	–	–
Vested	–	–	–	–	1,312,500	–	–
As of March 31, 2013	7,943,523	$0.35 -$0.54	3.1	$0.46	7,043,523	3.0	$0.46

Warrants

During 2012, the Company issued warrants to purchase 5,000,000 shares of common stock at $0.30 in connection with the sale of 1,000 shares of Series E. The Original Series E were adjusted pursuant to the full ratchet anti-dilution protection when $249,999 of notes were issued on April 4, 2012 that contained a $0.30 conversion feature, so that the Original Series E now has an exercise price of $0.30 for the warrants. The New Series E was issued with an exercise price of $0.30 for the warrants. The Company also issued six five-year warrants to purchase 13,530,000 shares at $0.38 to $0.75 in connection with consulting and advisory contracts. The Black Scholes value of these warrants is $4,133,690, which is being recognized over the 12 months of the contracts.  The following assumptions were used for the Black Scholes calculation to determine this expense:

Estimated fair value of underlying common stock	$0.38 - $0.75
Remaining life	5.0
Risk-free interest rate	0.74% - 1.80%
Expected volatility	84% - 132%
Dividend yield	–

During 2011, the Company issued warrants to purchase 52,709,283 shares of common stock in connection with the sale of common and preferred stock. These warrants have strike prices from $0.65 to $1.00 per share, vest upon issuance and a life of five years.  These warrants contained full ratchet-down antidilution protection. In connection with the sale of the Series E preferred shares, we issued placement agent warrants that permit the placement agent or its designees to purchase for a five-year period, 3,600,000 shares of Common Stock at $0.65 per share. We also issued to a financial advisor warrants to purchase 1,000,000 shares of our Common Stock of which 950,000 shares were directed to Cary Sucoff and 50,000 shares were directed to Francis Anderson and to another financial advisor warrants to purchase 750,000 shares of our common stock on substantially similar terms. The shares underlying these warrants contain full ratchet-down antidilution protection.

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

Calculations of the ratchet-down impact as of April 4, 2012:

	Original			After Ratchet Down
	Shares x	Strike =	Aggregate Exercise Price	Shares x	Strike =	Aggregate Exercise Price

Series A warrants	21,750,000	$0.65	$14,137,500	47,125,000	$0.30	$14,137,500
Series B warrants	10,875,000	$1.00	$10,875,000	36,250,000	$0.30	$10,875,000
Placement agent warrant	3,600,000	$0.65	$2,340,000	7,800,000	$0.30	$2,340,000
Broker-dealer warrant	1,000,000	$0.65	$650,000	2,166,667	$0.30	$650,000
Advisory warrant	750,000	$0.65	$487,500	1,625,000	$0.30	$487,500
	37,975,000			94,966,667

Additional warrants from ratchet-down				56,991,667

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
	Warrants Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
As of December 31, 2011	59,530,245	$0.65 - $2.00	3.5	$2.00	59,530,245	3.5	$2.00
Exercised	–	–	–	–	–	–	–
Ratchet-down impact	56,991,667	$0.30	–	$0.30	56,991,667	–	$0.30
Granted	15,763,330	$0.30 - $0.75	4.6	$0.38	10,388,330	4.6	–
As of December 31, 2012	132,285,242	$0.30 - $2.00	3.5	$0.40	126,910,242	3.5	$0.38
Cancelled	–	–	–	–	–	–	–
Exercised	–	–	–	–	–	–	–
Granted	–	–	–	–	–	–	–
Vested	–	–	–	–	2,530,000	–	–
As of March 31, 2013	132,285,242	$0.30 - $2.00	3.3	$0.38	129,440,242	3.2	$0.38

15.     Commitments and Contingencies

Office space rental

On May 1, 2009, we entered into a lease for approximately 1,800 square feet of office space in Santa Barbara, California for use as our executive offices. This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month. This property was vacated in August 2012 and the Company has recorded a liability of approximately $139,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. The Company is in negotiations to settle the unpaid rent for a lower amount, but there can be no assurance of success in doing so.

On August 1, 2011, we entered into a lease for approximately 7,000 square feet of office space in Los Angeles, California. The lease continues through November 30, 2014.  Initially, the lease had a fixed monthly rent of $19,326 and is subject to annual increases of 3%. The Company was not required to pay a fixed monthly rent for months two through five. Prior to this, the Company was leasing the same office space on a month-to-month basis. This property was vacated in April 2012 and the Company recorded a liability of approximately $892,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. The Company is in negotiations to settle the unpaid rent for a lower amount, but there can be no assurance of success in doing so.

On November 1, 2011, we entered into a lease for approximately 3,000 square feet of office space in Santa Barbara, California for use by our operating units.  This lease expires on October 31, 2014 with two additional three-year renewal terms available.  The initial rent plus common area charges were $7,157 per month. This property was vacated in June 2012 and the Company recorded a liability of $229,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. In January 2013, the landlord for this property has obtained a judgment against the Company for $74,486. The Company is in negotiations to settle the unpaid rent for a lower amount, but there can be no assurance of success in doing so.

In May 2012, the Company entered into a month-to-month lease for office space for three people in Los Angeles, California. Rent for this facility is approximately $2,300 per month.

We believe our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of March 31, 2013 that are fixed and determinable by year starting with the year ending December 31, 2013.

					Beyond
	Total	2013	2014	2015	2015
Notes payable	$4,224,103	$4,224,103	$–	$–	$–
Rent obligations	1,260,645	677,738	339,958	242,948	–
Deferred salary	1,334,488	1,334,448	–	–	–
Accrued interest	268,206	268,206	–	–	–
Accrued dividends on preferred stock	802,991	802,991	–	–	–
Consulting agreement	375,000	250,000	125,000	–	–
Employee contracts: salary	363,750	363,750	–	–	–
Employee contracts: other	231,299	231,299	–	–	–
Total	$8,860,481	$8,152,575	$464,958	$242,948	$–

Employment Agreements

Effective June 28, 2012, Jerold Rubinstein was elected by the Company’s board of directors as Chairman of the Board, CEO and a director of the Company’s subsidiaries. The Board of Directors of PEI also elected him as Chairman of the Board and CEO. Under the terms of an employment agreement dated June 28, 2012, this CEO will receive an annual salary of $250,000 per year and will continue to serve on the Company’s board of directors and as Chairman of the Company’s Audit Committee and shall continue to receive his compensation for such services. The term of this agreement is six months with an automatic six month extension unless the Company provides written notice of non-renewal 30 days prior to the end of the initial six-month term. This executive was granted options to purchase 2,300,000 shares of the Company’s common stock at $0.35 per share, which was the closing price of the Company’s common stock on the day of option grant. These options vest monthly over a 12-month period. In the event the Company does not renew the second six month period, the executive resigns or the Company terminates the executive’s employment without cause, all options will immediately vest and the executive will receive all unpaid salary for the full 12 month period.

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

On February 22, 2010, the Company entered into an employment contract with William Kelly, the Company’s former Senior Vice President and Chief Operating Officer of ProElite, and the Chief Operating Officer of the Company. This contract expired on February 22, 2012 and his employment with the Company was terminated on March 18, 2013. Under the agreement, Mr. Kelly was to receive an annual salary of $240,000 and was eligible for bonuses based on objectives established by the Company’s board of directors and Mr. Kelly’s performance against those objectives. The proposed agreement further provides that Mr. Kelly received a grant of options to purchase 1,200,000 shares of the Company’s common stock, with a five-year life, a strike price of $2.00 the following vesting schedule: 396,000 shares vested immediately, 396,000 shares vested on October 1, 2010 and 408,000 shares vested on October 1, 2011. The strike price on these options was adjusted to $0.54 in December 2011 by the Company’s Board of Directors. Such options shall terminate 45 days after the Executive’s employment with the Company is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason, as that term is defined in the contract. Such options shall not be assignable by Executive. Each option described above is subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events. In connection with Mr. Kelly’s employment, the Company assumed a promissory note of $231,525 formerly owed to Mr. Kelly by ProElite, Inc. and agreed to pay the promissory note with $121,525 payable to Mr. Kelly upon the closing of the acquisition of ProElite by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition. In 2011, $176,525 of these amounts were paid to Mr. Kelly. As of March 31, 2013, Mr. Kelly was owed $55,000 under this contract.

On November 1, 2010, the Company entered into an employment agreement with John Moynahan, who provided accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007.  This agreement expired on August 1, 2012. Under the agreement, Mr. Moynahan was to receive an annual salary of $220,000 for the first year of the contract, subject to an annual increase of the Consumer Price Index plus 2%, and will be eligible for a $50,000 bonus in the first year of this contract, with bonuses thereafter based on objectives established by the Company’s board of directors and Mr. Moynahan’s performance against those objectives. Under this agreement, Mr. Moynahan received a grant of 300,000 shares and a five-year stock option grant to purchase 1,560,000 shares of common stock at $2.00 per share, with 1,040,000 shares that vested upon the signing of the agreement and 520,000 shares that will vest on September 1, 2011.  The strike price on these options was adjusted to $0.54 in December 2011 by the Company’s Board of Directors. Such options shall terminate 45 days after the Executive’s employment with the Company is terminated if such termination is for cause or is the result of a resignation by Executive for reasons other than good reason. Such options shall not be assignable by Executive. Each option described above is subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events.  After a review of this contract during 2012, the Company determined that the non-salary amounts due to Mr. Moynahan were $156,358 as of December 31, 2012. Mr. Moynahan received $77,126 in non-salary payments under this contract in 2011.

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

16.     Segment Information

In 2012 and through March 31, 2013, ProElite, Stratus White and other events were considered operating segments pursuant to ASC 280 since each is budgeted separately and tracked separately to provide the chief operating decision maker information to assess and manage ProElite, Stratus White and other events.

The characteristics of the Stratus Reward program and ProElite are different than the other events, so that operating segment is considered a reporting segment. The events share similar economic characteristics and are aggregated into a reporting segment pursuant to paragraph 17 of ASC 280. All of the events provide entertainment and the logistics and production processes and methods for each event are similar: sponsorship sales, ticket and concession sales, security, stages, public address systems and the like. While the demographic characteristics of the audience can vary by event, all events cater to consumer entertainment. Subsequent to December 31, 2012, the Company decided to suspend all business activities other than ProElite.

A summary of results by segments is as follows:

	As of/for the Three Months Ended March 31, 2013					As of/for the Three Months Ended March 31, 2012
	Stratus		Other			Stratus		Other
	Rewards	ProElite	Events	Other	Total	Rewards	ProElite	Events	Other	Total
Revenues	$–	$72	$–	$–	$72	$–	$160	$–	$–	$160
Cost of sales	–	–	–	–	–	–	229	–	–	229
Gross margin	–	72	–	–	72	–	(69)	–	–	(69)
Deprec. & Amort	–	–	–	9	9	–	–	–	10	10
Segment profit	–	72	–	(9)	63	–	(69)	–	(10)	(79)
Operating expenses	93	172	–	1,990	2,255	93	255	–	1,926	2,274
Other expenses	–	33	–	20	54	–	–	–	2	2
Adjustments to fair value of derivative securities	–	–	–	237	237	–	–	–	(2,047)	(2,047)
Net loss	(93)	(134)	–	(2,257)	(2,483)	(93)	(324)	–	110	(308)
Net loss attributable to non-controlling interests	–	–	–	7	7	–	–	–	16	16
Preferred dividends	–	–	–	124	124	–	–	–	124	124
Net loss attributable to common shareholders	$(93)	$(134)	$–	$(2,374)	$(2,601)	$(93)	$(324)	$–	$2	$(415)

Assets	$–	$1,677	$–	$511	$2,188	$1,073	$2,019	$–	$483	$3,575
Liabilities	$122	$1,998	$–	$19,804	$21,925	$–	$1,769	$–	$17,841	$19,610

17.     ProElite, Inc.

Effective October 21, 2009, the Company entered into a Strategic Investment Agreement with ProElite, Inc. (“PEI”) pursuant to which PEI sold to the Company shares of PEI’s Series A Preferred Stock (the “Preferred Shares”). The transaction closed on June 14, 2011. The Preferred Shares are convertible into the Common Stock of PEI. The amount of shares of Common Stock issuable upon conversion on a cumulative basis is equal to 95% of the sum of (a) the issued and outstanding shares of PEI as of the closing plus (b) any shares of PEI Common Stock issued after the closing upon exercise or conversion of any derivative securities of PEI outstanding as of the closing, subject to any adjustment for stock splits, stock dividends, recapitalizations etc. and, in all cases, after giving effect to the shares issuable upon conversion of the Preferred Shares. The purchase price of the Preferred Shares was $2,000,000 which was used by PEI for payment of outstanding liabilities of PEI, general working capital and other corporate purposes and repayment of all amounts due under a note of PEI with respect to advances made to PEI by the Company of $100,000. At the close, all of the previous directors of PEI resigned and the board of directors of PEI consisted of two designees of the Company and one designee of PEI. The Company’s CEO at that time became PEI’s CEO.

The Company has consolidated the balance sheet of PEI as of March 31, 2013 and December 31, 2012. The results of operations of PEI for three months ending March 31, 2013 and 2012 have been consolidated into the Company’s results of operations.

18.      Restatement of financial statements

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (“Original Series E”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000. In October 2012, the Company sold 1,000 shares of Series E for $1,000,000 (“New Series E”). The Original Series E and New Series E together are referred to herein as “Series E”.

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

In preparing the financial statements for 2012, the Company has determined that the warrants for these financings included certain embedded derivative features as set forth in ASC 815, “Derivatives and Hedging,” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated FV on the date of issuance and are subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the Statement of Operations.

As the result of this determination, the Company had incorrectly accounted for the derivative liabilities embedded in the Series E and related warrants issued in the year 2011. The consolidated balance sheet as of March 31, 2012 and the related consolidated statements of operations for the three months then ended were restated to reflect the correct treatment.

The flowing table presents the effect of the restatement adjustment on the accompanying consolidated statement of operations for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	As
Consolidated Statement of Operations	Previously		Net
for Three Months Ended March 31, 2012	Reported	Restated	Adjustment
Loss from operations	$2,352,168	$2,352,168	$–

Other (income)/expenses
Adjustments to fair value of derivative securities	–	(2,047,405)	(2,047,405)
Other (income)/expenses	–	–	–
Interest expense	126,573	2,405	(124,168)
Total other (income)/expenses	126,573	(2,045,000)	(2,171,573)
Net loss	(2,478,742)	(307,168)	2,171,573
Net loss attributed to non-controlling interests	–	16,196	16,196
Net loss attributable to Stratus Media Group	–	(290,972)	2,187,770
Preferred dividends	–	124,168	124,168
Net loss attributable to Stratus Media Group common shareholders	$(2,478,742)	$(415,140)	$2,063,602

Basic and diluted loss attributable to common shareholders per share	$(0.03)	$–	$0.03
Basic weighted average shares outstanding	88,157,055	88,157,055	–
Fully-diluted weighted average shares outstanding	88,157,055	109,407,055	21,250,000

The FV of these derivative liabilities is calculated using the Black Scholes pricing model that is based on the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These FV results are extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock. Accordingly, the FV of these derivative liabilities are subject to significant changes.

19.     Subsequent Events

Subsequent to March 31, 2013, the holders of 8,333 shares of Series D Preferred converted these shares into 764,636 shares of common stock: 639,960 shares for the conversion of Series D, 116,581 shares for accrued dividends and 8,094 shares for the price protection feature described in footnote 16. Following this conversion, there are no shares remaining of Series D Preferred.

Subsequent to March 31, 2013, the Company sold 6,583,333 shares of its common stock to private investors for $197,500, or $0.03 a share. The Company is attempting to obtain waivers from holders of Series E Preferred Stock for the full-ratchet anti-dilution feature for the conversion price and warrants. If the Company is not successful in obtaining these waivers, this full-ratchet anti-dilution feature will result in an additional 283,500,000 shares of common stock issuable upon conversion of Series E Preferred Stock, the repricing of Series E Preferred Stock warrants from $0.30 a share to $0.03 a share and the issuance of an additional 854,700,000 warrants to buy common stock. While the Company believes it can obtain these waivers, there can be no assurance that we will be able to do so. If these waivers are not obtained, the total of shares required to be reserved for the Series E Preferred Stock conversion and warrants is 1,138,200,000. The Company currently has authorized shares of 500,000,000 and would need to either increase the number of authorized shares or do a reverse stock split to be able to reserve enough shares in such event.

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

The following discussion relates to the operations of Stratus Media Group, Inc. and should be read in conjunction with the Notes to Financial Statements.

Description of Business

Company History – Stratus Media Group, Inc.

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

In June 2011, the Company acquired shares of Series A Convertible Preferred Stock of ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organizes and promotes mixed martial arts (“MMA”) matches.   These holdings of Series A Convertible Preferred Stock provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.

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

Company History – ProElite, Inc.

On October 3, 2006, pursuant to a Share Exchange Agreement dated concurrently between PEI and the shareholders of Real Sport, Inc., a California corporation, PEI issued 25,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Real Sport. As a result of this reverse merger transaction, Real Sport became a wholly owned subsidiary of ProElite, though from an historical perspective it was deemed to have been the acquirer in the reverse merger and the survivor of the reorganization. Concurrently with the closing of the reverse merger, ProElite completed a private placement of its securities with gross proceeds of $10,000,000. Real Sport is the holding company of ProElite.com (formerly EliteXC.com and I-Fight, Inc.) and EliteXC Live (formerly MMA Live, Inc. and Jungle Fight, Inc.), which were formed on August 10 and September 13, 2006, respectively.

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

OPERATIONS

Overview

Subject to the availability of sufficient capital, our base business plan is to capitalize on the popularity and growth of MMA by rebuilding ProElite MMA as a global brand.  Given sufficient capital, the Company also intends to investigate potential acquisitions.

Description of Our Revenues, Costs and Expenses

Revenues

Our revenues include event revenues from ticket sales, sponsorships, television licensing, concessions and merchandise, which are recorded when the event occurs.

Gross Profit/(Loss)

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

Basic and Diluted Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income/(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares were converted into common stock. Dilution is computed by applying the if-converted method for the outstanding convertible preferred shares. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

For purposes of calculating earnings per share, the number of common shares did not include 31,500,000 shares of common stock issuable upon conversion by the holders of Series E Preferred on March 31, 2013 and 21,250,000 shares of common stock issuable upon conversion by the holders of Series E Preferred on March 31, 2012. These conversion shares were not included in the earnings per share calculation because they were antidilutive given the losses by the Company for the three months ending March 31, 2013 and 2012.

Critical Accounting Policies

Goodwill

Intangible assets consist of goodwill related to ProElite that we acquired in June 2011. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. A portion of the consideration used to purchase ProElite was allocated to specific assets, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill. Goodwill was $1,935,621 as of March 31, 2013 and December 31, 2012.

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

As of December 31, 2012, the Company determined that the FV of its ProElite MMA business was approximately $2,400,000, which was approximately 124% of the goodwill as of this date. We perform a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the FV of an intangible asset below its carrying amount. We engaged an outside service provider, which computed the estimated fair value of our intangible assets at December 31, 2012, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated FV of the reporting unit to the carrying value of the reporting unit.

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

Antidilution Provision of Series E Preferred Stock

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (“Original Series E”), the terms of which are set forth in the Certificate of Designations of Series E Preferred Stock (the “Certificate”), for $1,000 per share, or $8,700,000. In October 2012, the Company sold 1,000 shares of Series E for $1,000,000 (“New Series E”). The Original Series E and New Series E together are referred to herein as “Series E”.

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

Subsequent to the issuance of this Series E, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in ASC 815, “Derivatives and Hedging,” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated FV on the date of issuance and are subsequently adjusted each quarter to reflect the estimated FV at the end of each period, with any decrease or increase in the estimated FV of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the Statement of Operations as a separate line item.

The FV of these derivative liabilities is calculated using the Black Scholes pricing model that is based on the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These FV results are extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock. Accordingly, the FV of these derivative liabilities is subject to significant changes.

Income Taxes

The Company utilizes ASC 740 (formerly known as SFAS No. 109, "Accounting for Income Taxes"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2012, the Company had a deferred tax asset of $19,230,179, that was fully reserved and a net operating loss carryforward of $43,181,944 for Federal purposes and $40,714,060 for state tax purposes. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released. As of March 31, 2013, the Company had a net operating loss carryforward of approximately $44,000,000 for Federal purposes and $42,000,000 for state tax purposes.

Stock-Based Compensation

We follow ASC 718 “Share Based Payment”, using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the FV of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with ASC 718 and EITF Issue No. 96-18. The FV of each option granted is estimated as of the grant date using the Black-Scholes option pricing model.

Results of Operations for the Three Months Ended March 31, 2013

Revenues

Revenues for the three months ended March 31, 2013 (“Current Period”) were $71,667, a decrease of $87,875 from $159,542 for the three months ended March 31, 2012 (“Prior Period”).  Event revenues were $0 in the Current Period, a decrease of $89,542 from $89,542 in the Prior Period. ProElite conducted one MMA event in January of the Prior Period and none in the Current Period. Licensing revenues in the Current Period were $71,667, an increase of $1,667 from $70,000 in the Prior Period. The Company received license payments for one event conducted by Strikeforce in the Current Period and in the Prior Period. Strikeforce is not planning on any additional events and these license payments will not be a source of future revenue.

Gross Profit/(Loss)

The gross margin for the Current Period was $71,667, an increase of $140,627, compared to negative gross margin of $68,960 for the Prior Period, when $228,502 of expenses were incurred in connection with the event conducted by ProElite in January 2012.

Operating Expenses

Operating expenses for the Current Period were $2,264,504, a decrease of $18,704 from $2,283,208 in the Prior Period.  General and administrative expenses in the Current Period of $789,151 a decrease of $673,536, or 46%, from $1,462,687 in the Prior Period. This decrease is related to a reduction of $377,432 in employee-related expenses in the Current Period, a reduction of $180,924 for travel, reduced expenses for communications, rent and office expenses and the suspension of events following the ProElite event in January 2012.

Legal and professional services were $143,103 in the Current Period, a decrease of $427,302 from $570,405 in the Prior Period. Consulting payments for the Perugia Film Festival of $182,863 in the Prior Period were eliminated in the Current Period and consulting payments for development of the Stratus White program of $190,209 in the Prior Period were eliminated in the Current Period.

Warrants, option and stock expense the Current Period was $1,323,098, an increase of $1,082,862 from $240,236, primarily from amortized costs for stock grants to directors made in July 2012 compared with six months of amortized costs in 2011, when warrants for directors were replaced with stock grants in July 2011.

Depreciation remained constant with $9,152 in the Current Period and $9,880 in the Prior Period.

Adjustments to Fair Value of Derivative Securities

In October 2012, the Company issued $1,000,000 of Series E Preferred (“Series E”). In May 2011, the Company issued $8,700,000 of Series E. The warrants issued in conjunction with the Series E were determined to have an embedded derivative liability, which is revalued using Black Scholes models upon the earlier of events that affect the value of this liability or the end of every quarter. The difference between the value of this derivative liability at December 31, 2012 and March 31, 2013 resulted in a loss of $236,850 for the Current Period. The difference between the value of this derivative liability at December 31, 2011 and March 31, 2012 resulted in a gain of $2,047,405 for the Prior Period.

Other (Income)/Expense

Other income for the Current Period was a gain of $2,564, compared to $0 for the Prior Period.

Interest Expense

Interest expense was $56,336 in the Current Period, an increase of $53,931 from $2,405 in the Prior Period, primarily related to higher levels of interest-bearing promissory notes in the Current Period.

Net Loss Attributed to Non-Controlling Interests

The net loss attributed to non-controlling interests declined from $16,196 in the Prior Period to $6,679 in the Current Period.

Dividends on Preferred Stock

Dividends in the Current Period of $124,375 were comparable to the dividends of $124,168 in the Prior Period.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

During the Current Period, we issued a promissory note to a lender for a net of $200,000 and we issued promissory notes in the Prior Period for a net of $1,831,972. The Company is actively pursuing equity capital and is seeking a raise of $10 million or more. The proceeds raised will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses. Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all. If we cannot obtain such financing, we will be unable to schedule or recommence our events and credit card operations, all of which are currently on hold, we may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations. Even if we raise $10 million, we will require additional financing to implement our business plan.

As of March 31, 2013, our principal sources of liquidity consisted of accounts payable, accrued expenses and the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we will require working capital for sales and marketing costs to market our event properties. At March 31, 2013 we had $111,435 of cash on hand and negative working capital of $21,712,237. At December 31, 2012, we had $312,093 of cash on hand and we had negative working capital of $20,390,998.

Cash Flows

The following table sets forth our cash flows for the three months ending March 31, 2013 and 2012:

	2013	2012
Operating activities	$(400,658)	$(1,846,249)
Investing activites	–	–
Financing activities	200,000	1,760,972
Net change in cash	$(200,658)	$(85,277)

Operating Activities

Operating cash flows for the Current Period reflect our net loss of $2,483,459, offset by non-cash items totaling $1,699,100, primarily related to $236,850 for a loss on adjustment to fair value of derivative liabilities and $1,323,098 for warrant, stock and option expenses. Cash was further adjusted by a source of funds from working capital of $383,701, primarily related to $181,555 in deferred salaries and $268,691 from an increase of an increase in other accrued expenses and liabilities, offset by a decrease in deposits and prepaid expenses of $48,600.

Operating cash flows for the Prior Period reflect the net loss of $307,168, offset by non-cash gain of $2,047,406 on adjustment to FV of derivative liabilities, expenses of $240,236 for warrant and options expenses, $509,903 of net changes in working capital, and $9,880 of non-cash depreciation and amortization expense.

Investing Activities

Capital constraints resulted in no cash used in investing activities during the Current Period or the Prior Period.

Summary of Contractual Obligations

Set forth below is information concerning our known contractual obligations as of March 31, 2013 that are fixed and determinable by year starting with the year ending December 31, 2013.

					Beyond
	Total	2013	2014	2015	2015
Notes payable	$4,224,103	$4,224,103	$–	$–	$–
Rent obligations	1,260,644	677,738	339,958	242,948	–
Deferred Salary	1,334,488	1,334,488	–	–	–
Accrued interest	268,206	268,206	–	–	–
Accrued dividends on preferred stock	802,991	802,991	–	–	–
Consulting agreement	375,000	250,000	125,000	–	–
Employee contracts: salary	363,750	363,750	–	–	–
Employee contracts: other	231,299	231,299	–	–	–
Total	$8,860,481	$8,152,575	$464,958	$242,948	$–

Financing Activities

In the Current period, we received $200,000 from promissory notes. In the Prior Period, we received $1,831,972 from promissory notes and used $71,000 to repay a loan from an officer.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting (“ICFR”)

There have been no changes in the Company’s ICFR through the date of this report or during the period ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2011, Maier & Company, Inc., filed a lawsuit in the Santa Barbara Superior Court against the Company and PSEI for alleged breach of a consulting agreement. In March 2013, the plaintiff sought entry of judgment in the amount of $45,830. The parties entered into a settlement agreement allowing for a stipulation for entry of judgment. This judgment was paid by the Company in May 2013.

In April 2012, Ned Sands filed a wrongful termination lawsuit in the Los Angeles Superior Court against the Company. On or about March 11, 2013, the plaintiff sought and obtained entry of judgment in the amount of $22,500. The parties entered into a settlement agreement allowing for a stipulation for entry of judgment. This judgment has been satisfied and a notice of dismissal was filed with the Court in May 2013.

ITEM 1A.	RISK FACTORS Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	MINE SAFETY DISCLOSURES None

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Index to Consolidated Financial Statements this Report on Form 10-Q.

The following documents are furnished as exhibits to this Report on Form 10-Q.

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.

99.1	Temporary Hardship Exemption

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

_________

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS MEDIA GROUP, INC.

By:	/s/ Jerold Rubinstein
Jerold Rubinstein
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Principal Financial Officer

Date:	May 17, 2013

