Form 10-Q/A
period 2013-03-31
Stratus Media Group, Inc
filed 2013-05-20
CIK 1053691

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 17, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

2

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Index to Consolidated Financial Statements this Report on Form 10-Q.

The following documents are furnished as exhibits to this Report on Form 10-Q.

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.*

99.1	Temporary Hardship Exemption*

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

_________

* Previously filed.

**Furnished or filed herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS MEDIA GROUP, INC.

By:	/s/ Jerold Rubinstein
Jerold Rubinstein
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Principal Financial Officer

Date:	May 20, 2013

4