Form 10-Q
period 2013-06-30
Stratus Media Group, Inc
filed 2013-08-14
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares of common stock outstanding at August 13, 2013 was 421,332,919 shares.

STRATUS MEDIA GROUP, INC.

FORM 10-Q

JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATUS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash and equivalents	$78,599	$312,093
Receivable from former officer and director	58,693	71,946
Prepaid expenses and deposits	28,250	77,599
Total current assets	165,542	461,638

Property and equipment, net	31,940	49,038
Goodwill	–	1,935,621
Total assets	$197,482	$2,446,297

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,354,785	$1,203,382
Deferred salary	1,395,480	1,152,933
Accrued interest	170,999	213,260
Accrued preferred stock dividends	–	733,840
Other accrued expenses and liabilities	2,298,803	1,683,508
Payable to officer and former officer	211,358	211,358
Rent liability for facilities no longer occupied	1,260,645	1,260,645
Notes payable	2,075,002	4,004,103
Derivative liability	–	10,389,607
Total current liabilities	8,767,072	20,852,636

Commitments and contingencies

Shareholders' deficit
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized; 0 and 0 shares issued and outstanding	–	–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized; 0 and 18,999 shares issued and outstanding	–	19
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized; 0 and 9,450 shares issued and outstanding	–	9
Common stock, $0.001 par value: 500,000,000 shares authorized; 400,232,917 and 89,083,677 shares issued and outstanding	400,233	89,084
Additional paid-in capital	47,495,543	38,240,853
Accumulated deficit	(56,438,535)	(56,717,225)
Total Stratus shareholders' deficit	(8,542,759)	(18,387,260)
Non-controlling interest deficit	(26,831)	(19,079)
Total shareholders' deficit	(8,569,590)	(18,406,339)
Total liabilities and shareholders' deficit	$197,482	$2,446,297

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenues	$–	$71,666	$71,667	$231,208
Cost of revenues	–	6,451	–	234,953
Gross profit/(loss)	–	65,215	71,667	(3,745)

Operating expenses
General and administrative	637,813	1,299,808	1,426,964	2,762,495
Impairment of intangible assets	1,935,621	–	1,935,621	–
Warrants, options and stock	2,284,185	193,917	3,607,283	434,153
Fair value of common stock exchanged for warrants	3,069,792	–	3,069,792	–
Legal and professional services	290,603	1,004,285	433,706	1,574,690
Depreciation and amortization	7,946	9,878	17,098	19,758
Total operating expenses	8,225,960	2,507,888	10,490,464	4,791,096

Loss from operations	(8,225,960)	(2,442,673)	(10,418,797)	(4,794,841)

Other (income)/expenses
(Gain)/loss on adjustments to fair value of derivative liability	(9,216,927)	17,915,403	(8,980,077)	15,867,998
Gain on extinguishment of derivative liability	(1,409,530)	–	(1,409,530)	–
Other (income)/expenses	(490)	760,696	(3,054)	760,696
Interest expense	61,249	49,712	117,585	52,118
Total other (income)/expenses	(10,565,698)	18,725,811	(10,275,076)	16,680,812
Net income/(loss)	2,339,738	(21,168,484)	(143,721)	(21,475,653)

Net loss attributed to non-controlling interests	7,752	16,196	14,431	24,730
Net income/(loss) attributed to Stratus Media Group	2,347,490	(21,152,288)	(129,290)	(21,450,923)

Preferred dividends	47,250	121,505	171,625	245,673
Net income/(loss) attributable to Stratus Media Group common shareholders	$2,300,240	$(21,273,793)	$(300,915)	$(21,696,596)

Basic and diluted earnings/(loss) per share	$0.01	$(0.24)	$(0.00)	$(0.24)

Basic weighted average shares outstanding	286,226,431	88,182,285	188,548,492	88,953,297
Fully-diluted weighted average shares outstanding	286,226,431	116,348,952	188,548,492	117,119,964

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net loss	$(300,915)	$(21,696,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,098	19,758
Impairment of intangible assets	1,935,621	–
(Gain)/loss on adjustments to fair value of derivative liability	(8,980,077)	15,867,998
Gain on extinguishment of derivative liability	(1,409,530)	–
Warrants, options and stock	3,607,283	434,153
Fair value of common stock exchanged for warrants	3,069,792	–
Note issued for services	50,000	–
Stock issued for services	–	170,000
Increase / (decrease) in:
Prepaid expenses and deposits	(49,349)	100,835
Accounts payable	151,403	263,924
Deferred salary	242,547	813,039
Accrued interest	(42,261)	52,118
Accrued preferred dividends	47,250	245,673
Rent liability for facilities no longer occupied	–	452,041
Other accrued expenses and liabilities	810,144	1,023,543
Net cash used in operating activities	(850,994)	(2,253,514)

Cash flows from financing activities:
Proceeds on notes payable	200,000	2,197,999
Proceeds from issuance of common stock	417,500	–
Net cash provided by financing activities	617,500	2,197,999

Decrease in cash and equivalents	(233,494)	(55,515)

Cash and equivalents, beginning of period	312,093	98,449

Cash and equivalents, end of period	$78,599	$42,934

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Stratus has no events currently scheduled, has suspended development of its past businesses and is investigating potential acquisitions.

2.     Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations. The Company had a net loss for six months ended June 30, 2013 and 2012 of $300,915 and $21,696,596, respectively. As of June 30, 2013, the Company had negative working capital of $8,601,530 and an accumulated deficit of $56,438,535. Unless additional financing is obtained, the Company may not be able to continue as a going concern.  In the six months ended June 30, 2013, the Company raised $200,000 through the issuance of a promissory note and $417,500 through the sale of common stock. During 2012, the Company raised $870,000 through issuance of preferred stock, $143,829 through the issuance of common stock and received $3,483,103 through issuance of promissory notes. The Company is seeking additional capital in connection with potential acquisitions.  However, due to the current economic environment and the Company’s current financial condition, we cannot assure current and future stockholders there will be adequate capital available when needed and on acceptable terms.

The financial statements were prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern.

3.     Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The balance sheet at June 30, 2013 and December 31, 2012 and the income statement for the three months and six months ended June 30, 2013 and 2012 consolidate the accounts of PEI reflecting the acquisition (see Note 16). All significant intercompany balances were eliminated in consolidation.

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

For purposes of calculating EPS, the number of common shares did not include 28,166,667 shares of common stock issuable upon conversion by the holders of Series E Preferred on June 30, 2012. These conversion shares were not included in the EPS calculation because they were antidilutive given the losses by the Company for the three and six months ending June 30, 2012. As of June 30, 2013 the Series E Preferred had been extinguished and the basic and fully-diluted shares were the same.

Noncontrolling Interest

The Company follows Accounting Standards Codification (“ASC”) Topic 810 “Consolidation,” which governs the accounting for and reporting of Non-Controlling Interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The net income (loss) attributed to the NCI is separately designated in the accompanying statements of operations and other comprehensive income (loss). Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to attribute its share of losses even if that attribution results in a deficit NCI balance.

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

These Series E contained “full ratchet-down” liquidity protection, which provided that if the Company issues securities for less than the existing conversion price for the Series E Preferred Stock or the strike price of the Series E warrants, then the conversion price for Series E Preferred Stock will be lowered to that lower price. Also, the strike price for Series E warrants would be decreased to that lower price and the number of Series E warrants would be increased such that the product of the original strike price times the original quantity equals the lower strike price times the higher quantity.

Subsequent to the issuance of this Series E, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in ASC Topic 815 “Derivatives and Hedging,” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated Fair Value (“FV”) on the date of issuance and were subsequently adjusted each quarter to reflect the estimated FV at the end of each period, with any decrease or increase in the estimated FV of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the Statement of Operations as a separate line item.

The FV of these derivative liabilities was calculated using the Black Scholes pricing model that was based on the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These FV results were extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock. Accordingly, the FV of these derivative liabilities was subject to significant changes.

The Series E and related warrants were extinguished in May 2013 when the Series E and related warrants were exchanged for common stock.

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

Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, receivables, accounts payable and accrued liabilities.  The carrying amounts of financial instruments approximate FV due to their short maturities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 5 years
Furniture and fixtures	5 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements

Goodwill and Intangible Assets

Intangible assets consisted of goodwill related to ProElite that we acquired in June 2011. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC Topic 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

A portion of the consideration used to purchase ProElite was allocated to specific assets, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill. Goodwill related to the acquisition of ProElite was $0 and $1,935,621 as of June 30, 2013 and December 31, 2012, respectively.

The Company reviewed the value of intangible assets and related goodwill as part of its annual reporting process, which occurred in February or March of each year. In between valuations, the Company conducted additional tests if circumstances warrant such testing. The Company decided to suspend its ProElite business as of June 30, 2013 and the goodwill was considered to be fully impaired at that point.

To review the value of intangible assets and related goodwill as of December 31, 2012, the Company followed ASC Topic 350 “Intangibles-Goodwill and Other” and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred. If this examination suggested it was more likely that an impairment had occurred, the Company then compares discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet. The objective is to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and the Company is a willing seller not under compulsion to sell.

The events were forecasted based on the assumption they are standalone entities and adjusted for historical performance and the facts and circumstances surrounding the event and the macroeconomic conditions that affect the event.

These forecasts were discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk to small companies in general, for factors specific to the Company and the business for a total discount rate of 35%.  Terminal values were determined by taking cash flows in year five of the forecast, then applying an annual growth of 4% and discounting that stream of cash flows by the discount rate used for that section of the business.

As of December 31, 2012, the Company determined that the FV of its ProElite MMA business for accounting purposes was $2,400,000, which was 124% of the goodwill on the balance sheet as of December 31, 2012. We performed a goodwill impairment test annually or whenever a change has occurred that would more likely than not reduce the FV of an intangible asset below its carrying amount. We engaged an outside service provider, which computed the estimated FV of our intangible assets at December 31, 2012, using several valuation techniques, including discounted cash flow analysis. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and card operations. We then compared the estimated FV of the reporting unit to the carrying value of the reporting unit.

Income Taxes

The Company utilizes ASC Topic 740 “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2012, the Company had a deferred tax asset of $19,230,179, that was fully reserved and a net operating loss carryforward of $43,181,944 for Federal purposes and $40,714,060 for state tax purposes. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released. As of June 30, 2013, the Company had a net operating loss carryforward of approximately $45,000,000 for Federal purposes and $43,000,000 for state tax purposes.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASC 2012-02 “Intangibles-Goodwill and Other (Topic 350)” Testing Indefinite-Lived Intangible Assets for Impairment. The ASC provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASC is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our financial statements.

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

In January 2013, the Company signed a term sheet (“Term Sheet”) with an outside financial firm (“Financial Firm”) to have that firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”) in exchange for common stock. The Financial Firm entered into agreements in July 2013 with such Creditors to acquire approximately $1.9 million of liabilities and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for this amount. Based on conditions agreed to in the Term Sheet, the Company will settle that judgment by issuing common stock to the Financial Firm. Upon award of the judgment, this common stock will be tradable without restrictions, will be issued in tranches such that the Financial Firm will not own more than 9.99% of outstanding shares at any time and will be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the stock is three times the $1.9 million owed to the Creditors (“Settlement Period”). The Financial Firm will sell the shares to generate proceeds to pay the Creditors. At the current bid price of $0.15, the Financial Firm would receive approximately 15,600,000 shares of common stock for this settlement. If the bid price drops during the Settlement Period, the Company is obligated to issue additional shares to ensure the Financial Firm has sufficient stock to cover the $1.9 million owed to Creditors. For example, if the current bid price fell during the Settlement Period to $0.10, the Company would issue approximately 7,800,000 additional shares to the Financial Firm. The selling activities of the Financial Firm could put downward pressure on the stock price. This obligation to issue additional shares if the stock price drops may result in a derivative liability that would need to be valued at the outset using the Black Scholes model and be adjusted quarterly using the Black Scholes model. Such a derivative liability could create significant variability in the Company’s financial results. Please see footnote 12 for additional information on derivative liabilities. The Financial Firm holds a promissory note for $50,000 that is convertible into common stock at $0.06 and matures on December 31, 2014. If this note is converted into common stock, the Company would issue approximately 833,000 shares of common stock.

In July 2013, the Company received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against the Company for $393,592 related to water damage incurred by a printing company on the ground floor of the Company’s former office space in Los Angeles. This damage is alleged to have occurred in connection with a water leak in the Company’s former office in February 2013. The Company intends to file a response to this complaint by the end of August 2013 that will include, but not be limited to, the culpability of the building’s management in this leak. The Company has a dispute with its insurance carrier at that time regarding coverage for this incident and the Company intends to push this dispute to ensure that it had proper insurance coverage at that time. The $300,000 accrued for this issue as of December 31, 2012 was increased to $393,592 in the Company’s financial statements as of June 30, 2013.

5.     Receivable From Former Chairman and Chief Executive Officer

Pursuant to an investigation directed by the Company’s Board of Directors (“Board”) in March 2012, it was determined that Paul Feller, the Company’s former chairman and Chief Executive Officer (“CEO”), received $640,000 in December 2010 in connection with a sale of the Company’s common stock he arranged with outside investors and he caused 2,540,000 shares of common stock to be issued directly by the Company while Mr. Feller kept the cash proceeds (the “European Transactions”). Accordingly, the Company recorded a gross receivable of $640,000 from Mr. Feller in connection with the European Transactions. Mr. Feller resigned from the Company on June 28, 2012. During 2012, it was determined that Mr. Feller kept in his possession a vintage automobile that the Company paid $38,100 for, increasing his receivable to $678,100.

As of December 31, 2012, this receivable of $678,100 was increased by $71,946, which is the value of 378,661 shares owed by Mr. Feller to the Company at the $0.19 closing price of common stock on December 31, 2012, along with $4,622 of personal expenses for Mr. Feller paid with Company funds. This receivable of $754,668 was presented net of the offset of $538,515 of the receivable related to stock issuance (see below), $30,540 of approved business expenses and $113,667 in deferred salary. As of June 30, 2013, this receivable was reduced by $13,254 to $58,693, which is the value of the 378,661 shares owed by Mr. Feller to the Company at the $0.155 closing price of the Company’s shares as of June 30, 2013.

These impacts are summarized as follows:

	June 30,	December 31,
	2013	2012
Gross receivable
Sale of Company common stock, net proceeds retained by Mr. Feller	$640,000	$640,000
Value of 378,661 shares of common stock owed by Mr. Feller to the Company, valued at December 31, 2012 price of $0.19 and at June 30, 2013 price of $0.155	58,693	71,946
Vintage automobile retained by Mr. Feller	38,100	38,100
Other	4,622	4,622
Total	741,415	754,668

Offsets to receivable
Deferred salary	(113,667)	(113,667)
Expense reports submitted and approved	(30,540)	(30,540)
Write off receivable based on stock offsets (see below)	(538,515)	(538,515)
Net receivable	$58,693	$71,946

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

This offset of the $538,515 receivable from Mr. Feller resulted from the decision by the Company to treat 2,161,339 shares of stock owed to Mr. Feller from 2008 and 2009 that were approved by the Board but never issued, as having been satisfied when he had the Company issue 2,540,000 million shares of stock in connection with the European Transactions.

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

As of June 30, 2013, the Company recorded an accrued expense of $250,000 pursuant to Mr. Feller’s consulting agreement that provides for $62,500 per quarter through June 30, 2014, subject to certain conditions, and has not recorded an allowance for doubtful accounts for this receivable given the accrued expense of a higher value. The Company has informed Mr. Feller that it reserves all rights with regards to this consulting agreement given the events that led to his resignation on June 28, 2012. In the event that the Company determines that Mr. Feller’s consulting agreement is not valid, the Company will reverse the accrual for $250,000 for his consulting agreement as of June 30, 2013 and will fully reserve the receivable from Mr. Feller.

6.     Property and Equipment, Net

Property and equipment were as follows:

	June 30,	December 31,
	2013	2012
Computers and peripherals	$97,660	$97,660
Office machines	49,370	49,370
Furniture and fixtures	73,905	73,905
	220,935	220,935
Less accumulated depreciation	(188,995)	(171,897)
Property and equipment, net	$31,940	$49,038

For the three months ended June 30, 2013 and 2012, depreciation expense was $7,946 and $9,878, respectively.  For the six months ended June 30, 2013 and 2012, depreciation expense was $17,098 and $19,758, respectively.

7.     Goodwill

Goodwill was $0 at June 30, 2013 and $1,935,621 at December 31, 2012.  In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” the Company’s goodwill and intangible assets were considered to have indefinite lives and were therefore not amortized, but rather were subject to annual impairment tests. The Company’s annual impairment testing date was December 31, but the Company monitored the facts and circumstances for all intangible properties.  Given the Company’s decision as of June 30, 2013 to suspend development of its MMA business, the goodwill for ProElite was considered to be fully impaired.

8.     Deferred Salary

Capital constraints necessitated that the Company reduce staff since February 16, 2012 and the Company has not been able to pay employees on a regular basis, resulting in unpaid salaries of $1,395,480 and $1,152,933 as of June 30, 2013 and December 31, 2012, respectively.

9.    Other Accrued Expenses and Other Liabilities

Other accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
Payroll related	$489,493	$329,191
Estimated damage liability that may not be covered by insurance	393,592	300,000
Estimated settlement with vendor in Europe	400,000	300,000
Professional fees	120,000	160,773
Accrued board fees	612,449	349,948
Consultant fees	258,777	133,777
Other	24,492	109,819
	$2,298,803	$1,683,508

The estimated damage liability that may not be covered by insurance was increased to the amount of the legal complaint disclosed in footnote 4 that is related to this amount. The estimated settlement with vendor in Europe increased based on a negotiated settlement for $400,000. Consultant fees increased by the $125,000 accrued under the consulting contract for Paul Feller discussed in footnote 5.

10.     Payable to Officer and Former Officer

The amounts payable to an officer and a former officer pursuant to their employment agreements:

	June 30,	December 31,
	2013	2012
Officer pursuant to employment agreement	$156,358	$156,358
Promissory note to former officer	55,000	55,000
	$211,358	$211,358

In connection with the 2010 employment agreement for its then Senior Vice President and Chief Operating Officer, the Company owes this former officer $55,000, which is the remaining portion of a promissory note assumed by the Company in connection with this employment agreement. In connection with the 2010 employment agreement for the Company’s Chief Financial Officer, the Company owes this officer $156,358 for unpaid consulting fees prior to employment, expenses, salary increases and signing bonus.

11.     Notes Payable

Notes payable were as follows:

	June 30,	December 31,
	2013	2012
Notes payable from ProElite to various individuals dated October 20, 2011 with maturity of July 20, 2012, plus interest at 8%, convertible into common stock of ProElite at noteholder's election. Secured by the assets of ProElite. These notes are currently in default.	$1,083,000	$1,063,000

Note payable to a shareholder with original maturity of May 24, 2012, plus interest at 0.19%, that was secured by the assets of ProElite. This note was converted into common stock in May 2013.	–	1,000,000

Note payable from ProElite to one party dated October 19, 2012 with original maturity of October 19, 2013. Bears interest at 7% and was secured by the assets of ProElite. This note was converted into common stock in May 2013.	–	500,000

Note payable to the Company's outside law firm and represents the corporate and litigation fees due as of June 30, 2012. This note bears interest at 3% and was due December 31, 2012. This note is currently in default.	467,002	486,104

Notes payable to three holders dated May 11, 2012 with original maturity of the earlier of November 11, 2012 and was secured by the assets of the Company. This note was converted into common stock in May 2013.	–	350,000

Notes payable to 11 investors dated July 9, 2012 with maturity date on the earlier of a $2 million capital raise by the company, or February 6, 2013 and bears interest at 8%. This note is currently in default.	275,000	275,000

Notes payable to one holder dated April 4, 2012 with original maturity on October 4, 2012 that was changed to January 4, 2013. This note was converted into common stock in May 2013.	–	249,999

Notes payable to one holder dated March 5, 2013 with maturity on the earlier of September 5, 2013 or receipt by the Company of $200,000 in net proceeds from a private placement of Company securities. This note does not bear interest and is not secured.	200,000	–

Note payable to a financing firm dated April 3, 2013 with maturity on December 31, 2014. Unsecured and non-interest bearing. Convertible into common stock at $0.06 per share for a maximum of 833,333 shares.	50,000	–

Note payable to a shareholder dated January 14, 2005, with original maturity of May 14, 2005, plus interest at 10%. Unsecured. This note was written off in June 2013.	–	70,000

Note payable to a shareholder dated February 1, 2005 with original maturity of June 1, 2005, plus interest at 10%. Unsecured. This note was written off in June 2013.	–	10,000
	$2,075,002	$4,004,103

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

These Series E contained “full ratchet-down” liquidity protection that provided that if the Company issues securities for less than the existing conversion price for the Series E Preferred Stock or the strike price of the Series E warrants, then the conversion price for Series E Preferred Stock will be lowered to that lower price. Also, the strike price for Series E warrants were decreased to that lower price and the number of Series E warrants will be increased such that the product of the original strike price times the original quantity equaled the lower strike price times the higher quantity.

Subsequent to the issuance of this Series E, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in ASC Topic 815 and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated FV on the date of issuance and were subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated FV of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the Statement of Operations as a separate line item.

The FV of these derivative liabilities was calculated using the Black Scholes pricing model that was based on the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These FV results were extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock. Accordingly, the FV of these derivative liabilities were subject to significant changes.  On March 31, 2013, the FV of these derivative liabilities was $10,626,457. As of May 6, 2013, the Series E and related warrants were converted into common stock and extinguished. The Company valued the derivative liability on this date as $1,409,530 and recorded a gain of $9,216,927 on the decrease in FV for the derivative security, then recorded a gain of $1,409,530 on extinguishment of the derivative liability.

The following assumptions were used to calculate the Black Scholes values of this derivative liability as of March 31, 2013 and as of May 6, 2013. The fair value of the underlying common stock was based on the sale of 13,916,665 shares of common stock at $0.03 by the Company during the three months ended June 30, 2013.

Estimated fair value of underlying common stock	$0.03
Remaining life in years	3.05 - 3.15
Risk-free interest rate	0.35% - 0.38%
Expected volatility	141% - 142%
Dividend yield	–

13.     Shareholder’s Equity

Common Stock

During the three months ended June 30, 2013, the Company issued a total of 309,759,442 shares of Common Stock, resulting in an increase in outstanding shares from 90,473,475 shares as of March 31, 2013 to 400,232,917 shares as of June 30, 2013:

Number of
Shares
Outstanding shares as of March 31, 2013	90,473,475
Exchange of Series E Preferred for common stock	157,499,999
Exchange of Series E Preferred warrants for common stock	102,326,388
Exchange of certain debts for common stock	34,999,984
Sales of common stock	13,916,665
Conversion of Series D Preferred into common stock	649,215
Other	367,191
Outstanding shares as of June 30, 2013	400,232,917

Series C 10% Preferred Stock

There were no shares of Series C 10% Preferred Stock outstanding as of June 30, 2013 or December 31, 2012.

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

As of June 30, 2013 and December 31, 2012, 0 and 18,999 shares of Series D were outstanding, respectively.  During the three months ended March 31, 2013, 10,666 shares of Series D were converted into a total of 764,636 shares of common stock: 639,960 shares for direct conversion of the Series D into common stock, 116,581 shares for dividends and 8,094 for the price protection feature. During the three months ended June 30, 2013, 8,333 shares of Series D were converted into a total of 649,215 shares of common stock: 499,980 shares for the direct conversion of the Series D into common stock, 136,216 shares for accrued dividends and 13,019 shares for the price protection feature.

Series E 5% Preferred Stock

As of June 30, 2013 and December 31, 2012, 0 and 9,450 shares of Series E were outstanding, respectively. On May 6, 2013 all shares of Series E were exchanged for 157,499,999 shares of common stock and were extinguished, thereby removing the “overhang” created by the terms of the Series E that provided for the conversion price into common stock to be reduced to the price of any subsequent financing done at a lower price.

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

In connection with the sale of the Series E, the Company also agreed to issue to the Investors (a) warrants (“A Warrants”) to purchase up to one additional share of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares, and (b) warrants (“B Warrants”) to purchase up to 0.50 additional shares of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares. The Warrants were exercisable for five years commencing on the date of first issuance. For the Original Series E, exercise price of the A Warrant was $0.65 per share and the B Warrant had an exercise price of $1.00 per share, subject in each case to full ratchet anti-dilution protection.

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

Stock Options

On March 27, 2013 the Board approved an option to the Company’s CEO to purchase 25,000,000 shares of common stock at $0.03 and an option to the Company’s Secretary to purchase 6,000,000 shares of common stock at $0.03. These options have a five-year life and vested in the three months ended June 30, 2013, resulting in Black Scholes option expense of $824,600 for this quarter. The Black Scholes expense for these March 27, 2013 options was calculated using the following assumptions. The fair value of the underlying common stock was based on the sale of 13,916,665 shares of common stock at $0.03 by the Company during the three months ended June 30, 2013.

Estimated fair value of underlying common stock	$0.03
Remaining life	5.0
Risk-free interest rate	0.35%
Expected volatility	141%
Dividend yield	–

During 2012, the Company cancelled 4,660,994 options for employees whose employment had been terminated and granted 2,300,000 options to Jerold Rubinstein, the Company’s new Chairman of the Board and CEO on June 28, 2012, pursuant to an employment contract, 450,000 options to a director and 300,000 options to an officer. These options have a strike price of $0.35 - $0.38, which were the closing prices of the Company’s common stock on the day of grant and a five-year life. Mr. Rubinstein’s options vest monthly over a 12-month period unless the employment contract is terminated for any reason, at which time the options vest in full. The director’s options vest ratably over a 36-month period, and the officer’s options vest one third at grant, one third after the first year and one third after the second year. The Black Scholes value of these options was $706,250 which is being amortized over the respective vesting periods.  The Black Scholes expense for these 2012 options was calculated using the following assumptions. The fair value of the underlying common stock was determined by closing price on the Bulletin Board stock exchange.

Estimated fair value of underlying common stock	$0.35 - $0.38
Remaining life	5.0
Risk-free interest rate	0.69% - 0.80%
Expected volatility	80% - 89%
Dividend yield	–

The following table sets forth the activity of our stock options to purchase common stock:’

	Options Outstanding				Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
		Range of	Remaining	Average		Remaining	Average
	Options	Exercise	Life in	Exercise	Options	Life in	Exercise
	Outstanding	Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2011	12,169,852	$0.14 - $1.50	3.2	$0.49	8,757,684	3.2	$0.40
Cancelled	(7,276,329)	-	–	-	(4,660,994)	–	-
Exercised	–	-	–	-	–	–	-
Granted	3,050,000	$0.35 - $0.38	4.5	$0.36	1,634,333	4.5	$0.36
As of December 31, 2012	7,943,523	$0.35 -$0.54	3.3	$0.46	5,731,023	2.9	$0.48
Cancelled	–	-	–	-	–	–	-
Exercised	–	-	–	-	–	–	-
Granted	31,000,000	0.03	4.7	0.03	31,000,000	4.7	0.03
As of June 30, 2013	38,943,523	$0.03 -$0.54	4.4	$0.12	36,731,023	4.4	$0.11

Warrants

On March 27, 2013 the Board approved warrants to three financial advisors to purchase 17,391,667 shares of common stock at $0.03. These warrants have a five-year life and vested during the three months ended June 30, 2013, resulting in Black Scholes warrant expense of $462,618 for this quarter. The Black Scholes expense for these March 27, 2013 warrants was calculated using the following assumptions. The fair value of the underlying common stock was based on the sale of 13,916,665 shares of common stock at $0.03 by the Company during the three months ended June 30, 2013.

Estimated fair value of underlying common stock	$0.03
Remaining life	5.0
Risk-free interest rate	0.35%
Expected volatility	141%
Dividend yield	–

In May 2013 Series E warrants, along with related warrants with similar terms, were exchanged for 102,326,388 shares of common stock and these warrants were extinguished, thereby removing the “overhang” created by the full-ratchet provisions of these warrants that would have increased the number of warrants outstanding and reduced the strike price of these warrants to the price of any subsequent financing done at a lower price. This exchange of common stock for the Series E warrants resulted in a fair value charge of $3,069,792 in the three and six months ended June 30, 2013. These 102,326,388 shares of common stock were valued at $0.03 per share, which was the price at which the Company sold 13,916,665 shares during three months ended June 30, 2013, resulting in the charge for $3,069,792.

During 2012, the Company issued warrants to purchase 5,000,000 shares of common stock at $0.30 in connection with the sale of 1,000 shares of Series E. The Original Series E were adjusted pursuant to the full ratchet anti-dilution protection when $249,999 of notes were issued on April 4, 2012 that contained a $0.30 conversion feature, so that the Original Series E now has an exercise price of $0.30 for the warrants. The New Series E was issued with an exercise price of $0.30 for the warrants. The Company also issued six five-year warrants to purchase 13,530,000 shares at $0.38 to $0.75 in connection with consulting and advisory contracts. The Black Scholes value of these warrants is $4,133,690, which is being recognized over the 12 months of the contracts.  The Black Scholes expense for these 2012 warrants was calculated using the following assumptions. The fair value of the underlying common stock was determined by closing price on the Bulletin Board stock exchange.

Estimated fair value of underlying common stock	$0.38 - $0.75
Remaining life	5.0
Risk-free interest rate	0.74% - 1.80%
Expected volatility	84% - 132%
Dividend yield	–

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
		Range of	Remaining	Average		Remaining	Average
	Warrants	Exercise	Life in	Exercise	Warrants	Life in	Exercise
	Outstanding	Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2011	59,530,245	$0.65 - $2.00	3.5	$2.00	59,530,245	3.5	$2.00
Exercised	–	-	–	-	–	–	-
Ratchet-down impact	56,991,667	$0.30	–	$0.30	56,991,667	–	$0.30
Granted	15,763,330	$0.30 - $0.75	4.6	$0.38	10,388,330	4.6	-
As of December 31, 2012	132,285,242	$0.30 - $2.00	3.5	$0.40	126,910,242	3.5	$0.38
Cancelled	(97,869,997)	$0.30	3.0	$0.30	(93,994,997)	3.0	$0.30
Exercised	–	-	–	-	–	–	-
Granted	17,391,667	$0.03	4.7	$0.03	17,391,667	4.7	$0.03
As of June 30, 2013	51,806,912	$0.03 - $2.00	3.8	$0.44	50,306,912	3.8	$0.44

14.     Commitments and Contingencies

Office space rental

On May 1, 2009, we entered into a lease for 1,800 square feet of office space in Santa Barbara, California for use as our executive offices. This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month. This property was vacated in August 2012 and the Company has recorded a liability of $139,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. The Company is in negotiations to settle the unpaid rent for a lower amount, but there can be no assurance of success in doing so.

On August 1, 2011, we entered into a lease for 7,000 square feet of office space in Los Angeles, California. The lease continues through November 30, 2014.  Initially, the lease had a fixed monthly rent of $19,326 and was subject to annual increases of 3%. The Company was not required to pay a fixed monthly rent for months two through five. Prior to this, the Company was leasing the same office space on a month-to-month basis. This property was vacated in April 2012 and the Company recorded a liability of $892,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. The Company is in negotiations to settle the unpaid rent for a lower amount, but there can be no assurance of success in doing so.

On November 1, 2011, we entered into a lease for 3,000 square feet of office space in Santa Barbara, California for use by our operating units.  This lease expires on October 31, 2014 with two additional three-year renewal terms available.  The initial rent plus common area charges were $7,157 per month. This property was vacated in June 2012 and the Company recorded a liability of $229,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. In January 2013, the landlord for this property has obtained a judgment against the Company for $74,486. The Company is in negotiations to settle the unpaid rent for a lower amount, but there can be no assurance of success in doing so.

From May 2012 to May 2013, the Company was in a month-to-month lease for office space for three people in Los Angeles, California. Rent for this facility was $2,300 per month.

Given reductions in staff, the Company is now operating with a “virtual office.” The Company believes this virtual office structure is adequate for our current needs and suitable additional or substitute space will be available as needed.

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of June 30, 2013 that are fixed and determinable by year starting with the year ending December 31, 2013.

					Beyond
	Total	2013	2014	2015	2015
Notes payable	$2,075,002	$2,075,002	$–	$–	$–
Deferred Salary	1,395,480	1,395,480	–	–	–
Rent obligations	1,260,645	677,738	339,958	242,949	–
Accrued board fees	612,449	612,449	–	–	–
Consulting agreement	375,000	250,000	125,000	–	–
Employee contracts: other	246,299	246,299	–	–	–
Accrued interest	170,999	170,999	–	–	–
Total	$6,135,874	$5,427,967	$464,958	$242,949	$–

Employment Agreements

Effective June 28, 2012, Jerold Rubinstein was elected by the Board as Chairman of the Board, CEO and a director of the Company’s subsidiaries. The Board of Directors of PEI also elected him as Chairman of the Board and CEO of PEI. Under the terms of an employment agreement dated June 28, 2012, Mr. Rubinstein will receive an annual salary of $250,000 per year. Mr. Rubinstein continues to serve on the Board and receive $50,000 annually for such services, along with $100,000 annually as Chairman of the Board. The term of this agreement is six months with an automatic six month extension unless the Company provides written notice of non-renewal 30 days prior to the end of the initial six-month term. This executive was granted options to purchase 2,300,000 shares of the Company’s common stock at $0.35 per share, which was the closing price of the Company’s common stock on the day of option grant. These options vest monthly over a 12-month period. In the event the Company does not renew the second six month period, the executive resigns or the Company terminates the executive’s employment without cause, all options will immediately vest and the executive will receive all unpaid salary for the full 12 month period. In March 2013, Mr. Rubinstein received an option grant to purchase 25,000,000 shares at $0.03 with a five-year life and vesting occurring in the three months ended June 30, 2013. Mr. Rubinstein’s contract expired on June 28, 2013 and he is currently working without a contract. As of June 30, 2013, Mr. Rubinstein is owed unpaid salary of $80,625 and unpaid board fees of $137,500.

On August 8, 2011, the Company entered into any employment contract with Timothy Boris as the Company’s General Counsel and Vice President of Legal Affairs at an annual salary of $180,000. In December 2011 received options to purchase 300,000 shares of common stock at $0.54 that had 100,000 shares vested upon grant, 100,000 shares vested at the end of year one and 100,000 shares vest at the end of year two. This contract expired on August 8, 2012 and was renewed under the same terms until August 8, 2013. In August 2012 Mr. Boris received options to purchase 300,000 shares of common stock at $0.38 that had 100,000 shares vest upon grant, 100,000 shares vest at the end of year one and 100,000 shares vest at the end of year two. Both of these option grants have a five-year life. In March 2013, Mr. Boris received an option grant to purchase 6,000,000 shares at $0.03 with a five-year life and vesting occurring in the three months ended June 30, 2013. Mr. Boris’s contract expired on August 8, 2013 and he is currently working without a contract. As of June 30, 2013, Mr. Boris is owed unpaid salary of $111,360.

On November 1, 2010, the Company entered into an employment agreement with John Moynahan, who provided accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007.   Under the agreement, Mr. Moynahan was to receive an annual salary of $220,000 for the first year of the contract, subject to an annual increase of the Consumer Price Index plus 2%, and will be eligible for a $50,000 bonus in the first year of this contract. Under this agreement, Mr. Moynahan received a grant of 300,000 shares and a five-year stock option grant to purchase 1,560,000 shares of common stock at $2.00 per share, with 1,040,000 shares that vested upon the signing of the agreement and 520,000 shares that vested on September 1, 2011.  The strike price on these options was adjusted to $0.54 in December 2011 by the Board. After a review of this contract during 2012, the Company determined that the non-salary amounts due to Mr. Moynahan were $156,358 as of December 31, 2012.  Mr. Moynahan’s contract expired on August 1, 2012 and he is currently working without a contract. As of June 30, 2013, Mr. Moynahan is owed the $156,358 under his employment contract and $116,647 in unpaid salary.

On February 22, 2010, the Company entered into an employment contract with William Kelly, the Company’s former Senior Vice President and Chief Operating Officer of ProElite, and the Chief Operating Officer of the Company whose employment was terminated in March 2013. In connection with Mr. Kelly’s employment, the Company assumed a promissory note of $231,525 formerly owed to Mr. Kelly by ProElite, Inc. and agreed to pay the promissory note with $121,525 payable to Mr. Kelly upon the closing of the acquisition of ProElite by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition. In 2011, $176,525 of these amounts were paid to Mr. Kelly. As of June 30, 2013, Mr. Kelly was owed $55,000 under this contract.

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

15.     Segment Information

In 2012 and through June 30, 2013, ProElite, Stratus White and other events were considered operating segments pursuant to ASC Topic 280 “Segment Reporting” since each was budgeted separately and tracked separately to provide the chief operating decision maker information to assess and manage ProElite, Stratus White and other events.

The characteristics of the Stratus Reward program and ProElite were different than the other events, so that operating segment was considered a reporting segment. The events share similar economic characteristics and were aggregated into a reporting segment pursuant to paragraph 17 of ASC Topic 280. All of the events provide entertainment and the logistics and production processes and methods for each event were similar: sponsorship sales, ticket and concession sales, security, stages, public address systems and the like. While the demographic characteristics of the audience could vary by event, all events catered to consumer entertainment. Subsequent to December 31, 2012, the Company decided to suspend all business activities other than ProElite and effective June 30, 2013, the Company decided to suspend its ProElite business.

A summary of results by segments was as follows:

	As of/for the Six Months Ended June 30, 2013					As of/for the Six Months Ended June 30, 2012
	Stratus		Other			Stratus		Other
	Rewards	ProElite	Events	Other	Total	Rewards	ProElite	Events	Other	Total
Revenues	$–	$72	$–	$–	$72	$–	$231	$–	$–	$231
Cost of sales	–	–	–	–	–	–	235	–	–	235
Gross margin	–	72	–	–	72	–	(4)	–	–	(4)
Deprec. & Amort	–	–	–	17	17	–	–	–	20	20
Segment profit	–	72	–	(17)	55	–	(4)	–	(20)	(24)
Operating expenses	85	129	–	10,259	10,473	175	578	–	4,018	4,771
Other expenses	–	8	–	107	115	–	38	–	775	813
Impact of derivative securities	–	–	–	(10,390)	(10,390)	–	–	–	15,868	15,868
Net loss	(85)	(65)	–	7	(143)	(175)	(620)	–	(20,681)	(21,476)
Net loss attributable to non-controlling interests				14	14				25	25
Preferred dividends				172	172				246	246
Net loss attributable to common shareholders	$(85)	$(65)	$–	$(151)	$(301)	$(175)	$(620)	$–	$(20,902)	$(21,697)

Assets	$–	$26	$–	$172	$197	$1,073	$1,924	$–	$712	$3,709
Liabilities	$122	$1,517	$–	$7,128	$8,767	$200	$2,085	$–	$29,472	$31,757

16.     ProElite, Inc.

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

The Company has consolidated the balance sheet of PEI as of June 30, 2013 and December 31, 2012. The results of operations of PEI for three and six months ending June 30, 2013 and 2012 have been consolidated into the Company’s results of operations.

17.      Restatement of Financial Statements

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

These Series E contained “full ratchet-down” liquidity protection that provides that if the Company issues securities for less than the existing conversion price for the Series E Preferred Stock or the strike price of the Series E warrants, then the conversion price for Series E Preferred Stock will be lowered to that lower price. Also, the strike price for Series E warrants will be decreased to that lower price and the number of Series E warrants will be increased such that the product of the original strike price times the original quantity equals the lower strike price times the higher quantity.

In preparing the financial statements for 2012, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in ASC Topic 815 “Derivatives and Hedging” and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated FV on the date of issuance and were subsequently adjusted each quarter to reflect the estimated FV at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E issuances, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the Statement of Operations.

As the result of this determination, the Company had incorrectly accounted for the derivative liabilities embedded in the Series E and related warrants. The consolidated balance sheet as of June 30, 2012 and the related consolidated statements of operations for the three months then ended were restated to reflect the correct treatment.

The flowing table presents the effect of the restatement adjustment on the accompanying consolidated statement of operations for the three months ended June 30, 2012:

	Three Months Ended June 30, 2012
Consolidated Statement of Operations	As Previously	Net
for Three Months Ended June 30, 2012	Reported	Restated	Adjustment
Loss from operations	$(2,442,673)	$(2,442,673)	$–
Other (income)/expenses
Fair value of derivative liabilities in excess of proceeds	–	–	–
Adjustments to fair value of derivative securities	–	17,915,403	17,915,403
Other (income)/expenses	760,696	760,696	–
Interest expense	171,217	49,712	(121,505)
Total other (income)/expenses	931,913	18,725,811	17,793,898
Net loss	(3,374,586)	(21,168,484)	(17,793,898)
Net loss attributed to non-controlling interests	–	16,196	16,196
Preferred dividends	–	121,505	121,505
Net loss attributable to common shareholders	$(3,374,586)	$(21,273,793)	$(17,899,207)

Basic and diluted loss attributable to common shareholders per share	$(0.04)	$(0.24)	$(0.20)
Basic weighted average shares outstanding	88,182,285	88,182,285	–
Fully-diluted weighted average shares outstanding	88,182,285	116,348,952	28,166,667

The flowing table presents the effect of the restatement adjustment on the accompanying consolidated statement of operations for the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
Consolidated Statement of Operations	As Previously	Net
for Six Months Ended June 30, 2012	Reported	Restated	Adjustment
Loss from operations	$(4,794,841)	$(4,794,841)	$–
Other (income)/expenses
Fair value of derivative liabilities in excess of proceeds	–	–	–
Adjustments to fair value of derivative securities	–	15,867,998	15,867,998
Other (income)/expenses	760,696	760,696	–
Interest expense	297,791	52,118	(245,673)
Total other (income)/expenses	1,058,487	16,680,812	15,622,325
Net loss	(5,853,328)	(21,475,653)	(15,622,325)
Net loss attributed to non-controlling interests	–	24,730	24,730
Preferred dividends	–	245,673	245,673
Net loss attributable to common shareholders	$(5,853,328)	$(21,696,596)	$(15,843,268)

Basic and diluted loss attributable to common shareholders per share	$(0.07)	$(0.24)	$(0.17)
Basic weighted average shares outstanding	88,953,297	88,953,297	–
Fully-diluted weighted average shares outstanding	88,953,297	117,119,964	28,166,667

The FV of these derivative liabilities was calculated using the Black Scholes pricing model that is based on the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock.

18.     Subsequent Events

In July 2013, the Company entered into an agreement with Maxim Group LLC to provide general financial advisory and investment banking services to the Company for three years on a non-exclusive basis. Under this agreement, Maxim received stock equal to 4.99% of the outstanding common stock of the Company as of that date, or 21,025,000 shares of common stock.

In August 2013, the Audit Committee of the Board of Directors ratified the full impairment of goodwill as discussed in footnote 7.

Following a majority vote of shareholders to approve, the mailing of an information statement to shareholders of record as of June 30, 2013 and the appropriate waiting period after such mailing, the authorized number of shares was increased from 500,000,000 to 1,000,000,000 in August 2013.

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

Current Status

Stratus has no events currently scheduled, has suspended development of its past businesses, including PEI, and is investigating potential acquisitions.

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

OPERATIONS

Overview

The Company suspended development of businesses other than ProElite as of December 31, 2012 and suspended development of its ProElite MMA business effective June 30, 2013. Given sufficient capital, the Company intends to investigate potential acquisitions.

Description of Our Revenues, Costs and Expenses

Revenues

Our past revenues included event revenues from ticket sales, sponsorships, television licensing, concessions and merchandise, which are recorded when the event occurs.

Gross Profit/(Loss)

Our gross profit represents revenues less the cost of sales. Our event cost of sales consisted of the costs of renting the venue, structures at the venue, concessions, temporary personnel hired for the event, and travel.

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

Interest Expense

Our interest expense results from accruing interest on loans and notes payable.

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

For purposes of calculating earnings per share, the number of common shares did not include 28,166,667 shares of common stock issuable upon conversion by the holders of Series E Preferred on June 30, 2012. These conversion shares were not included in the earnings per share calculation because they were antidilutive given the losses by the Company for the three and six months ended June 30, 2012. In May 2013, all outstanding Series E were exchanged for common stock and extinguished.

Critical Accounting Policies

Goodwill

Intangible assets consist of goodwill related to ProElite that we acquired in June 2011. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We applied ASC 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. A portion of the consideration used to purchase ProElite was allocated to specific assets, with the difference between the specific assets and the total consideration paid for the program being allocated to goodwill. Goodwill was $1,935,621 as of December 31, 2012. As of June 30, 2013, the Company decided to suspend development of its ProElite business and the related goodwill was considered fully impaired at that point.

The Company reviewed the value of intangible assets and related goodwill as part of its annual reporting process, which generally occured in February or March of each calendar year.  In between valuations, the Company conducted additional tests if circumstances warrant such testing.

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

Given the Company’s current financial status at December 31, 2012, the Company suspended development of its other businesses. Accordingly, the Company determined the total impairment charge of $1,423,884 as of December 31, 2012. The $53,000 of value assigned to Santa Barbara Concours was considered to be impaired in full and the Company reduced the carrying value to $0. The $100,000 value assigned to Core Tour was considered to be impaired in full and the Company reduced the carrying value to $0. The $1,073,345 of goodwill assigned to Stratus White was considered to be impaired in full and the Company reduced the Stratus White goodwill to $0. As of June 30, 2013, the Company decided to suspend development of its ProElite business and the related goodwill was considered fully impaired at that point.

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

These Series E contained “full ratchet-down” liquidity protection that provided that if the Company issues securities for less than the existing conversion price for the Series E Preferred Stock or the strike price of the Series E warrants, then the conversion price for Series E Preferred Stock will be lowered to that lower price. Also, the strike price for Series E warrants were decreased to that lower price and the number of Series E warrants were increased such that the product of the original strike price times the original quantity equaled the lower strike price times the higher quantity.

Subsequent to the issuance of this Series E, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in ASC Topic 815, “Derivatives and Hedging,” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated FV on the date of issuance and are subsequently adjusted each quarter to reflect the estimated FV at the end of each period, with any decrease or increase in the estimated FV of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the Statement of Operations as a separate line item.

The FV of these derivative liabilities was calculated using the Black Scholes pricing model that was based on the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. The derivative liability was extinguished in May 2013, when the Series E warrants were converted into common stock and extinguished.

Income Taxes

The Company utilizes ASC Topic 740 “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2012, the Company had a deferred tax asset of $19,230,179, that was fully reserved and a net operating loss carryforward of $43,181,944 for Federal purposes and $40,714,060 for state tax purposes. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is possible that the Company may release all or a portion of its valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released. As of June 30, 2013, the Company had a net operating loss carryforward of approximately $45,000,000 for Federal purposes and $43,000,000 for state tax purposes.

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

Results of Operations for the Three Months Ended June 30, 2013

Overview

Net income for the three months ended June 30, 2013 (“Current Period”) was $2,300,240.  Operating expenses of $8,225,960 were $2,400,497 less than a total gain of $10,626,457 related to a derivative liability: a gain of $9,216,927 from adjustments to this derivative liability and a gain of $1,409,530 from extinguishment of this derivative liability.  The net gain from these two items of $2,400,497 was reduced by $61,249 in interest expense and $47,250 in preferred dividends and increased by other income of $490 and net loss attributed to non-controlling interests of $7,752, resulting in the net income of $2,300,240.

Revenues

Revenues for the three months ended June 30, 2013 (“Current Period”) were $0, a decrease of $71,666 from $71,666 for the three months ended June 30, 2012 (“Prior Period”), which were licensing revenues from Strikeforce for one MMA event. The Company received its last licensing payment in January 2013. Strikeforce is not planning on any additional events and these license payments will not be a source of future revenue.

Gross Profit/(Loss)

The gross margin for the Current Period was $0, a decrease of $65,215, compared to gross margin of $65,215 for the Prior Period, which was related to licensing revenues from Strikeforce.

Operating Expenses

Operating expenses for the Current Period were $8,225,960, an increase of $5,718,072 from $2,507,888 in the Prior Period.  General and administrative expenses in the Current Period of $637,813 were reduced by $661,995, or 51%, from $1,299,808 in the Prior Period. This decrease is related to a reduction of $426,000 in payroll-related expenses in the Current Period from lower staffing levels, a reduction of $81,000 for rent and other cost reductions related to lower levels of staffing and office space.

With the Company’s decision to suspend development of its ProElite MMA business in June 2013, the related goodwill was considered to be fully-impaired and a charge of $1,935,621 was taken in the Current Period, with no impairment charges taken in the Prior Period.

Warrants, option and stock expense in the Current Period was $2,284,185, an increase of $2,090,268 from $193,917 in the Prior Period, primarily from $1,287,000 in Black Scholes expense for options and warrants that vested during the three months ended June 30, 2013 to purchase 48,391,667 shares, of which 31,000,000 shares were granted to two officers and 17,391,667 shares were granted to three financial advisors, along with $846,000 of amortized Black Scholes expense from warrants granted in August 2012 that was not present in the Prior Period.

Fair value of common stock issued for warrants was $3,069,792 in the Current Period with no expense in the Prior Period. In May 2013, the Company issued 102,326,388 shares of common stock in exchange for Series E Warrants that had a full-ratchet down provision and were extinguished. These shares of common stock were valued at $0.03 per share, which was the price at which the Company sold 13,916,665 shares during Current Period, resulting in the charge for $3,069,792.

Legal and professional services were $290,603 in the Current Period, a decrease of $713,682 from $1,004,285 in the Prior Period. This decrease is primarily related to reduced consulting expenses of $690,000.

Depreciation remained relatively constant with $7,496 in the Current Period compared with $9,878 in the Prior Period.

Adjustments to Fair Value of Derivative Liability

In October 2012, the Company issued 1,000 shares of Series E Preferred (“Series E”). In May 2011, the Company issued 8,700 shares of Series E. The warrants issued in conjunction with the Series E were determined to have an embedded derivative liability, which is revalued using Black Scholes models upon the earlier of events that affect the value of this liability or the end of every quarter. The difference between the value of this derivative liability at December 31, 2012 and May 6, 2013 resulted in a gain of $9,216,927 for the Current Period. The difference between the value of this derivative liability between December 31, 2011 and June 30, 2012 resulted in an expense of $17,915,403 for the Prior Period. These warrants were extinguished in May 2013.

Gain on Extinguishment of Derivative Liability

In May 2013, the warrants that gave rise to the derivative liability were exchanged for common stock and extinguished. Following the $9,216,927 decrease in the derivative liability mentioned above, the value of the derivative liability was $1,409,530 for the Current Period and a gain of this amount resulted when the liability was extinguished.

Other (Income)/Expense

Other (income)/expense for the Current Period was income of $490, compared to an expense of $760,696 for the Prior Period. The other expense in the Prior Period was related to approximately $452,000 of estimated rent liability for facilities no longer occupied by the Company and $300,000 of potential damage liability for water damage at one of the Company’s facilities that may not be covered by insurance.

Interest Expense

Interest expense was $61,249 in the Current Period, an increase of $11,537 from $49,712 in the Prior Period.

Net Loss Attributed to Non-Controlling Interests

The net loss attributed to non-controlling interests declined from $16,196 in the Prior Period compared with $7,752 in the Current Period.

Dividends on Preferred Stock

Dividends in the Current Period of $47,250 decreased from $121,505 in the Prior Period, primarily from the extinguishment of 9,450 shares of Series E in May 2013.

Results of Operations for the Six Months Ended June 30, 2013

Overview

Net loss for the six months ended June 30, 2013 (“Current Period”) was $300,915.  Operating expenses of $10,490,464 were $100,857 more than a total gain of $10,389,607 related to a derivative liability: a gain of $8,980,077 from adjustments to this derivative liabilty and a gain of $1,409,530 from extinguishment of this derivative liability.  The net loss from these two items of $100,857 was increased by $117,585 in interest expense and $171,625 in preferred dividends and reduced by gross profit of $71,667, other income of $3,054 and net loss attributed to non-controlling interests of $14,431, resulting in the net loss of $300,915.

Revenues

Revenues for the six months ended June 30, 2013 (“Current Period”) were $71,667, a decrease of $159,541 from $231,208 for the six months ended June 30, 2012 (“Prior Period”). Current Period revenues consisted of licensing revenues from Strikeforce for one MMA event. Revenues for the Prior Period were derived from licensing revenues from Strikeforce and one MMA event conducted by the Company. The Company received its last licensing payment from Strikeforce in January 2013. Strikeforce is not planning on any additional events and these license payments will not be a source of future revenue.

Gross Profit/(Loss)

The gross profit for the Current Period was $71,667, an increase of $75,412, compared to gross loss of $3,745 for the Prior Period. The licensing fee received in the Current Period did not have any associated cost of revenue and the Prior Period included cost of revenues of $234,953 for the MMA event conducted by the Company.

Operating Expenses

Operating expenses for the Current Period were $10,490,464, an increase of $5,699,368 from $4,791,096 in the Prior Period.  General and administrative expenses in the Current Period of $1,426,964 were reduced by $1,335,531, or 48%, from $2,762,495 in the Prior Period. This decrease is related to a reduction of $735,000 in payroll-related expenses in the Current Period from lower staffing levels, a reduction of $163,000 for rent and other reductions related to lower levels of staffing and office space.

With the Company’s decision to suspend development of its ProElite MMA business in June 2013, the related goodwill was considered to be fully-impaired and a charge of $1,935,621 was taken in the Current Period, with no impairment charges taken in the Prior Period.

Warrants, option and stock expense in the Current Period was $3,607,283, an increase of $3,173,130 from $434,153 in the Prior Period, primarily from $1,287,000 in Black Scholes expense for options and warrants that vested during the three months ended June 30, 2013 to purchase 48,391,667 shares, of which 31,000,000 shares were granted to two officers and 17,391,667 shares were granted to three financial advisors, along with $1,686,000 of amortized Black Scholes expense from warrants granted in August 2012 that was not present in the Prior Period.

Fair value of common stock issued for warrants was $3,069,792 in the Current Period with no expense in the Prior Period. In May 2013, the Company issued 102,326,388 shares of common stock in exchange for Series E Warrants that had a full-ratchet down provision and were extinguished. These shares of common stock were valued at $0.03 per share, which was the price at which the Company sold 13,916,665 shares from April 2013 to June 2013, resulting in the charge for $3,069,792.

Legal and professional services were $433,706 in the Current Period, a decrease of $1,140,984 from $1,574,690 in the Prior Period. This decrease is primarily related to reduced consulting expenses of $1,165,000.

Depreciation remained relatively constant with $17,098 in the Current Period compared with $19,758 in the Prior Period.

Adjustments to Fair Value of Derivative Liability

In October 2012, the Company issued $1,000,000 of Series E Preferred (“Series E”). In May 2011, the Company issued $8,700,000 of Series E. The warrants issued in conjunction with the Series E were determined to have an embedded derivative liability, which is revalued using Black Scholes models upon the earlier of events that affect the value of this liability or the end of every quarter.

The total gain on adjustments to FV of derivative liability for the Current Period was $8,980,077, which is the sum of the increase between the value of this derivative liability at December 31, 2012 and March 31, 2013 of $236,850 plus the decrease in the value of this derivative liability between March 31, 2013 and May 6, 2013 of $9,216,927. The difference between the value of this derivative liability between December 31, 2011 and June 30, 2012 resulted in an expense of $15,867,998 for the Prior Period. These warrants were extinguished in May 2013.

Gain on Extinguishment of Derivative Liability

In May 2013, the warrants that gave rise to the derivative liability were exchanged for common stock and extinguished. Following the $8,980,077 decrease in the derivative liability mentioned above, the value of the derivative liability was $1,409,530 and a gain of this amount resulted in the Current Period when the liability was extinguished.

Other (Income)/Expense

Other (income)/expense for the Current Period was a gain of $3,054, compared to an expense of $760,696 for the Prior Period. The expense in the Prior Period was related to $452,000 of estimated rent liability for facilities no longer occupied by the Company and $300,000 of potential damage liability for water damage at one of the Company’s facilities that may not be covered by insurance.

Interest Expense

Interest expense was $117,585 in the Current Period, an increase of $65,467 from $52,118 in the Prior Period, primarily related higher average levels of interest-bearing debt in the Current Period.

Net Loss Attributed to Non-Controlling Interests

The net loss attributed to non-controlling interests declined from $24,730 in the Prior Period to $14,431 in the Current Period.

Dividends on Preferred Stock

Dividends in the Current Period of $171,625 decreased from $245,673 in the Prior Period, primarily from the extinguishment of 9,450 shares of Series E in May 2013.

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

During the Current Period, we issued a promissory note to a lender for a net of $200,000 and we issued promissory notes in the Prior Period for a net of $2,197,999. During the Current Period, we sold common stock for $417,500 and did not raise money from common stock sales in the Prior Period. In connection with possible future acquisitions, the Company is planning to raise $10 million or more. The proceeds raised will be used for operational expenses, settling existing liabilities, and potential acquisitions. Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all. If we cannot obtain such financing, we may not be able to continue as a going concern and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations. Even if we are successful in raising $10 million, we may require additional financing to implement our business plan.

As of June 30, 2013, our principal sources of liquidity consisted of accounts payable, accrued expenses and the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we will require working capital for sales and marketing costs to market our event properties. At June 30, 2013 we had $78,599 of cash on hand and negative working capital of $8,601,530. At December 31, 2012, we had $312,093 of cash on hand and we had negative working capital of $20,390,998.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2013 and 2012:

	2013	2012
Operating activities	$(850,994)	$(2,253,514)
Investing activities	–	–
Financing activities	617,500	2,197,999
Net change in cash	$(233,494)	$(55,515)

Operating Activities

Operating cash flows for the Current Period reflect our net loss of $300,915, offset by non-cash items totaling $1,709,813, primarily related to a $8,980,077 gain on adjustment to fair value of derivative liabilities, a $1,409,530 gain on extinguishment of derivative liability offset by a $3,607,283 expense for warrant, stock and option expenses, a $3,069,792 charge for fair value of common stock exchanged for warrants and a $1,935,621 expense for impairment of assets. Cash was further adjusted by a source of funds from working capital of $1,159,734, primarily related to $836,650 provided by other accrued expenses and liabilities and $242,547 in deferred salaries.

Operating cash flows for the Prior Period reflect the net loss of $21,696,596, offset by non-cash items totaling $16,491,909, primarily related to loss of $15,867,998 on adjustment to FV of derivative liabilities. Cash was further adjusted by a source of funds from working capital of $2,951,173, primarily from $951,876 provided from other accrued expenses and liabilities, $813,039 in deferred salary, $452,041 for rent liability for facilities no longer occupied and $263,924 from accounts payable.

Investing Activities

Capital constraints resulted in no cash used in investing activities during the Current Period or the Prior Period.

Financing Activities

We issued a note payable in the Current Period for $200,000 and sold common stock for $417,500. In the Prior Period we issued notes payable for $2,197,999.

In January 2013, the Company signed a term sheet (“Term Sheet”) with an outside financial firm (“Financial Firm”) to have that firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”) in exchange for common stock. The Financial Firm entered into agreements in July 2013 with such Creditors to acquire approximately $1.9 million of liabilities and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for this amount. Based on conditions agreed to in the Term Sheet, the Company will settle that judgment by issuing common stock to the Financial Firm.

Upon award of the judgment, this common stock will be tradable without restrictions, will be issued in tranches such that the Financial Firm will not own more than 9.99% of outstanding shares at any time and will be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the stock is three times the $1.9 million owed to the Creditors (“Settlement Period”). The Financial Firm will sell the shares to generate proceeds to pay the Creditors. At the current bid price of $0.15, the Financial Firm would receive approximately 15,600,000 shares of common stock for this settlement. If the bid price drops during the Settlement Period, the Company is obligated to issue additional shares to ensure the Financial Firm has sufficient stock to cover the $1.9 million owed to Creditors. For example, if the current bid price fell during the Settlement Period to $0.10, the Company would issue approximately 7,800,000 additional shares to the Financial Firm. The selling activities of the Financial Firm could put downward pressure on the stock price. This obligation to issue additional shares if the stock price drops may result in a derivative liability that would need to be valued at the outset using the Black Scholes model and be adjusted quarterly using the Black Scholes model. Such a derivative liability could create significant variability in the Company’s financial results. Please see footnote 12 for additional information on derivative liabilities. The Financial Firm holds a promissory note for $50,000 that is convertible into common stock at $0.06. If this note is converted into common stock, the Company would issue approximately 833,000 shares of common stock.

Summary of Contractual Obligations

Set forth below is information concerning our known contractual obligations as of June 30, 2013 that are fixed and determinable by year starting with the year ending December 31, 2013.

					Beyond
	Total	2013	2014	2015	2015
Notes payable	$2,075,002	$2,075,002	$–	$–	$–
Deferred Salary	1,395,480	1,395,480	–	–	–
Rent obligations	1,260,645	677,738	339,958	242,949	–
Accrued board fees	612,449	612,449	–	–	–
Consulting agreement	375,000	250,000	125,000	–	–
Employee contracts: other	246,299	246,299	–	–	–
Accrued interest	170,999	170,999	–	–	–
Total	$6,135,874	$5,427,967	$464,958	$242,949	$–

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

In January 2013, the Company signed a term sheet (“Term Sheet”) with an outside financial firm (“Financial Firm”) to have that firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”) in exchange for common stock. The Financial Firm entered into agreements in July 2013 with such Creditors to acquire approximately $1.9 million of liabilities and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for this amount. Based on conditions agreed to in the Term Sheet, the Company will settle that judgment by issuing common stock to the Financial Firm. Upon award of the judgment, this common stock will be tradable without restrictions, will be issued in tranches such that the Financial Firm will not own more than 9.99% of outstanding shares at any time and will be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the stock is three times the $1.9 million owed to the Creditors (“Settlement Period”). The Financial Firm will sell the shares to generate proceeds to pay the Creditors. At the current bid price of $0.15, the Financial Firm would receive approximately 15,600,000 shares of common stock for this settlement. If the bid price drops during the Settlement Period, the Company is obligated to issue additional shares to ensure the Financial Firm has sufficient stock to cover the $1.9 million owed to Creditors. For example, if the current bid price fell during the Settlement Period to $0.10, the Company would issue approximately 7,800,000 additional shares to the Financial Firm. The selling activities of the Financial Firm could put downward pressure on the stock price. This obligation to issue additional shares if the stock price drops may result in a derivative liability that would need to be valued at the outset using the Black Scholes model and be adjusted quarterly using the Black Scholes model. Such a derivative liability could create significant variability in the Company’s financial results. The Financial Firm holds a promissory note for $50,000 that is convertible into common stock at $0.06 and matures on December 31, 2014. If this note is converted into common stock, the Company would issue approximately 833,000 shares of common stock.

In July 2013, the Company received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against the Company for $393,592 related to water damage incurred by a printing company on the ground floor of the Company’s former office space in Los Angeles. This damage is alleged to have occurred in connection with a water leak in the Company’s former office in February 2013. The Company intends to file a response to this complaint by the end of August 2013 that will include, but not be limited to, the culpability of the building’s management in this leak. The Company has a dispute with its insurance carrier at that time regarding coverage for this incident and the Company intends to push this dispute to ensure that it had proper insurance coverage at that time. The $300,000 accrued for this issue as of December 31, 2012 was increased to $393,592 in the Company’s financial statements as of June 30, 2013.

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

STRATUS MEDIA GROUP, INC.

By:	/s/ Jerold Rubinstein
Jerold Rubinstein
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Principal Financial Officer

Date:	August 14, 2013

