Form 10-Q
period 2013-09-30
Stratus Media Group, Inc
filed 2013-11-19
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares of common stock outstanding at November 19, 2013 was 441,949,585 shares.

STRATUS MEDIA GROUP, INC.

FORM 10-Q

SEPTEMBER 30, 2013

INDEX

		Page

Part I – Financial Information

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

Part II – Other Information

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	38
Item 6.	Exhibits	38

Signatures
Certifications

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATUS MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash and equivalents	$255,596	$312,093
Receivable from former officer and director, net of offsets	53,013	71,946
Prepaid expenses and deposits	2,901,438	77,599
Total current assets	3,210,047	461,638

Property and equipment, net	24,461	49,038
Goodwill	–	1,935,621
Total assets	$3,234,508	$2,446,297

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,540,706	$1,203,382
Deferred salary	1,425,365	1,152,933
Accrued interest	207,593	213,260
Accrued preferred stock dividends	–	733,840
Other accrued expenses and liabilities	2,350,011	1,683,508
Payable to officer and former officer	211,358	211,358
Rent liability for facilities no longer occupied	1,260,644	1,260,645
Notes payable	2,575,002	4,004,103
Derivative liability	–	10,389,607
Total current liabilities	9,570,679	20,852,636

Commitments and contingencies

Shareholders' deficit
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 and 0 shares issued and outstanding	–	–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized, 0 and 18,999 shares issued and outstanding	–	19
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized; 0 and 9,450 shares issued and outstanding	–	9
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 420,966,252 and 89,083,677 shares issued and outstanding	420,966	89,084
Additional paid-in capital	53,256,628	38,240,853
Accumulated deficit	(59,966,621)	(56,717,225)
Total Stratus shareholders' deficit	(6,289,027)	(18,387,260)
Non-controlling interest deficit	(47,144)	(19,079)
Total shareholders' deficit	(6,336,171)	(18,406,339)
Total liabilities and shareholders' deficit	$3,234,508	$2,446,297

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)

Revenues	$–	$143,334	$71,667	$374,542
Cost of revenues	–	850	–	235,803
Gross profit	–	142,484	71,667	138,739

Operating expenses
General and administrative	339,597	1,055,527	1,766,561	3,818,022
Impairment of intangible assets	–	197,500	1,935,621	197,500
Warrants, options and stock	631,367	1,877,144	4,238,650	2,311,297
Fair value of common stock exchanged for warrants	–	–	3,069,792	–
Legal and professional services	576,709	428,708	1,010,415	2,003,398
Depreciation and amortization	7,479	9,855	24,577	29,613
Total operating expenses	1,555,152	3,568,734	12,045,616	8,359,830

Loss from operations	(1,555,152)	(3,426,250)	(11,973,949)	(8,221,091)

Other (income)/expenses
(Gain)/loss on adjustments to fair value of derivative liability	–	(2,022,790)	(8,980,077)	13,845,208
Gain on extinguishment of derivative liability	–	–	(1,409,530)	–
Other (income)/expenses	(51,444)	(133,770)	(54,498)	626,926
Interest expense	35,203	52,313	152,788	104,431
Total other (income)/expenses	(16,241)	(2,104,247)	(10,291,317)	14,576,565
Net loss	(1,538,911)	(1,322,003)	(1,682,632)	(22,797,656)

Net loss/(income) attributed to non-controlling interests	13,634	(84)	28,065	5,951

Net loss attributed to Stratus Media Group	(1,525,277)	(1,322,087)	(1,654,567)	(22,791,705)

Preferred dividends	–	119,744	171,625	365,417

Net loss attributable to Stratus Media Group common shareholders	$(1,525,277)	$(1,441,831)	$(1,826,192)	$(23,157,122)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.26)

Basic weighted average shares outstanding	414,401,939	89,748,496	264,660,276	89,220,298

Fully-diluted weighted average shares outstanding	414,401,939	117,915,163	264,660,276	117,386,965

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
		(Restated)

Cash flows from operating activities:
Net loss	$(1,682,632)	$(22,797,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,577	29,613
Impairment of intangible assets	1,935,621	197,500
(Gain)/loss on adjustments to fair value of derivative liability	(8,980,077)	13,845,208
Gain on extinguishment of derivative liability	(1,409,530)	–
Warrants, options and stock	4,238,650	1,363,054
Fair value of common stock exchanged for warrants	3,069,792	–
Amortization of stock issued for services	294,813	948,243
Note issued for services	50,000	–
Stock issued for services	262,813	221,000
Increase / (decrease) in:
Receivable from former officer and director	(18,933)	538,515
Prepaid expenses and deposits	–	(16,793)
Accounts payable	337,324	182,709
Deferred salary	272,432	1,225,441
Accrued interest	(5,667)	33,232
Rent liability for facilities no longer occupied	–	452,041
Other accrued expenses and liabilities	426,820	965,040
Net cash used in operating activities	(1,183,997)	(2,812,853)

Cash flows from financing activities:
Proceeds on notes payable	700,000	2,871,316
Proceeds from issuance of common stock	427,500	–
Net cash provided by financing activities	1,127,500	2,871,316

(Decrease)/Increase in cash and equivalents	(56,497)	58,463

Cash and equivalents, beginning of period	312,093	98,449

Cash and equivalents, end of period	$255,596	$156,912

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying Notes to Financial Statements.

STRATUS MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

In June 2011, the Company acquired shares of Series A Convertible Preferred Stock of ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organized and promoted mixed martial arts (“MMA”) matches. These holdings of Series A Convertible Preferred Stock provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.

Stratus has suspended development of its past businesses, including ProElite, and, contingent on sufficient capital, is seeking acquisitions. Effective September 30, 2013, Stratus entered into an Agreement and Plan of Merger with Canterbury Acquisition LLC, a wholly owned subsidiary of the Company, Hygeia Acquisition, Inc., a wholly-owned subsidiary of the Company, Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as Holder Representative, pursuant to which Stratus will acquire all of the capital stock of Canterbury and Hygeia (the “Mergers”) with Canterbury and Hygeia becoming wholly-owned subsidiaries of Stratus. The consideration for the Mergers will be the issuance by Stratus of an aggregate of 115,011,563 restricted shares of Stratus common stock to be issued to the stakeholders of Canterbury and Hygeia. Closing of the Mergers occurred on November 18, 2013 and is subject to rescission if Stratus has not raised $7.5 million or more in gross financing proceeds by January 15, 2014.

Canterbury and Hygeia (the “Canterbury Group”) are related companies engaged in the development of cosmeceuticals that revitalize hormonally-aged skin and hair in women over the age of 45. Cosmeceuticals are the latest addition to the health industry and are sometimes described as cosmetic products with “drug-like benefits.” Generally, cosmeceuticals are products sold over-the-counter, without the regulatory requirement of FDA approval. The Canterbury Group has an exclusive license with Yale University to develop and market 23 synthetic estrogenic ingredients for the treatment of aging skin and four classes of anti-androgenic ingredients for hair loss, excess facial hair, seborrhea and acne. The license from Yale covers 24 patent-protected compounds under U.S. Patent 7,015,211“Estradiol 15-α-Carboxylic Acid Esters as Locally Active Estrogens,” U.S. Patent 6,476,012“Estradiol 16-alpha Carboxylic Acid Esters as Locally Active Estrogens” and U.S. Patent 8,552,061 “Locally active "soft" antiandrogens” (“Yale License”).

.

Hygeia is a Delaware Corporation, based in Holden, Massachusetts was incorporated in November 2005 and was formerly known as Orcas Therapeutics, Inc. Canterbury is a Delaware Limited Liability Company that was formed in October 2011 and began operations in February 22, 2012. Initially, Canterbury was a wholly-owned subsidiary of Hygeia and shareholders of Hygeia currently own 94% of Canterbury.

2.     Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations. The Company had net losses for the nine months ended September 30, 2013 and 2012 of $1,826,192 and $23,157,122, respectively. As of September 30, 2013, the Company had negative working capital of $6,361,637 and an accumulated deficit of $59,966,621. The Company had a total of $1,825,002 of promissory notes that were in default as of September 30, 2013. Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the nine months ended September 30, 2013, the Company raised $700,000 through the issuance of two promissory notes and $427,500 through the sale of common stock. For the year ended December 31, 2012, the Company raised $870,000 through issuance of preferred stock, $143,829 through the issuance of common stock and received $3,483,103 through issuance of promissory notes. The Company is seeking additional capital in connection with current and potential acquisitions. However, due to the current economic environment and the Company’s current financial condition, there can be no assurance that adequate capital will be available when needed and on acceptable terms.

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

3.     Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The balance sheets at September 30, 2013 and December 31, 2012 and the income statements for the three months and nine months ended September 30, 2013 and 2012 consolidate the accounts of PEI reflecting the acquisition (see Note 16). All significant intercompany balances were eliminated in consolidation.

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

For purposes of calculating EPS, the number of common shares did not include 28,166,667 shares of common stock issuable upon conversion by the holders of Series E Preferred on September 30, 2012. These conversion shares were not included in the EPS calculation because they were antidilutive given the losses by the Company for the three and nine months ending September 30, 2012. As of June 30, 2013 the Series E Preferred had been extinguished and the basic and fully-diluted shares are the same from that point forward.

Non-controlling Interest

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

Goodwill and Intangible Assets

Intangible assets consisted of goodwill related to ProElite that we acquired in June 2011 but suspended development of this business in June 2013. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC Topic 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company reviewed the value of intangible assets and related goodwill as part of its annual reporting process, which occurs in February or March of each year. In between valuations, the Company conducted additional tests to determine if circumstances warranted additional testing for impairment. The Company decided to suspend development of its ProElite business as of June 30, 2013 and the goodwill was considered to be fully impaired at that time. However, except for the termination of certain employees of ProElite, the Company has not taken any actions that it believes would materially impair the ability of the Company to resume development of this business should it elect to do so in the future.

To review the value of intangible assets and related goodwill as of December 31, 2012, the Company followed ASC Topic 350 “Intangibles-Goodwill and Other” and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred. If this examination suggested it was more likely that impairment had occurred, the Company then compared discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet. The objective was to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and the Company is a willing seller not under compulsion to sell.

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

As of December 31, 2012, the Company determined that the FV of its ProElite MMA business for accounting purposes was $2,400,000, which was 124% of the goodwill on the balance sheet as of December 31, 2012. We engaged an outside service provider to assist in this determination. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and operations. We then compared the estimated FV of the reporting unit to the carrying value of the reporting unit and determined that no impairment had occurred as of December 31, 2012.

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

As of December 31, 2012, the Company had a deferred tax asset that was fully reserved and a net operating loss carryforward of $40,240,679 for Federal purposes and $36,995,229 for state tax purposes. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company improves its results of operations, or if circumstances otherwise change, and given the changes in stock ownership of the Company, it is possible that the Company may realize only a portion of its valuation allowance in the future. Any such realization would result in recording a tax benefit that would increase net income in the period the valuation is released. However, under U.S. tax codes, changes in ownership of the Company can reduce or eliminate the ability of the Company to use these tax-loss carryforwards in the future. As of September 30, 2013, the Company had a net operating loss carryforward of approximately $41,000,000 for Federal tax purposes and approximately $38,000,000 for state tax purposes.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or the shareholder’s deficit.

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

4.     Litigation

In January 2013, the Company signed a term sheet (“Term Sheet”) with an outside financial firm (“Financial Firm”) to have that firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”) .. The Financial Firm entered into agreements in July 2013 with such Creditors to acquire $1,865,386 in liabilities (“Liability Settlement”) of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for the Liability Settlement. A court order based on this complaint was issued on October 7, 2013. Based on conditions agreed to in the Term Sheet, the Company will settle that judgment by issuing common stock to the Financial Firm. Under an exemption from registration in the SEC regulations, common stock issued pursuant to this court order is tradable without restrictions. This common stock will be issued in tranches such that the Financial Firm will not own more than 9.99% of outstanding shares at any time and will be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the stock is three times the Liability Settlement (“Settlement Period”). The Financial Firm will sell the shares to generate proceeds to pay the Creditors.

If the court order had been issued on September 30, 2013 and using the stock price of $0.108 as of that date, the Financial Firm would have received approximately 20,500,000 shares of common stock for the Liability Settlement and the Company would record a loss of approximately $373,000 based on the excess of the value of the shares issued over the value of the liabilities acquired by the Financial Firm. If the bid price drops during the Settlement Period, the Company is obligated to issue additional shares to ensure the Financial Firm has sufficient stock to cover the Liability Settlement. Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of the number of shares of stock owed to the Financial Firm. This liability will be adjusted on a quarterly basis for changes in the market price of the Company’s stock, which will produce gains and losses in the period that such adjustment is made. For example, if the current bid price fell during the Settlement Period to an price of $0.05, the Company would issue approximately 26,000,000 additional shares to the Financial Firm for total shares issued of 46,500,000 and the Company would record an additional loss of $1,295,000 for these shares. The selling activities of the Financial Firm could put downward pressure on the stock price. The Financial Firm held a promissory note for $50,000 that was converted into 833,333 shares of common stock on October 3, 2013 and received a fee of 150,000 shares of common stock on October 7, 2013. An initial tranche of 20,000,000 shares was issued to the Financial Firm on November 15, 2013.

In July 2013, the Company received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against the Company for $393,592 related to water damage incurred by a printing company on the ground floor of the Company’s former office space in Los Angeles. This damage is alleged to have occurred in connection with a water leak in the Company’s former office in February 2013. The Company has filed an answer to this complaint that includes, but not be limited to, the defense of culpability of the building’s management in this leak. The Company has a dispute with its insurance carrier at that time regarding coverage for this incident and the Company intends to pursue this dispute to ensure that it had proper insurance coverage at that time. The $300,000 accrued for this issue as of December 31, 2012 was increased to $393,592 in the Company’s financial statements as of June 30, 2013.

5. Prepaid Expenses

In July 2013, the Company entered into an agreement with Maxim Group LLC to provide general financial advisory and investment banking services to the Company for three years on a non-exclusive basis. Under this agreement, Maxim received common stock equal to 4.99% of the outstanding common stock of the Company as of that date, or 21,025,000 shares of common stock. These shares were valued at $0.15, which was the closing price of the Company’s common stock on the date of the agreement, for a total expense of $3,153,750. This expense is being recognized ratably over the life of the three-year term of the agreement at $262,813 per quarter. As of September 30, 2013, $2,890,938 remained in prepaid expenses.

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

As of December 31, 2012, this receivable of $678,100 was increased by $71,946, which is the value of 378,661 shares owed by Mr. Feller to the Company at the $0.19 closing price of common stock on December 31, 2012, along with $4,622 of personal expenses for Mr. Feller paid with Company funds. This receivable of $754,668 was presented net of the offset of $538,515 of the receivable related to stock issuance (see below), $30,540 of approved business expenses and $113,667 in deferred salary. As of September 30, 2013, this receivable was reduced to $53,013, which is the value of the 378,661 shares owed by Mr. Feller to the Company at the $0.140 closing price of the Company’s shares as of September 30, 2013.

These impacts are summarized as follows:

	September 30,	December 31,
	2013	2012
Gross receivable
Sale of Company common stock, net proceeds retained by Mr. Feller	$640,000	$640,000
Value of 378,661 shares of common stock owed by Mr. Feller to the Company, valued at December 31, 2012 price of $0.19 and at September 30, 2013 price of $0.14	53,013	71,946
Vintage automobile retained by Mr. Feller	38,100	38,100
Other	4,622	4,622
Total	735,735	754,668

Offsets to receivable
Deferred salary	(113,667)	(113,667)
Expense reports submitted and approved	(30,540)	(30,540)
Write off receivable based on stock offsets (see below)	(538,515)	(538,515)
Net receivable	$53,013	$71,946

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

This offset of the $538,515 receivable from Mr. Feller resulted from the decision by the Company to treat 2,161,339 shares of stock owed to Mr. Feller from 2008 and 2009 that were approved by the Board but never issued, as having been satisfied when he had the Company issue 2,540,000 shares of stock in connection with the European Transactions.

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

As of September 30, 2013, the Company recorded an accrued expense of $312,500 pursuant to Mr. Feller’s consulting agreement that provides for $62,500 per quarter through June 30, 2014, subject to certain conditions, and has not recorded an allowance for doubtful accounts for this receivable given the accrued expense of a higher value. The Company has informed Mr. Feller that it reserves all rights with regards to this consulting agreement given the events that led to his resignation on June 28, 2012. In the event that the Company determines that Mr. Feller’s consulting agreement is not valid, the Company will reverse the accrual for $312,500 for his consulting agreement as of September 30, 2013 and will fully reserve the receivable from Mr. Feller.

7.     Property and Equipment, Net

Property and equipment were as follows:

	September 30,	December 31,
	2013	2012
Computers and peripherals	$97,660	$97,660
Office machines	49,370	49,370
Furniture and fixtures	73,905	73,905
	220,935	220,935
Less accumulated depreciation	(196,474)	(171,897)
Property and equipment, net	$24,461	$49,038

For the three months ended September 30, 2013 and 2012, depreciation expense was $7,479 and $9,855, respectively.  For the nine months ended September 30, 2013 and 2012, depreciation expense was $24,577 and $29,613, respectively.

8.     Goodwill

Goodwill was $0 at June 30, 2013 and $1,935,621 at December 31, 2012.  In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” the Company’s goodwill and intangible assets were considered to have indefinite lives and were therefore not amortized, but rather were subject to annual impairment tests. The Company’s annual impairment testing date was December 31, but the Company monitored the facts and circumstances for all intangible properties to determine whether an impairment existed. Given the Company’s decision as of June 30, 2013 to suspend development of its MMA business, the goodwill for ProElite was considered to be fully impaired as of that date.

9.     Deferred Salary

Capital constraints necessitated that the Company reduce staff since February 16, 2012 and the Company has not been able to pay employees on a regular basis, resulting in unpaid salaries of $1,425,365 and $1,152,933 as of September 30, 2013 and December 31, 2012, respectively.

10.    Other Accrued Expenses and Other Liabilities

Other accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2013	2012
Payroll related	$505,893	$329,191
Estimated damage liability that may not be covered by insurance	393,592	300,000
Estimated settlement with vendor in Europe	400,000	300,000
Professional fees	120,000	160,773
Accrued board fees	584,761	349,948
Consultant fees	321,277	133,777
Other	24,488	109,819
	$2,350,011	$1,683,508

The estimated damage liability that may not be covered by insurance was increased to the amount of the legal complaint disclosed in footnote 4 that is related to this amount. The estimated settlement with vendor in Europe increased based on a negotiated settlement for $400,000. Consultant fees increased by the $187,500 accrued under the consulting contract for Paul Feller discussed in footnote 6.

11.     Payable to Officer and Former Officer

The amounts payable to an officer and a former officer pursuant to their employment agreements:

	September 30,	December 31,
	2013	2012
Officer pursuant to employment agreement	$156,358	$156,358
Promissory note to former officer	55,000	55,000
	$211,358	$211,358

In connection with the 2010 employment agreement for its then Senior Vice President and Chief Operating Officer, the Company owes this former officer $55,000, which is the remaining portion of a promissory note assumed by the Company in connection with this employment agreement. In connection with the 2010 employment agreement for the Company’s Chief Financial Officer, the Company owes this officer $156,358 for unpaid amounts consisting of consulting fees prior to employment, expenses, salary increases and signing bonus.

12.     Notes Payable

Notes payable were as follows:

	September 30,	December 31,
	2013	2012
Notes payable from ProElite to various individuals dated October 20, 2011 with maturity of July 20, 2012, plus interest at 8%, convertible into common stock of ProElite at noteholder's election. Secured by the assets of ProElite. These notes are currently in default.	$1,083,000	$1,063,000

Note payable to a shareholder with original maturity of May 24, 2012, plus interest at 0.19%, that was secured by the assets of ProElite. This note was converted into common stock in May 2013.	–	1,000,000

Note payable from ProElite to one party dated October 19, 2012 with original maturity of October 19, 2013. Bears interest at 7% and was secured by the assets of ProElite. This note was converted into common stock in May 2013.	–	500,000

Note payable by the Company to a shareholder dated August 9, 2013. Bears interest at 7% and matures on August 9, 2014. Contains mandatory conversion into security or securities totalling $10 million or more at the lesser of 50% of the selling price of such securities or the equivalent of $0.04 per share of common stock. This note is secured by the assets of the Company.	500,000	–

Note payable to the Company's outside law firm and represents the corporate and litigation fees due as of June 30, 2012. This note bears interest at 3% and was due December 31, 2012. This note is currently in default.	467,002	486,104

Notes payable to three holders dated May 11, 2012 with original maturity of the earlier of November 11, 2012 and was secured by the assets of the Company. This note was converted into common stock in May 2013.	–	350,000

Notes payable to 11 investors dated July 9, 2012 with maturity date on the earlier of a $2 million capital raise by the company, or February 6, 2013 and bears interest at 8%. This note is currently in default.	275,000	275,000

Notes payable to one holder dated April 4, 2012 with original maturity on October 4, 2012 that was changed to January 4, 2013. This note was converted into common stock in May 2013.	–	249,999

Notes payable to one holder dated March 5, 2013 with maturity on the earlier of September 5, 2013 or receipt by the Company of $200,000 in net proceeds from a private placement of Company securities. This note does not bear interest and is not secured. This note is currently in default.	200,000	–

Note payable to a shareholder dated January 14, 2005, with original maturity of May 14, 2005, plus interest at 10%. Unsecured. This note was written off in June 2013.	–	70,000

Note payable to a financing firm dated April 3, 2013 with maturity on December 31, 2014. Unsecured and non-interest bearing. Convertible into common stock at $0.06 per share for a maximum of 833,333 shares	50,000	–

Note payable to a shareholder dated February 1, 2005 with original maturity of June 1, 2005, plus interest at 10%. Unsecured. This note was written off in June 2013.	–	10,000
	$2,575,002	$4,004,103

The notes of $70,000 and $10,000 outstanding as of December 31, 2012 were written off in June 2013 since there have been no actions taken to collect on these notes and the statute of limitations for collecting on these notes has passed. The gain of $80,000 for the writeoff of these notes was reflected in other income for the nine months ended September 30, 2013.

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

14.     Shareholder’s Equity

Common Stock

Following a majority vote of shareholders to approve, an information statement was distributed to shareholders of record as of June 30, 2013. After the appropriate waiting period after such mailing, the authorized number of shares was increased from 500,000,000 to 1,000,000,000 in August 2013. During the nine months ended September 30, 2013, the Company issued a total of 331,549,242 shares of Common Stock, resulting in an increase in outstanding shares from 89,083,677 shares as of December 31, 2012 to 420,966,252 shares as of September 30, 2013:

Number of
Shares
Outstanding shares as of December 31, 2012	89,083,677
Exchange of Series E Preferred for common stock	157,499,999
Exchange of Series E Preferred warrants for common stock	102,326,388
Exchange of certain debts for common stock	34,999,984
Shares issued for financial advisory agreement	21,025,000
Sales of common stock	13,916,665
Conversion of Series D Preferred into common stock	1,413,850
Other	700,689
Outstanding shares as of September 30, 2013	420,966,252

Series C 10% Preferred Stock

There were no shares of Series C 10% Preferred Stock outstanding as of September 30, 2013 or December 31, 2012.

Series D 10% Preferred Stock

As of September 30, 2013 and December 31, 2012, 0 and 18,999 shares of Series D were outstanding, respectively. Each share of Series D sold for $30, could be converted at any time into 60 shares of common stock and had voting rights equal to 60 shares of common stock. In connection with the issuance of Series D, the Company issued warrants to purchase 179,970 shares of common stock. The warrants have a life of five years to purchase a share of common stock for $1.00 per share. The Series D had liquidation preference over common stock at a liquidation value equal to its par value of $30 and paid a cumulative dividend of 10% per year. Given the losses recorded by the Company, the stock equivalents related to the Series D are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive. During the nine months ended September 30, 2013, 18,999 shares of Series D were converted into a total of 1,413,850 shares of common stock: 1,139,940 shares for direct conversion of the Series D into common stock, 252,797 shares for dividends and 21,113 for the price protection feature.

Series E 5% Preferred Stock

As of September 30, 2013 and December 31, 2012, there were 0 and 9,450 shares of Series E were outstanding, respectively. On May 6, 2013 all shares of Series E were exchanged for 157,499,999 shares of common stock and were extinguished, thereby removing the “overhang” created by the terms of the Series E that provided for the conversion price into common stock to be reduced to the price of any subsequent financing done at a lower price.

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

The Original Series E were adjusted pursuant to the full ratchet anti-dilution protection when $249,999 of notes were issued on April 4, 2012 that contained a $0.30 conversion feature, so that the Original Series E now has a conversion price of $0.30 and an exercise price of $0.30 for the warrants. The New Series E were issued with a conversion and exercise price of $0.30 for the warrants. The impact of this ratchet-down provision in April 2012 increased the number of shares that would be issued upon conversion on that date from 21,125,000 shares of common stock to 28,166,667 and to increased the number of shares that would be issued upon full exercise of the warrants on that date from 37,975,000 shares of common stock to 94,966,667. All of the Series E have been converted into the Company’s common stock.

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

Estimated fair value of underlying common stock	$0.35 - $0.38
Remaining life	5.0
Risk-free interest rate	0.69% - 0.80%
Expected volatility	80% - 89%
Dividend yield	–

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
		Range of	Remaining	Average		Remaining	Average
	Options	Exercise	Life in	Exercise	Options	Life in	Exercise
	Outstanding	Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2011	12,169,852	$0.14 - $1.50	3.2	$0.49	8,757,684	3.2	$0.40
Cancelled	(7,276,329)	-	-	-	(4,660,994)	-	-
Exercised	-	-	-	-	-	-	-
Granted	3,050,000	$0.35 - $0.38	4.5	$0.36	1,634,333	4.5	$0.36
As of December 31, 2012	7,943,523	$0.35 -$0.54	3.3	$0.46	5,731,023	2.9	$0.48
Cancelled	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Granted	31,000,000	$0.03	4.5	$0.03	31,000,000	4.5	$0.03
As of September 30, 2013	38,943,523	$0.03 -$0.54	4.1	$0.12	36,731,023	4.1	$0.11

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

Estimated fair value of underlying common stock	$0.38 - $0.75
Remaining life	5.0
Risk-free interest rate	0.74% - 1.80%
Expected volatility	84% - 132%
Dividend yield	–

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
	Warrants Outstanding	Range of Exercise Prices	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
As of December 31, 2011	59,530,245	$0.65 - $2.00	3.5	$2.00	59,530,245	3.5	$2.00
Exercised	–	–	–	–	–	–	–
Ratchet-down impact	56,991,667	$0.30	–	$0.30	56,991,667	–	$0.30
Granted	15,763,330	$0.30 - $0.75	4.6	$0.38	10,388,330	4.6	–
As of December 31, 2012	132,285,242	$0.30 - $2.00	3.5	$0.40	126,910,242	3.5	$0.38
Cancelled	(97,869,997)	$0.30	2.7	$0.30	(93,994,997)	2.7	$0.30
Exercised	–	–	–	–	–	–	–
Granted	17,391,667	$0.03	4.5	$0.03	17,391,667	4.5	$0.03
As of September 30, 2013	51,806,912	$0.03 - $2.00	3.5	$0.44	50,306,912	3.5	$0.44

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

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of September 30, 2013 that are fixed and determinable by year starting with the year ending December 31, 2013.

					Beyond
	Total	2013	2014	2015	2015
Notes payable	$2,575,002	$2,575,002	$–	$–	$–
Deferred Salary	1,425,365	1,425,365	–	–	–
Rent obligations	1,260,644	677,737	339,958	242,949	–
Accrued board fees	584,761	584,761	–	–
Consulting agreement	375,000	250,000	125,000	–	–
Employee contracts: other	211,358	211,358	–	–	–
Accrued interest	207,593	207,593	–	–	–
Total	$6,639,723	$5,931,816	$464,958	$242,949	$–

Employment Agreements

Effective June 28, 2012, Jerold Rubinstein was elected by the Board as Chairman of the Board, CEO and a director of the Company’s subsidiaries. The Board of Directors of PEI also elected him as Chairman of the Board and CEO of PEI. Under the terms of an employment agreement dated June 28, 2012, Mr. Rubinstein will receive an annual salary of $250,000 per year. Mr. Rubinstein continues to serve on the Board and receive $50,000 annually for such services, along with $100,000 annually as Chairman of the Board. The term of this agreement is six months with an automatic six month extension unless the Company provides written notice of non-renewal 30 days prior to the end of the initial six-month term. This executive was granted options to purchase 2,300,000 shares of the Company’s common stock at $0.35 per share, which was the closing price of the Company’s common stock on the day of option grant. These options vest monthly over a 12-month period. In the event the Company does not renew the second six month period, the executive resigns or the Company terminates the executive’s employment without cause, all options will immediately vest and the executive will receive all unpaid salary for the full 12 month period. In March 2013, Mr. Rubinstein received an option grant to purchase 25,000,000 shares at $0.03 with a five-year life and vesting occurring in the three months ended June 30, 2013. Mr. Rubinstein’s contract expired on June 28, 2013 and he is currently working without a contract. As of September 30, 2013, Mr. Rubinstein is owed unpaid salary of $166,667 and unpaid board fees of $175,000.

On August 8, 2011, the Company entered into any employment contract with Timothy Boris as the Company’s General Counsel and Vice President of Legal Affairs at an annual salary of $180,000. In December 2011 received options to purchase 300,000 shares of common stock at $0.54 that had 100,000 shares vested upon grant, 100,000 shares vested at the end of year one and 100,000 shares vest at the end of year two. This contract expired on August 8, 2012 and was renewed under the same terms until August 8, 2013. In August 2012 Mr. Boris received options to purchase 300,000 shares of common stock at $0.38 that had 100,000 shares vest upon grant, 100,000 shares vest at the end of year one and 100,000 shares vest at the end of year two. Both of these option grants have a five-year life. In March 2013, Mr. Boris received an option grant to purchase 6,000,000 shares at $0.03 with a five-year life and vesting occurring in the three months ended June 30, 2013. Mr. Boris’s contract expired on August 8, 2013 and he is currently working without a contract. As of September 30, 2013, Mr. Boris is owed unpaid salary of $120,000.

On November 1, 2010, the Company entered into an employment agreement with John Moynahan, who provided accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007. Under the agreement, Mr. Moynahan was to receive an annual salary of $220,000 for the first year of the contract, subject to an annual increase of the Consumer Price Index plus 2%, and will be eligible for a $50,000 bonus in the first year of this contract. Under this agreement, Mr. Moynahan received a grant of 300,000 shares and a five-year stock option grant to purchase 1,560,000 shares of common stock at $2.00 per share, with 1,040,000 shares that vested upon the signing of the agreement and 520,000 shares that vested on September 1, 2011. The strike price on these options was adjusted to $0.54 in December 2011 by the Board. After a review of this contract during 2012, the Company determined that the non-salary amounts due to Mr. Moynahan were $156,358 as of December 31, 2012.  Mr. Moynahan’s contract expired on August 1, 2012 and he is currently working without a contract. As of September 30, 2013, Mr. Moynahan is owed the $156,358 under his employment contract and $146,667 in unpaid salary.

On February 22, 2010, the Company entered into an employment contract with William Kelly, the Company’s former Senior Vice President and Chief Operating Officer of ProElite, and the Chief Operating Officer of the Company whose employment was terminated in March 2013. In connection with Mr. Kelly’s employment, the Company assumed a promissory note of $231,525 formerly owed to Mr. Kelly by ProElite, Inc. and agreed to pay the promissory note with $121,525 payable to Mr. Kelly upon the closing of the acquisition of ProElite by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition. In 2011, $176,525 of these amounts were paid to Mr. Kelly. As of September 30, 2013, Mr. Kelly was owed $55,000 under this contract.

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

The characteristics of the Stratus Reward program and ProElite were different than the other events, so that operating segment was considered a reporting segment. The events share similar economic characteristics and were aggregated into a reporting segment pursuant to paragraph 17 of ASC Topic 280. All of the events provide entertainment and the logistics and production processes and methods for each event were similar: sponsorship sales, ticket and concession sales, security, stages, public address systems and the like. While the demographic characteristics of the audience could vary by event, all events catered to consumer entertainment. Subsequent to December 31, 2012, the Company decided to suspend development of all business activities other than ProElite and effective June 30, 2013, the Company decided to suspend development of its ProElite business.

A summary of results by segments was as follows:

19

	($000)
	As of/for the Nine Months Ended September 30, 2013					As of/for the Nine Months Ended September 30, 2012
	Stratus		Other			Stratus		Other
	Rewards	ProElite	Events	Other	Total	Rewards	ProElite	Events	Other	Total
Revenues	$–	$72	$–	$–	$72	$–	$375	$–	$–	$375
Cost of sales	–	–	–	–	–	–	236	–	–	236
Gross margin	–	72	–	–	72	–	139	–	–	139
Deprec. & Amort.	–	–	–	25	25	–	2	–	28	30
Segment profit	–	72	–	(25)	47	–	137	–	(28)	109
Operating expenses	85	192	–	11,744	12,021	263	803	–	7,265	8,331
Other expenses	–	60	–	38	98	–	68	–	663	730
Impact of derivative securities	–	–	–	(10,390)	(10,390)	–	–	–	13,845	13,845
Net loss	(85)	(180)	–	(1,417)	(1,682)	(263)	(734)	–	(21,802)	(22,798)
Net loss attributable to non-controlling interests	–	–	–	28	28	–	–	–	6	6
Preferred dividends	–	–	–	172	172	–	–	–	365	365
Net loss attributable to common shareholders	$(85)	$(180)	$–	$(1,561)	$(1,826)	$(263)	$(734)	$–	$(22,161)	$(23,157)

Assets	$–	$230	$–	$3,005	$3,235	$1,073	$119	$–	$2,752	$3,944
Liabilities	$122	$2,779	$–	$6,671	$9,572	$300	$2,271	$–	$37,144	$39,715

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

The Company has consolidated the balance sheet of PEI as of September 30, 2013 and December 31, 2012. The results of operations of PEI for three and nine months ending September 30, 2013 and 2012 have been consolidated into the Company’s results of operations.

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

The following table presents the effect of the restatement adjustment on the accompanying consolidated statement of operations for the three months ended September 30, 2012:

	Three Months Ended September 30, 2012
Consolidated Statement of Operations for Three Months Ended September 30, 2012	As Previously Reported	Restated	Net Adjustment
Loss from operations	$(3,426,250)	$(3,426,250)	$–

Other (income)/expenses
Fair value of derivative liabilities in excess of proceeds	–	–	–
Adjustments to fair value of derivative securities	–	(2,022,790)	(2,022,790)
Other (income)/expenses	(133,770)	(133,770)	–
Interest expense	172,057	52,313	(119,744)
Total other (income)/expenses	38,287	(2,104,247)	(2,142,534)
Net loss	(3,464,537)	(1,322,003)	2,142,534

Preferred dividends	–	119,744	119,744
Net loss attributable to common shareholders	$(3,464,537)	$(1,441,747)	$2,022,790

Basic and diluted loss attributable to common shareholders per share	$(0.04)	$(0.02)	$0.02
Basic weighted average shares outstanding	89,748,496	89,748,496	–
Fully-diluted weighted average shares outstanding	89,748,496	117,915,163	28,166,667

The following table presents the effect of the restatement adjustment on the accompanying consolidated statement of operations for the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
Consolidated Statement of Operations for Nine Months Ended September 30, 2012	As Previously Reported	Restated	Net Adjustment
Loss from operations	$(8,221,091)	$(8,221,091)	$–

Other (income)/expenses
Fair value of derivative liabilities in excess of proceeds	–	–	–
Adjustments to fair value of derivative securities	–	13,845,208	13,845,208
Other (income)/expenses	626,926	626,926	–
Interest expense	469,848	104,431	(365,417)
Total other (income)/expenses	1,096,774	14,576,565	13,479,791
Net loss	(9,317,865)	(22,797,656)	(13,479,791)

Preferred dividends	–	365,417	365,417
Net loss attributable to common shareholders	$(9,317,865)	$(23,163,073)	$(13,845,208)

Basic and diluted loss attributable to common shareholders per share	$(0.10)	$(0.26)	$(0.16)
Basic weighted average shares outstanding	89,220,298	89,220,298	–
Fully-diluted weighted average shares outstanding	89,220,298	117,386,965	28,166,667

The FV of these derivative liabilities was calculated using the Black Scholes pricing model that is based on the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock.

19.     Subsequent Events

Effective September 30, 2013, Stratus entered into a Merger Agreement with Canterbury Acquisition LLC, a wholly owned subsidiary of the Company (“Canterbury Merger Sub”), Hygeia Acquisition, Inc., a wholly owned subsidiary of the Company (“Hygeia Merger Sub”), Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as Holder Representative, pursuant to which Stratus will acquire all of the capital stock of Canterbury and Hygeia (the “Mergers”) with Canterbury and Hygeia becoming wholly owned subsidiaries of Stratus. The consideration for the Mergers will be the issuance by Stratus of an aggregate of 115,011,563 restricted shares of Stratus common stock to be issued to the stakeholders of Canterbury and Hygeia.

The Mergers were closed on November 18, 2013, resulting in a value of $4,933,996 for the 115,011,563 shares to be issued for the Mergers based on the closing market price of $0.0429 on that date. An independent valuation firm has been engaged by the Company to value the assets being acquired through the Merger. While this valuation has not been finalized, a valuation has been performed by the Company which indicates that the entire fair value of $4,933,996 for the Mergers will be allocated to the Yale License with no goodwill. The Company expects that the independent valuation will verify this allocation, although there can be no certainty that this will be the case. The Mergers are subject to rescission if Stratus has not raised $7.5 million or more in gross financing proceeds by January 15, 2014.

The Mergers are part of the Company’s plan to enter new businesses through acquisitions. If the Mergers had occurred on January 1, 2013, the combined statement of operations for the nine months ended September 30, 2013 would be as follows:

	Nine Months Ended September 30, 2013 (unaudited)
	Stratus Media	Hygeia/Canterbury	Pro Forma		Pro Forma Stratus, Canterbury
	Group, Inc.	Combined	Adjustments		& Hygeia

Revenues	$71,667	$127,167	$–		$198,834
Cost of revenues	–	89,387	–		89,387
Gross profit	71,667	37,780	–		109,447

Operating expenses	12,045,616	594,059	695,486	(a)	13,335,161
Loss from operations	(11,973,949)	(556,279)	(695,486)		(13,225,714)

Other (income)/expenses	(10,291,317)	20,267	–		(10,271,050)
Net loss attributed to non-controlling interests	28,065	–	–		28,065
Preferred dividends	171,625	–	–		171,625
Net loss attributable to Stratus Media Group common shareholders	$(1,826,192)	$(576,546)	$(695,486)		$(3,098,224)

Basic and diluted earnings per share	$(0.01)				$(0.01)

Basic and fully-diluted weighted average shares outstanding	264,660,276		115,011,563	(b)	379,671,839

__________________________

(a)	Represents $340,007 for additional salaries and related taxes that would be due under employment contracts for two officers for nine months ended September 30, 2013 and $355,479 amortization of the $4,993,996 value for Yale License that is amortized over the remaining average 132 month life of the patents.
(b)	Represents shares issued for Mergers with Canterbury and Hygeia.

If the Mergers had occurred on January 1, 2012, the combined statement of operations for the nine months ended September 30, 2012 would be as follows:

	Nine Months Ended September 30, 2012 (unaudited)
					Pro Forma
	Stratus Media	Hygeia/Canterbury	Pro Forma		Stratus, Canterbury
	Group, Inc.	Combined	Adjustments		& Hygeia

Revenues	$374,542	$80,245	$–		$454,787
Cost of revenues	235,803	38,505	–		274,308
Gross profit	138,739	41,740	–		180,479

Operating expenses	8,359,830	196,070	702,547	(a)	9,258,447
Loss from operations	(8,221,091)	(154,330)	(702,547)		(9,077,968)

Other (income)/expenses	14,576,565	–	–		14,576,565
Net loss attributed to non-controlling interests	5,951	–	–		5,951
Preferred dividends	365,417	–	–		365,417
Net loss attributable to Stratus Media Group common shareholders	$(23,157,122)	$(154,330)	$(702,547)		$(24,013,999)

Basic and diluted earnings per share	$(0.01)				$(0.12)

Basic and fully-diluted weighted average shares outstanding	89,220,298		115,011,563	(b)	204,231,861

__________________________

(a)	Represents $347,068 for additional salaries and related taxes that would be due under employment contracts for two officers for nine months ended September 30, 2013 and $355,479 amortization of the $4,993,996 value for Yale License that is amortized over the remaining average 132 month life of the patent.
(b)	Represents shares issued for Mergers with Canterbury and Hygeia.

On October 4, 2013, the Company and Histogen, Inc. (“Histogen”) executed a non-binding letter of intent pursuant to which the Company agreed to acquire all of the capital stock of Histogen for 350,000,000 pre-reverse split shares of the Company’s common stock. Discussions regarding this potential acquisition have halted and the Company does not intend to further pursue this potential acquisition.

In connection with the acquisition of Canterbury/Hygeia and the ongoing efforts to convert the Company’s liabilities into common stock, the Company intends to conduct private placements of its securities (the “Private Placements”) requiring the issuance of additional shares of common stock and/or securities convertible into or exercisable for common shares. On October 31, 2013, the Company filed a preliminary Information Statement on Form 14C to notify stockholders that stockholders holding a majority of the voting power of the common stock of the Company have executed a written consent in lieu of a meeting to approve an amendment to our articles of incorporation to approve a reverse split of the Company’s outstanding common stock at a ratio of between 1-for-50 and 1-for-100, based on the decision of the Company’s board of directors given the facts and circumstances in effect at that time. Based on the number of shares of common stock outstanding as of the record date of October 15, 2013, there will be a reduction in the number of outstanding common shares to a range of approximately 4,223,000 shares to 8,446,000 shares, depending on the stock split ratio determined by the board as mentioned above, before giving effect to the issuance of common shares from the Canterbury/Hygeia acquisitions, any additional acquisitions and the Private Placements.

On November 1, 2013, the Company filed a Report on Form 8-K to report that effective November 1, 2013, Sol J. Barer, Ph.D. and Isaac Blech were elected by the Company’s board of directors (the “Board”) as new directors. Dr. Barer was also named Chairman of the Board and Mr. Blech was named Vice Chairman of the Board. Dr. Barer and Mr. Blech have also been appointed to serve on the Company’s Audit and Compensation Committees. Their compensation as board members has not yet been determined. Also effective November 1, 2013, Jerold Rubinstein resigned as Chairman of the Board but remains as Chairman of the Board’s Audit Committee and Chief Executive Officer.

In January 2013, the Company signed a term sheet (“Term Sheet”) with an outside financial firm (“Financial Firm”) to have the Financial Firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”) in exchange for common stock. The Financial Firm entered into agreements in July 2013 with such Creditors to acquire $1,865,386 of liabilities and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for this amount. A court order based on this complaint was issued on October 7, 2013, resulting in the transfer of these $1,865,386 million of liabilities to the Financial Firm (see Footnote 4 for additional information). Subsequent to September 30, 2013, the Company entered into agreement with holders of $225,000 of promissory notes to extinguish those notes in exchange for the issuance of 3,750,000 shares of common stock.

If the transfer of $1,865,386 of liabilities to the Financial Firm and the exchange of 3,750,000 shares of common stock for $225,000 of promissory notes had occurred on September 30, 2013, the following would be the pro forma change in the Consolidated Balance Sheets and Consolidated Statements of Operations:

		Pro Forma Impact of
			Reduction		Pro Forma
	As Reported for	Transfer of	of Rent	Note	Adjusted for
	September 30, 2013	Liabilities	Accrual	Conversion	September 30, 2013
Current liabilities
Accounts payable	$1,540,706	$(764,172)	$–	$–	$776,534
Deferred salary	1,425,365	(1,000,514)	–	–	424,851
Accrued interest	207,593	–	–	–	207,593
Other accrued expenses and liabilities	2,350,011	–	–	–	2,350,011
Payable to officer and former officer	211,358	–	–	–	211,358
Rent liability for facilities no longer occupied	1,260,644	(100,700)	(38,449)	–	1,121,495
Notes payable	2,575,002	–	–	(225,000)	2,350,002
Total current liabilities	$9,570,679	$(1,865,386)	$(38,449)	$(225,000)	$7,441,844

Shareholder's deficit
Common stock	420,966	20,727	–	3,750	445,443
Additional paid-in capital	53,237,549	2,217,736	–	401,250	55,856,535
Accumulated Deficit	(59,966,621)	(373,077)	38,449	(180,000)	(60,481,249)
Total Stratus shareholder's deficit	(6,308,106)	1,865,386	38,449	225,000	(4,179,271)
Non-controlling interest deficit	(28,065)	–	–	–	(28,065)
Total shareholder's deficit	(6,336,171)	1,865,386	38,449	225,000	(4,207,336)
Total liabilities and shareholder's deficit	$3,234,508	$–	$–	$–	$3,234,508

		Pro Forma Impact of			Pro Forma
	As Reported for		Reduction		Adjusted for
	3 Months Ended	Transfer of	of Rent	Note	3 Months Ended
	September 30, 2013	Liabilities	Accrual	Conversion	September 30, 2013

Loss from operations	$(1,555,152)	$–	$–	$–	$(1,555,152)

Other (income)/expenses
Other (income)/expenses	(51,444)	373,077	(38,449)	180,000	463,184
Interest expense	35,203	–	–	–	35,203
Total other (income)/expenses	(16,241)	373,077	(38,449)	180,000	498,387
Net loss/(income)	(1,538,911)	(373,077)	38,449	(180,000)	(2,053,539)
Net loss attributed to non-controlling interests	13,634	–	–	–	13,634

Net loss attributed to Stratus Media Group common shareholders	$(1,525,277)	$(373,077)	$38,449	$(180,000)	$(2,039,905)

		Pro Forma Impact of			Pro Forma
	As Reported for		Reduction		Adjusted for
	9 Months Ended	Transfer of	of Rent	Note	9 Months Ended
	September 30, 2013	Liabilities	Accrual	Conversion	September 30, 2013

Loss from operations	$(11,973,949)	$–	$–	$–	$(11,973,949)

Other (income)/expenses
(Gain)/loss on adjustments to fair value of derivative liability	(8,980,077)	–	–	–	(8,980,077)
Gain on extinguishment of derivative liability	(1,409,530)	–	–	–	(1,409,530)
Other (income)/expenses	(54,498)	373,077	(38,449)	180,000	460,130
Interest expense	152,788	–	–	–	152,788
Total other (income)/expenses	(10,291,317)	373,077	(38,449)	180,000	(9,776,689)
Net income/(loss)	(1,682,632)	(373,077)	38,449	(180,000)	(2,197,260)

Net loss attributed to non-controlling interests	28,065	–	–	–	28,065
Net income/(loss) attributed to Stratus Media Group	(1,654,567)	(373,077)	38,449	(180,000)	(2,169,195)

Preferred dividends	171,625	–	–	–	171,625

Net income/(loss) attributable to Stratus Media Group common shareholders	$(1,826,193)	$(373,077)	$38,449	$(180,000)	$(2,340,821)

With regard to the rent liability for facilities no longer occupied, the landlord for one lease agreed to accept $100,700 in full settlement of a liability that was recorded at $139,149 on the Company’s balance sheet, resulting in an additional reduction of rent liability for facilities no longer occupied of $38,449.

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

Stratus has suspended development of its past businesses, including ProElite, and, contingent on sufficient capital, is seeking acquisitions. On October 4, 2013, the Company and Histogen, Inc. (“Histogen”) executed a non-binding letter of intent pursuant to which the Company agreed to acquire all of the capital stock of Histogen for 350,000,000 pre-reverse split shares of the Company’s common stock. Discussions regarding this potential acquisition have halted and the Company does not intend to further pursue this potential acquisition. Effective September 30, 2013, Stratus entered into an Agreement and Plan of Merger with Canterbury Acquisition LLC, a wholly owned subsidiary of the Company, Hygeia Acquisition, Inc., a wholly-owned subsidiary of the Company, Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as Holder Representative, pursuant to which Stratus will acquire all of the capital stock of Canterbury and Hygeia (the “Mergers”) with Canterbury and Hygeia becoming wholly-owned subsidiaries of Stratus. The consideration for the Mergers will be the issuance by Stratus of an aggregate of 115,011,563 restricted shares of Stratus common stock to be issued to the stakeholders of Canterbury and Hygeia. Closing of the Mergers occurred on November 18, 2013 and is subject to rescission if Stratus has not raised $7.5 million or more in gross financing proceeds by January 15, 2014.

Canterbury and Hygeia (the “Canterbury Group”) are related companies engaged in the development of cosmeceuticals that revitalize hormonally-aged skin and hair in women over the age of 45. Cosmeceuticals are the latest addition to the health industry and are sometimes described as cosmetic products with “drug-like benefits.” Generally, cosmeceuticals are products sold over-the-counter, without the regulatory requirement of FDA approval. The Canterbury Group has an exclusive license with Yale University to develop and market 23 synthetic estrogenic ingredients for the treatment of aging skin and four classes of anti-androgenic ingredients for hair loss, excess facial hair, seborrhea and acne. The license from Yale covers 24 patent-protected compounds under U.S. Patent 7,015,211“Estradiol 15-α-Carboxylic Acid Esters as Locally Active Estrogens,” U.S. Patent 6,476,012“Estradiol 16-alpha Carboxylic Acid Esters as Locally Active Estrogens” and U.S. Patent 8,552,061 “Locally active "soft" antiandrogens” (“Yale License”).

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

Gross Profit

Our gross profit represents revenues less the cost of sales. In the past, our event cost of sales consisted of the costs of renting the venue, structures at the venue, concessions, temporary personnel hired for the event, and travel.

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

For purposes of calculating earnings per share, the number of common shares did not include 28,166,667 shares of common stock issuable upon conversion by the holders of Series E Preferred on June 30, 2012. These conversion shares were not included in the earnings per share calculation because they were antidilutive given the losses by the Company for the three and nine months ended September 30, 2012. In May 2013, all outstanding Series E were exchanged for common stock and extinguished.

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

The Company reviewed the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurred in February or March of each calendar year. In between valuations, the Company conducted additional tests if circumstances warrant such testing.

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

As of December 31, 2012, the Company had a deferred tax asset that was fully reserved and a net operating loss carryforward of $40,240,679 for Federal purposes and $36,995,229 for state tax purposes. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company improves its results of operations, or if circumstances otherwise change, it is possible that the Company may realize all or a portion of its valuation allowance in the future. Any such realization would result in recording a tax benefit that would increase net income in the period the valuation is released. However, under U.S. tax codes, changes in ownership of the Company can reduce or eliminate the ability of the Company to use these tax-loss carryforwards in the future. As of September 30, 2013, the Company had a net operating loss carryforward of approximately $41,000,000 for Federal tax purposes and approximately $38,000,000 for state tax purposes.

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

Results of Operations for the Three Months Ended September 30, 2013

Overview

Net loss for the three months ended September 30, 2013 (“Current Period”) was $1,525,277.  There were no revenues for the Current Period and operating expenses of $1,555,152 resulted in a loss from operations of $1,555,152. After other income of $51,444, interest expense of $35,203 and net loss attributed to non-controlling interests of $13,634, the net loss of $1,525,277 was determined.

Revenues

There were no revenues for the Current Period, compared with $143,334 for the three months ended September 30, 2012 (“Prior Period”), which were licensing revenues from Strikeforce for two MMA events. The Company received its last licensing payment in January 2013. Strikeforce is not planning on any additional events and these license payments will not be a source of future revenue.

Gross Profit/(Loss)

The gross margin for the Current Period was $0 compared with gross margin of $142,484 for the Prior Period, which was related to licensing revenues from Strikeforce.

Operating Expenses

Operating expenses for the Current Period were $1,555,152, a decrease of $2,013,582, or 56% from $3,568,734 in the Prior Period. General and administrative expenses in the Current Period of $339,597 were reduced by $715,930, or 68%, from $1,055,527 in the Prior Period. This decrease is related to a reduction of approximately $556,000 in payroll-related expenses in the Current Period from lower staffing levels, a reduction in accrued board fees at ProElite of $96,000 and other cost reductions related to lower levels of staffing and office space use.

There were no impairment charges in the Current Period, compared with impairment charges of $197,500 in the Prior Period related to the determination that the intangible assets for Beverly Hills Concours, Freedom Bowl and Maui Music Festival were fully impaired.

Warrants, option and stock expense in the Current Period was $631,637, a decrease of $1,245,777 from $1,877,144 in the Prior Period. This reduction was related to the amortization of warrant, option and stock expense that occurred in the Prior Period but did not occur in the Current Period since these expenses were fully amortized.

Legal and professional services were $576,709 in the Current Period, an increase of $148,001 from $428,708 in the Prior Period as decreased consulting expenses were more than offset by a $262,812 amortization of stock expense realized in the Current Period. This amortized stock expense is related to the issuance of 21,025,000 shares at $0.15 to a financial advisor in the Current Period and $262,812 in amortization will be realized in each of the next eleven quarters.

Depreciation remained relatively constant with $7,496 in the Current Period compared with $9,855 in the Prior Period.

Other (Income)/Expense

Other income for the Current Period was $51,444 compared with other income of $133,770 for the Prior Period. Other income in the Current Period was primarily related to the reversal of accrued board fees for ProElite and other income for the Prior Period was for the writeoff of expenses for the Company’s prior CEO for which adequate documentation was never provided.

Interest Expense

Interest expense was $35,203 in the Current Period, a decrease of $17,110 from $52,313 in the Prior Period. This reduction is related to the $1,351,000 reduction in debt amounts from $3,426,316 as of September 30, 2012 to $2,075,002 as of September 30, 2013.

Net Loss Attributed to Non-Controlling Interests

The net loss attributed to non-controlling interests declined from ($84) in the Prior Period compared with $13,634 in the Current Period.

Dividends on Preferred Stock

Dividends in the Current Period of $0 decreased from $119,744 in the Prior Period from the extinguishment of all preferred stock as of June 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2013

Overview

Net loss for the nine months ended September 30, 2013 (“Current Period”) was $1,826,193.  There was revenue and gross margin of $71,667 for the Current Period that was reduced by operating expenses of $12,045,616 for a loss from operations of $11,973,949. This operating loss was offset by $10,389,607 in gains on adjustments and extinguishment of a derivative liability, $54,498 of other income and $28,065 in net loss attributed to non-controlling interests and increased by $152,788 in interest expense and $171,625 of preferred dividends to arrive at the net loss of $1,826,193 for the Current Period.

Revenues

Revenues for the Current Period were $71,667, a decrease of $302,875 from $374,542 for the nine months ended September 30, 2012 (“Prior Period”). Current Period revenues consisted of licensing revenues from Strikeforce for one MMA event. Revenues for the Prior Period were derived from licensing revenues from Strikeforce and one MMA event conducted by the Company. The Company received its last licensing payment from Strikeforce in January 2013. Strikeforce is not planning on any additional events and these license payments will not be a source of future revenue.

Gross Profit/(Loss)

The gross profit for the Current Period was $71,667, a decrease of $67,072, compared to gross profit of $138,739 for the Prior Period. The licensing fee received in the Current Period did not have any associated cost of revenue and the Prior Period included cost of revenues of $234,953 for the MMA event conducted by the Company during that period.

Operating Expenses

Operating expenses for the Current Period were $12,045,616, an increase of $3,685,786 from $8,359,830 in the Prior Period. General and administrative expenses in the Current Period of $1,766,561 were reduced by $2,051,461, or 54%, from $3,818,022 in the Prior Period. This decrease is related to reductions of $1,154,000 in personnel-related expenses for Stratus and of $610,000 in total general and administrative expenses for ProElite in the Current Period, along with a reduction of $172,000 for rent and other reductions related to lower levels of staffing and office space.

With the Company’s decision to suspend development of its ProElite MMA business in June 2013, the related goodwill was considered to be fully-impaired and a charge of $1,935,621 was taken in the Current Period, with impairment charges of $197,500 in the Prior Period related to the determination that the intangible assets for Beverly Hills Concours, Freedom Bowl and Maui Music Festival were fully-impaired.

Warrants, option and stock expense in the Current Period was $4,238,650, an increase of $1,927,353 from $2,311,297 in the Prior Period, primarily from $1,287,000 in Black Scholes expense for options and warrants that vested during Current Period to purchase 48,391,667 shares, of which 31,000,000 shares were granted to two officers and 17,391,667 shares were granted to three financial advisors, along with $1,173,000 for eight months of amortized Black Scholes expense from warrants granted in August 2012 versus one month of amortized Black Scholes expense from these warrants in the Prior Period, offset by a reduction of $490,000 of amortized stock expense in the Current Period for stock issued to directors.

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

Legal and professional services were $1,010,415 in the Current Period, a decrease of $992,983 from $2,003,398 in the Prior Period. This decrease is related to reduced management and event consulting expenses of $1,142,000.

Depreciation remained relatively constant with $24,577 in the Current Period compared with $29,613 in the Prior Period.

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

The total gain on adjustments to FV of derivative liability for the Current Period was $8,980,077, which is the sum of the increase between the value of this derivative liability at December 31, 2012 and March 31, 2013 of $236,850 plus the decrease in the value of this derivative liability between March 31, 2013 and May 6, 2013 of $9,216,927. The difference between the value of this derivative liability between December 31, 2011 and September 30, 2012 resulted in an expense of $13,845,208 for the Prior Period. These warrants were extinguished in May 2013.

Gain on Extinguishment of Derivative Liability

In May 2013, the warrants that gave rise to the derivative liability were exchanged for common stock and extinguished. Following the $8,980,077 decrease in the derivative liability mentioned above, the value of the derivative liability was $1,409,530 and a gain of this amount resulted in the Current Period when the liability was extinguished.

Other (Income)/Expense

Other income for the Current Period was $54,498, compared to an expense of $626,926 for the Prior Period. Other income in the Current Period was primarily related to the reversal of accrued board fees for ProElite. The expense in the Prior Period was related to $387,000 of estimated rent liability for facilities no longer occupied by the Company and $300,000 of potential damage liability for water damage at one of the Company’s facilities that may not be covered by insurance.

Interest Expense

Interest expense was $152,788 in the Current Period, an increase of $48,357 from $104,431 in the Prior Period, primarily related higher average levels of interest-bearing debt in the Current Period.

Net Loss Attributed to Non-Controlling Interests

The net loss attributed to non-controlling interests increased from $5,951 in the Prior Period to $28,065 in the Current Period.

Dividends on Preferred Stock

Dividends in the Current Period of $171,625 decreased from $365,417 in the Prior Period, primarily from the extinguishment of all preferred stock by June 30, 2013.

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

During the Current Period, we issued promissory notes to two lenders for a net of $700,000 and we issued promissory notes in the Prior Period for a net of $2,871,316. During the Current Period, we sold common stock for $427,500 and did not raise money from sales of common stock in the Prior Period. In connection with the acquisition of Hygeia and Canterbury and for possible future acquisitions, the Company is planning to raise $10 million or more. The proceeds raised will be used for operational expenses, settling existing liabilities, and potential acquisitions. Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all. If we cannot obtain such financing, we may not be able to continue as a going concern and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations. Even if we are successful in raising $10 million, we may require additional financing to implement our business plan.

As of September 30, 2013, our principal sources of liquidity consisted of accounts payable, accrued expenses and the issuance of debt and equity securities. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of revenues, we will require working capital as we develop our businesses. At September 30, 2013 we had $255,596 of cash on hand and negative working capital of $6,361,637. At December 31, 2012, we had $312,093 of cash on hand and we had negative working capital of $20,390,998.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Operating activities	$(1,183,997)	$(2,812,853)
Investing activities	–	-
Financing activities	1,127,500	2,871,316
Net change in cash	$(56,497)	$58,463

Operating Activities

Operating cash flows for the Current Period reflect our net loss of $1,826,193, offset by non-cash items totaling $485,277, primarily related to a $8,980,077 gain on adjustment to fair value of derivative liabilities, a $1,409,530 gain on extinguishment of derivative liability offset by a $4,238,650 expense for warrant, stock and option expenses, a $3,069,792 charge for fair value of common stock exchanged for warrants and a $1,935,621 expense for impairment of assets. Cash was further adjusted by a source of funds from working capital of $1,145,583, primarily related to $560,426 provided by other accrued expenses and liabilities and $272,432 in deferred salaries.

Operating cash flows for the Prior Period reflect the net loss of $23,157,122, offset by non-cash items totaling $16,598,667, primarily related to loss of $13,845,208 on adjustment to FV of derivative liabilities. Cash was further adjusted by a source of funds from working capital of $3,745,602, primarily from $965,040 provided from other accrued expenses and liabilities, $1,225,441 in deferred salary, $538,515 for receivable from former officer and director, $452,041 for rent liability for facilities no longer occupied, $365,417 for accrued preferred dividends and $182,709 from accounts payable.

Investing Activities

Capital constraints resulted in no cash used in investing activities during the Current Period or the Prior Period.

Financing Activities

We issued notes payable in the Current Period for $700,000 and sold common stock for $427,500. In the Prior Period we issued notes payable for $2,871,316.

In January 2013, the Company signed a term sheet (“Term Sheet”) with an outside financial firm (“Financial Firm”) to have the Financial Firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”) . The Financial Firm entered into agreements in July 2013 with such Creditors to acquire $1,865,386 in liabilities (“Liability Settlement”) of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for the Liability Settlement. A court order based on this complaint was issued on October 7, 2013. Based on conditions agreed to in the Term Sheet, the Company will settle that judgment by issuing common stock to the Financial Firm. Under an exemption from registration in the SEC regulations, common stock issued pursuant to this court order is tradable without restrictions. This common stock will be issued in tranches such that the Financial Firm will not own more than 9.99% of outstanding shares at any time and will be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the stock is three times the Liability Settlement (“Settlement Period”). The Financial Firm will sell the shares to generate proceeds to pay the Creditors.

If the court order had been issued on September 30, 2013 and using the stock price of $0.108 as of that date, the Financial Firm would have received approximately 20,500,000 shares of common stock for the Liability Settlement and the Company would record a loss of approximately $373,000 based on the excess of the value of the shares issued over the value of the liabilities acquired by the Financial Firm. If the bid price drops during the Settlement Period, the Company is obligated to issue additional shares to ensure the Financial Firm has sufficient stock to cover the Liability Settlement. Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of the number of shares of stock owed to the Financial Firm. This liability will be adjusted on a quarterly basis for changes in the market price of the Company’s stock, which will produce gains and losses in the period that such adjustment is made. For example, if the current bid price fell during the Settlement Period to an price of $0.05, the Company would issue approximately 26,000,000 additional shares to the Financial Firm for total shares issued of 46,500,000 and the Company would record an additional loss of $1,295,000 for these shares. The selling activities of the Financial Firm could put downward pressure on the stock price. The Financial Firm held a promissory note for $50,000 that was converted into 833,333 shares of common stock on October 3, 2013 and received a fee of 150,000 shares of common stock on October 7, 2013. An initial tranche of 20,000,000 shares was issued to the Financial Firm on November 15, 2013.

Summary of Contractual Obligations

Set forth below is information concerning our known contractual obligations as of September 30, 2013 that are fixed and determinable by year starting with the year ending December 31, 2013.

					Beyond
	Total	2013	2014	2015	2015
Notes payable	$2,575,002	$2,575,002	$–	$–	$–
Deferred Salary	1,425,365	1,425,365	–	–	–
Rent obligations	1,260,644	677,737	339,958	242,949	–
Accrued board fees	584,761	584,761	–	–
Consulting agreement	375,000	250,000	125,000	–	–
Employee contracts: other	211,358	211,358	–	–	–
Accrued interest	207,593	207,593	–	–	–
Total	$6,639,723	$5,931,816	$464,958	$242,949	$–

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting (“ICFR”)

There have been no changes in the Company’s ICFR through the date of this report or during the period ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2013, the Company signed a term sheet (“Term Sheet”) with an outside financial firm (“Financial Firm”) to have that Financial Firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”) .. The Financial Firm entered into agreements in July 2013 with such Creditors to acquire $1,865,386 in liabilities (“Liability Settlement”) of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for the Liability Settlement. A court order based on this complaint was issued on October 7, 2013. Based on conditions agreed to in the Term Sheet, the Company will settle that judgment by issuing common stock to the Financial Firm. Under an exemption from registration in the SEC regulations, common stock issued pursuant to this court order is tradable without restrictions. This common stock will be issued in tranches such that the Financial Firm will not own more than 9.99% of outstanding shares at any time and will be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the stock is three times the Liability Settlement (“Settlement Period”). The Financial Firm will sell the shares to generate proceeds to pay the Creditors.

If the court order had been issued on September 30, 2013 and using the stock price of $0.108 as of that date, the Financial Firm would have received approximately 20,500,000 shares of common stock for the Liability Settlement and the Company would record a loss of approximately $373,000 based on the excess of the value of the shares issued over the value of the liabilities acquired by the Financial Firm. If the bid price drops during the Settlement Period, the Company is obligated to issue additional shares to ensure the Financial Firm has sufficient stock to cover the Liability Settlement. Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of the number of shares of stock owed to the Financial Firm. This liability will be adjusted on a quarterly basis for changes in the market price of the Company’s stock, which will produce gains and losses in the period that such adjustment is made. For example, if the current bid price fell during the Settlement Period to an price of $0.05, the Company would issue approximately 26,000,000 additional shares to the Financial Firm for total shares issued of 46,500,000 and the Company would record an additional loss of $1,295,000 for these shares. The selling activities of the Financial Firm could put downward pressure on the stock price. The Financial Firm held a promissory note for $50,000 that was converted into 833,333 shares of common stock on October 3, 2013 and received a fee of 150,000 shares of common stock on October 7, 2013. An initial tranche of 20,000,000 shares was issued to the Financial Firm on November 15, 2013.

In July 2013, the Company received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against the Company for $393,592 related to water damage incurred by a printing company on the ground floor of the Company’s former office space in Los Angeles. This damage is alleged to have occurred in connection with a water leak in the Company’s former office in February 2013. The Company has filed an answer to this complaint that includes, but not be limited to, the defense of culpability of the building’s management in this leak. The Company has a dispute with its insurance carrier at that time regarding coverage for this incident and the Company intends to pursue this dispute to ensure that it had proper insurance coverage at that time. The $300,000 accrued for this issue as of December 31, 2012 was increased to $393,592 in the Company’s financial statements as of June 30, 2013.

ITEM 1A.	RISK FACTORS Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	MINE SAFETY DISCLOSURES None

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Index to Consolidated Financial Statements this Report on Form 10-Q.

The following documents are furnished as exhibits to this Report on Form 10-Q.

10.1	Entry into Debt Conversion Agreements (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 18, 2013)

10.2	Entry into Agreement and Plan of Merger with Canterbury Laboratories LLC, Hygeia Therapeutics, Inc. and related parties (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 2, 2013)

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS MEDIA GROUP, INC.

By:	/s/ Jerold Rubinstein
Jerold Rubinstein
Principal Executive Officer

By:	/s/John Moynahan
John Moynahan
Principal Financial Officer

Date:	November 19, 2013

