Form 10-K
period 2013-12-31
RestorGenex Corp
filed 2014-04-15
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-24477

RestorGenex Corporation.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2013 was $26,893,395 (excludes shares held by directors and executive officers).

The number of shares of common stock outstanding at April 1, 2014 was 8,683,785 shares.

RESTORGENEX CORPORATION

FORM 10-K

DECEMBER 31, 2013

i

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

PART I

Item 1.  BUSINESS

RestorGenex is a specialty biopharmaceutical company initially focused on developing products for dermatology, ophthalmology and women’s health.

RestorGenex History

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

In June 2011, the Company acquired Series A Convertible Preferred Stock of ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organizes and promotes mixed martial arts (“MMA”) matches.   These holdings of Series A Convertible Preferred Stock provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite. On February 5, 2009 PEI entered into an Asset Purchase Agreement and other related agreements with Explosion Entertainment, LLC (“Strikeforce”). Under the terms of the Purchase Agreement, Strikeforce acquired from PEI certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets. Consideration paid for the assets consisted of (i) $3 million in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”).  PEI was informed in March 2013 that Strikeforce was no longer conducting these Showtime events and there will be no further license fees received by PEI. Effective June 30, 2013, the Company discontinued operations of ProElite. Effective June 30, 2013, the Company discontinued operations of ProElite.

Effective September 30, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Canterbury Acquisition LLC, a wholly owned subsidiary of the Company (“Canterbury Merger Sub”), Hygeia Acquisition, Inc., a wholly owned subsidiary of the Company (“Hygeia Merger Sub”), Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as Holder Representative, pursuant to which the Company agreed to acquire all of the capital stock of Canterbury and Hygeia (the “Mergers”) with Canterbury and Hygeia becoming wholly owned subsidiaries of the Company. The consideration for the Mergers is the issuance by the Company of an aggregate of 1,150,116 restricted shares of the Company’s common stock issued to the stakeholders of Canterbury and Hygeia. Effective November 18, 2013 (the “Effective Date”), the Mergers were completed, and Canterbury and Hygeia became wholly owned subsidiaries of the Company. The Mergers are subject to rescission if Stratus has not raised $7.5 million or more in gross financing proceeds by April 30, 2014.

On March 3, 2013, the Company entered into an Agreement and Plan of Merger with Paloma Acquisition, Inc., a wholly owned subsidiary of the Company, Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D, as founding stockholder and Holder Representative pursuant to which the Company agreed to acquire all of the capital stock of Paloma with Paloma becoming a wholly owned subsidiary of the Company. On March 28, 2013, the merger with Paloma was closed and the Company issued an aggregate of 2,500,000 post-reverse stock split common shares to the holders of Paloma Common Stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (principal and interest) currently of approximately $1,130,500 to be paid on the first anniversary of the closing of the Paloma merger. The merger with Paloma is subject to rescission if the Company has not raised gross proceeds of at least $7.5 million by May 18, 2014.

Also on March 3, 2014, the Company entered into an Agreement and Plan of Merger with VasculoMedics Acquisition, Inc., a wholly owned subsidiary of the Company, VasculoMedics, Inc. and Dr. Sherris pursuant to which the Company agreed to acquire all of the capital stock of VasculoMedics with VasculoMedics, Inc. becoming a wholly owned subsidiary of the Company. The VasculoMedics merger was concurrently closed with and as a condition to the closing of the Paloma Merger on March 28, 2013, with the Company issuing an aggregate of 220,000 post-reverse stock split common shares to the VasculoMedics stockholders.

On March 7, 2014, the Company effected a reverse stock split 1 to 100 with respect to its Common Stock and the Company changed its corporate name from Stratus Media Group, Inc. to RestorGenex Corporation, a biopharmaceutical company. All stock numbers herein are post reverse split.

Canterbury and Hygeia History

Hygeia is a Delaware Corporation, based in Holden, Massachusetts and was formerly known as Orcas Therapeutics, Inc. It was incorporated on November 14, 2005 to acquire and develop biodegradable hormone receptor modulators for topical indications. Hygeia is focused on developing topical therapies for conditions where localized treatments offer advantages over systemic therapies. It also conducts testing on drugs including topical synthetic estrogen and anti-androgen. Hygeia has signed an Exclusive License Agreement (the “Yale License”) with Yale University (“Yale”) under U.S. Patent 7,015,211“15.alpha.-Substituted Estradiol Carboxylic Acid Esters as Locally Active Estrogens,” U.S. Patent 6,476,012 “Estradiol-16.alpha Carboxylic Acid Esters as Locally Active Estrogens” and U.S. Patent 8,552,061 “Locally active "soft" antiandrogens” (“Yale Patents”). Hygeia agreed to pay royalty fees to Yale quarterly beginning in the first calendar quarter in which net sales occur. Canterbury Laboratories, LLC (the “Canterbury”), is a Delaware Limited Liability Company that was formed on October 14, 2011 and began operations on February 22, 2012. Initially, the Company was a wholly owned subsidiary of Hygeia Therapeutics, Inc. (“Hygeia”). Canterbury is engaged in the premium cosmeceutical business. Cosmeceuticals are the latest addition to the health industry and are sometimes described as cosmetic products with “drug-like benefits”. Generally, cosmeceuticals are products sold over-the-counter, without the regulatory requirement of FDA approval.

A reorganization and separation agreement was signed on October 14, 2011 between Canterbury and Hygeia under which Hygeia received 100% of all issued and outstanding units of all classes of limited liability company membership interests of Canterbury. Hygeia distributed these profit units to holders of its common and preferred stock, with each holder of one share of common or preferred stock in Hygeia given one profit unit in Canterbury. Further, 720,821 shares were issued to the Hygeia’s non-qualifying stock option (“NSO”) holders to liquidate the 720,821 shares of outstanding NSO’s. Holders of Hygeia stock purchase warrants for 1,782,901 shares were issued in exchange an equal number of units of Canterbury stock purchase warrants. Pursuant to the license agreement 1,606,035 shares of Series A convertible preferred stock was issued to Yale University for the Yale License. In February 2012, Hygeia assigned its rights and obligations related to non-prescription products under the Yale License to Canterbury.

Paloma and VasculoMedics History

Both Paloma and Vasculomedics are Delaware corporations and are based in Jamaica Plain, Massachusetts. Paloma was founded in January 2005 and VasculoMedics was founded in November 2007.

Paloma has developed a non-steroidal, synthetic, small molecule drug library for dermatology (psoriasis, atopic dermatitis, rosacea, actinic keratosis, keloid and hypertrophic scarring, Dupuytren’s disease, bullous blistering diseases), ocular disease, cancer, pulmonary fibrosis, CNS (Huntington’s disease and infantile spasm, a form of childhood epilepsy), biodefense and anti-viral application. The lead product, P529, targets and inhibits the PI3K/Akt/mTOR signal transduction pathway, specifically as a first-in-class allosteric, dual TORC1/TORC2 dissociative inhibitor.

VasculoMedics was founded as a platform epigenetic company to develop orally available small molecular inhibitors of zinc finger transcription factors. Zinc finger transcription factors are a subset of transcription factors utilizing zinc at its core for activity. Transcription factors are proteins that bind to specific parts of DNA that control the transfer of genetic information from DNA to RNA. RNA in turn directs the protein making machinery to manufacture one or more proteins controlled by the transcription factor. Hence, by inhibition of a transcription factor, one can specifically inhibit the synthesis of one or more proteins controlled by the particular transcription factor. Many diseases can be linked to the activation of particular proteins whose synthesis is controlled by transcription factors. Inhibition of such transcription factors could then be able to control disease pathology.

OPERATIONS

RestorGenex is a specialty biopharmaceutical company initially focused on developing products for dermatology, ophthalmology and women’s health.

DERMATOLOGY

RestorGenex is engaged in product development for both the cosmeceutical market as well as the prescription dermatology market. Today, there are an estimated 9,600 dermatologists and 7,800 dermatology practices in the U.S according to IMS Health. Harris Williams & Company published a 2013 study projecting that the $10.1 billion U.S. dermatology market is expected to grow to $13.1 million by 2017, representing a 5.3% CAGR. BCC research estimated the global dermatological therapeutics market was worth an estimated $25.0 billion in 2008 and should reach $38.0 million in 2013, for compound annual growth rate (CAGR) of 8.7%.

The Company’s prescription dermatology business primarily is based upon three compounds. The first is HYG-102, a “soft” estrogen, which is under development for the treatment of aging skin fragility/thinning. The second is HYG-440, a “soft” anti-androgen, which is under development for the treatment of androgen excess, e.g. acne, male-pattern baldness (androgenic alopecia) and hirsutism (unwanted excess hair). The third prescription dermatology compound is P529. This compound is under development for the treatment of keloid scarring, psoriasis, atopic dermatitis, rosacea, actinic keratosis, Dupuytren’s disease and the bullous blistering diseases. All of the proposed dermatology products have multiple potential indications and large competitive market sizes as illustrated in the product summary charts below.

The Company’s proposed product portfolio includes a premium cosmeceutical product line. Cosmeceuticals are sometimes described as science-based products that improve the health and appearance of the skin. Generally, cosmeceuticals are sold either direct-to-physicians or through retail channels, without the regulatory requirement of FDA approval. With the rise of more knowledgeable and beauty-conscious consumers, management believes that cosmeceuticals have become one of the fastest growing cosmetic options and include products for skin care, hair care, sun care, lip care, foot care, tooth and gum care. Through an analysis of the developments taking place globally, management believes that the market is presently dominated by skin care and hair care cosmeceuticals.

In a marketing analysis conducted by the Freedonia Group, Inc. in 2011, cosmeceutical demand in the US is forecast to reach $8.5 Billion in 2015 based on growth of 5.8 percent per year from 2010, driven by an aging population seeking to maintain the appearance of youth in an image-conscience society. The demand for skincare products is expected to continue to dominate demand, accounting for 64 percent of the total in 2015, boosted in large part by an increasing number of individuals entering the middle stage of life, when the appearance of age-related skin changes accelerates. Hair care cosmeceuticals generated demand of $549 million in 2010 following annual growth of 2.9 percent. Hair care cosmeceuticals demand is projected to advance 3.4 percent annually through 2015 to $650 million. Over-The-Counter (OTC) products will dominate demand particularly for products promising thicker, more luxuriant hair.

The Company’s first product for aging skin, CL-214, initially will be sold and marketed by Ferndale Pharma Group through physician offices and medi-spas world-wide. Preparation for manufacturing was completed in the first quarter of 2014 and the first batch of CL-214 started formulation development in February 2014. Management believes that the product will be ready for Ferndale’s launch following human skin assessment studies in the second quarter of 2015.

The Company’s “soft estrogen” and “soft anti-androgen” have completed in vitro and in vivo proof-of-concept studies in widely accepted tissue and animal models. Our objective for HYG-102 and HYG-440 is to move into clinical trials as soon as possible after closing on the current financing. With regard to HYG-102 we plan to enter a Phase I/II clinical trial in Q3 2015 for the treatment of skin fragility/thinning and for HYG-440 in Q2 2015 for the treatment of acne. With regard to P529, the Company is currently working toward entering the clinic in a Phase I/II clinical trial for the treatment of keloid scarring/hypertrophic scarring in Q1 2015.

Cosmeceutical Products (non-prescription products)

On March 28, 2011, the Company entered into an Exclusive Development Collaboration Agreement with Ferndale Pharma Group, Inc. (“Ferndale”), an experienced developer, manufacturer and formulator of cosmeceutical products. Ferndale is a privately owned company located in Ferndale, Michigan. Established in 1897, Ferndale is a holding company operating through six (6) specialty healthcare companies all focused on offering high-value prescription and over-the-counter products treating a wide variety of medical disorders ranging from benign anorectal disorders to skin conditions. Ferndale has over thirty (30) years of experience manufacturing topical Rx and OTC drugs, medical devices and cosmeceuticals for both domestic and international distribution.

Ferndale performed early development studies on the Company’s portfolio to identify a lead cosmeceutical candidate suitable for aging skin. As a result of the studies, a lead product, which the Company refers to as “CL-214” was selected. On March 22, 2012, the Company entered into a Sublicense Agreement (the “Sublicense”) with Ferndale for the formulation, manufacture, sale and marketing of CL-214 within Ferndale’s established marketing channel for cosmeceuticals, which are the offices of surgeons, physicians and other health care providers (the “Distribution Channel”). Ferndale is responsible for all costs and expenses associated with developing marketing products for sale through the Distribution Channel. The Territory is the world.

In consideration of the Company’s entering into the Sublicense, Ferndale has agreed to pay to the Company the following amounts on a country-by-country basis:

A.     Royalties

Ten (10%) percent of Net Sales of products sold within the Territory where the Yale Patent is valid and in force; Four and One-Half (4 ½ %) percent of Net Sales sold within the Territory when the Yale Patent has expired and Two (2%) percent of Net Sales when the Yale Patent has been held invalid by final judgment of a court of competent jurisdiction.

B.     Use Fee

i.        One Hundred Thousand ($100,000) Dollars payable within thirty (30) days following the first commercial sale of a product in the United States and Canada;

ii.       Twenty Thousand ($20,000) Dollars payable within thirty (30) days following the first commercial sale of a product in each of the following countries: (a) Germany, (b) France, (c) United Kingdom, (d) Japan and (e) Brazil; and

iii.      Any fees received by Ferndale from a distributor or other comparable party during the Term shall be divided equally and paid by Ferndale to Canterbury when received.

C.     Sales Milestone Payments

i.        One Hundred Thousand ($100,000) Dollars at such time as the trailing twelve (12) months of Net Sales in any country in the Territory first exceeds One Million ($1,000,000) Dollars;

ii.       Two Hundred Thousand ($200,000) Dollars at such time as the trailing twelve (12) months of Net Sales in any country in the Territory first exceeds Five Million ($5,000,000) Dollars; and

iii.      Four Hundred Thousand ($400,000) Dollars at such time as the trailing twelve (12) months of Net Sales in any country in the Territory first exceeds Ten Million ($10,000,000) Dollars.

For purposes of the Ferndale Sublicense Agreement, the United States and Canada are considered to be one (1) country. Net Sales has the customary definition with the usual and standard permitted deductions provided, however, that under no circumstances can the aggregate deductions from gross sales exceed Seven and One-Half (7½ %) percent of the gross amount actually received by Ferndale or an Affiliate. None of the amounts described above have yet been paid to the Company. Ferndale has, to date, neither developed nor begun marketing any product covered by the Sublicense.

In addition to the Sublicense, the Company and Ferndale have agreed to enter into a Supply Agreement on commercially reasonable terms pursuant to which Ferndale has committed to purchase all of its required supply of CL-214 from the Company at cost of raw material and directly related costs and expenses. The Supply Agreement has not yet been executed and the terms have not been finalized.

The term of the Sublicense, which is subject to the terms and conditions of the Yale License, will continue in full force and effect until the last of the claims in the Yale Patents expire, lapse or are declared to be invalid by a non-appealable decision of a court of competent jurisdiction. Ferndale may voluntarily terminate the license upon ninety (90) days prior written notice to RestorGenex. Further, either party, upon thirty (30) days prior written notice and the failure to correct within that time period, may terminate the Sublicense upon the occurrence of a material breach or a default by the other party. Finally, either party may immediately terminate the Agreement if the other party is adjudged bankrupt, becomes insolvent or enters into a composition with its creditors or if a receiver is appointed.

The Sublicense with Ferndale is the Company’s first collaboration. The Company believes, but has not established, that there are multiple distribution and marketing channels available for its cosmeceutical products, from direct retail sales to consumers to infomercials and the internet. With additional resources and qualified partners and collaborators, RestorGenex intends to explore all of these options. To date, the Company has not negotiated any agreements other than the Sublicense with Ferndale.

The Cosmeceutical Market for Aging Skin

Management believes that skin care is one of the most important categories in the global beauty and personal care industry. Anti-aging products continue to be a significant market performer, showing consistently high increases in revenue over the last five (5) years. While spending has curbed since the economic decline in late 2008, skin care products are one area of consumption that has not generally been negatively affected. Growth in the cosmeceuticals market worldwide is primarily attributed to the aging population in the United States and across the globe. Market gains are driven by a highly receptive, fast-expanding group of middle-aged customers who want to prevent and redress visible damage to the skin caused by aging, sun damage and other environmental stressors. There is also an increase in disposable income in emerging markets like Asia and South America. (Euromonitor: 2011).

For women in their late 40s and early 50s, skin aging accelerates due to the hormonal changes of menopause. Management believes that women’s top fear of aging is losing attractiveness. Many women are experiencing these fears, with 51 million U.S. women between the ages of 45 and 70.

Anti-aging is no longer just about reducing fine lines and minimizing wrinkles but in having skin that is hydrated, evenly toned, textured and supple. Management believes that today’s consumer wants a product that addresses all seven (7) signs of aging: dehydration, fine lines, wrinkles, skin discoloration, large pores, loss of elasticity and fullness. The product(s) that can address all of these issues and is correctly priced will succeed. Anti-aging is fueling the fast-growing cosmeceutical market; these women are actively seeking solutions for aging skin and hair. Anti-aging is the fastest growing segment of the personal care and cosmeceutical industries. Cosmeceutical anti-aging skincare is the fastest growing segment in the skincare market, projected to grow to $3.7 Billion by 2016 with +8.3% Compound Annual Growth Rate (“CAGR”) (2010-2016, Mintel).

The Company believes that the science and technology behind the development of CL-214, and other members of our product portfolio, have the potential to make RestorGenex a market leader by focusing on a plan that maximizes the value of its unique portfolio of assets:

The need: For women in their late 40s and early 50s, skin aging accelerates due to the hormonal changes of menopause. Women’s top fear of aging is losing attractiveness. Many women are experiencing these fears, with 51 million U.S. women between the ages of 45 and 70.

RestorGenex’s Solution: the proprietary ingredients bring a new, differentiated benefit to the anti-aging market. Our ingredients potentially safely halt and reverse age-related hormonal changes in women’s skin and hair. Unlike other anti-aging topical cosmeceuticals, the Company’s ingredients act only at the point of application, are non-irritating and spare internal organs from unnecessary systemic exposure.

Anti-aging is fueling the fast-growing cosmeceutical market: These women are actively seeking solutions for aging skin and hair. Management believes that anti-aging is the fastest growing segment of the personal care and cosmeceutical industries.

Competition: Despite the growth in cosmeceuticals, many of the current anti-aging topical products are either ineffective, unsafe or both. As is the case with the retinoids, their effectiveness is limited by constraints on how much can be applied to skin without causing photo-sensitivity to the sun’s rays and irritation.

The Company’s products can fit multiple product segments: these ingredients can be formulated for multiple cosmeceutical applications where the total addressable U.S. market is $5.5 billion. The Company is focused on the cosmeceutical skin and hair care segments where the addressable U.S. market is $2.3 billion and $550 million, respectively.

The Company’s business plan maximizes the value of the ingredients and creates a large and growing business in skin and hair care: the plan is sequenced to attack the largest cosmeceutical market quickly with a unique benefit of halting and reversing the effects of aging, then accelerating growth in other key segments while leveraging current brand and channel assets.

Current Status of the Company’s Over-The-Counter Dermatology Products

The Company’s first product for aging skin, CL-214, will be developed and initially be sold and marketed by Ferndale Pharma Group through physician offices and medi-spas world-wide. Preparation for manufacturing was completed in the first quarter of 2014 and the first batch of CL-214 started formulation development in February 2014. Management believes that CL-214 will be launched by Ferndale in the second quarter of 2015, following human skin assessment studies.

OPTHAMOLOGY

The Company’s opthalmology business is based upon developing a non-steroidal, synthetic, small molecule drug library through computational design, and synthetic and medicinal chemistry, resulting in a family of agents, called “Palomids.” The company’s Palomids have shown significant activity in in vitro (“test tube”) and in vivo (animal) models of disease. The specific focus is on pathologies showing an aberrant up-regulation of the PI3K/Akt/mTOR pathway in the area of ophthalmology. The Company has completed two human Phase I clinical studies with one of its Palomids “P529” for age-related macular degeneration, both of which showed preliminary evidence of activity and no toxicity. The company is planning Phase II studies for age-related macular degeneration (later diabetic macular edema, proliferative vitreoretinopathy and uveitis).

The Company has submitted patents (currently 16 issued patents and 29 pending applications) covering its ownership of intellectual property relating to a series of novel, proprietary, small molecule drugs created through an integrated design platform incorporating proprietary, customized and industry standard computational tools that the Company believes may have therapeutic potential for the treatment of certain ophthalmic disease (age-related macular degeneration, diabetic macular edema, proliferative vitreoretinopathy and uveitis). These small molecule drugs, “Palomids,” have shown activity in the test tube (in vitro) and in animal (in vivo) models of disease. Palomid 529 (P529), lead drug of the Palomid series, entered the clinic in 2010 for age-related macular degeneration in two Phase I/II clinical trials. The Company sponsored trial using intravitreal administration, was completed in December of 2011. The National Eye Institute (NEI) sponsored trial using subconjunctival administration, was completed in July of 2012.

The Company believes that age-related macular degeneration is an important potential use of P529 and expects to initiate a Phase I/II clinical trial in Q1 2015.

Example of human Phase I Results. P529 was shown to reduce fluid pockets in patients. In the presence of Lucentis, in Lucentis refractory patients, P529 was shown to reduce cyst and thin retina.

In ocular diseases, P529 may improve vision by simultaneously inhibiting growth, reducing edema and hemorrhage, and, possibly, regress existing disease-causing ocular vessels. P529 has shown activity in animal models of macular degeneration and diabetic retinopathy. In a retinal detachment fibrotic animal model, it has shown nearly complete elimination of retinal scar formation.

Background

P529 is a first-in-class PI3K/Akt/mTOR pathway inhibitor. Other companies also are developing drugs to target this pathway, notably AstraZeneca, OSI Pharmaceuticals, Wyeth Pharmaceuticals, Ariad and Intellikine (recently merged with Takeda) having small molecule drug inhibitors in the clinic. Although such companies may have their drugs approved prior to that of RestorGenex, the Company will be able to observe how these companies are progressing through the clinic and learn by example how to develop its own drugs. By this ability, the Company expects to move quickly, effectively and efficiently through the clinic. The Company believes that success in the development of other PI3K/Akt/mTOR acting inhibitor drugs will increase the value of the drugs in the Company’s pipeline. The Company’s therapeutic indication areas have large market sizes. In addition, business development deals have been quite lucrative in this space notably for anti-angiogenesis agents to treat ocular diseases.

Current Status of Opthalmology Products

The Company is developing its Palomid series of compounds targeting several disease indications including ophthalmology. The Company has completed two Phase I studies in age-related macular degeneration. Both studies showed a lack of toxicity and preliminary evidence of activity. RestorGenex plans to engage in Phase II studies with either macular degeneration (as a LucentisTM/EyleaTM companion drug) and/or proliferative vitreoretinopathy.

The Company is developing P529 and its analogs for a variety of diseases where the PI3K/Akt/mTOR pathway shows aberrant up-regulation. RestorGenex’s preclinical work is divided into research and development. Research has traditionally been out-sourced to academic laboratories. Development work may be divided into two areas. First, process development for the manufacture of both API and drug product along with the final GMP manufacturing of API and drug product, and second, GLP and non-GLP toxicology work to support toxicology studies.

Product Rationale

P529: For the Company’s ophthalmic disease programs, essentially all research and development has been completed. Management may though revisit manufacturing process and formulation if the need arises as P529 proceeds through clinical studies.

P529 Analogs: The Company has a library of third generation Palomids of which 14 are considered top priority for research and possibly development. Some or all of these analogs are in the process of active research to determine whether they may be of clinical utility as either backup compounds or second generation compounds. As these analogs are relatively similar in structure with alterations in side chains, structure/activity relationship modeling may be made once data is compiled to give understanding of how the side chains may be altered to show activity differences. This work may further result in different analogs to be used in different indication areas.

As discussed above, P529 has completed Phase I studies in age-related macular degeneration. Data from these studies have shown P529 to be safe, lacking toxicity, even at the injection site for both the intravitreal and subconjunctival clinical studies.

Although the Phase I studies were designed to assess safety, some patients exhibited what may be considered as preliminary activity. This activity manifested itself in reducing retinal thickness and fluid pocket size, as well as some degree of vision improvement. However, as these studies were not designed to statistically evaluate efficacy statistically, a larger Phase II study is in the planning stage for subconjunctival administration in either or both age-related macular degeneration and diabetic macular edema in the presence and absence of standard of care LucentisTM. As P529 has shown augmentation of activity with anti-VEGF in preclinical studies and possibly in the Company’s clinical studies, P529 is being considered as a companion drug for LucentisTM as opposed to attempting to supersede LucentisTM as monotherapy which is considered a very high bar to hurdle.

The Market for Therapeutic Indications

Management believes the ophthalmology indication for P529 falls within a therapeutic area that exhibits certain unmet needs with a market size of $7 billion.

WOMEN’S HEALTH

The Company also is engaged in the prescription women’s health business. The Company has a “soft” estrogen compound, HYG-102, under development for vulvar and vaginal atrophy (VVA), a condition affecting peri- and post-menopausal women due to declining levels of estrogen.

HYG-102 and HYG-440 target hormonal aging in women which radically affects the mucous membranes, skin and hair of women in menopause due to loss of estrogen which affects how women look and feel, and their sexual activity. Management believes it is an urgent problem for women. As a result, many women are purchasing anti-aging products at a high rate into their seventies, which management believes makes all anti-aging products a fast growing segment. Management believes competitive products are inadequate: currently available prescription hormone therapy comes with risks and many of the current Over-The-Counter (“OTC”) products are minimally effective because they do not address the root causes of aging skin and hair; and Management believes that the markets are underserved: products that are available for the urogenital, skin and hair changes that women experience in the menopausal years to senescence are few, ineffective or carry unwanted potential risks to health. Management believes that more women are experiencing the effects of peri- and post-menopause; there are 64.5 million U.S. women over 45 years of age and this group will grow +5.4% by 2015. The average age of menopause in the U.S. is approximately 51 years of age.

Development Programs

HYG-102, the lead “soft” estrogenic candidate, is a member of the 15-alpha-carboxylic acid esters of estrogen, HYG-102, is under development for the topical/vaginal treatment of vulvar and vaginal atrophy.

Product Rationale

HYG-102: Estrogens are known to support skin and mucous membrane health by maintaining thickness, elasticity and moisture content in women. As estrogen levels decline with age, skin and mucous membrane thickness, elasticity and moisture content also decline. Skin loses half of its elasticity by age 60 and continues to decline with age. Vaginal wall atrophy, a condition that significantly reduces quality of life, affects 47% of women within three years of menopause and approaches 100% over time. The profound effects of estrogens on skin were known long before it was discovered that estrogen receptors are present in all epithelial tissues but most abundant in skin and the uterus. Decades after estrogens were first used over-the-counter (OTC) in facial creams, shampoos and hair conditioners to restore and maintain skin and hair health, unwanted estrogenic side effects were linked to the use of those products. In 1994, safety concerns finally led to the removal of all estrogens and other hormone-containing OTC products in the U.S. Less than ten (10) years later, the use of estrogen-containing prescription products was associated with an increased risk of cancer and cardiovascular disease. These risks associated with estrogen use have made many doctors and patients hesitant to use estrogens to manage vaginal and vulvar atrophy associated with low estrogen.

Market Potential

VVA: Vulvar and vaginal atrophy (VVA) is a urogenital disorder caused by a decrease in estrogen, typically occurring during menopause. When estrogen levels are low, the tissues of the vulvar vaginal region become less moist and the elastic and collagen fibers that give the vaginal wall stretch and stretchiness decreases in number. The skin of the opening becomes thinner and less protective. Thus, the vulvar and vaginal region becomes painful to intercourse and there is an increased incidence of urinary tract infections. In extreme cases, thinning of the tissue can lead to tiny abrasions that cause the sides of the vaginal opening to stick together and the opening may become fused closed. The VVA market is in need of a product with lower systemic activity since treatment guidelines issued by the FDA favor estrogenic products with lower systemic effects. Management believes that only 1 in 4 women with VVA symptoms are being treated because of safety concerns of currently marketed estrogen-containing products. Prevalence, severity and awareness of the condition are increasing as the population ages. Women spend 1/3 of their lives in menopause. Management believes that the post-menopausal VVA market in the US is currently over $1 billion. The CAGR has grown by 8.8% over the past 5 years and the world-wide market is expected to grow to over $2B billion dollars by 2022.

Current Status of Women’s Health Products

The Company’s “soft estrogen” has completed in vitro and in vivo proof-of-concept studies in widely accepted tissue and animal models. Our objective for HYG-102 is to move into clinical trials as soon as possible after closing on the current financing. With regard to HYG-102 we plan to enter a Phase I/II clinical trial in Q2 2015 for the treatment of vulvar and vaginal atrophy.

OTHER INDICATIONS/PRODUCTS

In addition to the potential products and indications described above, the Company also has other potential products in its portfolio for a host of other indications that can be developed either internally or through license to other biopharmaceutical companies which may have greater resources than RestorGenex. These other indications include the use of our Palomids in areas like oncology, CNS disorders, cardiovascular medicine and biodefense. The Company also may develop orally available small molecular inhibitors. In order to create novel, patentable inhibitors of zinc-finger transcription factors, the Company has initially targeted the zinc finger transcription factor, VEZF1 (vascular endothelial zinc finger). VEZF1 is essential for embryonic blood vessel formation and regulates the synthesis of important growth factors such as IL3, endothelin-1 and neuropilin-1. Notably, VEZF1 is thought to control at least in part the creation of lymphatic vessels, called lymphangiogenesis. Lymphatic vessels support cancer metastasis. Thus far, the Company has undertaken a novel approach to design inhibitors of VEZF1/DNA binding using homology structural modeling and in silico targeting of small molecules to the VEZF1/DNA interface. Previous modeling work undertaken by the Company has identified a first generation series of small molecule antagonists which show activity in in vitro assay of VEZF1, a VEZF1 responsive promoter-reporter gene cell-active luciferase assay quantitatively establishing VEZF1 transcription activity and in vivo by inhibiting angiogenesis in the murine oxygen-induced retinopathy model. Since transcription factors are functionally closer to the ultimate pathological protein(s), specific inhibition of transcription factors may result in a greater degree of disease fighting activity along with reduced level of toxicity.

Management believes that this may have advantage over conventional small molecule drugs that directly inhibit their target protein through a one-to-one interaction as transcription factor inhibitors will turn off pathological protein manufacturing capability at its source in pathological conditions such as dermatologic diseases, cancer and retinal diseases of neovasculature.

In 2006, the market for all products regulating angiogenesis was predicted to reach $2.4 billion and was growing at an average annual growth rate (AAGR) of over 88%. Demands to identify a safe and effective cancer therapy that is low cost and will increase cancer survival are driving innovation in the market. The generation of new lymphatic vessels through lymphangiogenesis and the remodeling of existing lymphatics are thought to be important steps in cancer metastasis. The past decade has been exciting in terms of research into the molecular and cellular biology of lymphatic vessels in cancer, and is considered as an unmet need for cancer therapeutic development.

RestorGenex has rights to and owns technologies and potential products beyond just those described above. It is the Company’s strategy to focus at the current time on dermatology, ophthalmology and women’s health as described in this document. Beyond those products described the Company will review our technologies and potential products on a regular basis and consider internal development in the future and the potential to out-license portions of our technology and potential products to other biopharmaceutical companies with greater resources than RestorGenex. The technologies and products that could be licensed are those included in the following indications; the respective potential market sizes are included.

•	Dermatology ($10 billion)
•	Ophthalmology ($5 billion)
•	Oncology ($30 billion)
•	CNS ($100 billion)
-	Infantile Spasm (epilepsy)
-	Aberrant protein accumulation
•	Huntington’s/Parkinson’s disease
•	Amyotrophic lateral sclerosis
•	Alzheimer’s disease
•	Schizophrenia
•	Fibrosis ($4 billion)
-	Pulmonary/Renal
•	Infectious disease ($20 billion)
-	HIV/AIDS
-	HCV
•	Biodefense ($50 billion)
-	Radiation protectant/mitigant
•	Cardiovascular ($5 billion)
-	Drug eluting stent
•	Orphan Disease
-	Progeria (systemic)
-

In addition, RestorGenex may be the only company that has developed and may develop further small molecule drug zinc-finger transcription factor inhibitors/activators. RestorGenex has the potential of being an epigenetic company having the ability to affect DNA function without changing its structure. This modality has recently become a major interest for academics, biotechnology and pharmaceutical companies. RestorGenex potentially would focus on a variety of indications where a zinc-finger transcription factor has been implicated in disease.

Background

Zinc finger transcription factors are a subset of transcription factors utilizing zinc at its core for activity. Transcription factors are proteins that bind to specific parts of DNA that control the transfer of genetic information from DNA to RNA. RNA in turn directs the protein making machinery to manufacture one or more proteins controlled by the transcription factor. Hence, by inhibition of a transcription factor, one can specifically inhibit the synthesis of one or more proteins controlled by the particular transcription factor. Many diseases can be linked to the activation of particular proteins whose synthesis is controlled by transcription factors. Inhibition of such transcription factors could then be able to control disease pathology. Since transcription factors are functionally closer to the ultimate pathological protein(s), specific inhibition of transcription factors may result in a greater degree of disease fighting activity along with reduced level of toxicity. This may have advantage over conventional small molecule drugs that directly inhibit their target protein through a one-to-one interaction as transcription factor inhibitors will literally turn off pathological protein manufacturing capability at its source. The Company’s disease area of focus could include dermatology, cancer and ophthalmic diseases of retinal origin.

Development Programs

Subject to management’s decision and available resources, the Company may plan to expand and continue or out-license its work with VEZF1 small molecule drug development to allow Phase I clinical development for oncology as well as its pipeline aimed at other zinc-finger targets in a variety of indication areas. The Company is currently evaluating ZNF750 for its dermatology program for common and rare human skin disorders, including atopic dermatitis, psoriasis, ichthyosis vulgaris, and epidermal cancers, which in lifetime aggregate afflict a large portion of the U.S. population.

Product Rationale

Since transcription factors are functionally closer to the ultimate pathological protein(s), specific inhibition of transcription factors may result in a greater degree of disease fighting activity along with reduced level of toxicity. The Company’s compounds may have an advantage over conventional small molecule drugs that directly inhibit their target protein through a one-to-one interaction as transcription factor inhibitors. No other company is developing small molecule drugs targeting the disruption of the zinc finger transcription factor and DNA interaction.

Market Potential

Management believes that angiogenesis inhibitors are an effective and safe treatment for a number of diseases that involve a proliferation of blood vessels, like cancer. The number of cancer cases globally is expected to grow to 22.2 million in 2030, from 12.8 million in 2008 according to Bloomberg. The world’s aging population is one reason oncology is a hot prospect for drug makers. Cancer drugs also carry bigger price tags than many other types of treatments. Increasing numbers of patients plus lucrative pricing equals big growth for the oncology market, with sales expected to surpass $114 billion by 2018, according to EvaluatePharma.

As of 2006, the market for all products regulating angiogenesis was predicted to reach $2.4 billion and was growing at an average annual growth rate (AAGR) of over 88%. Global Industry Analysts, Inc. recently released a comprehensive global report on angiogenesis inhibitors and stimulators markets. The global market for angiogenesis inhibitors and stimulators is forecast to reach US$53.5 billion by the year 2015. The report cited aging population worldwide, increasing incidence of cancer patients and heart diseases, changing lifestyles, and unmet needs in present oncology therapeutic area as the key factors driving growth in the angiogenesis inhibitors and stimulators market. Increased adoption of approved anti-angiogenic drugs as well as robust pipeline of efficacious new drugs across diverse cancer indications are expected to drive future growth in the angiogenesis inhibitors market.

Oncology

There is consensus that demand exists for novel and effective cancer treatments, however no one knows whether the ideal agent will be an angiogenesis inhibitor or not. Angiogenesis inhibitors are unique cancer-fighting agents because they tend to inhibit the growth of blood vessels rather than tumor cells. In some cancers, angiogenesis inhibitors are most effective when combined with additional therapies, especially chemotherapy. It has been hypothesized that these drugs help normalize the blood vessels that supply the tumor, facilitating the delivery of other anticancer agents, but this possibility is still being investigated. That being said, there is the potential to use RestorGenex technology independently or in conjunction with other treatments to address many types of cancer.

Lucintel reported that the global oncology drugs industry experienced significant growth during the past five years and is expected to continue that momentum to reach an estimated $100.6 billion in 2018. Lucintel’s study points to an aging population, changing lifestyles, more effective diagnosing, unhealthy eating habits, and an increasing incidence of chronic diseases across the entire global population as supporting growth opportunities for the oncology drugs industry players.

Opthalmology

Angiogenesis in the eye underlies the major causes of blindness in both developed and developing nations, including exudative age-related macular degeneration (AMD), proliferative diabetic retinopathy (PDR), diabetic macular edema (DME), central retinal vein occlusion (CRVO), neovascular glaucoma, corneal neovascularization (trachoma), and pterygium.

The global ophthalmology drug and devices market is witnessing a significant growth due to the increasing incidence and prevalence of eye related disorders such as presbyopia, macular degeneration, and diabetic retinopathy among the aging population. According to MarketsandMarkets.com, the Global Ophthalmology Drug and Devices Market is expected to reach a market size of $36 billion by the year 2014, at a CAGR of 5.4% from 2009-2014. The drugs market is expected to reach a size of $19.8 billion by the year 2014 growing at a CAGR of 4% from 2009-2014.

Dermatology

Today, there are an estimated 9,600 dermatologists and 7,800 dermatology practices in the U.S according to IMS Health. Harris Williams & Company published a 2013 study projecting that the $10.1 billion U.S. dermatology market is expected to grow to $13.1 million by 2017, representing a 5.3% CAGR. BCC research estimated the global dermatological therapeutics market was worth an estimated $25.0 billion in 2008 and should reach $38.0 million in 2013, for compound annual growth rate (CAGR) of 8.7%.

GOVERNMENT REGULATION

Government authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. Our business is subject to numerous laws and regulations. The formulation, manufacturing, packaging, labeling, registration, advertising, distribution, importation, storage and sale of our cosmetic products are subject to extensive regulation by various Federal agencies, including the U.S. Food and Drug Administration, or the “FDA,” the U.S. Federal Trade Commission, or the “FTC,” the U.S. Environmental Protection Agency, or the “EPA,” and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by us or our manufacturers to comply with those laws and regulations could lead to enforcement action and the imposition of significant penalties or claims, resulting in significant loss of sales, and could have a negative effect on our business, results of operations and financial condition. If we fail to comply with Federal, state or foreign laws and regulations, we could be required to suspend manufacturing operations, change product formulations, suspend the sale of certain products, initiate product recalls, change product labeling, packaging or advertising or take other corrective actions. Any of these actions could harm our business, financial condition and results of operations. In addition, the adoption of new laws or regulations or changes in the interpretations of existing laws or regulations may result in significant compliance costs or discontinuation of products. Our failure to comply with FDA, FTC, EPA or state laws and regulations, or with laws and regulations in foreign markets, that cover our advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise materially adversely affect the distribution and sale of our products and our business.

Under the Federal Food, Drug, and Cosmetic Act, or “FDCA”, cosmetics/cosmeceuticals are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. Cosmeceuticals, unlike prescription drugs, are not subject to pre-market approval by the FDA but the product and ingredients must be tested to assure safety. If safety has not been adequately substantiated, a specific label warning is required. The FDA monitors compliance of cosmeceutical products through random inspection of cosmeceutical manufacturers and distributors to ensure that the products neither contain false or misleading labeling nor are manufactured under unsanitary conditions. Inspections also may occur from consumer or competitor complaints filed with the FDA. In the event the FDA does find false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, our distribution channel may be affected by a possible product recall or insufficient product in the marketplace resulting in reduced product sales and revenue to us and increased costs to our operations.

We may also, at some point in the future, be subject to a variety of other laws and regulations. Our failure to comply, or assertions that we have failed to comply, with these laws and regulations could have a material adverse effect on our business in a particular market or in general. To the extent we decide to commence or expand operations in additional countries, laws and regulations in those countries, or the cost of complying with such laws and regulations, may prevent or delay entry into or expansion of operations in those markets or could have a negative effect on our operating margins for products sold in those countries. Regulatory requirements can vary widely from country to country and could further delay the introduction of our products into those countries. We may not be able to enter into acceptable agreements to market and commercialize our products in international markets.

Our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into those markets. Government laws and regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of our products.

The FDA does not have a pre-market approval system for cosmetics/cosmeceuticals, and we believe we are permitted to market our cosmeceuticals and have them manufactured without submitting safety or efficacy data to the FDA. However, the FDA may in the future determine to regulate our cosmetics or the ingredients included in our cosmetics as drugs or biologics. If certain of our products are deemed to be drugs or biologics, rather than cosmetics, we would be required to conduct clinical trials to demonstrate the safety and efficacy of these products in order to continue to market and sell them. In such event, we may not have sufficient resources to conduct the required clinical trials, we may not be able to establish sufficient efficacy or safety to resume the sale of these products, we may not gain regulatory approval of the trial design, the clinical trials may be subject to unanticipated delays due to their time-consuming nature and the outcome of any clinical trial is uncertain. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our cosmetics and any related interruption in the marketing and sale of these products could severely damage our brand reputation and image in the marketplace, as well as our relationships with retailer customers, which would harm our business, results of operations and financial condition.

Some of our cosmeceuticals may be considered over-the-counter, or “OTC,” drug products by the FDA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a monograph system that specifies active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are OTC drugs are not in compliance with the applicable FDA monograph, we would be required to (i) reformulate such product, (ii) cease to make certain use claims relating to such product or (iii) cease to sell such product until we receive further FDA approval. If more stringent regulations are promulgated, we may not be able to comply with such statutes or regulations without incurring substantial expense. In addition, OTC drug products must be manufactured in accordance with pharmaceutical good manufacturing practice regulations. Our OTC drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA as well as regular and ongoing inspections. In addition, inspections may be commenced as a result of consumer or competitor complaints related to our products. Corresponding state agencies may also inspect our facility to ensure strict compliance with drug good manufacturing practices and other government regulations and corresponding foreign standards. We have minimal control over third-party manufacturers’ compliance with these regulations and standards. If the FDA finds a violation of drug good manufacturing practices, it may enjoin the manufacturer’s operations, seize products, or criminally prosecute the manufacturer, any of which could require us to find alternative manufacturers, resulting in additional time and expense.

Preparing drug candidates for FDA approval has been historically a costly and time-consuming process. In order to gain FDA permission to test the Company’s drugs, the Company must first conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent’s effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug (IND) application for the Company’s drugs, which the FDA must review before human clinical trials of an investigational drug can begin. The IND includes a detailed description of the clinical investigations to be undertaken. In order to commercialize any products, the Company must sponsor and file an IND and conduct clinical studies to demonstrate the safety and effectiveness necessary to obtain FDA approval of such products. For INDs sponsored by the Company, the Company is required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND.

Clinical trials of drugs are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve a small group ranging from 15-20 subjects, and may take from six months to over one year to complete. Phase II trials normally involve 30-200 patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Phase III clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of the clinical trials, if it concludes that an unwarranted risk is presented to patients, or, in Phase II and III, if it concludes that the study protocols are deficient in design to meet their stated objectives.

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

RISKS RELATING TO OUR BUSINESS

Risks Related To Our Business

Capital constraints have resulted in the employees of the Company not being paid on a regular basis from February 16, 2012 to the date of this report, the Company has vacated most of its office space and is behind on payments to a number of critical vendors.

Capital constraints necessitated that the Company reduce staff beginning February 16, 2012 and the Company has not been able to pay employees on a regular basis since that time, resulting in unpaid salaries of $556,653 as of December 31, 2012.  During this period, a limited number of employees continued to provide services to the Company.  The Company has vacated four offices and now operates on a virtual basis. The Company is liable for rent payments for the remainder of the related lease terms and the liabilities for these payments was $279,141 as of December 31, 2012.  Delays in payments for the Company’s office space and other vendors may have impaired the Company’s credit and standing with its suppliers such that the Company may have difficulty in obtaining favorable credit terms, which may require additional cash.

Goodwill and intangible assets comprise most of our assets and is subject to impairment charges that would increase our losses.  Such losses could have a negative impact on the price of our common stock.

As of December 31, 2013, the total of our goodwill and intangible assets was $15,241,825 or 83% of our total assets of $18,624,955.  This goodwill is evaluated on an annual basis for impairment of the balance sheet value due to active or dormant status, competitive conditions, changes in our plans, and other factors that we determine are highly likely to reduce the ability of these assets to generate cash in the future.  As of June 30, 2013, the Company suspended operations of ProElite. Accordingly, the goodwill for ProElite was considered to be fully impaired, resulting in an impairment expense of $1,935,621 for the year ended December 31, 2013. Additional impairment charges could be required in the future, which would increase losses and reduce our asset base accordingly and which could have an adverse impact on the price of our common stock.

We will require a significant amount of cash, and any failure to generate and raise sufficient cash would impair our ability to implement our business plan.

We will require a significant amount of cash to implement our business plan. Our ability to fund working capital needs and planned capital expenditures will depend on our ability to obtain sufficient financing in the form of equity or debt or a combination thereof, the amount of which will depend in part on our ability to generate cash flow in the future. Our ability to generate future cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations or that our cash needs will not increase beyond what we currently anticipate our cash needs to be. Equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In addition, any debt financing, if available, may involve restrictions on the Company’s ability to pay dividends or the manner in which the Company conducts its business. The Company’s ability to obtain additional financing depends on many factors beyond the Company’s control, including the Company’s net assets and the prospects for the Company’s business. The inability to timely obtain sufficient funds will require the Company to delay, scale back or eliminate all or some of its research and development, personnel recruitment and marketing, among other corporate activities. There is no assurance that the Company will be able to raise sufficient capital or generate sufficient cash flow to permit the Company to timely discharge its obligations or to successfully operate as a going concern.

We have a history of losses and expect to incur losses for the foreseeable future.

Because of our focus on research and development, we have not yet established many of the necessary functions and systems that will be central to conducting business, including an administrative structure, sales and marketing activities and personnel recruitment. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, competition and delays frequently encountered in connection with the development of a new business and new products. There can be no assurance that we will be able to generate sufficient funds from operations or be able to raise sufficient capital to enable us to continue with our business plan and develop new products or, if developed, that the products will be commercially successful. Any factor adversely affecting the sale of future products, including delays in product development, flaws or lack of acceptance of the products would have a material adverse effect on our business, financial condition and results of operations.

We are subject to all of the risks inherent in both the creation of a new business and the development of new products, including the absence of a history of significant operations and the absence of established products that have been produced and sold.

Our success will depend on achieving brand recognition within our targeted markets.

Establishing our brand is critical to our ability to establish and expand our customer base and revenues. We believe that the importance of brand recognition will increase as the number of competitors grows. To attract and retain customers and partners, we intend to increase expenditures to support sales and marketing of our products. We will spend additional funds to secure and maintain protection for our trademarks. Our inability to establish brand recognition will have a materially adverse effect on our business, financial condition and results of operations.

We have no operating history, no products and no revenues.

The Company has not generated any revenues or profits from its life science business. The likelihood of success of the Company must be considered in light of the risks, costs, difficulties and delays frequently encountered in developing new products and services. There can be no assurance that the Company’s products will prove to be commercially feasible, successful or profitable in the foreseeable future.

Our products may not generate revenues in the future.

Our development of current and future product candidates is subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include but are not limited to:

•	Delays in product development, clinical testing or manufacturing;
•	Unplanned expenditures in product development, clinical testing, manufacturing;
•	Failure in clinical trials or failure to receive regulatory approvals;
•	Emergence of superior or equivalent products;
•	Inability to manufacture on our own, or through others, product candidates on a commercial scale;
•	Inability to market products due to third party proprietary rights; and
•	Failure to achieve market acceptance.

Because of these risks, our research and development efforts may not result in any commercially viable products. If significant portions of these development efforts are not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, our business, financial condition and results of operations will be materially harmed.

As an early-stage company, our revenues and profit potential is unproven and our limited operating history makes it difficult for an investor to evaluate our business and prospects. Our technology may not result in any meaningful benefits to our current or potential patients or business partners. Our products may not generate revenues in the future. Further, due to our limited operating history, we have difficulty accurately forecasting revenue or whether there will be any revenue. Our business and prospects should be considered in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in a new and rapidly evolving industry.

We anticipate future losses.

The costs associated with clinical trials and product manufacturing are very expensive and the time frame necessary to achieve market recognition and success for our product candidates is long and uncertain. We do not expect to generate product or royalty revenues for at least several years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

Our product development efforts may not be successful.

Our product candidates have not received regulatory approval and many of our product candidates are generally in research and pre-clinical stages of development. If the results from any of the laboratory research, and preclinical and clinical trials are poor, those results may adversely affect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our antibody technologies. In addition, our product candidates may take longer than anticipated to progress to and through clinical trials, or patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to the clinical sites, the eligibility criteria for the study, and the availability of insurance coverage.

Clinical trials required for our product candidates are expensive and time consuming, and their outcome is uncertain.

In order to obtain FDA approval to market a new drug product, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct extensive pre-clinical testing and adequate and well-controlled clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting pre-clinical or clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	The inability to obtain additional funding to finance our operations;
•	The inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;
•	Slower than expected rates of patient recruitment;
•	The need or desire to modify our manufacturing processes;
•	The inability to adequately observe patients after treatment;
•	Changes in regulatory requirements for clinical trials;
•	The lack of effectiveness during the clinical trials;
•	Unforeseen safety issues;
•	Delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and
•	Government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

Even if we obtain positive results from pre-clinical or clinical trials, we may not achieve the same success in future trials. Clinical trials may not demonstrate statistically sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates employing our technology. The failure of clinical trials to demonstrate safety and effectiveness for our desired indications could harm the development of that product candidate as well as other product candidates. Any change in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

Third-party manufacturing facilities may not continue to meet regulatory requirements and have limited capacity.

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured be in compliance with current good manufacturing practices, or cGMP requirements. To be successful, our products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs. We do have any manufacturing facilities. We do not propose to establish them in the future as we intend to use third-party providers to meet our manufacturing requirements. We may also encounter problems with the following:

•	Production yields;
•	Quality control and assurance;
•	Shortages of qualified personnel;
•	Compliance with FDA regulations, including the demonstration of purity and potency;
•	Changes in FDA requirements;
•	Production costs; and
•	Development of advanced manufacturing techniques and process controls.

In addition, any third-party manufacturer and we will be required to register manufacturing facilities with the FDA and other regulatory authorities. The facilities will be subject to inspections confirming compliance with cGMP or other regulations. If any of our third-party manufacturers or we fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

Since we will be administering some of our products in human clinical trials and thereafter to patients, we will be subject to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of therapeutic products.

Clinical trials on humans create a risk of liability for serious side effects to participants resulting from an adverse reaction to the products being tested or resulting from negligence or misconduct and the associated adverse publicity. We intend to manage our liability risks by trying to follow proper protocols. Such insurance is expensive and difficult to obtain. In the future, insurance coverage might not be available to us on acceptable terms, if at all. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims we might not be able to commercialize our products. If we face a future product liability claim or a product withdrawal, we will suffer a material adverse effect on our financial condition.

We are dependent upon the performance of various corporate and academic collaborators.

We have and will continue to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. We will not have control over how they perform their contractual obligations. Accordingly, we will suffer if they do not fulfill their contractual obligations. We may enter into additional corporate agreements to develop and commercialize product candidates. We might not be able to establish such additional collaborations on favorable terms, if at all, or that our current or future collaborative arrangements will be successful. In addition, third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us. Also, various third parties might not fulfill their obligations in a manner which maximizes our revenues. These arrangements may also require us to transfer certain material rights or issue equity securities to corporate investors, licensees and others. If we license or sublicense our commercial rights to others, we might realize reduced product revenue compared to our direct commercial exploitation. Moreover, we might not derive any revenue or profit from these arrangements. Collaborators might also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, and compete directly with us.

In addition, we have no direct experience in marketing, sales or distribution, and we do not intend to develop a sales and marketing infrastructure to commercialize pharmaceutical products. If we develop product candidates eligible for commercial sales, we intend to rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell these products. We might not be able to obtain access to a marketing and sales force with sufficient technical expertise and distribution capability. We also will not be able to control the resources and effort that a third party will devote to marketing our product candidates. If we are unable to develop and maintain relationships with third parties with the necessary marketing and sales force, we may fail to gain market acceptance of our product candidates, and our revenues could be impaired.

Difficulties managing growth could adversely affect our business, operating results and financial condition.

If the Company achieves growth in its operations in the next few years, such growth could place a strain on the Company’s management, and its administrative, operational and financial infrastructure. The Company’s ability to manage its operations and growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures. In addition, the Company will need to hire additional management, financial and sales and marketing personnel to manage its future operations. If the Company is unable to manage its growth effectively or if the Company is unable to attract additional highly qualified personnel, its business, operating results and financial condition may be materially adversely affected.

Because the manufacture and marketing of human pharmaceutical products requires the approval of the Food and Drug Administration in the United States and similar agencies in other countries, and since we do not yet have such approval, we may not be able to successfully develop and market some of our products.

The manufacture and marketing of human pharmaceutical products in the United States require the approval from the United States Food and Drug Administration. The process that our pharmaceutical product candidates must undergo to obtain these approvals includes preclinical testing and clinical trials to demonstrate safety and efficacy. Such process is expensive and time consuming. Investors are at risk that we will be unable to successfully develop future products, prove safety and effectiveness in clinical trials, or receive applicable regulatory approvals.

We have no experience in manufacturing pharmaceuticals and the applicable good manufacturing practice regulations for the manufacture of our products, nor do we have a manufacturing facility. These regulations include requirements relating to quality control, quality assurance and maintenance of records and documentation. If we cannot establish and demonstrate the proper manufacturing techniques and controls, we will not receive regulatory approval to manufacture and market our products.

Regulatory authorities have the power to withdraw a previously approved product from the market upon a change in regulations or upon receipt of newly discovered information and/or require additional, and potentially expensive, additional testing.

Since we have no operating history with our product candidates, we might face newly discovered information that comes to light after initial approval of our product candidates. Unanticipated changes in existing regulations or the adoption of new regulations could adversely affect the development, manufacture and marketing of our products. Since we have no operating history, ongoing government regulation could cause unexpected delays and adversely impact our business in areas where our inexperience might lead to failure in complying with applicable requirements. Such failure to comply might also result in criminal prosecution, civil penalties, recall or seizure of products, or partial or total suspension of production. Any of these penalties could delay or prevent the promotion, marketing or sale of our products. Furthermore, the laws, regulations, policies or current administrative practices of any governmental body, organization or regulatory agency in the United States might be changed, or applied or interpreted in a manner which will fundamentally alter the ability of us or our collaborative partners to develop, operate, export or market the products or services which we may provide. We do not have lobbying or other resources to affect the course of such changes. If such future changes have an adverse impact on our products or their manufacture and marketing, the likelihood of our success could be damaged.

We are engaged in a rapidly changing field characterized by intense competition that we expect to increase.

As a small, clinical stage company we will experience a competitive disadvantage in the market environment with many of our competitors having significant products that have been approved or are in development and operate large, well-funded discovery and development programs. We are engaged in a rapidly changing field characterized by rapid technological change, new and improved product introductions, changes in regulatory requirements and evolving industry standards. Other drugs and therapies that will compete directly with the products that we are seeking to develop currently exist or are being developed. We expect competition from fully integrated pharmaceutical companies and more established biotechnology companies to be intense and to increase. These companies have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than we do. Many of our competitors have significant products that have been approved or are in development and operate large, well-funded discovery and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for therapeutic products and clinical development and marketing. We have none of these resources. In addition, we will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, pricing and barriers from patent positions of larger companies. We do not have any experience in these areas at this time and therefore we are at a competitive disadvantage.

If our competitors succeed in developing competing products earlier than we do, in obtaining regulatory approvals for such products more rapidly than we do, or in developing products that are more effective or less expensive than the products we develop, we will have difficulty competing with them.

Since our competitors keep the product research and development information confidential, we do not know where they stand in developing competing products. As a result, we might be using our resources to develop products that will face such competition from our competitors and our products might not be successful in the marketplace. Our future success depends on our ability to timely identify new market trends and develop, introduce and support new and enhanced products on a successful and timely basis. We might not be successful in developing or introducing to the market our products. If we fail to develop and deploy new products on a successful and timely basis, we will be non-competitive and unable to recoup the research and development and other expenses we incur to develop and test new product candidates.

Our success may depend in part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health coverage insurers and other organizations, since potential customers might not use our products if such reimbursement is not available.

At the present time, we have not established that such governmental authorities or non-governmental providers will reimburse physicians and patients for the use of some of our product candidates. Recently, the prices of medical products and services have increasingly been examined and challenged by third parties and consumers of such products and services. We anticipate that new federal or state legislation will be proposed to attempt to provide broader and better health care and to manage and contain costs. Since we have not yet established reimbursement coverage, we face significant uncertainty as to the reimbursement status of newly approved health-care products and whether third party reimbursement will be available at price levels sufficient for us to realize our desired returns.

Our discovery and development processes involve the controlled use of hazardous and radioactive materials, which are subject to certain laws and regulations. We cannot eliminate the risk of accidental contamination or injury from these materials.

We are subject to federal, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. We cannot eliminate the risk of accidental contamination or injury from these materials. If such an accident occurs, we might be held liable for any damages that result and any such liability could exceed our resources. We are not specifically insured with respect to this liability.

Risks Relating to Government Regulation

Regulations governing our industry could have a significant negative effect on our business, results of operations and financial condition.

Our business is subject to numerous laws and regulations. The formulation, manufacturing, packaging, labeling, registration, advertising, distribution, importation, storage and sale of our cosmetic products are subject to extensive regulation by various Federal agencies, including the U.S. Food and Drug Administration, or the “FDA,” the U.S. Federal Trade Commission, or the “FTC,” the U.S. Environmental Protection Agency, or the “EPA,” and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by us or our manufacturers to comply with those laws and regulations could lead to enforcement action and the imposition of significant penalties or claims, resulting in significant loss of sales, and could have a negative effect on our business, results of operations and financial condition. If we fail to comply with Federal, state or foreign laws and regulations, we could be required to suspend manufacturing operations, change product formulations, suspend the sale of certain products, initiate product recalls, change product labeling, packaging or advertising or take other corrective actions. Any of these actions could harm our business, financial condition and results of operations. In addition, the adoption of new laws or regulations or changes in the interpretations of existing laws or regulations may result in significant compliance costs or discontinuation of products. Our failure to comply with FDA, FTC, EPA or state laws and regulations, or with laws and regulations in foreign markets, that cover our advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise materially adversely affect the distribution and sale of our products and our business.

Under the Federal Food, Drug, and Cosmetic Act, or “FDCA”, cosmetics/cosmeceuticals are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. Cosmeceuticals, unlike prescription drugs, are not subject to pre-market approval by the FDA but the product and ingredients must be tested to assure safety. If safety has not been adequately substantiated, a specific label warning is required. The FDA monitors compliance of cosmeceutical products through random inspection of cosmeceutical manufacturers and distributors to ensure that the products neither contain false or misleading labeling nor are manufactured under unsanitary conditions. Inspections also may occur from consumer or competitor complaints filed with the FDA. In the event the FDA does find false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, our distribution channel may be affected by a possible product recall or insufficient product in the marketplace resulting in reduced product sales and revenue to us and increased costs to our operations.

We may also, at some point in the future, be subject to a variety of other laws and regulations. Our failure to comply, or assertions that we have failed to comply, with these laws and regulations could have a material adverse effect on our business in a particular market or in general. To the extent we decide to commence or expand operations in additional countries, laws and regulations in those countries, or the cost of complying with such laws and regulations, may prevent or delay entry into or expansion of operations in those markets or could have a negative effect on our operating margins for products sold in those countries. Regulatory requirements can vary widely from country to country and could further delay the introduction of our products into those countries. We may not be able to enter into acceptable agreements to market and commercialize our products in international markets.

Our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into those markets. Government laws and regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of our products.

The regulatory status of our cosmeceutical products could change, and we may be required to conduct clinical trials to establish efficacy and safety or cease to market some or all of our products, which would require significant time and resources.

The FDA does not have a pre-market approval system for cosmetics/cosmeceuticals, and we believe we are permitted to market our cosmeceuticals and have them manufactured without submitting safety or efficacy data to the FDA. However, the FDA may in the future determine to regulate our cosmetics or the ingredients included in our cosmetics as drugs or biologics. If certain of our products are deemed to be drugs or biologics, rather than cosmetics, we would be required to conduct clinical trials to demonstrate the safety and efficacy of these products in order to continue to market and sell them. In such event, we may not have sufficient resources to conduct the required clinical trials, we may not be able to establish sufficient efficacy or safety to resume the sale of these products, we may not gain regulatory approval of the trial design, the clinical trials may be subject to unanticipated delays due to their time-consuming nature and the outcome of any clinical trial is uncertain. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our cosmetics and any related interruption in the marketing and sale of these products could severely damage our brand reputation and image in the marketplace, as well as our relationships with retailer customers, which would harm our business, results of operations and financial condition.

Some of our cosmeceuticals may be considered over-the-counter, or “OTC,” drug products by the FDA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a monograph system that specifies active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are OTC drugs are not in compliance with the applicable FDA monograph, we would be required to (i) reformulate such product, (ii) cease to make certain use claims relating to such product or (iii) cease to sell such product until we receive further FDA approval. If more stringent regulations are promulgated, we may not be able to comply with such statutes or regulations without incurring substantial expense. In addition, OTC drug products must be manufactured in accordance with pharmaceutical good manufacturing practice regulations. Our OTC drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA as well as regular and ongoing inspections. In addition, inspections may be commenced as a result of consumer or competitor complaints related to our products. Corresponding state agencies may also inspect our facility to ensure strict compliance with drug good manufacturing practices and other government regulations and corresponding foreign standards. We have minimal control over third-party manufacturers’ compliance with these regulations and standards. If the FDA finds a violation of drug good manufacturing practices, it may enjoin the manufacturer’s operations, seize products, or criminally prosecute the manufacturer, any of which could require us to find alternative manufacturers, resulting in additional time and expense.

Risks Relating to Our Strategy

Our strategy includes plans for expansion by acquisition, which will require additional capital.

We need to raise additional capital to complete any further acquisitions, and there can be no assurances we will be able to do so, or will choose to do so. While we intend that the value added by acquisitions will more than offset the dilution created by the issuance of shares for acquisitions, there can be no assurance that this offset will occur. Additional financing for future acquisitions may be unavailable and, depending on the terms of the proposed acquisitions, financings may be restricted by the terms of credit agreements and privately placed debt securities contained in the financing. Any debt financing would require payments of principal and interest and would adversely impact our cash flow. Furthermore, future acquisitions may result in charges to operations relating to losses to the acquired events, interest expense, or the write down of goodwill, thereby increasing our losses or reducing or eliminating our earnings, if any.

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

Stockholders may suffer substantial dilution as the result of subsequent financings or if we issue additional securities.

We require substantial additional funds to complete our research and development and operate our businesses. However, there can be no assurance that any financing will occur, or, if it does, that it will occur in a timely fashion or that it will result in raising sufficient additional funds. If we are unable to raise funds on terms favorable to existing stockholders, our stockholders’ position and the value of their investment may be materially adversely affected, significantly diminished, and possibly liquidated.

Risks Relating to Our Intellectual Property

If we are unable to protect our intellectual property our ability to compete would be negatively impacted.

We attempt to protect our intellectual property under the patent and trademark laws. The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names. We own the material trademarks and trade name rights used in connection with the packaging, marketing and sale of our products. Therefore, trademark and trade name protection is important to our business. Although we have registered or applied to register many of our trademarks in the United States and in certain foreign countries, we cannot assure you that all of our trademark applications will be approved.

We also own design patents that relate to some of our products. The design patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Although we have registered or applied to register additional design patents in the United States and in certain foreign countries, we cannot assure you that any of our design patent applications will be approved. In addition, we do not own any formula patents. Our suppliers or other third parties hold certain formula patents for the manufacture of our products. If our relationships with our suppliers were interrupted or terminated, or if we are unable to use formulas covered by third-party patents, our business could be harmed and it would negatively impact our results of operations.

Third parties may also oppose our trademark and design patent applications, or otherwise challenge our use of our trademarks or design patents. We cannot assure you that competitors will not infringe our trademarks or our design patents, or that we will have adequate time and resources to enforce our trademarks and design patents and to protect our rights through litigation or otherwise, or that we will be successful in doing so.

We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could expose us to the following risks, among others:

•	we may be required to defend against infringement claims which are expensive and time-consuming;
•	we may be required to cease making, licensing or using products that incorporate the challenged intellectual property;
•	We may be required to re-design, re-engineer or re-brand our products or packaging; or
•	We may be required to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any of these outcomes would negatively impact our business, results of operations and financial condition.

Our trade secrets may be difficult to protect.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

Our success depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. We rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality agreements with our employees, consultants, outside scientific collaborators, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties all confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. Our agreements also provide that any inventions made based solely upon Company technology, are our exclusive property, and we enter into assignment agreements to perfect our rights.

These confidentiality and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industries, we may employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Such claims may lead to material costs for us, or an inability to protect or use valuable intellectual property rights, which could adversely affect our business, financial condition, results of operations, and prospects.

From time to time we may need to rely on licenses to proprietary technologies, which may be difficult or expensive to obtain or we may lose certain licenses which may be difficult to replace.

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to obtain and maintain protection for our intellectual property and proprietary technology, the value of our technology and future products will be adversely affected, and we will not be able to protect our technology from unauthorized use by third parties.

Our long-term success largely depends on our ability to market technologically competitive product candidates and to protect those technological creations. In order to do so we must:

•	Obtain, maintain and protect commercially valuable patents or the rights to patents both domestically and abroad;
•	Operate without infringing upon the proprietary rights of others; and
•	Prevent others from successfully challenging or infringing our proprietary rights.

If we fail to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Patent protection involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the biotechnology and biopharmaceutical fields are still evolving. Accordingly, the degree of future protection for our patent rights is uncertain. Other risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	The patent applications we intend to file may not result in issued patents or may take longer than we expect to result in issued patents;
•	The claims of any patents that issue may not provide meaningful protection;
•	We may be unable to develop additional proprietary technologies that are patentable;
•	Any patents that may be issued to us may not provide a competitive advantage;
•	Other parties may challenge patents licensed or issued to us;
•	Disputes may arise regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us, our third-party vendors, corporate partners and other scientific collaborators; and
•	Other parties may design around our patented technologies.

We may become involved in lawsuits to protect or enforce our patents that would be expensive and time consuming.

In order to protect or enforce our intellectual property rights, we may initiate patent litigation against third parties. In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put our patent application at risk of not being issued. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could materially adversely affect our business and financial results.

The high level of competition in our industry could harm our business, financial performance, market share and profitability. Many of our competitors have substantially greater resources than we do.

The business of developing prescription drugs for dermatology indications and selling cosmeceuticals for aging skin is highly competitive. These markets include numerous manufacturers, distributors, marketers and retailers that actively compete for consumers both in the United States and abroad. In particular, the cosmeceutical market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. In addition, our products may be, or are at the risk of becoming, obsolete due to new product introductions or new technologies. Our competitors may foresee the course of market development more accurately than we do, develop products and technologies that are superior to ours, produce similar products at a lower cost than we can or adapt more quickly to consumer preferences. Any of these developments would harm our operating results.

We plan to compete in select product categories against a number of multinational manufacturers and pharmaceutical companies, some of which are larger and have substantially greater resources than we do. Therefore, these larger competitors have the ability to spend more aggressively on advertising, marketing and research and to grow more quickly through acquisitions.

Our competitors may attempt to gain market share by offering products at prices at or below the prices at which our products may be offered. Competitive pricing may require us to reduce our prices, which would decrease our profitability or result in lost sales. Our competitors, many of whom have greater resources than ours, may be better able to withstand these price reductions and lost sales. We cannot assure you that future price or product changes by our competitors will not adversely affect our net sales or that we will be able to react with price or product changes of our own to maintain our current market position.

If our products do not appeal to a broad range of consumers, our sales and our business would be harmed.

Our success will depend on our products’ (as and when available for sale) appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our products do not meet consumer demands, our sales will suffer. In addition, our growth depends upon our ability to develop new products through new product lines, product line extensions and product improvements, which involve numerous risks. New product launches are essential to our growth. As we grow, our reliance on new products will increase. We may not be able to accurately identify consumer preferences, translate our knowledge into consumer-accepted products or successfully integrate new products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development or marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our margins. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We may not be able to successfully develop new products in the future, and our newly developed products may not contribute favorably to our operating results.

We are a small company that relies on a few key employees to ensure that our business operates efficiently. If we were to lose the services of any of these key employees, we would experience difficulty in replacing them, which would affect our business operations and harm our business and results of operations.

Our success depends to a significant degree upon the business expertise and continued contributions of our senior management team, any one of whom would be difficult to replace. As a result, our future results will depend significantly upon the efforts and retention of key employees, such as Stephen M. Simes, Yael Schwartz, Ph.D., Craig R. Abolin, Ph.D., and David Sherris, Ph.D. We rely on these individuals for managing/developing our products, developing our business strategy and maintaining strategic relationships. Any of these employees could, with little or no prior notice, voluntarily terminate their employment with us at any time. The loss of service of any of these key employees would harm our business and results of operations.

In addition, our senior management team may not be able to successfully manage our company as it grows larger. If they are unable to handle these increased responsibilities and we are unable to identify, hire and integrate new personnel, our business, results of operations and financial condition would suffer. Even if we are able to identify new personnel, the integration of new personnel into our business will inevitably occur over an extended period of time. During that time, the lack of sufficient senior management personnel would cause our results of operations to suffer.

Our initiatives to expand into product categories may not be successful and any failure to expand into new product categories would harm our business, results of operations, financial condition and future growth potential.

In order to expand our business, we plan to further develop additional products. We may not be successful in our expansion efforts in these areas. Each of these product initiatives involves significant risks, as well as the possibility of unexpected consequences, including:

•	Our prescription based products may fail at any stage of development and/or not obtain FDA approval for commercialization
•	Sales of the new non-prescription products to retailer customers may not be as high as we anticipate;
•	The rate of purchases by consumers may not be as high as we or our retailer customers anticipate;
•	Returns of new products by retailer customers may exceed our expectations;
•	Our marketing strategies and merchandising efforts may be ineffective and fail to reach the targeted consumer base or engender the desired consumption;
•	We may incur unexpected costs as a result of the continued development and launch of new products;
•	Our pricing strategies may not be accepted by retailer customers and/or their consumers;
•	We may experience a decrease in sales of our existing products as a result of introducing new products;
•	There may be delays or other difficulties impacting our ability, or the ability of our third-party manufacturers and suppliers, to timely manufacture, distribute and ship products in connection with launching new products; and
•	Attempting to accomplish all of the elements of expansion in multiple product categories simultaneously may prove to be an operational and financial burden on us and we may be unable to successfully accomplish all of the elements of the expansion simultaneously, if at all.

Each of the risks referred to above could delay or impede our ability to successfully expand into new product categories, which would harm our business, results of operations, financial condition and future growth potential.

We may be unable to increase our sales through new and existing distribution channels which would limit our growth and harm our business, results of operations and financial condition.

Products similar to our potential non-prescription products are sold in department stores, door-to-door, on the Internet, through home shopping television shows, by mail-order and through telemarketing by representatives of direct sales companies. Our growth strategy includes entering new distribution channels such as home shopping television. Any failure to successfully enter new distribution channels could limit our growth. In addition, consumers could choose to purchase cosmetics through distribution channels in which we do not participate. Our ability to continue to grow and achieve similar profit margins is dependent on our continued expansion through multiple distribution channels.

Consumers may reduce discretionary purchases of our products as a result of a general economic downturn or sudden disruption in the economy, which would negatively affect our net sales.

We believe that consumer spending on cosmetics products is influenced by a number of factors, including general economic conditions, inflation, interest rates, energy costs and the availability of discretionary income, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower. Any resulting material reduction in our sales would negatively affect our business, financial condition and results of operations. In addition, sudden disruptions in the economy or adverse weather conditions can have a short or long-term impact on consumer spending. A downturn in the economy or a sudden disruption of business conditions would negatively affect our net sales.

If we are unable to successfully execute any material part of our growth strategy, our future growth and ability to make profitable investments in our business would be harmed.

Our ability to succeed depends on our ability to grow our business while maintaining profitability. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including, without limitation:

•	The level of competition in both the cosmeceutical and prescription dermatology industry;
•	Our ability to continue to successfully execute our growth strategy;
•	Our ability to continuously offer new products;
•	Our ability to maintain efficient, timely and cost-effective research, development, production and delivery of our products;
•	Our ability to obtain sufficient production capacity for our products;
•	The efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness;
•	Our ability to identify and respond successfully to emerging trends in the dermatology and skincare beauty industry;
•	The level of physician and consumer acceptance of our products; and
•	General economic conditions and consumer confidence.

We may not be successful in executing our growth strategy, and even if we achieve targeted growth, we may not be able to sustain profitability. Failure to successfully execute any material part of our growth strategy would significantly impair our future growth and our ability to make profitable investments in our business.

International commercialization of our products and our product candidates faces significant obstacles.

To commercialize our products outside of the U.S., we may need applicable foreign regulatory approval. The process required to obtain approval from such foreign regulatory authorities is unpredictable. We have limited foreign regulatory and commercial resources. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future collaborations with foreign partners may not be effective or profitable for us.

Any variation in the quality of our products or delay in our ability to fill orders would harm our relationships with potential retailer customers.

Our success will depend upon our quality control and on our ability to deliver products in a timely manner. If our products are not delivered according to retailer customers’ delivery deadlines or are found to be defective or not to specification, our relationships with our customers would suffer, our brands’ reputation would be harmed and we could lose market share. We could also experience increased return rates or become subject to liability claims. These negative results would have a harmful effect on our business, results of operations and financial condition.

We plan to purchase semi-finished goods and components from a limited number of third party suppliers, which reduces our control over the manufacturing process and may cause variations in quality or delays in our ability to fill orders.

We plan to purchase semi-finished goods and components from foreign and U.S. suppliers. We will depend on these suppliers to deliver products that are: free from defects; that comply with our specifications; that meet our delivery requirements; and that are competitive in cost. If our suppliers deliver products that are defective or that otherwise do not meet our specifications, our product failure and return rates may increase, and the reputation of our products and our brand may suffer. In addition, if our suppliers do not meet our delivery requirements or cease doing business with us for any reason, we might miss our retailer customers’ delivery deadlines, which could in turn cause our customers to cancel or reduce orders, refuse to accept deliveries or demand reduced prices. Even if acceptable alternative suppliers are found, the process of locating and securing such alternatives is likely to disrupt our business and we cannot assure you that we will be able to secure alternative suppliers on acceptable terms that provide the same quality product or comply with all applicable laws. Extended unavailability of necessary components or finished goods would cause us to be unable to market one or more of our products for a period of time. Any of these events would cause our business, results of operations and financial condition to suffer.

Catastrophic loss, delays in deliveries or other disruptions at any of our facilities would negatively impact our business.

Significant unscheduled downtime at any facility where our products are manufactured or assembled due to equipment breakdowns, fires, power failures, earthquakes and other natural disasters, severe weather conditions or other disruptions would adversely affect our ability to provide products in a timely manner. Although we anticipate maintaining insurance coverage for our facilities, we cannot assure you that our insurance coverage will be adequate to cover all of our losses in the event of a catastrophic loss. Insurance could also become more expensive and difficult to maintain and may not be available on commercially reasonable terms or at all.

Our products, both prescription and cosmeceutical, may cause unexpected and undesirable side effects that would limit their use, require their removal from the market or prevent their further development. Product liability claims resulting from these undesirable side effects would hurt our business. In addition, we are vulnerable to claims that our products are not as effective as we claim them to be.

Unexpected and undesirable side effects caused by our products for which we have not provided sufficient label warnings could result in the recall or discontinuance of sales of some or all of our products. Unexpected and undesirable side effects could prevent us from achieving or maintaining market acceptance of the affected products or could substantially increase the costs and expenses in marketing new products. We have been, and may in the future be, subject to various product liability claims resulting from those undesirable side effects caused by our products. Product liability claims may result in negative publicity regarding our company, brand or products that may harm our reputation and sales. In addition, if one of our products is found to be defective we may be required to recall it, which may result in substantial expense, adverse publicity and loss of sales, which would substantially harm our brand. Although we maintain product liability insurance coverage, potential product liability claims may exceed the amount of our insurance coverage or potential product liability claims may be excluded under the terms of our policy, which would cause our financial condition to suffer. In addition, we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future.

In addition, consumer or industry analysts may assert claims that our products are not as effective as we claim them to be. We are particularly susceptible to these risks because our marketing heavily relies on the assertions that our products adhere to our founder’s commitment to product purity and quality, are hypoallergenic and are ideal for women who have skin conditions that can be exacerbated by traditional cosmetics. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and our business.

Significant increases in energy prices would adversely affect our financial results.

Our freight cost will be impacted by changes in fuel prices through surcharges and price increases. Fuel prices and surcharges affect freight cost both on inbound shipments from our suppliers to our assembly and distribution facilities and on outbound freight from our distribution center to our retailer customers. Increases in fuel prices and surcharges and other factors may increase freight costs and thereby increase our cost of sales and selling, general and administrative expenses. We may also be negatively affected by increases in utility costs at our assembly and distribution facilities.

If we cannot obtain funding, our drug development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations.

The Company expects to expend substantial funds on the research, development and clinical trials of our product candidates. We expect negative cash flows from operations for the foreseeable future unless and until we are able to generate sufficient revenues to maintain our research and operations. We will need to obtain funding to continue the research and development and to commence clinical trials of our product candidates. There can be no assurance that we will be successful in raising funds on terms acceptable to us, or at all, or that sufficient additional capital will be raised to complete the research, development, and clinical testing of our product candidates.

The Company will require substantial funds as soon as possible for additional research and commencement of pre-clinical and clinical trials, working capital and general corporate purposes. There is no assurance that the Company will be successful in the completion of any financings. The Company’s failure to obtain funds may cause it to reduce or cease operations.

Even if our drugs and products are approved for sale by the regulatory authorities, we have not yet demonstrated their market acceptance and they might not gain market acceptance among physicians, patients, healthcare payers and the medical community.

We have no product candidates to date. However, if and when we develop such candidates, the degree of market acceptance of such product candidates will depend on a number of factors, including:

•	Demonstration of the clinical efficacy and safety of the products;
•	Cost-effectiveness;
•	Potential advantage over alternative treatment methods;
•	The effectiveness of marketing and distribution support for the products; and
•	Reimbursement policies of government and third party payers.

If our product candidates do not achieve significant market acceptance, our business and financial condition will be materially adversely affected.

The Company’s future revenue and operating results are unpredictable and may fluctuate significantly.

It is difficult to accurately forecast the Company’s revenues and operating results and they could fluctuate in the future due to a number of factors. These factors may include: the Company’s ability to further develop MC applications; acceptance of MC products; the amount and timing of operating costs and capital expenditures; competition from other market venues that may reduce market share and create pricing pressure; and adverse changes in general economic, industry and regulatory conditions and requirements. The Company’s operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

The Company may be unable to successfully defend its patent claims and other proprietary rights and may unintentionally infringe on the proprietary rights of others.

The Company’s profitability may depend in part on its ability to effectively protect its proprietary rights, including obtaining patent protection for its methods of producing and administering small molecule drug zinc-finger transcription factor inhibitors/activators, maintaining the secrecy of its internal workings and preserving its trade secrets, as well as its ability to operate without inadvertently infringing on the proprietary rights of others.

There can be no assurance that (i) any small molecular inhibitors of zinc finger transcription factors - related patents will be issued from any pending or future patent applications; (ii) the scope of any patent protection will be sufficient to provide competitive advantages; (iii) any patents the Company obtains will be held valid if subsequently challenged; or (iv) others will not claim rights in or ownership of the Company’s patents and its other proprietary rights. Unauthorized parties may try to copy aspects of the Company’s products and technologies or obtain and use information it considers proprietary. Policing the unauthorized use of proprietary rights is difficult and time-consuming. The Company cannot guarantee that no harm or threat will be made to its intellectual property. In addition, the laws of certain countries are not expected to protect the Company’s intellectual property rights to the same extent as do the laws of the United States.

Administrative proceedings or litigation, which could result in substantial costs and uncertainty, may be necessary to enforce its patent or other intellectual property rights or to determine the scope and validity of the proprietary rights of others. There can be no assurance that third parties will not assert patent infringement claims in the future with respect to its products or technologies. Any such claims could ultimately require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. Litigation with respect to any infringement claims or any other patent or intellectual property rights could be expensive and time consuming and could have a material adverse effect on the Company’s business, operating results and financial condition, regardless of the outcome of such litigation.

Risks Relating to our Organization and our Common Stock

The price of our common stock has fluctuated in the past and the stock is thinly traded. If trading volume increases in the future, the fluctuations in price could be greater than those experienced in the past.

Based upon a post reverse split calculation, from January 1, 2011 to March 31, 2014, the average price of our common stock was $35.94 per share, with a low of $2.00 and a high of $100.00, on an average trading volume per day of 1,314 shares. The closing price of our common stock on April 1, 2014 was $6.00 per share. It is possible that trading volumes could increase significantly and such increased volume could lead to significant fluctuations in the price of our stock.

The Company is the result of a “reverse merger” with a shell entity in 2008, resulting in a limitation on shareholder’s use of Rule 144 exemptions for resale.

Since the Company had a “reverse merger” with a shell entity in 2008, resale of the Company’s shares under Rule 144 may be limited. The use of Rule 144 is the most common method of selling restricted shares. Rule 144(i) pertains to shares issued by a former shell company that executed a reverse merger. Under Rule 144(i), sales of shares may only be made under certain conditions, including a sale or intended sale of the stock and if we have filed all Annual and Quarterly reports required under the securities laws. Therefore permission may be granted to remove the restrictive legend on stock certificates only for a specified sale of securities and not as a “blanket” removal of the restrictive legend.

Our management will be able to exert significant influence over us to the detriment of minority stockholders.

Our directors and officers beneficially own almost 41% of our outstanding common stock. These stockholders, if they act together, will continue to be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

Exercise of options and warrants will dilute our existing shareholder’s percentage of ownership.

We have outstanding options and warrants to purchase 1,028,966 shares of our common stock. In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

Our stock price may be volatile.

The stock market in general, and the stock prices of life sciences companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently a limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date, there has been a limited trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Our common stock is quoted for trading on the OTCQB under the symbol RESX, and as soon as is practicable, we intend to apply for listing of our common stock on either the NYSE Amex, The Nasdaq Capital Market or other national securities exchanges, assuming that we can satisfy the initial listing standards for such exchanges. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchanges. Additionally, because we may be considered a shell company, we may be subject to the “seasoning” rules adopted by NASDAQ and NYSE which could further delay any listing. Should we fail to satisfy the initial listing standards of such Mergers, or our common stock is otherwise rejected for listing and remain listed on the OTCQB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTCQB, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. Additionally, the former equity holders of Canterbury, Hygeia, Paloma and VasculoMedics who received shares of our Common Stock are subject to a lock-up on the sale of their shares for one year, but thereafter may sell their shares under Rule 144. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

In January 2013, the Company signed a term sheet (“Term Sheet”) with an outside financial firm (“Financial Firm”) to have that firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”). The Financial Firm entered into agreements in July 2013 with such Creditors to acquire $1,865,386 in liabilities (“Liability Settlement”) of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for the Liability Settlement. A court order based on this complaint was issued on October 7, 2013. Based on conditions agreed to in the Term Sheet, the Company will settle that judgment by issuing common stock to the Financial Firm. Under an exemption from registration in the SEC regulations, common stock issued pursuant to this court order is tradable without restrictions. This common stock will be issued in tranches such that the Financial Firm will not own more than 9.99% of outstanding shares at any time and will be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the stock is three times the Liability Settlement (“Settlement Period”). The Financial Firm will sell the shares to generate proceeds to pay the Creditors.

Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of the number of shares of stock owed to the Financial Firm. This liability will be adjusted on a quarterly basis for changes in the market price of the Company’s stock, which will produce gains and losses in the period that such adjustment is made. If the current bid price fell during the Settlement Period to a price of $0.05, the Company would issue approximately 26,000,000 additional shares to the Financial Firm for total shares issued of 46,500,000 and the Company would record an additional loss of $1,295,000 for these shares. The selling activities of the Financial Firm could put downward pressure on the stock price. The Financial Firm held a promissory note for $50,000 that was converted into 8,333 shares of common stock on October 3, 2013 and received a fee of 1,500 shares of common stock on October 7, 2013. An initial tranche of 20,000,000 shares was issued to the Financial Firm on November 15, 2013.

If we were to dissolve our Company the holders of our securities may lose substantial amounts of their investments.

If the Company were to dissolve, as part of ceasing to do business or otherwise, it may be required to pay all amounts owed to any creditors before distributing any assets to the investors. There is no assurance that in the event of such a dissolution, there will be sufficient assets to distribute to the investors.

The financial statements of Paloma are not audited.

While we have received customary representations in the Paloma Merger Agreement regarding the accuracy of the financial statements of Paloma, these financial statements have not been audited by an independent certified public accountant and, consequently, could be subject to adjustment based on a future audit. Additionally, VasculoMedics does not have any financial statements in view of the state of its development.

THE FOREGOING IS A SUMMARY OF SOME OF THE MORE SIGNIFICANT RISKS RELATING TO INVESTMENT IN RESTORGENEX CORPORATION. THE FOREGOING SHOULD NOT BE INTERPRETED AS A REPRESENTATION THAT THE MATTERS REFERRED TO HEREIN ARE THE ONLY RISKS INVOLVED IN THIS INVESTMENT, NEITHER THE REFERENCE TO THE RISKS INVOLVED IN THIS INVESTMENT, NOR THE REFERENCE TO THE RISKS HEREIN SHOULD BE DEEMED A REPRESENTATION THAT SUCH RISKS ARE OF EQUAL MAGNITUDE. PROSPECTIVE INVESTORS ARE URGED TO CONSULT THEIR OWN ADVISORS AS TO THE INVESTMENT AND ANY TAX CONSEQUENCES OF AN INVESTMENT IN THE COMPANY.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

Item 2.  PROPERTIES

On May 1, 2009, we entered into a lease for 1,800 square feet of office space in Santa Barbara, California for use as our executive offices. This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month. This property was vacated in August 2012 and the Company has recorded a liability of $139,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. During 2013, a settlement amount of $110,700 was negotiated with the lease holder and transferred to a third party, resulting in a reduction of the accrued liability of $139,150.

On August 1, 2011, we entered into a lease for 7,000 square feet of office space in Los Angeles, California. The lease continues through November 30, 2014. Initially, the lease had a fixed monthly rent of $19,326 and was subject to annual increases of 3%. The Company was not required to pay a fixed monthly rent for months two through five. Prior to this, the Company was leasing the same office space on a month-to-month basis. This property was vacated in April 2012 and the Company recorded a liability of $892,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. As of April 2013, this space was released, but the terms and conditions of the new lease are unknown, so the Company did not adjust the liability.

On November 1, 2011, we entered into a lease for 3,000 square feet of office space in Santa Barbara, California for use by our operating units. This lease expires on October 31, 2014 with two additional three-year renewal terms available. The initial rent plus common area charges were $7,157 per month. This property was vacated in June 2012 and the Company recorded a liability of $229,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. As of June 2013, this space was released, but the terms and conditions of the new lease are unknown, so the Company did not adjust the liability.

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

Since May 2013, the Company has been operating on a “virtual office” basis. We believe our existing office structure is adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.  LEGAL PROCEEDINGS

In January 2013, the Company signed a term sheet (“Term Sheet”) with an outside financial firm (“Financial Firm”) to have that firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”). The Financial Firm entered into agreements in July 2013 with such Creditors to acquire $1,865,386 in liabilities (“Liability Settlement”) of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for the Liability Settlement. A court order based on this complaint was issued on October 7, 2013. Based on conditions agreed to in the Term Sheet, the Company will settle that judgment by issuing common stock to the Financial Firm. Under an exemption from registration in the SEC regulations, common stock issued pursuant to this court order is tradable without restrictions. This common stock will be issued in tranches such that the Financial Firm will not own more than 9.99% of outstanding shares at any time and will be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the stock is three times the Liability Settlement (“Settlement Period”). The Financial Firm will sell the shares to generate proceeds to pay the Creditors. Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of the number of shares of stock owed to the Financial Firm. This liability will be adjusted on a quarterly basis for changes in the market price of the Company’s stock, which will produce gains and losses in the period that such adjustment is made. The selling activities of the Financial Firm could put downward pressure on the stock price. The Financial Firm held a promissory note for $50,000 that was converted into 8,333 shares of common stock on October 3, 2013 and received a fee of 1,500 shares of common stock on October 7, 2013. An initial tranche of 200,000 shares was issued to the Financial Firm on November 15, 2013.

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

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The following table sets forth the high and low prices of our common stock during the past two years, for each period indicated, as reported by the OTCBB or OTCQB for the dates indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, markdowns or commissions and may not necessarily represent actual transactions.

Fiscal Period

	High	Low
2014
First quarter	$6.30	$2.50

2013
First quarter	$20.00	$8.00
Second quarter	$24.00	$14.00
Third quarter	$19.00	$6.00
Fourth quarter	$2.00	$1.10

2012
First quarter	$54.00	$40.00
Second quarter	$55.00	$31.00
Third quarter	$50.00	$30.00
Fourth quarter	$44.00	$12.00

2011
First quarter	$65.00	$27.00
Second quarter	$100.00	$33.00
Third quarter	$89.00	$48.00
Fourth quarter	$81.00	$40.00

As of December 31, 2013, the Company believes there were approximately 1,300 stockholders of record of our common stock.

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

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2013

None.

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

Description of Business

RestorGenex is a specialty biopharmaceutical company initially focused on developing products for dermatology, ophthalmology and women’s health.

RestorGenex History

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

In June 2011, the Company acquired Series A Convertible Preferred Stock of ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organizes and promotes mixed martial arts (“MMA”) matches.   These holdings of Series A Convertible Preferred Stock provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite. Effective June 30, 2013, the Company discontinued operations of ProElite.

Effective September 30, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Canterbury Acquisition LLC, a wholly owned subsidiary of the Company (“Canterbury Merger Sub”), Hygeia Acquisition, Inc., a wholly owned subsidiary of the Company (“Hygeia Merger Sub”), Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as Holder Representative, pursuant to which the Company agreed to acquire all of the capital stock of Canterbury and Hygeia (the “Mergers”) with Canterbury and Hygeia becoming wholly owned subsidiaries of the Company. The consideration for the Mergers is the issuance by the Company of an aggregate of 1,150,116 restricted shares of the Company’s common stock issued to the stakeholders of Canterbury and Hygeia. Effective November 18, 2013 (the “Effective Date”), the Mergers were completed, and Canterbury and Hygeia became wholly owned subsidiaries of the Company. The Mergers are subject to rescission if Stratus has not raised $7.5 million or more in gross financing proceeds by April 30, 2014.

On March 3, 2013, the Company entered into an Agreement and Plan of Merger with Paloma Acquisition, Inc., a wholly owned subsidiary of the Company, Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D, as founding stockholder and Holder Representative pursuant to which the Company agreed to acquire all of the capital stock of Paloma with Paloma becoming a wholly owned subsidiary of the Company. On March 28, 2013, the merger with Paloma was closed and the Company issued an aggregate of 2,500,000 post-reverse stock split common shares to the holders of Paloma Common Stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (principal and interest) currently of approximately $1,130,500 to be paid on the first anniversary of the closing of the Paloma merger. The merger with Paloma is subject to rescission if the Company has not raised gross proceeds of at least $7.5 million by May 18, 2014.

Also on March 3, 2014, the Company entered into an Agreement and Plan of Merger with VasculoMedics Acquisition, Inc., a wholly owned subsidiary of the Company, VasculoMedics, Inc. (“VasculoMedics”) and Dr. Sherris pursuant to which the Company agreed to acquire all of the capital stock of VasculoMedics with VasculoMedics becoming a wholly owned subsidiary of the Company. The VasculoMedics Merger was concurrently closed with and as a condition to the closing of the Paloma Merger on March 28, 2013, with the Company issuing an aggregate of 220,000 post-reverse stock split common shares to the VasculoMedics stockholders.

On March 7, 2014, the Company effected a reverse stock split 1 to 100 with respect to its Common Stock and the Company changed its corporate name from Stratus Media Group, Inc. to RestorGenex Corporation, a biopharmaceutical company. All stock numbers herein are post reverse split.

ProElite History

On February 5, 2009 PEI entered into an Asset Purchase Agreement and other related agreements with Explosion Entertainment, LLC (“Strikeforce”). Under the terms of the Purchase Agreement, Strikeforce acquired from PEI certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets. Consideration paid for the assets consisted of (i) $3 million in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”).  PEI was informed in March 2013 that Strikeforce was no longer conducting these Showtime events and there will be no further license fees received by PEI. Effective June 30, 2013, the Company discontinued operations of ProElite.

Canterbury and Hygeia History

Hygeia is a Delaware Corporation, based in Holden, Massachusetts and was formerly known as Orcas Therapeutics, Inc. It was incorporated on November 14, 2005 to acquire and develop biodegradable hormone receptor modulators for topical indications. Hygeia is focused on developing topical therapies for conditions where localized treatments offer advantages over systemic therapies. It also conducts testing on drugs including topical synthetic estrogen and anti-androgen. Hygeia has signed an Exclusive License Agreement (the “Yale License”) with Yale University (“Yale”) under U.S. Patent 7,015,211“15.alpha.-Substituted Estradiol Carboxylic Acid Esters as Locally Active Estrogens,” U.S. Patent 6,476,012 “Estradiol-16.alpha Carboxylic Acid Esters as Locally Active Estrogens” and U.S. Patent 8,552,061 “Locally active "soft" antiandrogens” (“Yale Patents”). Hygeia agreed to pay royalty fees to Yale quarterly beginning in the first calendar quarter in which net sales occur. Canterbury Laboratories, LLC (the “Canterbury”), is a Delaware Limited Liability Company that was formed on October 14, 2011 and began operations on February 22, 2012. Initially, the Company was a wholly owned subsidiary of Hygeia Therapeutics, Inc. (“Hygeia”). Canterbury is engaged in the premium cosmeceutical business. Cosmeceuticals are the latest addition to the health industry and are sometimes described as cosmetic products with “drug-like benefits”. Generally, cosmeceuticals are products sold over-the-counter, without the regulatory requirement of FDA approval.

A reorganization and separation agreement was signed on October 14, 2011 between Canterbury and Hygeia under which Hygeia received 100% of all issued and outstanding units of all classes of limited liability company membership interests of Canterbury. Hygeia distributed these profit units to holders of its common and preferred stock, with each holder of one share of common or preferred stock in Hygeia given one profit unit in Canterbury. Further, 720,821 shares were issued to the Hygeia’s non-qualifying stock option (“NSO”) holders to liquidate the 720,821 shares of outstanding NSO’s. Holders of Hygeia stock purchase warrants for 1,782,901 shares were issued in exchange an equal number of units of Canterbury stock purchase warrants. Pursuant to the license agreement 1,606,035 shares of Series A convertible preferred stock was issued to Yale University for the Yale License. In February 2012, Hygeia assigned its rights and obligations related to non-prescription products under the Yale License to Canterbury.

Paloma and VasculoMedics History

Both Paloma and Vasculomedics are Delaware corporations and are based in Jamaica Plain, Massachusetts. Paloma was founded in January 2005 and VasculoMedics was founded in November 2007.

Paloma has developed a non-steroidal, synthetic, small molecule drug library for dermatology (psoriasis, atopic dermatitis, rosacea, actinic keratosis, keloid and hypertrophic scarring, Dupuytren’s disease, bullous blistering diseases), ocular disease, cancer, pulmonary fibrosis, CNS (Huntington’s disease and infantile spasm, a form of childhood epilepsy), biodefense and anti-viral application. The lead product, P529, targets and inhibits the PI3K/Akt/mTOR signal transduction pathway, specifically as a first-in-class allosteric, dual TORC1/TORC2 dissociative inhibitor.

VasculoMedics was founded as a platform epigenetic company to develop orally available small molecular inhibitors of zinc finger transcription factors. Zinc finger transcription factors are a subset of transcription factors utilizing zinc at its core for activity. Transcription factors are proteins that bind to specific parts of DNA that control the transfer of genetic information from DNA to RNA. RNA in turn directs the protein making machinery to manufacture one or more proteins controlled by the transcription factor. Hence, by inhibition of a transcription factor, one can specifically inhibit the synthesis of one or more proteins controlled by the particular transcription factor. Many diseases can be linked to the activation of particular proteins whose synthesis is controlled by transcription factors. Inhibition of such transcription factors could then be able to control disease pathology.

OPERATIONS

Overview

RestorGenex is a specialty biopharmaceutical company initially focused on developing products for dermatology, ophthalmology and women’s health.

Dermatology: The Company’s prescription dermatology business primarily is based upon three compounds. The first is HYG-102, a “soft” estrogen, which is under development for the treatment of aging skin fragility/thinning. The second is HYG-440, a “soft” anti-androgen, which is under development for the treatment of androgen excess, e.g. acne, male-pattern baldness (androgenic alopecia) and hirsutism (unwanted excess hair). The third prescription dermatology compound is P529. This compound is under development for the treatment of keloid scarring, psoriasis, atopic dermatitis, rosacea, actinic keratosis, Dupuytren’s disease and the bullous blistering diseases. The Company’s first product for aging skin, CL-214, initially will be sold and marketed by Ferndale Pharma Group through physician offices and medi-spas world-wide. Key findings in the synthesis and scale-up manufacturing of CL-214 have opened up opportunities for new patents. Preparation for manufacturing was completed in the first quarter of 2014 and the first batch of CL-214 started formulation development in February 2014. Management believes that the product will be ready for Ferndale’s launch following human skin assessment studies in the second quarter of 2015.

Opthalmology: The Company’s ophthalmology business is based upon developing a non-steroidal, synthetic, small molecule drug library through computational design, and synthetic and medicinal chemistry, resulting in a family of agents, called “Palomids.” The company’s Palomids have shown significant activity in in vitro (“test tube”) and in vivo (animal) models of disease. The specific focus is on pathologies showing an aberrant up-regulation of the PI3K/Akt/mTOR pathway in the area of ophthalmology. The Company has completed two human Phase I clinical studies with one of its Palomids “P529” for age-related macular degeneration, both of which showed preliminary evidence of activity and no toxicity. The company is planning Phase II studies for age-related macular degeneration (later diabetic macular edema, proliferative vitreoretinopathy and uveitis).

Women’s Health: The Company also is engaged in the prescription women’s health business. The Company has a “soft” estrogen compound, HYG-102, under development for vulvar and vaginal atrophy (VVA), a condition affecting peri- and post-menopausal women due to declining levels of estrogen. HYG-102 and HYG-440 target hormonal aging in women which radically affects the mucous membranes, skin and hair of women in menopause due to loss of estrogen which affects how women look and feel, and their sexual activity.

•	Management believes it is an urgent problem for women. As a result, many women are purchasing anti-aging products at a high rate into their seventies, which management believes makes all anti-aging products a fast growing segment.
•	Management believes competitive products are inadequate: currently available prescription hormone therapy comes with risks and many of the current Over-The-Counter (“OTC”) products are minimally effective because they do not address the root causes of aging skin and hair; and
•	Management believes that the markets are underserved: products that are available for the urogenital, skin and hair changes that women experience in the menopausal years to senescence are few, ineffective or carry unwanted potential risks to health.
•	Management believes that more women are experiencing the effects of peri- and post-menopause; there are 64.5 million U.S. women over 45 years of age and this group will grow +5.4% by 2015. The average age of menopause in the U.S. is approximately 51 years of age.

Other Indications/Products: In addition to the potential products and indications described above, the Company also has other potential products in its portfolio for a host of other indications that can be developed either internally or through license to other biopharmaceutical companies which may have greater resources than RestorGenex. These other indications include the use of our Palomids in areas like oncology, CNS disorders, cardiovascular medicine and biodefense. The Company also may develop orally available small molecular inhibitors. In order to create novel, patentable inhibitors of zinc-finger transcription factors, the Company has initially targeted the zinc finger transcription factor, VEZF1 (vascular endothelial zinc finger). VEZF1 is essential for embryonic blood vessel formation and regulates the synthesis of important growth factors such as IL3, endothelin-1 and neuropilin-1. Notably, VEZF1 is thought to control at least in part the creation of lymphatic vessels, called lymphangiogenesis. Lymphatic vessels support cancer metastasis. Thus far, the Company has undertaken a novel approach to design inhibitors of VEZF1/DNA binding using homology structural modeling and in silico targeting of small molecules to the VEZF1/DNA interface. Previous modeling work undertaken by the Company has identified a first generation series of small molecule antagonists which show activity in in vitro assay of VEZF1, a VEZF1 responsive promoter-reporter gene cell-active luciferase assay quantitatively establishing VEZF1 transcription activity and in vivo by inhibiting angiogenesis in the murine oxygen-induced retinopathy model. Since transcription factors are functionally closer to the ultimate pathological protein(s), specific inhibition of transcription factors may result in a greater degree of disease fighting activity along with reduced level of toxicity. Management believes that this may have advantage over conventional small molecule drugs that directly inhibit their target protein through a one-to-one interaction as transcription factor inhibitors will turn off pathological protein manufacturing capability at its source in pathological conditions such as dermatologic diseases, cancer and retinal diseases of neovasculature.

Description of our Revenues, Costs and Expenses

Revenues

Our most recent past revenues were from television licensing for MMA events. Future revenues will be derived from sales and licensing revenue from our dermatology, opthamology and women’s health products and intellectual property.

Gross Profit (loss)

Our gross profit represents revenues less the cost of sales. There was no cost of sales associated with the licensing revenues received in 2013.

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

Critical Accounting Policies

Goodwill and Intangible Assets

Intangible assets as of December 31, 2013 consist of patents held by Canterbury valued at $7,691,682 and goodwill as of this date of $7,642,825 for Canterbury and Hygeia. Intangible assets as of December 31, 2012 consisted of goodwill related to ProElite that we acquired in June 2011. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

Goodwill and intangible assets were as follows:

	Year Ended December 31,
	2013	2012
Intangible assets for Canterbury	$7,691,682	$–
Goodwill for Canterbury and Hygeia	7,642,825	–
Goodwill for ProElite	–	1,935,621
Total intangible assets and goodwill	$15,334,507	$1,935,621

The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year.  In between valuations, the Company conducts additional tests if circumstances warrant such testing.

To review the value of intangible assets and related goodwill as of December 31, 2013, the Company followed Accounting Standards Update (“ASU”) 2011-08 and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred.  If this examination suggested it was more likely that an impairment had occurred, the Company then compares discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet.   The objective is to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and the Company is a willing seller not under compulsion to sell. Revenues from these assets are forecasted based on the assumption they are standalone entities.   These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk to small companies in general, for factors specific to the Company and the business.  As of December 31, 2013, the Company determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $19,600,000, which was 128% of the $15,334,507 goodwill and intangible assets on the balance sheet as of December 31, 2013.

If the Company determines the discount factor for cash flows should be substantially increased, or the event will not be able to begin operations when planned, or that facts and circumstances for each asset have changed, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets and goodwill of $15,334,507.

In 2012, the Company suspended development of its businesses other than MMA. Accordingly, the Company determined the total impairment charge of $1,423,884 as of December 31, 2012. The $53,000 of value assigned to Santa Barbara Concours was considered to be impaired in full and the Company reduced the carrying value to $0. The $100,000 value assigned to Core Tour was considered to be impaired in full and the Company reduced the carrying value to $0. The $1,073,345 of goodwill assigned to Stratus White was considered to be impaired in full and the Company reduced the Stratus White goodwill to $0. In June 2013, the Company suspended its MMA business and the related $1,935,621 in goodwill for ProElite was determined at that time to be fully impaired.

This table sets forth the intangible assets and impairment charges for 2013 and 2012:

		Impairment		Impairment
	December 31,	Charges	December 31,	Charges	December 31,
	2013	in 2013	2012	in 2012	2011
Intangible assets:
Canterbury & Hygeia	$7,691,682	$–	$–	$–	$–
Beverly Hills Concours d'Elegance	–	–	–	2,500	2,500
Santa Barbara Concours d'Elegance	–	–	–	53,000	53,000
Core Tour	–	–	–	100,000	100,000
Freedom Bowl	–	–	–	190,000	190,000
Maui Music Festival	–	–	–	5,000	5,000
Total intangible assets	7,691,682	–	–	350,500	350,500
Goodwill:
Canterbury & Hygeia	7,642,825	–	–	–	–
Stratus Rewards	–	–	–	1,073,344	1,073,344
ProElite	–	1,935,621	1,935,621	–	1,935,621
Total goodwill and intangible assets	$15,334,507	$1,935,621	$1,935,621	$1,423,844	$3,359,465

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

The fair value of these derivative liabilities was calculated using the commonly-accepted Black Scholes pricing model that is based on the following as of the date of calculation: the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock.

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

As of December 31, 201, the Company had a deferred tax asset of $26,274,933, that was fully reserved and a net operating loss carryforward of $47,728,300 for Federal purposes and $44,482,850 for state tax purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. The net operating loss carry-forwards for 2013 and 2012 begin expiring in 2021 and 2020, respectively. During 2013, the outstanding shares of common stock increased from 890,837 to 5,813,785. The utilization of net operating loss carry-forwards is likely to be limited due to this ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company recorded a 100% valuation allowance on the deferred tax assets at December 31, 2013 and 2012 because of the uncertainty of their realization.

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

Results of Operations for the Year Ended December 31, 2013

Revenues

Revenues for 2013 were $71,667, a decrease of $302,542 from $374,542 in 2012.  Event revenues were $0 in the 2013, a decrease of $89,542 from 2012 when ProElite conducted one small MMA event. Licensing revenues in 2013 were $71,667, a decrease of $213,333 from $285,000 in 2012. The Company received license payments for each event conducted by Strikeforce. One payment of approximately $71,667 was received from Strikeforce in January 2013, but Strikeforce is not planning on any additional events and these license payments will not be a source of revenue past that point.

Gross Profit (Loss)

The overall gross margin for 2013 was $71,667, a decrease of $67,072 compared gross profit of $138,739 for 2012.

Operating Expenses

Overall operating expenses in 2013 were $12,988,997, an increase of $1,058,389 from $11,930,608 in 2012.  General and administrative expenses in 2013 of $2,008,118 decreased by $2,562,043 from $4,570,161 in 2012. This decrease is primarily related to a reduction in personnel expenses of $3,188,879 from 2013 to 2012.

Impairment of Intangible Asset expenses was $1,935,621 in 2013, an increase of $511,777 from $1,423,844 in 2012.  The amount of Expense in both years was based on the Company’s annual review for impairment. For 2013, the goodwill of $1,935,621for its MMA business was deemed to be fully impaired at June 30, 2013 when the Company decided to suspend its MMA business. For 2012, $1,423,844 of intangible assets related to several events were deemed to be fully impaired as of December 31, 2013 when the Company decided to suspend these events.

Legal and professional services were $1,071,392 in 2013, a reduction of $1,057,506 from $2,258,898 in 2012. This reduction was primarily from reduced consulting fees of $969,355 related to a reduction of $814,000 in consulting fees for Perugia International Film Festival since that event was canceled in 2012.

Warrants, option and stock expense in 2013 was $4,228,317, an increase of $584,655 from $3,643,662 in the Prior Period, primarily from $1,287,000 in Black Scholes expense for options and warrants that vested during Current Period to purchase 483,917 shares, of which 310,000 shares were granted to two officers and 173,917 shares were granted to three financial advisors.

Fair value of common stock issued for warrants was $3,069,792 in the 2013 with no expense in the 2012. In May 2013, the Company issued 1,023,264 shares of common stock in exchange for Series E Warrants that had a full-ratchet down provision and were extinguished. These shares of common stock were valued at $3.00 per share, which was the price at which the Company sold 139,167 shares from April 2013 to June 2013, resulting in the charge for $3,069,792.

Depreciation and amortization of $675,757 in 2013 increased by $511,714 from $164,043 in 2012. This increase is related to amortization of stock issued in connection with an advisory agreement that resulted in approximately $525,000 of amortization in 2013 that was not present in 2012.

Fair value of derivative liabilities in excess of proceeds and adjustments to fair value of derivative securities

In October 2012, the Company issued $1,000,000 of Series E Preferred (“Series E”). In May 2011, the Company issued $8,700,000 of Series E. The warrants issued in conjunction with the Series E were determined to have an embedded derivative liability, which is revalued using Black Scholes models upon the earlier of events that affect the value of this liability or the end of every quarter. These warrants were extinguished in May 2013.

The total gain on adjustments to fair value of derivative liability for 2013 was $8,980,077, which is the sum of the reductions between the value of this derivative liability at December 31, 2012 and March 31, 2013 of $236,850 plus the decrease in the value of this derivative liability between March 31, 2013 and May 6, 2013 of $9,216,927. During 2012, the fair value of the derivative liability was reduced by $6,907,748, which was recorded as a gain.

Gain on Extinguishment of Derivative Liability

In May 2013, the warrants that gave rise to the derivative liability were exchanged for common stock and extinguished. Following the $8,980,077 decrease in the derivative liability mentioned above, the value of the derivative liability was $1,635,967 and a gain of this amount resulted in 2013 when the liability was extinguished.

Other (Income)/Expense

Other (income)/expense for 2013 was net income of $71,631, an increase of $450,819 from the net expense of $379,188 in 2012. A gain of $713,479 was realized when 180,500 shares of common stock were issued at $3.00 to extinguish $1,083,000 of debt and accrued interest of $171,979. This gain was offset by: an expense of $466,347 to record the 20% discount received by the third party who assumed liabilities of $1,856,386 in exchange for stock; an additional accrual of $100,000 estimated to be needed to settle a dispute with a vendor in Europe; and an additional accrual of $93,592 for water damage in the building formerly occupied by the Company for which the Company may be liable.

Other (income)/expense for 2012 was net expense of $379,188 that resulted from the offset of a $538,515 receivable from Paul Feller, the Company’s former chairman and president (see Footnote 6 to the Financial Statements for more information). Other expenses in 2012 were increased by an accrual of $300,000 estimated to be needed to settle a dispute with a vendor in Europe, and $300,000 accrued for water damage in the building formerly occupied by the Company for which the Company may be liable. These expenses were offset by: the reduction of $346,974 reduction in accrued liabilities related to Paul Feller to calculated values; $256,449 in reductions in accrued interest related to debt that has been paid or settled; $102,435 in accrued interest related to preferred stock that has been converted to common stock and $72,078 in gains on negotiated settlement of certain payables for less than book value.

The following is a table of the components of other (income)/expense for 2013 and 2012:

	Years Ended December 31,
	2013	2012
Other (Income)/Expense
Gain on issuance of shares to retire debt and accrued interest	$(713,479)	$–
Discount expense on transfer of liabilities to third party	466,347	–
Accrual to settle dispute with vendor	100,000	300,000
Accrual for damage that Company may be liable for	93,592	300,000
Reduction in interest for debt and preferred stock converted into common stock	–	(358,884)
Gain on negotiated settlement of accounts payable	–	(72,078)
Adjustments related to Paul Feller, former CEO	–	191,540
Other	(18,091)	18,610
Net other (income)/expense	$(71,631)	$379,188

Interest Expense

Interest expense was $228,294 in 2013, an increase of $60,400 from $167,894 in 2012, primarily related to higher levels of interest-bearing promissory notes in 2013 and an increase in interest rate on one note that is in default.

Dividends on Preferred Stock

Dividends in 2013 were $171,625, a decrease of $325,542 from $497,167 in 2012. This decrease was the result of all preferred stock being extinguished in May 2013 versus being outstanding for the full year in 2012.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements as of and for the years ended December 31, 2013 and 2012 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, a working capital deficiency, and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

During 2013, we issued promissory notes totaling $700,000 and sold common stock for $427,501. During 2012, we sold 1,000 shares of Series E Preferred Stock to an investor for $870,000, raised $143,829 through the sale of common stock and issued promissory notes for a net of $3,483,103. The Company is actively pursuing equity capital and is seeking a raise of $7.5 million or more. The net proceeds raised, if any, will be used for operational expenses, settling existing liabilities, acquisitions and selling expenses. Due to our history of operating losses and the current credit constraints in the capital markets, we cannot assure you that such financing will be available to us on favorable terms, or at all. If we cannot obtain such financing, we will be unable to schedule or recommence our events and credit card operations, all of which are currently on hold, we may not be able to continue as a going concern, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations. Even if we raise the amount reference, we will need substantially more funds to implement our business plan.

As of December 31, 2013, our principal sources of liquidity consisted of accounts payable, accrued expenses and the issuance of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the settling of obligations to our creditors, capital expenditures, the funding of operating losses until we achieve profitability, and general corporate purposes. In addition, commensurate with our level of sales, we will require working capital for sales and marketing costs to market our event properties. At December 31, 2013, we had $254,964 of cash on hand and negative working capital of $5,880,035. At December 31, 2012 we had $312,092 of cash on hand and negative working capital of $20,390,998.

Cash Flows

The following table sets forth our cash flows for 2013 and 2012:

	Years Ending December 31,
	2013	2012
Operating activities	$(1,637,504)	$(4,310,483)
Investing activities	–	–
Financing activities	1,127,501	4,524,127
Total intangible assets and goodwill	$(510,003)	$213,644

Operating Activities

Operating cash flows for 2013 reflect our net loss of $2,457,949, offset by gain on adjustment to fair value of derivative liabilities of $8,980,077 and a $1,635,967 gain on extinguishment of derivative liability, along with non-cash items totaling $9,795,599, primarily related to $1,935,621 for impairment of intangible assets, $4,228,317 for warrant, stock and option expenses and $3,069,792 for fair value expense of common stock exchanged for warrants. Cash was further adjusted by a source of funds from working capital of $1,214,189 primarily related to $1,854,743 obligation to issue common stock and accounts payable increase of $316,824 offset by $581,605 in deferred salaries, $123,788 in accrued interest and $182,059 in other accrued expenses and liabilities.

Operating cash flows for 2012 reflect our net loss of $7,366,061, offset by adjustments to the net loss of $408,501 for the non-cash fair value of derivative liabilities in excess of proceeds and the non-cash gain on adjustment to fair value of derivative liabilities of $6,907,748, along with non-cash items totaling $5,310,736, primarily related to $1,423,844 for impairment of intangible assets and $3,643,662 for warrant, stock and option expenses. Cash was further adjusted by a source of funds from working capital of $4,225,009 primarily related to $1,260,545 in rent liability for facilities no longer occupied, $1,152,933 in deferred salaries, $559,694 in accrued interest and dividends, $538,515 for the receivable for Paul Feller that was offset by stock transactions, and account payable of $414,361.

Investing Activities

Capital constraints resulted in no cash used in investing activities during 2013 or 2012.

Summary of Contractual Obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2012 that are fixed and determinable by year.

					2017 and
	Total	2014	2015	2016	Later
Notes Payable	$1,867,002	$1,867,002	$–	$–	$–
Rent Obligations	1,121,495	878,546	242,949	–	–
Deferred Salary	571,328	571,328	–	–	–
Accrued Interest	89,472	89,472	–	–	–
Employee Contracts	3,931,156	1,181,411	1,341,000	1,273,732	135,014
Employee Contracts: Other	156,358	156,358	–	–	–
Total	$7,736,811	$4,744,117	$1,583,949	$1,273,732	$135,014

Financing Activities

During 2013, we received net cash proceeds of $700,000 from the issuance of promissory notes and $427,501 from sales of common stock. During 2012, we received net cash proceeds of $143,829 and $870,000 from sales of common and preferred stock, respectively, and $3,483,103 in net proceeds from promissory notes.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RestorGenex Corporation

Los Angeles, California

We have audited the accompanying consolidated balance sheets of RestorGenex Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RestorGenex Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements were prepared assuming RestorGenex Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, RestorGenex Corporation has suffered recurring losses and has negative cash flow from operations. These conditions raise substantial doubt as to the ability of RestorGenex Corporation to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Kurland and Mohidin LLP

Goldman Kurland and Mohidin LLP

Encino, California

April 15, 2014

RESTORGENEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

Current assets
Cash and equivalents	$254,964	$312,093
Receivable from former officer, net of offsets	2,020	71,946
Prepaid expenses and deposits	2,741,299	77,599
Total current assets	2,998,283	461,638

Property and equipment, net	11,262	49,038
Intangible assets	7,691,682	–
Goodwill	7,642,825	1,935,621
Total assets	$18,344,052	$2,446,297

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,520,206	$1,203,382
Deferred salary	571,328	1,152,933
Accrued interest	89,472	213,260
Accrued preferred stock dividends	–	733,840
Other accrued expenses and liabilities	1,697,714	1,683,508
Payable to officer and former officer	156,358	211,358
Rent liability for facilities no longer occupied	1,121,495	1,260,645
Notes payable	1,867,002	4,004,103
Obligation to issue stock for transfer of liabilities	1,854,743	–
Derivative liability	–	10,389,607
Total current liabilities	8,878,318	20,852,636

Long-term liability - deferred taxes on acquisition	3,000,576	–

Commitments and contingencies

Shareholders' deficit
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 and 0 shares issued and outstanding	–	–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized, 0 and 18,999 shares issued and outstanding	–	19
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized; 0 and 9,450 shares issued and outstanding	–	9
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 5,813,785 and 890,837 shares issued and outstanding	5,814	891
Additional paid-in capital	67,390,493	38,329,046
Accumulated deficit	(60,937,550)	(56,717,225)
Total Stratus shareholders' deficit	6,458,757	(18,387,260)
Non-controlling interest deficit	6,401	(19,079)
Total shareholders' deficit	6,465,158	(18,406,339)
Total liabilities and shareholders' deficit	$18,344,052	$2,446,297

See accompanying Notes to Financial Statements.

RESTORGENEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

Revenues	$71,667	$374,542
Cost of revenues	–	235,803
Gross profit	71,667	138,739

Operating expenses
General, administrative, research and development	2,008,118	4,570,161
Impairment of intangible assets	1,935,621	1,423,844
Warrants, options and stock	4,228,317	3,643,662
Fair value of common stock exchanged for warrants	3,069,792	–
Legal and professional services	1,071,392	2,128,898
Depreciation and amortization	675,757	164,043
Total operating expenses	12,988,997	11,930,608

Loss from operations	(12,917,330)	(11,791,869)

Other (income)/expenses
Fair value of derivative liabilities in excess of proceeds	–	408,501
(Gain)/loss on adjustments to fair value of derivative liability	(8,980,077)	(6,907,748)
Gain on extinguishment of derivative liability	(1,635,967)	–
Other (income)/expenses	(71,631)	379,188
Present value of remaining lease payments for facilities no longer occupied	–	1,010,111
Interest expense	228,294	167,894
Total other income	(10,459,381)	(4,942,054)
Net loss	(2,457,949)	(6,849,815)

Net loss attributed to non-controlling interests	(6,401)	(19,079)
Net loss attributed to RestorGenex Corporation	(2,464,350)	(6,868,894)

Preferred dividends	171,625	497,167
Net loss attributable to RestorGenex Corporation common shareholders	$(2,635,975)	$(7,366,061)

Basic and diluted loss per share	$(1.00)	$(8.16)

Basic weighted average shares outstanding	2,646,603	903,139
Fully-diluted weighted average shares outstanding	2,646,603	1,121,987

See accompanying Notes to Financial Statements.

RESTORGENEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY / (DEFICIT)

			Additional
	Common Stock		Paid-In	Accumulated	Preferred Stock Series
	Shares	Amount	Capital	Deficit	C	D	E	Total
Balance at December 31, 2011	866,571	$867	$33,322,207	$(49,385,387)	$–	$19	$9	$(16,062,285)

Issuance of common stock for cash	4,114	4	144,237	–	–	–	–	144,241
Issuance of Series E preferred stock for cash	–	–	869,999	–	–	–	–	869,999
Stock expense, value of warrants and options	9,000	9	3,284,346	–	–	–	–	3,284,355
Conversion of preferred to common stock	16,667	17	(17)	–	–	–	–	–
Stock for services	7,000	7	1,588,236	–	–	–	–	1,588,243
Cancellation and reissue of shares, net	(213)	–	–	–	–	–	–	–
Reduction in shares accrued for issuance	(21,613)	(22)	22	–	–	–	–	–
Shares issued in settlement of contract	7,861	8	117,910	–	–	–	–	117,918
Shares issued as dividends on preferred stock	1,450	1	(1)	–	–	–	–	–
Adjustments related to acquisition of ProElite	–	–	2,106	(482,023)	–	–	–	(479,917)
Derivative liability	–	–	(999,999)	–	–	–	–	(999,999)
Net loss	–	–	–	(6,849,815)	–	–	–	(6,849,815)
Balance at December 31, 2012	890,837	$891	$38,329,046	$(56,717,225)	$–	$19	$9	$(18,387,260)

Issuance of common stock for cash	142,501	143	427,358	–	–	–	–	427,501
Stock expense, value of warrants and options	–	–	4,527,067	–	–	–	–	4,527,067
Payment of preferred stock dividends with common stock	4,202	4	99,789	–	–	–	–	99,793
Conversion of Series D Preferred to common stock	11,611	12	(12)	–	–	(19)	–	(19)
Conversion of Series E Preferred to common stock	1,575,000	1,575	(1,575)	–	–	–	(9)	(9)
Conversion of debt to common stock	576,331	577	2,915,922	–	–	–	–	2,916,500
Conversion of warrants to common stock	1,023,264	1,023	(1,023)	–	–	–	–	–
Shares issued in settlement of contract	2,000	2	31,998	–	–	–	–	32,000
Remove accrued dividends for Series E extinguishment	–	–	802,994	–	–	–	–	802,994
Remove accrued interest for notes exchanged for stock	–	–	63,602	–	–	–	–	63,602
Shares issued as part of board compensation	(6,827)	(8)	41,757	–	–	–	–	41,749
Fair value charge for warrants retired	–	–	3,069,792	–	–	–	–	3,069,792
Adjustments related to ProElite	–	–	942,600	(1,584,350)	–	–	–	(641,750)
Shares issued for acquisition	1,150,116	1,150	12,420,099	–	–	–	–	12,421,249
Issuance of shares for advisory agreements	243,250	243	3,231,482	–	–	–	–	3,231,725
Shares issued as fee	1,500	2	10,498	–	–	–	–	10,500
Issuance of shares to third party for assumption of liabilities	200,000	200	479,099	–	–	–	–	479,299
Net loss	–	–	–	(2,635,975)	–	–	–	(2,635,975)
Balance at December 31, 2013	5,813,785	5,814	67,390,493	(60,937,550)	–	–	–	6,458,757

See accompanying Notes to Financial Statements.

RESTORGENEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
		(Restated)

Cash flows from operating activities:
Net loss	$(2,457,949)	$(6,868,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	675,757	164,043
Impairment of intangible assets	1,935,621	1,423,844
Fair value of derivative liabilities in excess of proceeds	–	408,501
(Gain)/loss on adjustments to fair value of derivative liability	(8,980,077)	(6,907,748)
Gain on extinguishment of derivative liability	(1,183,093)	–
Warrants, options and stock	4,228,317	3,643,662

Fair value of common stock exchanged for warrants	3,069,792	–
Note issued for services	50,000	–
Stock issued for services	262,813	130,000
Non-cash gain on reverswal of liabilities	–	79,188
Increase / (decrease) in:
Receivable from former officer and director	69,926	71,946
Prepaid expenses and deposits	–	(9,903)
Advances to acquisition	–	(50,000)
Accounts payable	316,824	414,361
Deferred salary	(581,605)	1,152,933
Accrued interest	(123,788)	559,694
Rent liability for facilities no longer occupied	–	1,260,645
Accrued expense for potential property damage	–	300,000
Estimated cost of vendor settlement	–	300,000
Obligation to issue stock	1,854,743	–
Other accrued expenses and liabilities	130,963	244,412
Net cash used in operating activities	(1,184,630)	(4,310,483)

Cash flows from financing activities:
Proceeds on notes payable	700,000	3,483,103
Increase in payables to officers and a director	–	27,195
Proceeds from issuance of common stock	427,501	143,829
Proceeds from issuance of preferred stock	–	870,000
Net cash provided by financing activities	1,127,501	4,524,127
Decrease in cash and equivalents	(57,129)	213,644

Cash and equivalents, beginning of period	312,093	98,449

Cash and equivalents, end of period	$254,964	$312,093

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying Notes to Financial Statements.

RESTORGENEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Effective September 30, 2013, Stratus entered into an Agreement and Plan of Merger with Canterbury Acquisition LLC, a wholly owned subsidiary of the Company, Hygeia Acquisition, Inc., a wholly-owned subsidiary of the Company, Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as Holder Representative, pursuant to which Stratus will acquire all of the capital stock of Canterbury and Hygeia (the “Mergers”) with Canterbury and Hygeia becoming wholly-owned subsidiaries of Stratus. The consideration for the Mergers will be the issuance by Stratus of an aggregate of 115,011,563 restricted shares of Stratus common stock issued to the stakeholders of Canterbury and Hygeia. Closing of the Mergers occurred on November 18, 2013 and is subject to rescission if Stratus has not raised $7.5 million or more in gross financing proceeds by April 30, 2014.

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

On March 3, 2013, the Company entered into an Agreement and Plan of Merger with Paloma Acquisition, Inc., a wholly owned subsidiary of the Company, Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and Holder Representative pursuant to which the Company agreed to acquire all of the capital stock of Paloma with Paloma becoming a wholly owned subsidiary of the Company. On March 28, 2013, the merger with Paloma was closed and the Company issued an aggregate of 2,500,000 post-reverse stock split common shares to the holders of Paloma Common Stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (principal and interest) currently of approximately $1,130,500 to be paid on the first anniversary of the closing of the Paloma merger. The merger with Palomas is subject to rescission if the Company has not raised gross proceeds of at least $7.5 million by May 18, 2014.

Also on March 3, 2014, the Company entered into an Agreement and Plan of Merger with VasculoMedics Acquisition, Inc., a wholly owned subsidiary of the Company, VasculoMedics, Inc. (“VasculoMedics”) and Dr. Sherris pursuant to which the Company agreed to acquire all of the capital stock of VasculoMedics with VasculoMedics becoming a wholly owned subsidiary of the Company. The VasculoMedics Merger was concurrently closed with and as a condition to the closing of the Paloma Merger on March 28, 2013, with the Company issuing an aggregate of 220,000 post-reverse stock split common shares to the VasculoMedics stockholders.

Both Paloma and Vasculomedics are Delaware corporations and both are based in Jamaica Plain, Massachusetts. Paloma was founded in January 2005 and VasculoMedics was founded in November 2007.

Paloma has developed a non-steroidal, synthetic, small molecule drug library for dermatology (psoriasis, atopic dermatitis, rosacea, actinic keratosis, keloid and hypertrophic scarring, Dupuytren’s disease, bullous blistering diseases), ocular disease, cancer, pulmonary fibrosis, CNS (Huntington’s disease and infantile spasm, a form of childhood epilepsy), biodefense and anti-viral application. The lead product, P529, targets and inhibits the PI3K/Akt/mTOR signal transduction pathway, specifically as a first-in-class allosteric, dual TORC1/TORC2 dissociative inhibitor.

VasculoMedics was founded as a platform epigenetic company to develop orally available small molecular inhibitors of zinc finger transcription factors. Zinc finger transcription factors are a subset of transcription factors utilizing zinc at its core for activity. Transcription factors are proteins that bind to specific parts of DNA that control the transfer of genetic information from DNA to RNA. RNA in turn directs the protein making machinery to manufacture one or more proteins controlled by the transcription factor. Hence, by inhibition of a transcription factor, one can specifically inhibit the synthesis of one or more proteins controlled by the particular transcription factor. Many diseases can be linked to the activation of particular proteins whose synthesis is controlled by transcription factors. Inhibition of such transcription factors could then be able to control disease pathology.

2.     Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations. The Company had net losses for the year ended December 31, 2013 and 2012 of $2,635,975 and $7,366,061, respectively. As of December 31, 2013, the Company had negative working capital of $5,880,035 and an accumulated deficit of $60,937,550. The Company had a total of $667,002 of promissory notes that were in default as of December 31, 2013. Unless additional financing is obtained, the Company may not be able to continue as a going concern. In the year ended December 31, 2013, the Company raised $700,000 through the issuance of two promissory notes and $427,501 through the sale of common stock. For the year ended December 31, 2012, the Company raised $870,000 through issuance of preferred stock, $143,829 through the issuance of common stock and received $3,483,103 through issuance of promissory notes. The Company is seeking additional capital in connection with current and potential acquisitions. However, due to the current economic environment and the Company’s current financial condition, there can be no assurance that adequate capital will be available when needed and on acceptable terms.

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

3.     Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The balance sheets at December 31, 2013 and December 31, 2012 and the income statements for the years ended December 31, 2013 and 2012 consolidate the accounts of PEI, Canterbury and Hygeia reflecting the acquisition of these entities (see Note 19). All significant intercompany balances were eliminated in consolidation.

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

For purposes of calculating EPS, the number of common shares did not include 281,667 shares of common stock issuable upon conversion by the holders of Series E Preferred on December 31, 2012. These conversion shares were not included in the EPS calculation because they were antidilutive given the losses by the Company for the year ended December 31, 2012. As of June 30, 2013 the Series E Preferred had been extinguished and the basic and fully-diluted shares are the same from that point forward.

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

The Series E and related warrants were extinguished in May 2013 when the Series E and related warrants were exchanged for common stock, at which time the derivative liability was extinguished.

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

Goodwill and Intangible Assets

Intangible assets as of December 31, 2013 consisted of goodwill and intangible assets related to the acquisition of Canterbury and Hygeia in November 2013. Goodwill as of December 31, 2013 was related to goodwill for ProElite that we acquired in June 2011 but suspended development of this business in June 2013. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC Topic 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

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

To review the value of intangible assets and related goodwill as of December 31, 2013, the Company followed ASC Topic 350 “Intangibles-Goodwill and Other” and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred. If this examination suggested it was more likely that impairment had occurred, the Company then compared discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet. The objective was to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and the Company is a willing seller not under compulsion to sell. Revenue from goodwill and intangible assets were forecasted based on the assumption they are standalone entities. These forecasts were discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk to small companies in general, for factors specific to the Company and the business.

As of December 31, 2013, the Company determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $19,600,000, which was 128%% of the $15,334,507 goodwill and intangible assets on the balance sheet as of December 31, 2013. We engaged an outside service provider to assist in this determination. The service provider computed future projected cash flows using information we provided, including estimated future results of the events and operations. We then compared the estimated FV of the reporting unit to the carrying value of the reporting unit and determined that no impairment had occurred as of December 31, 2013.

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

As of December 31, 2013, the Company had a deferred tax asset of $26,274,933 that was fully reserved and a net operating loss carryforward of $47,728,300 for Federal purposes and $44,482,850  for state tax purposes. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company improves its results of operations, or if circumstances otherwise change, and given the changes in stock ownership of the Company, it is possible that the Company may realize only a portion of its valuation allowance in the future. Any such realization would result in recording a tax benefit that would increase net income in the period the valuation is released. However, under U.S. tax codes, changes in ownership of the Company can reduce or eliminate the ability of the Company to use these tax-loss carryforwards in the future.

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

4.     Litigation

In January 2013, the Company signed a term sheet (“Term Sheet”) with an outside financial firm (“Financial Firm”) to have that firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”). The Financial Firm entered into agreements in July 2013 with such Creditors to acquire $1,865,386 in liabilities (“Liability Settlement”) of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for the Liability Settlement. A court order based on this complaint was issued on October 7, 2013. Based on conditions agreed to in the Term Sheet, the Company will settle that judgment by issuing common stock to the Financial Firm. Under an exemption from registration in the SEC regulations, common stock issued pursuant to this court order is tradable without restrictions. This common stock will be issued in tranches such that the Financial Firm will not own more than 9.99% of outstanding shares at any time and will be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the stock is three times the Liability Settlement (“Settlement Period”). The Financial Firm will sell the shares to generate proceeds to pay the Creditors.

If the bid price drops during the Settlement Period, the Company is obligated to issue additional shares to ensure the Financial Firm has sufficient stock to cover the Liability Settlement. Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of the number of shares of stock owed to the Financial Firm. This liability will be adjusted on a quarterly basis for changes in the market price of the Company’s stock, which will produce gains and losses in the period that such adjustment is made. The selling activities of the Financial Firm could put downward pressure on the stock price. The Financial Firm held a promissory note for $50,000 that was converted into 8,333 shares of common stock on October 3, 2013 and received a fee of 150,000 shares of common stock on October 7, 2013. An initial tranche of 200,000 shares was issued to the Financial Firm on November 15, 2013.

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

5.     Prepaid Expenses

In July 2013, the Company entered into an agreement with Maxim Group LLC to provide general financial advisory and investment banking services to the Company for three years on a non-exclusive basis. Under this agreement, Maxim received common stock equal to 4.99% of the outstanding common stock of the Company as of that date, or 21,025,000 shares of common stock. These shares were valued at $0.15, which was the closing price of the Company’s common stock on the date of the agreement, for a total expense of $3,153,750. This expense is being recognized ratably over the life of the three-year term of the agreement at $262,813 per quarter. As of December 31, 2013, $2,628,125 remained in prepaid expenses.

6.     Receivable From Former Chairman and Chief Executive Officer

Pursuant to an investigation directed by the Company’s Board of Directors (“Board”) in March 2012, it was determined that Paul Feller, the Company’s former chairman and Chief Executive Officer (“CEO”), received $640,000 in December 2010 in connection with a sale of the Company’s common stock he arranged with outside investors and he caused 25,400 shares of common stock to be issued directly by the Company while Mr. Feller kept the cash proceeds (the “European Transactions”). Accordingly, the Company recorded a gross receivable of $640,000 from Mr. Feller in connection with the European Transactions. Mr. Feller resigned from the Company on June 28, 2012. During 2012, it was determined that Mr. Feller kept in his possession a vintage automobile that the Company paid $38,100 for, increasing his receivable to $678,100.

As of December 31, 2012, this receivable of $678,100 was increased by $71,946, which is the value of 3,787 shares owed by Mr. Feller to the Company at the $19.00 closing price of common stock on December 31, 2012, along with $4,622 of personal expenses for Mr. Feller paid with Company funds. This receivable of $754,668 was presented net of the offset of $538,515 of the receivable related to stock issuance (see below), $30,540 of approved business expenses and $113,667 in deferred salary. As of December 31, 2013, this receivable was reduced to $2,020, which is the value of the 673 shares owed by Mr. Feller to the Company at the $3.00 closing price of the Company’s shares as of December 31, 2013.

These impacts are summarized as follows:

	December 31,	December 31,
	2013	2012
Gross receivable
Sale of Company common stock, net proceeds retained by Mr. Feller	$640,000	$640,000
Value of 3,787 shares of common stock owed by Mr. Feller to the Company valued at December 31, 2012 price of $19.00 and 673 shares valued at December 31, 2013 price of $3.00	2,020	71,946
Vintage automobile retained by Mr. Feller	38,100	38,100
Other	4,622	4,622
Total	684,742	754,668

Offsets to receivable
Deferred salary	(113,667)	(113,667)
Expense reports submitted and approved	(30,540)	(30,540)
Net amount owed	540,535	610,461

Write off receivable based on stock offsets (a)	(538,515)	(538,515)
Net receivable	$2,020	$71,946

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

This offset of the $538,515 receivable from Mr. Feller resulted from the decision by the Company to treat 21,613 shares of stock owed to Mr. Feller from 2008 and 2009 that were approved by the Board but never issued, as having been satisfied when he had the Company issue 25,400 shares of stock in connection with the European Transactions.

The 21,613 shares were due to Mr. Feller as payment for $2,768,652 in accrued salary, interest, vacation and rental payments for 2008, 2009 and prior years, and repayment of $729,439 of outstanding loans made by Mr. Feller to the Company in those periods. The Company is satisfied that it properly recorded and disclosed the 2008 and 2009 transactions in its financial reports filed with the SEC and the only adjustment needed was to reduce shares outstanding as of December 31 2012 by these 21,613 shares. The Company has accrued the employer taxes on this taxable income as of December 31, 2012. While Mr. Feller was owed 21,613 shares from 2008 and 2009, he had the Company issue 25,400 shares related to the European Transactions, leaving a balance due to the Company of 3,787 shares. In consideration for a legal judgment paid by Mr. Feller, the Company agreed to reduce the number of shares of common stock owed by him to the Company from 3,787 shares to 673 shares.

As of December 31, 2013, the Company had recorded an accrued expense of $375,000 pursuant to Mr. Feller’s consulting agreement that provides for $62,500 per quarter through June 30, 2014, subject to certain conditions. These consulting payments were conditioned on the Company raising $2,000,000 of equity and that Mr. Feller provide consulting services under this agreement at the direction of the Company’s board of directors. Given that the Company has not raised this amount of equity and given that Mr. Feller has not provided any consulting services to the Company, the Company elected to reverse this accrued expense, resulting in a gain of $375,000.

7.     Property and Equipment, Net

Property and equipment were as follows:

	December 31,	December 31,
	2013	2012
Computers, peripherals and office machines	$145,245	$147,030
Furniture and fixtures	78,833	73,905
	224,078	220,935
Less accumulated depreciation	(212,816)	(171,897)
Property and equipment, net	$11,262	$49,038

For the years ended December 31, 2013 and 2012, depreciation expense was $40,919 and $26,771, respectively, reflecting accelerated depreciation in 2013 for assets deemed to have shorter useful lives given the Company’s financial situation.

8.     Goodwill

Goodwill was $0 at December 31, 2013 and $1,935,621 at December 31, 2012.  In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” the Company’s goodwill and intangible assets were considered to have indefinite lives and were therefore not amortized, but rather were subject to annual impairment tests. The Company’s annual impairment testing date was December 31, 2013 and the Company monitored the facts and circumstances for all intangible properties to determine an impairment did not exist. As of December 31, 2013, the Company determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $19,600,000, which was 128%% of the $15,334,507 goodwill and intangible assets on the balance sheet as of December 31, 2013. Given the Company’s decision as of June 30, 2013 to suspend development of its MMA business, the goodwill for ProElite was considered to be fully impaired as of that date.

9.     Deferred Salary

Capital constraints necessitated that the Company reduce staff starting February 16, 2013 and the Company has not been able to pay employees on a regular basis since that point, resulting in unpaid salaries of $571,328 and $1,152,933 as of December 31, 2013 and December 31, 2012, respectively, net of any advances. During 2013 $1,035,514 of deferred salary liability was transferred to a third party

10.    Other Accrued Expenses and Other Liabilities

Other accrued expenses and other liabilities consisted of the following:

	December 31,	December 31,
	2013	2012
Payroll related	$479,087	$329,191
Estimated damage liability that may not be covered by insurance	393,592	300,000
Estimated settlement with vendor in Europe	–	300,000
Professional fees	110,000	269,710
Accrued board fees	657,934	241,011
Consultant fees	–	133,777
Other	57,101	109,819
	$1,697,714	$1,683,508

The estimated damage liability that may not be covered by insurance was increased to the amount of the legal complaint disclosed in footnote 4 that is related to this amount. The estimated settlement with vendor in Europe was transferred to a third party. As of December 31, 2013, the Company had recorded an accrued expense of $375,000 pursuant to Mr. Feller’s consulting agreement that provides for $62,500 per quarter through June 30, 2014, subject to certain conditions. These consulting payments were conditioned on the Company raising $2,000,000 of equity and that Mr. Feller provide consulting services under this agreement at the direction of the Company’s board of directors. Given that the Company has not raised this amount of equity and given that Mr. Feller has not provided any consulting services to the Company, the Company elected to reverse this accrued consulting liability as of December 31, 2013.

11.     Payable to Officer and Former Officer

The amounts payable to an officer and a former officer pursuant to their employment agreements:

	December 31,	December 31,
	2013	2012
Officer pursuant to employment agreement	$156,358	$156,358
Promissory note to former officer	–	55,000
	$156,358	$211,358

In connection with the 2010 employment agreement for its then Senior Vice President and Chief Operating Officer, the Company owed this former officer $55,000, which is the remaining portion of a promissory note assumed by the Company in connection with this employment agreement. This liability was transferred to a third party during 2013. In connection with the 2010 employment agreement for the Company’s Chief Financial Officer, the Company owes this officer $156,358 for unpaid amounts consisting of consulting fees prior to employment, expenses, salary increases and signing bonus.

12.     Notes Payable

Notes payable were as follows:

	2013	2012
Notes payable from ProElite to various individuals dated October 20, 2011 with maturity of July 20, 2012, plus interest at 8%, convertible into common stock of ProElite at noteholder's election. Secured by the assets of ProElite. These notes were converted into common stock in November 2013.	$–	$1,063,000

Note payable to a shareholder with original maturity of May 24, 2012, plus interest at 0.19%, that was secured by the assets of ProElite. This note was converted into common stock in May 2013.	–	1,000,000

Note payable from ProElite to one party dated October 19, 2012 with original maturity of October 19, 2013. Bears interest at 7% and was secured by the assets of ProElite. This note was converted into common stock in May 2013.	–	500,000

Note payable to the Company's outside law firm and represents the corporate and litigation fees due as of June 30, 2012. This note originally bore interest at 3% and was due December 31, 2012. Strating on January 1, 2013, this note bears interest at 10%. This note is currently in default.	467,002	486,104

Notes payable to three holders dated May 11, 2012 with original maturity of the earlier of November 11, 2012 and was secured by the assets of the Company. This note was converted into common stock in May 2013.	–	350,000

Notes payable to 11 investors dated July 9, 2012 with maturity date on the earlier of a $2 million capital raise by the company, or February 6, 2013 and bears interest at 8%. $225,000 of these notes were converted by 9 investors to common stock in November 2013. The remaining two notes are currently in default.	50,000	275,000

Notes payable to one holder dated April 4, 2012 with original maturity on October 4, 2012 that was changed to January 4, 2013. This note was converted into common stock in May 2013.	–	249,999

Notes payable to a director of the Company dated March 5, 2013 with maturity on the earlier of September 5, 2013 or receipt by the Company of $200,000 in net proceeds from a private placement of Company securities. This note does not bear interest and is not secured. This note is currently in default.	200,000	–

Note payable to a high-yield fund. This note bears interest at 10% and matures on June 19, 2014. Upon the closing of a financing of at least $7,500,000 on or before the applicable maturity date, this note will be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities. This note is secured by the assets of the Company.	500,000	–

Note payable to the Company's chairman of the board dated August 9, 2013. Bears interest at 7% and matures on August 9, 2014. Contains mandatory conversion into security or securities totaling $10 million or more at the lesser of 50% of the selling price of such securities or the equivalent of $0.04 per share of common stock. This note is secured by the assets of the Company.	500,000	–

Note payable to the Company's chairman of the board dated December 19, 2013. This note bears interest at 10% and matures on June 19, 2014. Upon the closing of a financing of at least $7,500,000 on or before the applicable maturity date, this note will be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities. This note is secured by the assets of the Company.	150,000	–

Note payable to a shareholder dated January 14, 2005, with original maturity of May 14, 2005, plus interest at 10%. Unsecured. This note was written off in June 2013.	–	70,000

Note payable to a shareholder dated February 1, 2005 with original maturity of June 1, 2005, plus interest at 10%. Unsecured. This note was written off in June 2013.	–	10,000
	$1,867,002	$4,004,103

The notes of $70,000 and $10,000 outstanding as of December 31, 2012 were written off in June 2013 since there have been no actions taken to collect on these notes and the statute of limitations for collecting on these notes has passed. The gain of $80,000 for the writeoff of these notes was reflected in other income for the year ended December 31, 2013.

Interest expense on these notes was $228,294 in 2013 and $167,894.

13.     Obligation to issue stock for transfer of liabilities

In January 2013, the Company signed a term sheet (“Term Sheet”) with an outside financial firm (“Financial Firm”) to have that firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”). The Financial Firm entered into agreements in July 2013 with such Creditors to acquire $1,865,386 in liabilities (“Liability Settlement”) of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for the Liability Settlement. A court order based on this complaint was issued on October 7, 2013, resulting in the transfer of these $1,865,386 million of liabilities to the Financial Firm (see Footnote 4 for additional information). Of the amount transferred to the Financial Firm, $1,035,514 was related to deferred salary and paid time off for current and former employees and $829,872 was for amounts owed to vendors.

Based on conditions agreed to in the Term Sheet, the Company will settle that judgment by issuing common stock to the Financial Firm. Under an exemption from registration in the SEC regulations, common stock issued pursuant to this court order is tradable without restrictions. This common stock will be issued in tranches such that the Financial Firm will not own more than 9.99% of outstanding shares at any time and will be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the stock is three times the Liability Settlement (“Settlement Period”). The Financial Firm will sell the shares to generate proceeds to pay the Creditors. Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of the number of shares of stock owed to the Financial Firm. This liability will be adjusted on a quarterly basis for changes in the market price of the Company’s stock, which will produce gains and losses in the period that such adjustment is made. The selling activities of the Financial Firm could put downward pressure on the stock price. The Financial Firm held a promissory note for $50,000 that was converted into 8,333 shares of common stock on October 3, 2013 and received a fee of 1,500 shares of common stock on October 7, 2013. An initial tranche of 200,000 shares was issued to the Financial Firm on November 15, 2013.

14.      Derivative Liabilities

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

The fair value of these derivative liabilities was calculated using the Black Scholes pricing model that was based on the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These fair value results were extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock. Accordingly, the fair value of these derivative liabilities were subject to significant changes.  On March 31, 2013, the fair value of these derivative liabilities was $10,626,457. As of May 6, 2013, the Series E and related warrants were converted into common stock and extinguished. The Company valued the derivative liability on this date as $1,409,530 and recorded a gain of $9,216,927 on the decrease in fair value for the derivative security, then recorded a gain of $1,409,530 on extinguishment of the derivative liability.

The following assumptions were used to calculate the Black Scholes values of this derivative liability as of March 31, 2013 and as of May 6, 2013. The fair value of the underlying common stock was based on the sale of 139,166 shares of common stock at $3.00 by the Company during the three months ended June 30, 2013.

Estimated fair value of underlying common stock	$3.00
Remaining life in years	3.05 - 3.15
Risk-free interest rate	0.35% - 0.38%
Expected volatility	141% - 142%
Dividend yield	–

15.     Shareholder’s Equity

Common Stock

Following a majority vote of shareholders to approve, an information statement was distributed to shareholders of record as of June 30, 2013. After the appropriate waiting period after such mailing, the authorized number of shares was increased from 500,000,000 to 1,000,000,000 in August 2013. During the 2013, the Company issued a total of 4,922,948 shares of Common Stock, resulting in an increase in outstanding shares from 890,836 shares as of December 31, 2012 to 5,813,785 shares as of December 31, 2013:

Number of Common Shares
Balance at December 31, 2012	890,837

Conversion of Series E Preferred to common stock	1,575,000
Shares issued for acquisition	1,150,116
Conversion of warrants to common stock	1,023,264
Conversion of debt to common stock	576,331
Issuance of shares for advisory agreements	243,250
Issuance of shares to third party for assumption of liabilities	200,000
Issuance of common stock for cash	142,501
Other	12,486
Balance at December 31, 2013	5,813,785

Series C 10% Preferred Stock

There were no shares of Series C 10% Preferred Stock outstanding as of December31, 2013 or December 31, 2012.

Series D 10% Preferred Stock

As of December 31, 2013 and December 31, 2012, 0 and 18,999 shares of Series D were outstanding, respectively. Each share of Series D sold for $30, could be converted at any time into 0.6 shares of common stock and had voting rights equal to 0.6 shares of common stock. In connection with the issuance of Series D, the Company issued warrants to purchase 1,799 shares of common stock. The warrants have a life of five years to purchase a share of common stock for $100 per share. The Series D had liquidation preference over common stock at a liquidation value equal to its par value of $30 and paid a cumulative dividend of 10% per year. Given the losses recorded by the Company, the stock equivalents related to the Series D are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive. During 2013, 18,999 shares of Series D were converted into a total of 14,138 shares of common stock: 11,399 shares for direct conversion of the Series D into common stock, 2,528 shares for dividends and 211 shares for the price protection feature.

Series E 5% Preferred Stock

As of December 31, 2013 and December 31, 2012, there were 0 and 9,450 shares of Series E were outstanding, respectively. On May 6, 2013 all shares of Series E were exchanged for 1,575,000 shares of common stock and were extinguished, thereby removing the “overhang” created by the terms of the Series E that provided for the conversion price into common stock to be reduced to the price of any subsequent financing done at a lower price.

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

In connection with the sale of the Series E, the Company also agreed to issue to the Investors (a) warrants (“A Warrants”) to purchase up to one additional share of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares, and (b) warrants (“B Warrants”) to purchase up to 0.50 additional shares of Common Stock for each share of Common Stock issuable upon conversion of the Preferred Shares. The Warrants were exercisable for five years commencing on the date of first issuance. For the Original Series E, exercise price of the A Warrant was $65.00 per share and the B Warrant had an exercise price of $100.00 per share, subject in each case to full ratchet anti-dilution protection.

The Original Series E were adjusted pursuant to the full ratchet anti-dilution protection when $249,999 of notes were issued on April 4, 2012 that contained a $3.00 conversion feature, so that the Original Series E had a conversion price of $3.00 and an exercise price of $3.00 for the warrants. The New Series E were issued with a conversion and exercise price of $30.00 for the warrants. The impact of this ratchet-down provision in April 2012 increased the number of shares that would be issued upon conversion on that date from 211,250 shares of common stock to 281,667 and to increase the number of shares that would be issued upon full exercise of the warrants on that date from 379,750 shares of common stock to 949,667. All of the Series E have been converted into the Company’s common stock.

Stock Options

On March 27, 2013 the Board approved an option to the Company’s CEO to purchase 250,000 shares of common stock at $3.00 and an option to the Company’s General Counsel to purchase 60,000 shares of common stock at $3.00. These options have a five-year life and vested in the three months ended June 30, 2013, resulting in Black Scholes option expense of $824,600 for this quarter. The Black Scholes expense for these March 27, 2013 options was calculated using the following assumptions. The fair value of the underlying common stock was based on the sale of 139,167 shares of common stock at $3.00 by the Company during the three months ended June 30, 2013.

Estimated fair value of underlying common stock	$3.00
Remaining life	5.0
Risk-free interest rate	0.35%
Expected volatility	141%
Dividend yield	–

During 2012, the Company cancelled 46,609 options for employees whose employment had been terminated and granted 23,000 options to Jerold Rubinstein, the Company’s new Chairman of the Board and CEO on June 28, 2012, pursuant to an employment contract, 4,500 options to a director and 3,000 options to an officer. These options have a strike price of $35.00 - $38.00, which were the closing prices of the Company’s common stock on the day of grant and a five-year life. Mr. Rubinstein’s options vest monthly over a 12-month period unless the employment contract is terminated for any reason, at which time the options vest in full. The director’s options vest ratably over a 36-month period, and the officer’s options vest one third at grant, one third after the first year and one third after the second year. The Black Scholes value of these options was $706,250 which is being amortized over the respective vesting periods. The Black Scholes expense for these 2012 options was calculated using the following assumptions. The fair value of the underlying common stock was determined by closing price on the Bulletin Board stock exchange.

Estimated fair value of underlying common stock	$35.00 - $38.00
Remaining life	5.0
Risk-free interest rate	0.69% - 0.80%
Expected volatility	80% - 89%
Dividend yield	–

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
		Range of	Remaining	Average		Remaining	Average
	Options	Exercise	Life in	Exercise	Options	Life in	Exercise
	Outstanding	Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2011	121,699	$14.00 - $150.00	2.9	$49.00	87,577	2.9	$40.00
Cancelled	(72,763)	–	–	–	(46,610)	–	–
Exercised	–	–	–	–	–	–	–
Granted	30,500	$35.00 - $38.00	4.2	$36.00	16,343	4.2	$36.00
As of December 31, 2012	79,436	$35.00 - $54.00	3.0	$46.00	57,310	2.6	$48.00
Cancelled	–	–	–	–	–	–	–
Exercised	–	–	–	–	–	–	–
Granted	310,000	$3.00	4.2	$3.00	310,000	4.2	$3.00
As of December 31, 2013	389,436	$0.03 - $0.54	3.9	$11.77	367,310	3.9	$11.10

Warrants

On March 27, 2013 the Board approved warrants to three financial advisors to purchase 173,917 shares of common stock at $3.00. These warrants have a five-year life and vested during the three months ended June 30, 2013, resulting in Black Scholes warrant expense of $462,618. The Black Scholes expense for these March 27, 2013 warrants was calculated using the following assumptions. The fair value of the underlying common stock was based on the sale of 139,167 shares of common stock at $3.00 by the Company during the three months ended June 30, 2013.

Estimated fair value of underlying common stock	$3.00
Remaining life	5.0
Risk-free interest rate	0.35%
Expected volatility	141%
Dividend yield	–

In May 2013 Series E warrants, along with related warrants with similar terms, were exchanged for 1,023,264 shares of common stock and these warrants were extinguished, thereby removing the “overhang” created by the full-ratchet provisions of these warrants that would have increased the number of warrants outstanding and reduced the strike price of these warrants to the price of any subsequent financing done at a lower price. This exchange of common stock for the Series E warrants resulted in a fair value charge of $3,069,792 in the three and six months ended June 30, 2013. These 1,023,264 shares of common stock were valued at $3.00 per share, which was the price at which the Company sold 139,167 shares during three months ended June 30, 2013, resulting in the charge for $3,069,792.

During 2012, the Company issued warrants to purchase 50,000 shares of common stock at $30.00 in connection with the sale of 1,000 shares of Series E. The Original Series E were adjusted pursuant to the full ratchet anti-dilution protection when $249,999 of notes were issued on April 4, 2012 that contained a $30.00 conversion feature, so that the Original Series E now has an exercise price of $0.30 for the warrants. The New Series E was issued with an exercise price of $30.00 for the warrants. The Company also issued six five-year warrants to purchase 135,300 shares at $38.00 to $75.00 in connection with consulting and advisory contracts. The Black Scholes value of these warrants is $4,133,690, which is being recognized over the 12 months of the contracts. The Black Scholes expense for these 2012 warrants was calculated using the following assumptions. The fair value of the underlying common stock was determined by closing price on the Bulletin Board stock exchange.

Estimated fair value of underlying common stock	$38.00 - $75.00
Remaining life	5.0
Risk-free interest rate	0.74% - 1.80%
Expected volatility	84% - 132%
Dividend yield	–

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
		Range of	Remaining	Average		Remaining	Average
	Warrants	Exercise	Life in	Exercise	Warrants	Life in	Exercise
	Outstanding	Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2011	595,302	$65.00 - $200.00	3.2	$200.00	595,302	3.2	$200.00
Exercised	–	–	–	–	–	–	–
Ratchet-down impact	569,917	$30.00	–	$30.00	569,917	–	$30.00
Granted	157,633	$30.00 - $75.00	4.3	$38.00	103,883	4.3	–
As of December 31, 2012	1,322,852	$30.00 - $200.00	3.2	$40.00	1,269,102	3.2	$38.00
Exercised	(978,700)	$30.00	–	$30.00	(939,950)	–	$30.00
Ratchet-down impact	–	–	–	–	–	–	–
Granted	173,917	$3.00	4.2	$3.00	173,917	4.2	$3.00
As of December 31, 2013	518,069	$3.00 - $200.00	3.3	$44.07	503,069	3.3	$44.07

16.     Commitments and Contingencies

Office Space Rental

On May 1, 2009, we entered into a lease for 1,800 square feet of office space in Santa Barbara, California for use as our executive offices. This lease was amended on July 21, 2009 and expires on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month. This property was vacated in August 2012 and the Company has recorded a liability of $139,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. During 2013, a settlement amount of $110,700 was negotiated with the lease holder and transferred to a third party, resulting in a reduction of the accrued liability of $139,150.

On August 1, 2011, we entered into a lease for 7,000 square feet of office space in Los Angeles, California. The lease continues through November 30, 2014. Initially, the lease had a fixed monthly rent of $19,326 and was subject to annual increases of 3%. The Company was not required to pay a fixed monthly rent for months two through five. Prior to this, the Company was leasing the same office space on a month-to-month basis. This property was vacated in April 2012 and the Company recorded a liability of $892,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. As of April 2013, this space was released, but the terms and conditions of the new lease are unknown, so the Company did not adjust the liability.

On November 1, 2011, we entered into a lease for 3,000 square feet of office space in Santa Barbara, California for use by our operating units. This lease expires on October 31, 2014 with two additional three-year renewal terms available. The initial rent plus common area charges were $7,157 per month. This property was vacated in June 2012 and the Company recorded a liability of $229,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. As of June 2013, this space was released, but the terms and conditions of the new lease are unknown, so the Company did not adjust the liability.

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

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2013 that are fixed and determinable by year starting with the year ending December 31, 2014.

					2017 and
	Total	2014	2015	2016	Later
Notes Payable	$1,867,002	$1,867,002	$–	$–	$–
Rent Obligations	1,121,495	878,546	242,949	–	–
Deferred Salary	571,328	571,328	–	–	–
Accrued Interest	89,472	89,472	–	–	–
Employee Contracts	3,931,156	1,181,411	1,341,000	1,273,732	135,014
Employee Contracts: Other	156,358	156,358	–	–	–
Total	$7,736,811	$4,744,117	$1,583,949	$1,273,732	$135,014

Employment Agreements

Effective June 28, 2012, Jerold Rubinstein was elected by the Board as Chairman of the Board, CEO and a director of the Company’s subsidiaries. The Board of Directors of PEI also elected him as Chairman of the Board and CEO of PEI. Under the terms of an employment agreement dated June 28, 2012, Mr. Rubinstein will receive an annual salary of $250,000 per year. Mr. Rubinstein continues to serve on the Board and receive $50,000 annually for such services, along with $100,000 annually as Chairman of the Board. The term of this agreement is six months with an automatic six month extension unless the Company provides written notice of non-renewal 30 days prior to the end of the initial six-month term. This executive was granted options to purchase 2,300,000 shares of the Company’s common stock at $0.35 per share, which was the closing price of the Company’s common stock on the day of option grant. These options vest monthly over a 12-month period. In the event the Company does not renew the second six month period, the executive resigns or the Company terminates the executive’s employment without cause, all options will immediately vest and the executive will receive all unpaid salary for the full 12 month period. In March 2013, Mr. Rubinstein received an option grant to purchase 25,000,000 shares at $0.03 with a five-year life and vesting occurring in the three months ended June 30, 2013. Mr. Rubinstein’s contract expired on June 28, 2013 and he is currently working without a contract. As of December 31, 2013, Mr. Rubinstein is owed unpaid salary of $166,667 and unpaid board fees of $175,000.

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

On February 22, 2010, the Company entered into an employment contract with William Kelly, the Company’s former Senior Vice President and Chief Operating Officer of ProElite, and the Chief Operating Officer of the Company whose employment was terminated in March 2013. In connection with Mr. Kelly’s employment, the Company assumed a promissory note of $231,525 formerly owed to Mr. Kelly by ProElite, Inc. and agreed to pay the promissory note with $121,525 payable to Mr. Kelly upon the closing of the acquisition of ProElite by the Company, $55,000 due 90 days after the closing of the acquisition, and $55,000 due 180 days after the closing of the acquisition. In 2011, $176,525 of these amounts were paid to Mr. Kelly. During 2013, this $55,000 obligation to Mr. Kelly was transferred to a third party.

Consulting Agreement

On June 28, 2012, Paul Feller, the Company’s former Chairman of the Board and CEO, resigned from all positions with the Company and its subsidiaries, including PEI. In connection therewith, pursuant to a Separation and Release Agreement, the Company and Mr. Feller entered into a new Consulting Agreement for a term of two years at an annual compensation of $250,000, As of December 31, 2013, the Company had recorded an accrued expense of $375,000 pursuant to Mr. Feller’s consulting agreement that provides for $62,500 per quarter through June 30, 2014. These consulting payments were conditioned on the Company raising $2,000,000 of equity and that Mr. Feller provide consulting services under this agreement at the direction of the Company’s board of directors. Given that the Company has not raised this amount of equity and given that Mr. Feller has not provided any consulting services to the Company, the Company elected to reverse this accrued expense.

17.     Segment Information

In 2013, ProElite, Stratus White and Hygeia/Canterbury were considered operating segments pursuant to ASC Topic 280 “Segment Reporting” since each was budgeted separately and tracked separately to provide the chief operating decision maker information to assess and manage ProElite, Stratus White and Hygeia/Canterbury. In 2012, ProElite and Stratus White were considered operating segments. Subsequent to December 31, 2012, the Company decided to suspend development of all business activities other than ProElite and effective June 30, 2013, the Company decided to suspend development of its ProElite business.

A summary of results by segments is as follows:

	As of/for the Year Ended December 31, 2013					As of /for the Year Ended December 31, 2012
	Stratus Rewards	ProElite	Life Sciences	Other	Total	Stratus Rewards	ProElite	Other Events	Other	Total
Revenues	$–	$72	$–	$–	$72	$–	$375	$–	$–	$375
Cost of sales	–	–	–	–	–	–	236	–	–	236
Gross margin	–	72	–	–	72	–	139	–	–	139
Deprec. & Amort	–	2	87	587	676	–	2	–	32	34
Segment profit	–	70	(87)	(587)	(604)	–	137	–	(32)	105
Operating expenses	85	192	685	11,766	12,728	1,724	990	–	9,183	11,897
Other (income) expenses	–	(714)	–	643	(71)	–	97	–	1,763	1,859
Impact of derivative securities	–	–	–	(10,459)	(10,459)				(6,801)	(6,801)
Net loss	$(85)	$592	$(772)	$(2,537)	(2,802)	$(1,724)	$(950)	$–	$(4,177)	$(6,850)
Net loss attributable to non-controlling interests	–	–	–	(6)	(6)	–	–	–	(19)	(19)
Preferred dividend	–	–	–	(172)	(172)	–	–	–	497	497
Net loss attributable to common shareholders	$(85)	$592	$(772)	$(2,371)	$(2,636)	$(1,724)	$(950)	$–	$(4,693)	$(7,366)

Assets	$–	$230	$572	$17,542	$18,344	$–	$2,161	$–	$285	$2,446
Liabilities	$52	$2,779	$587	$5,460	$8,878	$122	$2,632	$2,271	$15,828	$20,853

18.     Income taxes

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	December 31,
	2013	2012
Net operating loss carryforward	$21,492,311	$18,050,294
Amortization	(823,367)	(580,145)
Stock option compensation	5,841,333	904,334
Deferred compensation	1,563,754	883,794
Deferred state tax	(1,904,277)	(477,307)
Other	105,179	449,209
Valuation allowance	(26,274,933)	(19,230,179)
Net deferred tax asset	$–	$–

The Company had net operating loss carry-forwards (“NOL”) for federal and state income tax purposes of approximately:

	December 31,
	2013	2012
Combined NOL Carryforwards:
Federal	$47,728,300	$40,240,679
California	44,482,850	36,995,229

The net operating loss carry-forwards for 2013 and 2012 begin expiring in 2021 and 2020, respectively. During 2013, the outstanding shares of common stock increased from 890,837 to 5,813,785. The utilization of net operating loss carry-forwards is likely to be limited due to this ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company recorded a 100% valuation allowance on the deferred tax assets at December 31, 2013 and 2012 because of the uncertainty of their realization.

A reconciliation of the income tax credit computed at the federal statutory rate to that recorded in the financial statements for 2013 and 2012 is as follows:

	December 31, 2013		December 31, 2012
Rate reconciliation:
Federal tax at statutory rate	(922,591)	35.00%	(4,846,180)	166.75%
State tax, net of Federal benefit	(761,237)	25.90%	(782,767)	26.93%
Change in valuation allowance	5,271,615	-179.60%	5,495,845	-189.11%
Derivative accounting and other	(3,587,787)	118.70%	133,102	-4.58%
Total provision	–	0.00%	–	0.00%

19.     Pro Forma Financials for Acquisition of Canterbury and Hygeia

Effective September 30, 2013, the Company entered into a Merger Agreement with Canterbury Acquisition LLC, a wholly owned subsidiary of the Company, Hygeia Acquisition, Inc., a wholly-owned subsidiary of the Company, Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as Holder Representative, pursuant to which the Company acquired all of the capital stock of Canterbury and Hygeia (the “Mergers”) with Canterbury and Hygeia becoming wholly-owned subsidiaries of the Company. The Mergers were closed on November 18, 2013 and 1,150,115 shares were issued to the stakeholders of Canterbury and Hygeia. The Mergers are subject to rescission if Stratus has not raised $7.5 million or more in gross financing proceeds by April 30, 2014. The Company has consolidated the balance sheets of Canterbury and Hygeia as of December 31, 2013.

If the Mergers had occurred on January 1, 2012, the combined statement of operations for the year ended December 31, 2013 would be as follows:

RestorGenex Corporation, Canterbury and Hygeia

Pro Forma Income Statements

For the Year Ended December 31, 2013

	Year Ended December 31, 2013 (a)
		Pro Forma
		Adjustments	Other
		for Canterbury	Pro Forma	Pro Forma
	RestorGenex	and Hygeia (b)	Adjustments	Combined

Revenues	$71,667	$127,167	$–	$198,834
Cost of revenues	–	89,387	–	89,387
Gross profit	71,667	37,780	–	109,447

Operating expenses
General, administrative, research and development	2,008,118	265,260	503,732 (c)	2,777,110
Impairment of intangible assets	1,935,621	–	–	1,935,621
Warrants, options and stock	4,228,317	–	–	4,228,317
Fair value of common stock exchanged for warrants	3,069,792	–	–	3,069,792
Legal and professional services	1,071,392	326,646	–	1,398,038
Depreciation and amortization	675,757	14,781	659,958 (d)	1,350,496
Total operating expenses	12,988,997	606,687	1,163,690	14,759,374

Loss from operations	(12,917,330)	(568,907)	(1,163,690)	(14,649,927)

Other (income)/expenses
(Gain)/loss on adjustments to fair value of derivative liability	(8,980,077)	–	–	(8,980,077)
Gain on extinguishment of derivative liability	(1,183,093)	–	–	(1,183,093)
Other (income)/expenses	(524,505)	–	–	(524,505)
Interest expense	228,294	20,267	–	248,561
Total other (income)/expenses	(10,459,381)	20,267	–	(10,439,114)
Net loss	(2,457,949)	(589,174)	(1,163,690)	(4,210,813)

Net loss attributed to non-controlling interests	(6,401)	–	–	(6,401)
Net loss attributed to RestorGenex Corporation	(2,464,350)	(589,174)	(1,163,690)	(4,217,214)

Preferred dividends	171,625	–	–	171,625

Net income/(loNet income/(loss) attributable to RestorGenexss) attributable to RestorGenex Corporation common shareholders	$(2,635,975)	$(589,174)	$(1,163,690)	$(4,388,839)

Basic and diluted earnings per share	$(1.00)			$(1.20)

Basic and fully-diluted weighted average shares outstanding	2,646,603		1,014,623 (e)	3,661,226

(a)	Assumes the mergers with Canterbury and Hygeia occurred on January 1, 2012.
(b)	Results of operations from January 1, 2013 to November 18, 2013, when the mergers were closed.
(c)	Impact of employment agreements from January 1, 2013 to November 18, 2013.
(d)	Impact of amortization of intangible assets from January 1, 2013 to November 18, 2013.
(e)	Impact on weighted average shares if the 1,150,116 shares issued for the mergers were outstanding for the full year.

20.     Subsequent Events

On March 7, 2014, the Company effected a reverse stock split of 100 to 1 with respect to its Common Stock and the Company changed its corporate name from Stratus Media Group, Inc. to RestorGenex Corporation, a biopharmaceutical company. All stock numbers herein are post reverse split. On March 28, 2014, the Company acquired Paloma Pharmaceuticals, Inc. (“Paloma”) for consideration of 2,500,000 shares of common stock and VasculoMedics, Inc. (“VasculoMedics”) for consideration of 220,000 shares of common stock. In connection with the acquisition of Paloma, the Company agreed to assume three promissory notes which have been extended to a maturity date of March 28, 2015. The notes have a current balance (principal and interest) of approximately $1,132,000.

The following pro forma financial information has been prepared as if the Merger with Paloma occurred on December 31, 2013. The information in these pro forma financials for Paloma and VasculoMedics has been derived from the unaudited financial statements for Paloma and VasculoMedics for the years ended December 31, 2013 and 2012. The information in these pro forma financials for Stratus has been derived from the audited financial statements for the year ended December 31, 2013.

RestorGenex Corporation, VasculoMedics and Paloma Pharmaceuticals Inc.

Pro Forma Statement of Financial Position

December 31, 2013

	As of December 31, 2013 (a)
				Pro Forma		Pro Forma
	RestorGenex	Paloma	VasculoMedics	Adjustments		Combined

ASSETS

Current assets
Cash and equivalents	$254,964	$96,719	$–	$–		$351,683
Accounts receivable	2,020	–	–	–		2,020
Investment in VasculoMedics	–	100,000	–	(100,000)	(b)	–
Prepaid expenses and deposits	2,741,299	19,632	–	–		2,760,931
Total current assets	2,998,283	216,351	–	(100,000)		3,114,634

Property and equipment, net	11,262	72,331	–	–		83,593
Intangible assets	7,691,682	747,559	–	1,744,701	(c)	10,183,942
Goodwill	7,642,825	–	–	7,129,154	(d)	14,771,979
Total assets	$18,344,052	$1,036,241	$–	$8,773,855		$28,154,148

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,520,206	$175	$–	$–		$1,520,381
Deferred salary	571,328	–	–	–		571,328
Accrued interest	89,472	456,800	–	–		546,272
Other accrued expenses and other liabilities	1,697,714	–	–	–		1,697,714
Amounts payable to officers	156,358	–	–	–		156,358
Rent liability for facilities no longer occupied	1,121,495	–	–	–		1,121,495
Notes payable	1,867,002	665,000	–	–		2,532,002
Obligation to issue stock for transfer of liabilities	1,854,743	–	–			1,854,743
Total current liabilities	8,878,318	1,121,975	–	–		10,000,293

Deffered tax liability	3,000,576	–	–	697,880	(e)	3,698,456
Total long-term liabilities	3,000,576	–	–	697,880		3,698,456

Commitments and contingencies

Shareholders' deficit
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding	–	–	–	–		–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized, 0 shares issued and outstanding	–	–	–	–		–
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized, 0 shares issued and outstanding	–	–	–	–		–
Common stock	5,814	7,839	5,625	(10,744)	(f)	8,534
Additional paid-in capital	67,390,493	7,524,343	94,375	368,803	(g)	75,378,014
Accumulated deficit	(60,937,550)	(7,617,916)	(100,000)	7,717,916	(h)	(60,937,550)
Total shareholders' deficit	6,458,757	(85,734)	–	8,075,975		14,448,998
Non-controlling interest/(deficit)	6,401	–	–	–		6,401
Total shareholders' deficit	6,465,158	(85,734)	–	8,075,975		14,455,399
Total liabilities and shareholders' deficit	$18,344,052	$1,036,241	$–	$8,773,855		$28,154,148

(a)	Assumes the mergers with Paloma and VasculoMedics occurred on December 31, 2013.
(b)	To eliminate investment by Paloma in VasculoMedics upon the mergers.
(c)	Total consideration for the acquisition of Paloma was $8,307,534, which includes $7,000,000 for the value of the 2,500,000 shares of stock issued at a value of $2.80 a share upon entering into the merger on February 25, 2014 plus $1,121,800 for debt assumed by the Company plus $185,734 in negative net assets required. There has not been a valuation of the intangible assets of Paloma performed by a third party, but for these purposes, the Company has assumed that 30% of the total consideration is allocated to intangible assets and 70% is allocated to goodwill. Using this assumption, $5,815,274 of the consideration to Paloma was allocated to goodwill and $2,492,260 was allocated to intangible assets. This assumed allocation of $2,492,260 was reduced by the $747,559 value on Paloma’s balance sheet for a net adjustment of $1,744,701. The Company plans to have a valuation of the intangible assets of Paloma performed by a third party and when that occurs, the allocation may change from the assumption used herein.
(d)	As noted above, $5,815,274 of the consideration paid to Paloma was allocated to goodwill. The consideration paid for the merger with VasculoMedics was $616,000 for the 220,000 shares issued at $2.80, which was the market price of the Company’s common stock when the merger agreement was executed on February 25, 2014. All of the consideration to VasculoMedics was allocated to goodwill, resulting in a total increase of $7,129,154 for goodwill, including $697,880 for the deferred tax liability.
(e)	As noted above, there was a net gain on the intangible assets of $1,744,701, which is tax effected at 40% to arrive at the deferred tax liability of 697,880. The deferred tax liability will change if the third party valuation of intangible assets differs from the 30% allocation used herein.
(f)	Eliminates $7,839 for common stock of Paloma and $5,625 for VasculoMedics and adds $2,500 for the par value of the 2,500,000 shares issued for the merger with Paloma and $220 for the par value of the 220,000 shares issued for the merger with VasculoMedics.
(g)	Eliminates $7,524,343 for the additional paid-in capital at Paloma and $94,375 at VasculoMedics and adds $6,997,500 for the additional paid-in capital for the shares issued for the merger with Paloma and $615,780 for the additional paid-in capital for the shares issued for the merger with VasculoMedics along with $374,241 for the net adjustments required to balance the impacts of the mergers with Paloma and VasculoMedics.
(h)	Eliminates the accumulated deficit of $7,617,916 at Paloma and $100,000 at VasculoMedics and adds the $1,764,731of expenses associated with employment agreements for Canterbury and Paloma executives that would be incurred from January 1, 2012, along with $1,407,234 in expenses related to amortizing the value of intangible assets at Canterbury. The $2,492,260 of intangible assets at Paloma would not be subject to amortization since the primary patent has not been issued as of the date of this report.

The following pro forma financial information has been prepared as if the mergers with Canterbury, Hygeia, Paloma and VasculoMedics occurred on January 1, 2013. The information in these pro forma financials for Paloma and VasculoMedics has been derived from the unaudited financial statements for Paloma and VasculoMedics for the year ended December 31, 2013. The information in these pro forma financials for Stratus has been derived from the audited financial statements for the year ended December 31, 2013.

RestorGenex Corporation and Paloma Pharmaceuticals Inc.

Pro Forma Income Statements

For the Year Ended December 31, 2013

	Year Ended December 31, 2013 (a)
				Pro Forma Adjustments for
				Canterbury	Other
				and	Pro Forma	Pro Forma
	RestorGenex	Paloma	VasculoMedics	Hygeia (b)	Adjustments	Combined

Revenues	$71,667	$–	$–	$127,167	$–	$198,834
Cost of revenues	–	–	–	89,387	–	89,387
Gross profit	71,667	–	–	37,780	–	109,447

Operating expenses
General, administrative, research and development	2,008,118	411,514	–	265,260	848,732 (c)	3,533,624
Impairment of intangible assets	1,935,621	–	–	–	–	1,935,621
Warrants, options and stock	4,228,317	–	–	–	–	4,228,317
Fair value of common stock exchanged for warrants	3,069,792	–	–	–	–	3,069,792
Legal and professional services	1,071,392	44,264	–	326,646	–	1,442,302
Depreciation and amortization	675,757	2,977	–	14,781	659,958 (d)	1,353,473
Total operating expenses	12,988,997	458,755	–	606,687	1,508,690	15,563,129

Loss from operations	(12,917,330)	(458,755)	–	(568,907)	(1,508,690)	(15,453,682)

Other (income)/expenses
(Gain)/loss on adjustments to fair value of derivative liability	(8,980,077)	–	–	–	–	(8,980,077)
Gain on extinguishment of derivative liability	(1,183,093)	–	–	–	–	(1,183,093)
Other (income)/expenses	(524,505)	(85,881)	–	–	–	(610,386)
Interest expense	228,294	119,700	–	20,267	–	368,261
Total other (income)/expenses	(10,459,381)	33,819	–	20,267	–	(10,405,295)
Net loss	(2,457,949)	(492,574)	–	(589,174)	(1,508,690)	(5,048,387)

Net loss attributed to non-controlling interests	(6,401)	–	–	–	–	(6,401)
Net loss attributed to RestorGenex Corporation	(2,464,350)	(492,574)	–	(589,174)	(1,508,690)	(5,054,788)

Preferred dividends	171,625	–	–	–	–	171,625

Net income/(loss) attributable to RestorGenex Corporation common shareholders	$(2,635,975)	$(492,574)	$–	$(589,174)	$(1,508,690)	$(5,226,413)

Basic and diluted earnings per share	$(1.00)					$(0.82)

Basic and fully-diluted weighted average shares outstanding	2,646,603			1,014,623 (e)	2,720,000 (f)	6,381,226

(a)	Assumes the mergers with Canterbury, Hygeia, Paloma and VasculoMedics occurred on January 1, 2013.
(b)	Results of operations for Canterbury and Hygeia from January 1, 2013 to November 18, 2013, when the mergers were closed.
(c)	Adds the $848,732 of expenses associated with employment agreements for Canterbury and Paloma executives that would be incurred from January 1, 2013.
(d)	Adds $659,958 of additional amortization for intangible assets at Canterbury that would be incurred if amortization began on January 1, 2013 rather than the November 18, 2013 merger date.
(e)	Impact on weighted average shares if the 1,150,116 shares issued for the mergers with Canterbury and Hygeia were outstanding for the full year.
(f)	Impact on weighted average shares if the 2,500,000 shares issued for the Paloma merger and the 220,000 shares issued for the VasculoMedics merger were outstanding for the full year.

The following pro forma financial information has been prepared as if the mergers with Canterbury, Hygeia, Paloma and VasculoMedics occurred on January 1, 2012. The information in these pro forma financials for Paloma and VasculoMedics has been derived from the unaudited financial statements for Paloma and VasculoMedics for the year ended December 31, 2012. The information in these pro forma financials for Stratus has been derived from the audited financial statements for the year ended December 31, 2012.

	Year Ended December 31, 2012 (a)
						Canterbury		Pro Forma		Pro Forma
	RestorGenex	Paloma		VasculoMedics		and Hygeia		Adjustments		Combined

Revenues	$374,542	$–		$–		$246,731		$–		$621,273
Cost of revenues	235,803	–		–		123,374		–		359,177
Gross profit	138,739	–		–		123,357		–		262,096

Operating expenses
General, administrative, research and development	4,570,161	501,652		–		324,261		916,000	(b)	6,312,074
Impairment of intangible assets	1,423,844	–		–		–		–		1,423,844
Warrants, options and stock	3,643,662	–		–		–		–		3,643,662
Fair value of common stock exchanged for warrants	–	–		–		–		–		–
Legal and professional services	2,128,898	51,681		–		77,965		–		2,258,544
Depreciation and amortization	164,043	3,438		–		17,196		(747,276)	(c)	(562,599)
Total operating expenses	11,930,608	556,771		–		419,422		168,724		13,075,525

Loss from operations	(11,791,869)	(556,771)		–		(296,065)		(168,724)		(12,813,429)

Other (income)/expenses
Fair value of derivative liabilities in excess of proceeds	408,501									408,501
(Gain)/loss on adjustments to fair value of derivative liability	(6,907,748)	–		–		–		–		(6,907,748)
Other (income)/expenses	379,188	(182,200)		–		–		–		196,988
Present value of remaining lease payments for facilities no longer occupied	1,010,111									1,010,111
Interest expense	167,894	150,069		–		–		–		317,963
Total other (income)/expenses	(4,942,054)	(32,131)		–		–		–		(4,974,185)
Net loss	(6,849,815)	(524,640)		–		(296,065)		(168,724)		(7,839,244)

Net loss attributed to non-controlling interests	(19,079)	–		–		–		–		(19,079)
Net loss attributed to RestorGenex Corporation	(6,868,894)	(524,640)		–		(296,065)		(168,724)		(7,858,323)

Preferred dividends	497,167	–		–		–		–		497,167

Net income/(loss) attributable to RestorGenex Corporation common shareholders	$(7,366,061)	$(524,640)		$–		$(296,065)		$(168,724)		$(8,355,490)

Basic and diluted earnings per share	$(8.16)									$(1.75)

Basic weighted average shares outstanding	903,139	2,500,000	(d)	220,000	(d)	1,150,116	(d)	–		4,773,255
Fully-diluted weighted average shares outstanding	1,121,987	2,500,000	(d)	220,000	(d)	1,150,116	(d)	–		4,992,103

(a)	Assumes the mergers with Canterbury, Hygeia, Paloma and VasculoMedics occurred on January 1, 2012.
(b)	Adds the $916,000 of expenses associated with employment agreements for Canterbury and Paloma executives that would be incurred from January 1, 2012.
(c)	Adds $747,276 of additional amortization for intangible assets at Canterbury that would be incurred if amortization began on January 1, 2012.
(d)	Impact on weighted average shares if the shares issued for the mergers with Canterbury, Hygeia, Paloma and VasculoMedics were outstanding for the full year.

Subsequent to December 31, 2013, the Company issued 150,000 shares to the third party who assumed certain liabilities of the Company. On March 7, 2014, the Company effected a reverse stock split 1 to 100 with respect to its Common Stock and the Company changed its corporate name from Stratus Media Group, Inc. to RestorGenex Corporation, a biopharmaceutical company. All stock numbers herein are post reverse split. On March 28, 2014, the Company acquired Paloma Pharmaceuticals, Inc. (“Paloma”) for consideration of 2,500,000 shares of common stock and VasculoMedics, Inc. (“VasculoMedics”) for consideration of 220,000 shares of common stock. In connection with the acquisition of Paloma Pharmaceuticals, Inc., the Company agreed to assume three promissory notes which have been extended to a maturity date of March 28, 2015. The notes have a current balance (principal and interest) of approximately $1,132,000. The mergers with Paloma and VasculoMedics are subject to rescission if the Company has not raised gross proceeds of at least $7.5 million by May 18, 2014.

Subsequent to December 31, 2013, On March 5, 2014, the Company entered into an Employment Agreement with Stephen M. Simes (the “Simes Employment Agreement”) pursuant to which Mr. Simes was appointed Chief Executive Officer of the Company. The Simes Employment Agreement is for an initial term of three years, subject to extension as provided therein. Mr. Simes is to receive a base salary at an annual rate of $425,000 with at least annual review and base salary increases as approved by the Board of Director or its Compensation Committee. He will have the opportunity to earn a bonus with respect to each year during his employment based upon achievement of performance objectives set by the Board or the Compensation Committee after consultation with Mr. Simes with a target bonus opportunity of 60% of base salary for each year. He also has received an initial grant of options to purchase 500,000 shares at an exercise price of $2.50 which will vest quarterly over the initial three-year term of his employment.

In connection with the closing of the mergers with Paloma and VasculoMedics, RestorGenex Corporation entered into an employment agreement on March 31, 2014 with David Sherris, Ph.D. on pursuant to which Dr. Sherris was appointed Chief Scientific Officer of the Company and President of the Company’s Paloma/VasculoMedics divisions. Under the agreement, he is to be employed for an initial period of three years. During the term he is to receive a base salary of $345,000 and is eligible for a bonus of up to 50% of his base salary upon meeting certain milestones established by the Board of Directors or Compensation Committee upon consultation with Dr. Sherris. Dr. Sherris is also eligible for grants under the Company’s Incentive Compensation Plan.

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

2. Lack of written controls and procedures, particularly with regard to internal communications and entering into contracts and commitments by the Company.

3. Use of an accounting software package that lacks a rigorous set of software and change controls.  While this software is a proven industry standard and is in widespread use, it allows one person to make significant changes without oversight or approval.

Our Principal Executive Officer has been in this position since March 5, 2014. He and our Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Our management is responsible for establishing and maintaining adequate ICFR as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Management, with the participation of the Chief Executive and Acting Chief Financial Officers, evaluated the effectiveness of the Company’s ICFR as of December 31, 2013.  In making this assessment, the Principal Executive Officer and Principal Financial Officer used their years of business, financing and accounting experience.  A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this assessment, and for the reasons cited above in the section of Disclosure Controls and Procedures, management has concluded that the Company did not maintain effective ICFR as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s ICFR through the date of this report or during the period ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

Item 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth, as of the April 1, 2014, the names of, and certain information concerning, our directors:

			Director	End of
Name	Age	Position	Since	Term
Sol J. Barer	65	Chairman of the Board	2013	2014
Isaac Blech	63	Vice Chairman of the Board	2013	2014
Stephen M. Simes	62	Chief Executive Officer and Director	2014	2017
Jerold Rubinstein	74	Director and Chairman of the Audit Committee	2011	2014
Nelson Stacks	43	Director and Chair of Compensation Committee	2013	2014
Rex Bright	74	Director	2014	2015
Yael Schwartz	65	Director and President of Canterbury and Hygeia subsidiaries	2013	2014
David Sherris	61	Director, Chief Scientific Officer	2014	2015

Sol J. Barer, Ph.D. – Dr. Barer became a director and Chairman of the Board of the Company on November 1, 2013. He is currently the Managing Partner of SJBarer Consulting LLC. He previously served in various positions at Celgene Corporation (a biopharmaceutical company focused on the treatment of cancer and inflammatory diseases), including Chairman and Chief Executive Officer from May 2006 until June 2010, Executive Chairman from June 2010 until December 2010 and Non-Executive Chairman from January 2011 until June 2011. Prior to that, he held several other positions within Celgene, including President and Chief Operating Officer. Dr. Barer joined the Celanese Research Company in 1974 and formed the biotechnology group that was subsequently spun out to form Celgene. Dr. Barer currently serves on the Boards of Directors of Amicus Therapeutics (a biopharmaceutical company focused on the development of novel small molecule drugs for the treatment of genetic diseases), InspireMD, Inc. (a medical device company focused on the development and commercialization of stent system technology), Medgenics (a gene therapy company) and Aegerian Pharmaceuticals, Inc. (a company focused on the development of novel, life-altering therapies for patients with debilitating, often fatal diseases) and several privately held biotechnology companies including Edge Therapeutics, Inc., a biopharmaceutics company. Dr. Barer holds a B.S. degree from Brooklyn College and a Ph.D. degree in Organic Chemistry from Rutgers University.

Isaac Blech – Isaac Blech became a director and Vice Chairman of the Board of the Company on November 1, 2013. Mr. Blech has established some of the leading biotechnology companies in the world during the past 30 years. These include Celgene Corporation, ICOS Corporation, Nova Pharmaceutical Corporation, Pathogenesis Corporation, and Genetics Systems Corporation. Collectively, these companies have produced major advances in a broad array of diseases including the diagnosis and/or treatment of cancer, chlamydia, sexual dysfunction, cystic fibrosis, and AIDS. Celgene Corporation introduced two major cancer drugs. ICOS Corporation discovered the drug Cialis, and was acquired by Eli Lilly for over $2 billion. Nova Pharmaceutical Corporation developed a new treatment for brain cancer, and after merging with Scios Corporation, was purchased for $2 billion. Pathogeneses Corporation created TOBI® for cystic fibrosis, the first inhaled antibiotic approved by the FDA, and was acquired by Chiron Corp for $660 million. Genetics Systems developed the first inexpensive and accurate test to diagnosis chlamydia, allowing thousands of babies to be born to women who otherwise would have become sterile from pelvic inflammatory disease. Genetics Systems was acquired for 3% of Bristol Myers’ stock. Mr. Blech is currently a major shareholder and board member of ContraFect Corporation, which is creating new therapies for infectious diseases, is a director and major shareholder of Medgenics, Inc., and is the Vice Chairman of Premier Alliance Group, Inc., and is the Vice Chairman of Spendsmart, Inc. Mr. Blech is also a director of Edge Therapeutics, Inc., a biopharmaceutics company. Mr. Blech is also the Founder, Vice Chairman and a major shareholder of Cerecor, Inc., a neuroscience company developing new treatments for cough and other medical implications. Mr. Blech received a Bachelor of Arts degree from City University of New York, Baruch College.

Stephen M. Simes – Mr. Simes was appointed Chief Executive Officer of the Company and a director on March 5, 2014. Mr. Simes served as Vice Chairman, President, Chief Executive Officer and a director of BioSante Pharmaceuticals, Inc. from 1998 until June 19, 2013 when BioSante merged with ANIP Acquisition Company, d/b/a ANI Pharmaceuticals, Inc. BioSante, whose stock was listed on The NASDAQ Global Markets, was a specialty pharmaceutical company focused on developing products for women’s and men’s health and oncology. From 1994 to 1997, Mr. Simes was President, Chief Executive Officer and a Director of Unimed Pharmaceuticals, Inc., (currently a wholly owned subsidiary of AbbVie, Inc.) a company with a product focus on infectious diseases, AIDS, endocrinology and oncology. From 1989 to 1993, Mr. Simes was Chairman, President and Chief Executive Officer of Gynex Pharmaceuticals, Inc., a company which concentrated on the AIDS, endocrinology, urology and growth disorders markets. In 1993, Gynex was acquired by Savient Pharmaceuticals Inc. (formerly Bio-Technology General Corp.), and from 1993 to 1994, Mr. Simes served as Senior Vice President and director of Savient Pharmaceuticals Inc. Mr. Simes' career in the pharmaceutical industry started in 1974 with G.D. Searle & Co. (now a part of Pfizer Inc.). Mr. Simes earned his MBA in Marketing and Finance from New York University, having earlier received a Bachelor of Science degree in Chemistry at Brooklyn College of the City University of New York.

Jerold Rubinstein – Mr. Rubinstein served as Chief Executive Officer of the Company from June 28, 2012 until March 5, 2014. Mr. Rubinstein is the chairman of the audit committee of CKE Restaurants, the parent company of Carl’s Jr. Restaurants and Hardees Restaurants. Also he serves as the non-executive chairman of US Global investors Inc., a mutual fund advisory company. Mr. Rubinstein has started and sold many companies over the years, including Bel Air Savings and Loan and DMX, a cable and satellite music distribution company. Mr. Rubinstein started and sold XTRA Music Ltd., a satellite and cable music distribution company in Europe. Most recently Mr. Rubinstein consults with and serves on 3 early stage development companies. Mr. Rubinstein is both a CPA and attorney. Mr. Rubinstein joined the board in April 2011.

Nelson K. Stacks – Mr. Stacks served as Chairman of the Board of Canterbury prior to their mergers with the Company. From December 2011 to present, Mr. Stacks has been the CEO and Director of WaveGuide Technology, maker of the world’s smallest and most sensitive handheld NMR for detection of cancer, infectious diseases, oil and gas exploration and industrial anti-counterfeiting. From December 2011 to January 2013, Mr. Stacks was CEO and Director of Molecular Insight Pharmaceuticals, a biotechnology company focused on cancer diagnostics and therapeutic treatments as well as orphan neuroendocrine cancers. From July 2009 to August 2011, Mr. Stacks served as the, CEO and Director of Vascular Pathways Incorporated where he raised $14 million from venture capitalists and brought a revolutionary peripheral IV catheter to the market and sold products to the US Military and various US and international hospitals. Prior to this position, from March 2006 to July 2009, he served as a venture partner and turnaround CEO for various portfolio companies with Queensland Inocutal Corporation, Queensland Biocapital Funds, a $70B superannuation and venture fund. Over his career, Mr. Stacks has been a venture capitalist in the United States as the General Partner at 3i Ventures and earlier at Oak Investment Partners. Mr. Stacks is a member of the fourth class of Kauffman Fellows and has invested in all areas of healthcare and information technology. He also previously served as the Chairman of Xbio Systems, a clinical trial software management system, and as CEO, and Executive Director of Xenome Limited, a venom peptide company focused on cancer pain therapy. Mr. Stacks received an MBA from the F.W. Olin Graduate School of Business at Babson College and a BA from The University of Rochester.

Rex Bright – Mr. Bright became a director of the Company in February, 2014. He has held Chief Executive Officer positions in the health care industry for over 20 years. His career includes 18 years with Johnson & Johnson (J&J). Subsequently, he was hired by GlaxoSmithKline to build a dermatological business within the Allergan business unit. After building Allergan Skin Care into a profitable and growing dermatologist business at GSK, he spent several years as CEO of startup healthcare companies as a turnaround CEO in the pharmaceutical/biotech sector. He co-founded and served as President & CEO of SkinMedica in 2012. In 2012, SkinMedica was named the fastest growing medical aesthetic company for the sixth year in a row by the Kline & Company. Rex played a key role in the process which resulted in SkinMedica being acquired by Allergan, Inc. for $375 million in 2012. He has been a speaker at various industry meetings and university and college MBA programs. He is a member of the American Academy of Dermatology, China Biotechnology & Pharmaceutical Association, International Society of Caricature Artists, Rotary International, The Chief Executive Officer Global Leaders Network and Vistage International.

Yael Schwartz – Yael Schwartz, Ph.D. has more than 25 years’ experience in drug discovery and product development. Dr. Schwartz is the president of the Hygeia/Canterbury divisions of RestorGenex. From 1998 to 2007 Dr. Schwartz had positions of increasing responsibility at Sepracor, Inc. (now Sunovion) where she played key leadership roles on teams that launched 3 drugs that are currently in clinical practice for the treatment of asthma (Xopenex), insomnia (Lunesta) and chronic obstructive pulmonary disease (Brovana). Prior to that she contributed to the development of drugs for the treatment of urinary bladder cancer (Valstar) and hypertension (Carvedilol). Since 2007, Dr. Schwartz has been the Founder, President, CEO and Director of Hygeia. Dr. Schwartz adapted and streamlined development strategies and budgets to ensure effective achievement of scientific and business objectives. In 2011, Dr. Schwartz founded Canterbury where she has been President, CEO and Director. Dr. Schwartz received her doctorate degree with honors in Endocrine Physiology from a joint program at the University of Massachusetts Medical School and Worcester Polytechnic Institute (WPI).

David Sherris, Ph.D. – Dr. Sherris became Chief Scientific Officer of the Company and President of the Paloma/VasculoMedics divisions of RestorGenex as of March 31, 2014. Dr. Sherris was the founder and CEO of both Paloma Pharmaceuticals, Inc. and VasculoMedics, Inc. He has over 25 years of experience in the biopharmaceutical and diagnostics world. Most recently, Dr. Sherris was CEO and founder of a consulting/out-sourcing concern, Sherris Pharma Partners, with a focus on business development and R&D strategy, with a niche focus in angiogenesis and vascular targeting.  In addition, Dr. Sherris has worked with venture capital companies where he has both advised and raised seed money for biotech startups.  Prior to his starting Sherris Pharma Partners, Dr. Sherris had been employed by pharmaceutical and biotechnology companies to manage external R&D (academic groups and contract research organizations) to augment and expand internal scientific programs.  Dr. Sherris has been a frequently invited guest speaker at biopharmaceutical business and scientific conferences, a published author and holder of patents in a wide range of therapeutic areas.  Dr. Sherris has held positions at Centocor, Unilever Research, Serono and OXiGENE where he was Chief Operating Office and Vice President of Research and Development, as well as Chief Operating Officer of a joint venture between OXiGENE and Peregrine Pharmaceuticals, Arcus LLC.  Dr. Sherris received his Ph.D. in Biochemistry from the University of Utah, held a postdoctoral position in immunology at the Jackson Laboratory and a faculty position in the Department of Medicine, Division of Clinical Immunology at the Mt. Sinai Medical Center, New York, NY.

Executive Officers

The following table sets forth, as of April 1, 2014, the name of, and certain information concerning, each of our executive officers other than Mr. Simes, Dr. Schwartz, and Dr. Sherris:

Name	Age	Position
John Moynahan	56	Senior Vice President and Chief Financial Officer
Timothy Boris	45	General Counsel and Vice President of Legal Affairs
Craig Abolin	65	Vice President of Research and Development of Canterbury and Hygeia

John Moynahan – With over 35 years of business experience, Mr. Moynahan has been a treasurer for four years and CFO for 18 years of publicly-traded companies ranging from development stage to a billion dollars in annual revenues. During this span, Mr. Moynahan has been responsible for SEC reporting and compliance, successfully executing an IPO, completing several debt and equity financings, and investigating and closing acquisitions with companies such as Fisher Scientific Group, Card Systems Solutions, Inc., Innovative Technology Applications, Inc., and Xybernaut Corporation. Mr. Moynahan joined the Company in 2007 as a consultant and became an employee in 2009. Mr. Moynahan began his career in the New York City office of Ernst & Young in 1979. He received a B.A. from Colgate University, where he was elected to the Phi Beta Kappa honor society, an M.B.A from New York University and a C.P.A. from New York State. Mr. Moynahan is a co-inventor on five issued U.S. patents and over 100 corresponding international patents involving wearable computing technology.

Timothy Boris – Mr. Boris joined RestorGenex in August 2011. He has been practicing law for more than sixteen years. From 2005 to 2011, he was in private practice representing corporate and entertainment clients. He is a former partner at the firm of Hager & Dowling. His areas of practice have included litigation, entertainment and corporate law. He received a Bachelor’s of Business Administration from the University of Michigan and a juris doctorate from the University of San Diego School of Law.

Craig Abolin – From November 1979 to September 1981, Dr. Abolin was a Senior Scientist, Drug Metabolism for Astra Pharmaceutical Products, Inc., a company engaged in drug discovery, development and marketing; From October 1981 to June 1997, Dr. Abolin was Bioanalytics Unit Head and Group Leader for Sandoz Research Institute/Novartis, a company engaged in drug discovery, development and marketing; From July 1997 to April, 2000 Dr. Abolin was a Pharmacokineticist for Hurley Consulting Associates, Ltd., a company engaged in providing technical clinical contract services for the pharmaceutical industry; From May, 2000 until July 2007, Dr. Abolin was Director of Drug Metabolism for Sepracor Inc., a company engaged in drug discovery, in-licensing, development and marketing; From November 2007 to present, Dr. Abolin was cofounder and Chief Scientific Officer for Hygeia. From March 2012 to present, Dr. Abolin was cofounder and Chief Scientific Officer for Canterbury. He received a B.S. in Pharmacy from West Virginia University, a M.S. in Pharmaceutics from West Virginia University and a Ph.D. in Pharmaceutical Chemistry from the University of California San Francisco.

Family Relationships

There are no family relationships among the directors and officers.

The Board of Directors and Committees

The Board of Directors is responsible for the supervision of the overall affairs of the Company. The Board met eight times during the year ended December 31, 2013. The Audit Committee is chaired by Jerold Rubinstein and includes Nelson Stacks and Rex Bright. Mr. Rubinstein is not deemed independent under Rule 10A-3(b)(i) of the Securities Exchange Act of 1934. The Compensation Committee is chaired by Nelson Stacks and includes Sol J. Barer and Jerold Rubinstein. The Nominating Committee is chaired by Isaac Blech and includes Sol J. Barer, Jerold Rubinstein and Nelson Stacks.

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

The audit committee currently consists of Jerold Rubinstein, who is the Chairman and who the Company believes qualifies as a financial expert, Nelson Stacks, and Rex Bright. The Company believes that Messrs. Stacks and Bright are independent under Rule 10A-3(b)(i) of the Securities Exchange Act of 1934.

Compensation Committee

The Compensation Committee administers the Company’s compensation and benefit plans, in particular, the incentive compensation and equity-based plans, and will approve salaries, bonuses, and other compensation arrangements and policies for the Company’s officers, including the Chief Executive Officer.

Code of Ethics

The Company has adopted a code of ethics applicable to our principal executive officer, principal financial officer and persons performing significant functions. A copy of the code is filed as Exhibit 14 to this Annual Report and will be provided without charge to any person so requesting a copy by requesting same from the Company’s Secretary.

ITEM 11.  EXECUTIVE COMPENSATION

Overview of Executive Compensation Program

Until the Compensation Committee is established, the board of directors has responsibility for establishing, implementing and monitoring our executive compensation program philosophy and practices. The board seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Executive Compensation

The following table sets forth information concerning the compensation earned by certain of our Executive Officers during fiscal 2013 and 2012:

Name and Principal Position	Year	Salary		Bonus	Stock Award Shares	Non-equity Incentive Plan Compensation	All Other Compensation		Total

Jerold Rubinstein, Former Chief	2013	$250,000		$–	250,000	$–	$157,800	(b)	$407,800
Executive Officer and Chairman of the Board	2012	$125,000	(a)	$–	23,000	$–	$173,900	(b)	$298,900

John Moynahan,	2013	$220,000		$–	–	$–	$–		$220,000
Chief Financial Officer	2012	$220,000		$–	–	$–	$20,466	(c)	$240,466

Timothy Boris,	2013	$180,000		$–	60,000	$–	$–		$180,000
General Counsel and Vice President of Legal Affairs	2012	$180,000		$–	3,000	$–	$–		$180,000

(a)	Mr. Rubinstein started as Chief Executive Officer on June 28, 2012 and resigned effective March 5, 2014.
(b)	Represents $100,000 as chairman of the audit committee up to June 28, 2012, $100,000 as chairman of the board following that date, $50,000 as member of the board of directors, twelve months of an auto allowance of $650 per month and $20,000 as consulting fee for May and June 2012.
(c)	Represents cost of living increases earned in that year but not paid.

Mr. Rubinstein resigned as Chief Executive Officer on March 5, 2014.

Previously and effective June 28, 2012, Jerold Rubinstein was elected by the Company’s board of directors as Chairman of the Board, CEO and a director of the Company’s subsidiaries. The Board of Directors of PEI also elected him as Chairman of the Board and CEO. Under the terms of an employment agreement dated June 28, 2012, Mr. Rubinstein received an annual salary of $250,000 per year and will continue to serve on the Company’s board of directors and as Chairman of the Company’s Audit Committee and shall continue to receive his compensation for such services. The term of this agreement was six months with an automatic six month extension unless the Company provides written notice of non-renewal 30 days prior to the end of the initial six-month term. This executive was granted options to purchase 23,000 shares of the Company’s common stock at $3.50 per share, which was the closing price of the Company’s common stock on the day of option grant. These options vested monthly over a twelve-month period. In the event the Company did not renew the second six month period, the executive resigned or the Company terminated the executive’s employment without cause, all options would immediately vest and the executive would receive all unpaid salary for the full twelve month period. Mr. Rubinstein resigned as Chief Executive Officer on March 5, 2014.

On August 8, 2011, the Company entered into any employment contract with Timothy Boris as the Company’s General Counsel and Vice President of Legal Affairs at an annual salary of $180,000. In December 2011, he received options to purchase 3,000 shares of common stock at $54.00 that had 1,000 shares vest upon grant, 1,000 shares vest at the end of year one and 1,000 shares vest at the end of year two. This contract expired on August 8, 2012 and was renewed under the same terms until August 8, 2013. In August 2012 Mr. Boris received options to purchase 3,000 shares of common stock at $38.00 that had 1,000 shares vest upon grant, 1,000 shares vest at the end of year one and 1,000 shares vest at the end of year two. Both of these option grants have a five-year life.

On November 1, 2010, the Company entered into an employment agreement with John Moynahan, who had been providing accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007. This agreement expired on August 1, 2012. Under the agreement, Mr. Moynahan was to receive an annual salary of $220,000 for the first year of the contract, subject to an annual increase of the Consumer Price Index plus 2%, and will be eligible for a $50,000 bonus in the first year of this contract, with bonuses thereafter based on objectives established by the Company’s board of directors and Mr. Moynahan’s performance against those objectives. Under this agreement, Mr. Moynahan received a grant of 3,000 shares and a five-year stock option grant to purchase 15,600 shares of common stock at $20.00 per share, with 10,400 shares that vested upon the signing of the agreement and 5,200 shares that will vest on September 1, 2011. Such options shall terminate forty-five (45) days after the Executive’s employment with the Company is terminated if such termination is for Cause or is the result of a resignation by Executive for reasons other than Good Reason. Such options shall not be assignable by Executive. Each option described above shall be subject to customary anti-dilution provision with respect to any stock splits, mergers, reorganizations or other such events.

Effective as of November 18, 2013, the Company entered into employment agreements with Yael Schwartz and Craig Abolin as follows:

Under the Employment Agreement with Dr. Schwartz, she is to be employed for an initial period of three years. During the initial year of her employment term, she is to receive a base salary of $330,000. Thereafter, her base salary will be subject to mutually agreed upon increases. The Company’s board of directors (the “Board”) or Compensation Committee may grant Dr. Schwartz bonuses in its sole discretion. Dr. Schwartz is also eligible for grants of awards under the Company’s Incentive Compensation Plan.

Under the Employment Agreement with Dr. Abolin, he is to be employed for an initial period of three years. During the initial year, he is to receive a base salary of $241,000. Thereafter his base salary will be subject to mutually agreed upon increases. The Company’s Board or Compensation Committee may grant Dr. Abolin bonuses in its sole discretion. Dr. Abolin is also eligible for grants of awards under the Company’s Incentive Compensation Plan.

On March 5, 2014, the Company entered into an Employment Agreement with Stephen M. Simes (the “Simes Employment Agreement”) pursuant to which Mr. Simes was appointed Chief Executive Officer of the Company. The Simes Employment Agreement is for an initial term of three years, subject to extension as provided therein. Mr. Simes is to receive a base salary at an annual rate of $425,000 with at least annual review and base salary increases as approved by the Board of Director or its Compensation Committee. He will have the opportunity to earn a bonus with respect to each year during his employment based upon achievement of performance objectives set by the Board or the Compensation Committee after consultation with Mr. Simes with a target bonus opportunity of 60% of base salary for each year. He also has received an initial grant of options to purchase 500,000 shares at an exercise price of $2.50 which will vest quarterly over the initial three-year term of his employment.

 In connection with the closing of the mergers with Paloma and VasculoMedics, the Company entered into an employment agreement on March 31, 2014 with David Sherris, Ph.D. pursuant to which Dr. Sherris was appointed Chief Scientific Officer of the Company and President of the Company’s Paloma/VasculoMedics divisions. Under the agreement, he is to be employed for an initial period of three years. During the term he is to receive a base salary of $345,000 and is eligible for a bonus of up to 50% of his base salary upon meeting certain milestones established by the Board of Directors or Compensation Committee upon consultation with Dr. Sherris. Dr. Sherris is also eligible for grants under the Company’s Incentive Compensation Plan.

OUTSTANDING EQUITY AWARDS AT MARCH 7, 2014

The following table sets forth certain information relating to unexercised and outstanding options for each named executive officer as of March 7, 2014. No other equity awards otherwise reportable in this table had been granted to any of our executive officers as of that date.

		Unexercised
		Options	Option	Option
	Outstanding	that are	Exercise	Expiration
Name	Options	Exercisable	Price	Date

Stephen Simes	500,000	38,194	$2.50	3/7/2024
Timothy Boris	60,000	60,000	$3.00	3/27/2018
Timothy Boris	3,000	3,000	$54.00	12/29/2016
Timothy Boris	3,000	2,000	$38.00	8/20/2017
John Moynahan	15,400	15,400	$54.00	11/1/2015

Employment Agreements

Future minimum payments under the employment agreements with Stephen M. Simes, Yael Schwartz, Craig Abolin and David Sherris are

Years Ending December 31,	Amount
2014	$1,181,411
2015	1,341,000
2016	1,273,732
Total	$3,796,142

Option Plans

The Company is intending to adopt, but has not yet completed, its Stock Compensation Program (the “Stock Compensation Program”).  This program is intended to provide key employees, vendors, directors, consultants and other key contributors to Company growth an opportunity to participate in the Company’s success.  It is estimated that 15% of total shares outstanding will be authorized in options and reserved for this program.  Awards under the program may be made in the form of incentive stock options, nonqualified stock options, restricted shares, rights to purchase shares under an employee stock plan, grants of options to non-employee directors, and or other specified stock rights as defined under the plan.  Subject to Shareholder approval, the Company plans to adopt a new stock option plan in 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of March 5, 2014 regarding compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in the first column)
Equity compensation plans approved by stockholders	–	$–	–
Equity compensation plans not approved by stockholders	1,028,966	$9.00	–
Total	1,028,966	$9.00	–

The above-referenced stock option grants were issued without registration in reliance upon the exemption afforded by Section 4(a)(2) of the Securities Act, based on certain representations made to us by the recipients.

Director Compensation

Board of Directors Compensation:

Prior to December 31, 2013, board members received a grant of 4,500 shares upon joining the Board that vest monthly over a 36-month period. Each board member is entitled to an annual payment of $50,000. Jerold Rubinstein received an additional $100,000 per annum as the chairman of the board. Board members received $179,167 cash compensation in 2013. Upon joining the board in 2011, Mr. Rubinstein received an additional grant of 4,500 shares of restricted common stock as chairman of the audit committee that vest over a 36 month period. As of December 31, 2013, $555,267 in board cash compensation was still outstanding. As of April 7, 2014, the amount owed to current and former directors (as well as officers) has been reduced to approximately $211,000 which will be paid out of proceeds from this Offering.

Effective January 1, 2014, board members will receive an annual stipend of $35,000 with the chairman of the board receiving $50,000 per year. Sol Barer is the chairman of the board. The chairman of the Audit Committee will receive an additional $15,000 per year and audit committee members will receive an additional $7,500 per year. Jerry Rubinstein is the chairman of the Audit Committee and Nelson Stacks and Rex Bright are members of the Audit Committee. The chairman of the Compensation Committee will receive an additional $10,000 per year and Compensation Committee members will receive an additional $5,000 per year. Nelson Stack is the chairman of the Compensation Committee and Sol Barer and Jerry Rubinstein are Compensation Committee members. The chairman of the Nominating and Governance Committee will receive an additional $7,500 per year and Nominating and Governance Committee members will receive an additional $3,750 per year. Isaac Blech is the chairman of the Nominating and Governance Committee and Sol Barer, Jerry Rubinstein and Nelson Stacks are members of the Nominating and Governance Committee.

Effective January 1, 2014, new board members will receive a grant of stock options equal to 0.30% of the outstanding shares of stock at the time of joining the board and board members will receive an annual grant of stock options equal to 0.15% of the then outstanding shares of stock. These options have a five-year life, a strike price equal to the closing market price at time of grant and vest 25% at time of grant, with the remaining shares vesting quarterly over three years. Pursuant to these option grants, Sol Barer was granted options to purchase 34,882 shares of stock at a strike price of $3.00 per share as chairman, Isaac Blech, Yael Schwartz, Nelson Stacks, Rex Bright, and Stephen Simes each were granted options to purchase 17,441 shares at a strike price of $3.00 per share as new board members and Jerry Rubinstein was granted options to purchase 8,721 shares at a strike price of $3.00 per share as his annual grant as an existing member of the board. In total, options were granted to purchase 139,531 shares at a strike price of $3.00 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2014, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, taking into account the consummation of the Mergers, by each of our directors, and executive officers, beneficial owners known by the Company of more than five percent of the outstanding shares of our Common Stock and by our directors and executive officers as a group. Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and does not necessarily indicate ownership for any other purpose, and generally includes voting or investment power with respect to the shares and shares which such person has the right to acquire within 60 days of April 1, 2014.

Beneficial Owner (a)	Amount and Nature of Beneficial Ownership (b)		Percent of Class(c)
5% Stockholders:
River Charitable Remainder Unitrust, West Charitable Remainder Unitrust, Liberty Charitable Remainder Trust, Isaac Blech, Vice Chairman of the Board	1,730,952	(d)	22.5%
Sol J. Barer, Chairman of the Board	469,234	(e)	7.3%
Other Directors and Executive Officers:
Jerold Rubinstein, Director	287,450	(f)	4.6%
Yael Schwartz, President of its Canterbury and Hygeia subsidiaries, Director	23,977	(g)	0.4%
Nelson Stacks, Director	5,450	(h)	0.1%
David Sherris, President of its Paloma and VasculoMedics subsidiaries, Chief Scientific Officer and Director	1,584,509	(h)	21.0%
Rex Bright, Director	5,450	(z)
Stephen M. Simes, Chief Executive Officer and Director	41,667	(i)	0.7%
John Moynahan, Chief Financial Officer	18,600	(j)	0.3%
Timothy Boris, General Counsel	65,000	(k)	1.1%
Craig Abolin, Vice President of Research and Development of Canterbury and Hygeia	22,837	(l)	0.4%

(a)	The address for each Beneficial Owner is c/o RestorGenex Corporation, 1800 Century Park East, 6th Floor, Los Angeles, California 90067.
(b)	The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.
(c)	Based on 5,963,785 shares deemed outstanding as of April 1, 2014.
(d)	This amount consists of (i) 714,285 shares of Common Stock held by Liberty Charitable Remainder Unitrust; (ii) 714,285 shares of Common Stock held by West Charitable Remainder Unitrust; (iii) 119,048 shares of Common Stock held by River Charitable Remainder Unitrust; and (iv) 183,333 shares of Common Stock held by Isaac Blech. Mr. Blech is the sole trustee of each of the Trusts and has the sole voting and dispositive power of each of the Trusts. Mr. Blech disclaims beneficial ownership of the Common Stock owned by each of the Trusts except to the extent of his pecuniary interest therein. This amount does not include 119,047 shares held by Miriam Wimpfheimer Blech, Mr. Blech’s wife. Mr. Blech disclaims beneficial ownership of the shares owned by Ms. Blech and Ms. Blech disclaims beneficial ownership of the shares owned by Mr. Blech and the Trusts.
(e)	Does not include a presently indeterminable amount of shares which may be issued pursuant to a Secured Convertible Promissory Note issued to Dr. Barer.
(f)	Includes 9,000 vested shares of a restricted stock grant related to board service; 23,000 vested shares of a stock option granted in connection with employment, 250,000 shares of a stock option grant on March 27, 2013 that vested immediately upon issuance and an annual grant of stock and an annual board grant of 8,721 options, of which 2,180 shares are vested.
(g)	Consists of 23,977 shares received in the acquisition of Canterbury and Hygeia.
(h)	Consists of 1,584,056 shares received in the acquisition of Paloma and VasculoMedics.
(i)	Consists of vested options of 41,667 shares.
(j)	Consists of 15,600 vested options and restricted stock of 3,000 granted in connection with an employment agreement.
(k)	Includes 300,000 vested options related to an employment agreement, 200,000 vested options made August 20, 2012 and 6,000,000 shares of a stock option grant on March 27, 2013 that vested immediately upon issuance.
(l)	Consists of shares received in the acquisition of Canterbury and Hygeia.
(z)	Consists of vested options of 5,450 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Director Independence

Independent Directors.  As of April 2014 the independent directors of the Board were Sol Barer, Isaac Blech, Nelson Stacks and Rex Bright.  In addition, the Company has made a subjective determination as to each independent director and determined that no relationships exist which, in the opinion of our chairman of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current, independent registered public accounting firm, for the years ended 2013 and 2012 are as follows:

	2013		2012
Annual audit and quarterly review fees	$	Xx,xxx	$	Xx,xxx
Tax fees		$–		$–

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

See Index to Consolidated Financial Statements in this Report on Form 10-K.

The following documents are furnished as exhibits to this Report on Form 10-K. Except as noted, all of these exhibits previously have been filed with the Commission and are incorporated herein by reference.

Exhibit Number	Description
2.1	Amendment to Agreement and Plan of Merger between Pro Sports & Entertainment, Inc. and Feris International, Inc. dated March 10, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008).
2.2	Agreement and Plan of Merger dated as of September 2013 among the Company, Canterbury Acquisition, LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC, Hygeia Therapeutics, Inc., and Yael Schwartz, Ph.D. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on October 2, 2013).
2.3	Agreement and Plan of Merger dated as of February 25, 2014 among the Company, Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. and David Sherris, Ph.D. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 7, 2014).
2.4	Agreement and Plan of Merger dated as of February 25, 2013 among the Company, VasculoMedics Acquisition, Inc., VasculoMedics, Inc. and David Sherris, Ph.D. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 7, 2014).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on March 7, 2014)
3.2	By-Laws as amended and restated on September 10, 1999 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.1	Form of Debt Conversion Agreement effective May 2, 2013 among the Company and two holders of the Company’s Promissory Notes (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on June 18, 2013).
4.2	Form of Series E Preferred Stock Conversion and Warrant Agreement effective May 29, 2013 among the Company and the holders of the Company’s Series E Preferred Stock (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on June 18, 2013).
4.3	Secured Convertible Promissory Note dated December 13, 2013 issued to Carolina Preferred High Yield Fund, LLC (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on December 27, 2013).

Exhibit Number	Description
4.4	Secured Convertible Promissory Note dated December 13, 2013 issued to Sol J. Barer, Ph.D. (incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on December 27, 2013).
4.5	Secured Promissory Note dated February 4, 2014 issued to Sol J. Barer, Ph.D. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2014).
4.5	Secured Convertible Promissory Note dated as of March 19, 2014 issued to Sol J. Barer, Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2014).
10.1	Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated October 9, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2009).
10.10	Registration Rights Agreement dated November 18, 2013 between the Company and Certain holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.11	Exclusive License Agreement dated October 26, 2007 between Yale University and Hygeia Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.12	Sublease Agreement dated as of March 22, 2013 between Canterbury Laboratories, LLC and Ferndale Pharma Group, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.13	Collaboration Agreement dated as of July 25, 2013 between Canterbury Laboratories, LLC and Ferndale Pharma Group, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.14	Master Services Agreement dated as of March 22, 2013 between Canterbury Laboratories, LLC and MicroConstants, Inc. (incorporated by reference to Exhibit 10.6` to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.15	Master Contract Services Agreement dated August 27, 2013 between Canterbury Laboratories, LLC and GLS Synthesis, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.16	Service Agreement between Canterbury Laboratories, LLC between Canterbury Laboratories, LLC and CEREP (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.17	Employment Agreement dated March 5, 2014 between the Company and David Sherris, Ph.D. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 10, 2014).
10.2	Amendment to Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated January 11, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2010).

Exhibit Number	Description
10.3	Securities Purchase Agreement dated May 24, 2011 among Stratus Media Group, Inc. and the Selling Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2011).
10.4	Security Agreement dated May 24, 2001 among Stratus Media Group, Inc., Pro Sports & Entertainment, Inc. and Stratus Rewards, LLC on one hand, and Isaac Blech as collateral agent on the other hand (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2011).
10.5	Option dated January 25, 2012 between Stratus Media Group, Inc. and Isaac Blech (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed January 25, 2012).
10.6	Consulting Agreement between Stratus Media Group, Inc. and Paul Feller dated June 28, 2012 between Stratus Media Group, Inc. and Paul Feller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2012).
10.7	Separation and Release Agreement among ProElite, Inc., Pro Sports & Entertainment, Inc., and Stratus Media Group, Inc., on the one hand, and Paul Feller, on the other hand (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 28, 2012).
10.8	Employment Agreement dated November 18, 2013 between the Company and Yael Schwartz, Ph.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.9	Employment Agreement dated November 18, 2013 between the Company and Craig Abolin, Ph.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
14*	Ethics Policy
21	Subsidiaries of the Registrant
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.
99.1*	Temporary HardshipExemption
101.INS**	XBRL Instance Document
101.SCH**	SBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 14, 2014.

RESTORGENEX CORPORATION /s/ Stephen M. Simes Stephen M. Simes Chief Executive Officer Principal Executive Officer Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of April 14, 2014.

/s/ Sol J. Barer

Sol J. Barer

Director

/s/ John F. Moynahan

John F. Moynahan

Chief Financial Officer

Principal Financial Officer

/s/ Jerold Rubinstein

Jerold Rubinstein

Director and Chairman of the Audit Committee

/s/ Isaac Blech

Isaac Blech

Director, Vice Chairman and Chairman of the Nominating and Governance Committee

/s/ Nelson Stack

Nelson Stack

Director, Chairman of the Compensation Committee

/s/ Yael Schwartz

Yael Schwartz

Director

/s/ Rex Bright

Rex Bright

Director

/s/ David Sherris

David Sherris

Director

