Form 10-K/A
period 2013-12-31
RestorGenex Corp
filed 2014-04-23
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Amendment No. 1 to

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-K/A or any amendment to this Form  10-K/A . ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of common stock outstanding at April 15, 2014 was 8,683,785 shares.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K (“Form 10-K/A) is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014. We are amending Parts I, II and IV in this Form 10-K/A to furnish the Interactive Data files as Exhibit 101, to correct a number of typographical errors and internal inconsistencies and to add disclosure in the subsequent events footnote regarding a note for $875,000 to our law firm in settlement of amounts due to them under terms disclosed in this amended footnote.

Revenues, net loss, net loss per share, total assets, total liabilities and total equity are unchanged from the Form 10-K.

RESTORGENEX CORPORATION

FORM 10-K/A

DECEMBER 31, 2013

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A , including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K/A contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  We attempt, whenever possible, to identify these forward- looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “estimates,” “believes,” “should,” “projects,” or “continue,” or the negative of those words and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements.  These statements may relate to, but are not limited to, expectations of future operating results or financial performance, acquisitions, plans for growth and future operations, as well as assumptions relating to the foregoing.

These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements.  These factors include those set forth in the following discussion and within Item 1A “Risk Factors” of this Annual Report on Form 10-K/A and elsewhere within this report.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K/A .  You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.  Except as required by applicable law, including the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended.

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

In June 2011, the Company acquired Series A Convertible Preferred Stock of ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organizes and promotes mixed martial arts (“MMA”) matches. These holdings of Series A Convertible Preferred Stock provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite. On February 5, 2009 PEI entered into an Asset Purchase Agreement and other related agreements with Explosion Entertainment, LLC (“Strikeforce”). Under the terms of the Purchase Agreement, Strikeforce acquired from PEI certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets. Consideration paid for the assets consisted of (i) $3 million in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”).  PEI was informed in March 2013 that Strikeforce was no longer conducting these Showtime events and there will be no further license fees received by PEI. Effective June 30, 2013, the Company suspended operations of ProElite.

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

On March 3, 2014 , the Company entered into an Agreement and Plan of Merger with Paloma Acquisition, Inc., a wholly owned subsidiary of the Company, Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and Holder Representative pursuant to which the Company agreed to acquire all of the capital stock of Paloma with Paloma becoming a wholly owned subsidiary of the Company. On March 28, 2014 , the merger with Paloma was closed and the Company issued an aggregate of 2,500,000 post-reverse stock split common shares to the holders of Paloma Common Stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (principal and interest) currently of approximately $1,130,500 to be paid on the first anniversary of the closing of the Paloma merger. The merger with Paloma is subject to rescission if the Company has not raised gross proceeds of at least $7.5 million by May 27 , 2014.

Also on March 3, 2014, the Company entered into an Agreement and Plan of Merger with VasculoMedics Acquisition, Inc., a wholly owned subsidiary of the Company, VasculoMedics, Inc. and Dr. Sherris pursuant to which the Company agreed to acquire all of the capital stock of VasculoMedics with VasculoMedics, Inc. becoming a wholly owned subsidiary of the Company. The VasculoMedics merger was concurrently closed with and as a condition to the closing of the Paloma Merger on March 28, 2014 , with the Company issuing an aggregate of 220,000 post-reverse stock split common shares to the VasculoMedics stockholders.

On March 7, 2014, the Company effected a reverse stock split 1 to 100 with respect to its Common Stock and the Company changed its corporate name from Stratus Media Group, Inc. to RestorGenex Corporation, a biopharmaceutical company. All stock numbers herein are post reverse split.

ProElite History

On February 5, 2009 PEI entered into an Asset Purchase Agreement and other related agreements with Explosion Entertainment, LLC (“Strikeforce”). Under the terms of the Purchase Agreement, Strikeforce acquired from PEI certain EliteXC fighter contracts, a library of televised EliteXC events and specified related assets. Consideration paid for the assets consisted of (i) $3 million in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”). PEI was informed in March 2013 that Strikeforce was no longer conducting these Showtime events and there will be no further license fees received by PEI. Effective June 30, 2013, the Company suspended operations of ProElite.

Canterbury and Hygeia History

Hygeia is a Delaware Corporation based in Holden, Massachusetts and was formerly known as Orcas Therapeutics, Inc. It was incorporated on November 14, 2005 to acquire and develop biodegradable hormone receptor modulators for topical indications. Hygeia is focused on developing topical therapies for conditions where localized treatments offer advantages over systemic therapies. It also conducts testing on drugs including topical synthetic estrogen and anti-androgen. Hygeia has signed an Exclusive License Agreement (the “Yale License”) with Yale University (“Yale”) under U.S. Patent 7,015,211“15.alpha.-Substituted Estradiol Carboxylic Acid Esters as Locally Active Estrogens,” U.S. Patent 6,476,012 “Estradiol-16.alpha Carboxylic Acid Esters as Locally Active Estrogens” and U.S. Patent 8,552,061 “Locally active "soft" antiandrogens” (“Yale Patents”). Hygeia agreed to pay royalty fees to Yale quarterly beginning in the first calendar quarter in which net sales occur. Canterbury is a Delaware Limited Liability Company that was formed on October 14, 2011 and began operations on February 22, 2012. Initially, the Canterbury was a wholly owned subsidiary of Hygeia. Canterbury is engaged in the premium cosmeceutical business. Cosmeceuticals are the latest addition to the health industry and are sometimes described as cosmetic products with “drug-like benefits.” Generally, cosmeceuticals are products sold over-the-counter, without the requirement of the Food and Drug Administration (“FDA”) approval.

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

DERMATOLOGY

RestorGenex is engaged in product development for both the cosmeceutical market as well as the prescription dermatology market. Today, there are an estimated 9,600 dermatologists and 7,800 dermatology practices in the U.S according to IMS Health, a provider of information services for the healthcare industry. The investment bank Harris Williams & Company published a 2013 study projecting that the $10.1 billion U.S. dermatology market is expected to grow to $13.1 billion by 2017, representing a 5.3% Compound Annual Growth Rate (“CAGR”). BCC Research, a publisher of technology market research reports, estimated the global dermatological therapeutics market was worth an estimated $25.0 billion in 2008 and should reach $38.0 billion in 2013, for a CAGR of 8.7%.

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

In a marketing analysis conducted by the market research company Freedonia Group, Inc. in 2011, cosmeceutical demand in the U.S. is forecast to reach $8.5 billion in 2015 based on growth of 5.8% per year from 2010, driven by an aging population seeking to maintain the appearance of youth in an image-conscience society. The demand for skincare products is expected to continue to dominate demand, accounting for 64.0% of the total in 2015, boosted in large part by an increasing number of individuals entering the middle stage of life, when the appearance of age-related skin changes accelerates. Hair care cosmeceuticals generated demand of $549 million in 2010 following annual growth of 2.9% . Hair care cosmeceuticals demand is projected to advance 3.4% annually through 2015 to $650 million. Over-The-Counter (“OTC”) products will dominate demand particularly for products promising thicker, more luxuriant hair.

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

Cosmeceutical Products (non-prescription products)

On March 28, 2011, the Company entered into an Exclusive Development Collaboration Agreement with Ferndale Pharma Group, Inc. (“Ferndale”), an experienced developer, manufacturer and formulator of cosmeceutical products. Ferndale is a privately owned company located in Ferndale, Michigan. Established in 1897, Ferndale is a holding company operating through six specialty healthcare companies all focused on offering high-value prescription and over-the-counter products treating a wide variety of medical disorders ranging from benign anorectal disorders to skin conditions. Ferndale has over 30 years of experience manufacturing topical Rx and OTC drugs, medical devices and cosmeceuticals for both domestic and international distribution.

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

In consideration of the Company’s entering into the Sublicense, Ferndale has agreed to pay to the Company the following amounts on a country-by-country basis:

A.     Royalties

Royalties are 10.0% of Net Sales of products sold within the Territory where the Yale Patents are valid and in force; 4.5 % of Net Sales sold within the Territory when the Yale Patents have expired and 2.0% of Net Sales when the Yale Patent has been held invalid by final judgment of a court of competent jurisdiction.

B.     Use Fee

i.         $100,000 payable within 30 days following the first commercial sale of a product in the United States and Canada;

ii.        $20,000 payable within 30 days following the first commercial sale of a product in each of the following countries: (a) Germany, (b) France, (c) United Kingdom, (d) Japan and (e) Brazil; and

   Any fees received by Ferndale from a distributor or other comparable party during the Term shall be divided equally and paid by Ferndale to Canterbury when received.

C.     Sales Milestone Payments

i.        $100,000 at such time as the trailing 12 months of Net Sales in any country in the Territory first exceeds $1,000,000;

ii.       $200,000 at such time as the trailing 12 months of Net Sales in any country in the Territory first exceeds $5,000,000; and

iii.      $400,000 at such time as the trailing 12 months of Net Sales in any country in the Territory first exceeds $10,000,000.

For purposes of the Ferndale Sublicense Agreement, the United States and Canada are considered to be one country. Net Sales has the customary definition with the usual and standard permitted deductions provided, however, that under no circumstances can the aggregate deductions from gross sales exceed 7.5 % of the gross amount actually received by Ferndale or an Affiliate. None of the amounts described above have yet been paid to the Company. Ferndale has, to date, neither developed nor begun marketing any product covered by the Sublicense.

In addition to the Sublicense, the Company and Ferndale have agreed to enter into a Supply Agreement on commercially reasonable terms pursuant to which Ferndale has committed to purchase all of its required supply of CL-214 from the Company at cost of raw material and directly related costs and expenses. The Supply Agreement has not yet been executed and the terms have not been finalized.

The term of the Sublicense, which is subject to the terms and conditions of the Yale License, will continue in full force and effect until the last of the claims in the Yale Patents expire, lapse or are declared to be invalid by a non-appealable decision of a court of competent jurisdiction. Ferndale may voluntarily terminate the license upon 90 days prior written notice to RestorGenex. Further, either party, upon 30 days prior written notice and the failure to correct within that time period, may terminate the Sublicense upon the occurrence of a material breach or a default by the other party. Finally, either party may immediately terminate the Agreement if the other party is adjudged bankrupt, becomes insolvent or enters into a composition with its creditors or if a receiver is appointed.

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

The Cosmeceutical Market for Aging Skin

Management believes that skin care is one of the most important categories in the global beauty and personal care industry. Anti-aging products continue to be a significant market performer, showing consistently high increases in revenue over the last five years. While spending has curbed since the economic decline in late 2008, skin care products are one area of consumption that has not generally been negatively affected. Growth in the cosmeceuticals market worldwide is primarily attributed to the aging population in the United States and across the globe. Market gains are driven by a highly receptive, fast-expanding group of middle-aged customers who want to prevent and redress visible damage to the skin caused by aging, sun damage and other environmental stressors. There is also an increase in disposable income in emerging markets like Asia and South America. (Euromonitor: 2011).

Anti-aging is no longer just about reducing fine lines and minimizing wrinkles but in having skin that is hydrated, evenly toned, textured and supple. Management believes that today’s consumer wants a product that addresses all seven signs of aging: dehydration, fine lines, wrinkles, skin discoloration, large pores, loss of elasticity and fullness. The product(s) that can address all of these issues and is correctly priced will succeed. Anti-aging is fueling the fast-growing cosmeceutical market; these women are actively seeking solutions for aging skin and hair. Anti-aging is the fastest growing segment of the personal care and cosmeceutical industries. Cosmeceutical anti-aging skincare is the fastest growing segment in the skincare market, projected to grow to $3.7 Billion by 2016 with a 8.3% CAGR (2010-2016, from the international research firm Mintel Group Ltd.).

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

Current Status of the Company’s Over-The-Counter Dermatology Products

The Company’s first product for aging skin, CL-214, will be developed and initially be sold and marketed by Ferndale Pharma Group through physician offices and medi-spas worldwide. Preparation for manufacturing was completed in the first quarter of 2014 and the first batch of CL-214 started formulation development in February 2014. Management believes that CL-214 will be launched by Ferndale in the second quarter of 2015, following human skin assessment studies.

OPHTHALMOLOGY

The Company’s ophthalmology business is based upon developing a non-steroidal, synthetic, small molecule drug library through computational design, and synthetic and medicinal chemistry, resulting in a family of agents, called “Palomids.” The company’s Palomids have shown significant activity in in vitro (test tube) and in vivo (animal) models of disease. The specific focus is on pathologies showing an aberrant up-regulation of the PI3K/Akt/mTOR pathway in the area of ophthalmology . The Company has completed two human Phase I clinical studies with one of its Palomids “P529” for age-related macular degeneration, both of which showed preliminary evidence of activity and no toxicity. The Company is planning Phase II studies for age-related macular degeneration (later diabetic macular edema, proliferative vitreoretinopathy and uveitis).

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

Current Status of Ophthalmology Products

The Company is developing its Palomid series of compounds targeting several disease indications including ophthalmology . The Company has completed two Phase I studies in age-related macular degeneration. Both studies showed a lack of toxicity and preliminary evidence of activity. RestorGenex plans to engage in Phase II studies with either macular degeneration (as a Lucentis™/Eylea™ companion drug) and/or proliferative vitreoretinopathy.

The Company is developing P529 and its analogs for a variety of diseases where the PI3K/Akt/mTOR pathway shows aberrant up-regulation. RestorGenex’s preclinical work is divided into research and development. Research has traditionally been out-sourced to academic laboratories. Development work may be divided into two areas. First, process development for the manufacture of both Active Pharmaceutical Ingredient (“API”) and drug product along with the final Good Manufacturing Practice (“GMP”) manufacturing of API and drug product, and second, Good Laboratory Practice (“GLP”) and non-GLP toxicology work to support toxicology studies.

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

The Market for Therapeutic Indications

Management believes the ophthalmology indication for P529 falls within a therapeutic area that exhibits certain unmet needs with a potential market size of $7 billion.

WOMEN’S HEALTH

The Company also is engaged in the prescription women’s health business. The Company has a “soft” estrogen compound, HYG-102, under development for Vulvar and Vaginal Atrophy (“VVA”), a condition affecting peri- and post-menopausal women due to declining levels of estrogen.

HYG-102 and HYG-440 target hormonal aging in women which radically affects the mucous membranes, skin and hair of women in menopause due to loss of estrogen which affects how women look and feel, and their sexual activity. Management believes it is an urgent problem for women. As a result, many women are purchasing anti-aging products at a high rate into their seventies, which management believes makes all anti-aging products a fast growing segment. Management believes competitive products are inadequate: currently available prescription hormone therapy comes with risks and many of the current OTC products are minimally effective because they do not address the root causes of aging skin and hair and Management believes that the markets are underserved. Products that are available for the urogenital, skin and hair changes that women experience in the menopausal years to senescence are believed by Management to be few, ineffective or carry unwanted potential risks to health. Management believes that more women are experiencing the effects of peri- and post-menopause; there are 64.5 million U.S. women over 45 years of age and this group will grow 5.4% by 2015. The average age of menopause in the U.S. is approximately 51 years of age.

Development Programs

HYG-102, the lead “soft” estrogenic candidate, is a member of the 15-alpha-carboxylic acid esters of estrogen, HYG-102, is under development for the topical/vaginal treatment of vulvar and vaginal atrophy.

Product Rationale

HYG-102: Estrogens are known to support skin and mucous membrane health by maintaining thickness, elasticity and moisture content in women. As estrogen levels decline with age, skin and mucous membrane thickness, elasticity and moisture content also decline. Skin loses half of its elasticity by age 60 and continues to decline with age. Vaginal wall atrophy, a condition that significantly reduces quality of life, affects 47% of women within three years of menopause and approaches 100% over time. The profound effects of estrogens on skin were known long before it was discovered that estrogen receptors are present in all epithelial tissues but most abundant in skin and the uterus. Decades after estrogens were first used OTC in facial creams, shampoos and hair conditioners to restore and maintain skin and hair health, unwanted estrogenic side effects were linked to the use of those products. In 1994, safety concerns finally led to the removal of all estrogens and other hormone-containing OTC products in the U.S. Less than ten (10) years later, the use of estrogen-containing prescription products was associated with an increased risk of cancer and cardiovascular disease. These risks associated with estrogen use have made many doctors and patients hesitant to use estrogens to manage VVA associated with low estrogen.

Market Potential

VVA: VVA is a urogenital disorder caused by a decrease in estrogen, typically occurring during menopause. When estrogen levels are low, the tissues of the vulvar vaginal region become less moist and the elastic and collagen fibers that give the vaginal wall stretch and stretchiness decreases in number. The skin of the opening becomes thinner and less protective. Thus, the vulvar and vaginal region becomes painful to intercourse and there is an increased incidence of urinary tract infections. In extreme cases, thinning of the tissue can lead to tiny abrasions that cause the sides of the vaginal opening to stick together and the opening may become fused closed. The VVA market is in need of a product with lower systemic activity since treatment guidelines issued by the FDA favor estrogenic products with lower systemic effects. Management believes that only 1 in 4 women with VVA symptoms are being treated because of safety concerns of currently marketed estrogen-containing products. Prevalence, severity and awareness of the condition are increasing as the population ages. Women spend one third of their lives in menopause. Management believes that the post-menopausal VVA market in the U.S. is currently over $1 billion annually . The CAGR has grown by 8.8% over the past 5 years and the world-wide market is expected to grow to over $2 billion dollars by 2022.

Current Status of Women’s Health Products

The Company’s “soft estrogen” has completed in vitro and in vivo proof-of-concept studies in widely accepted tissue and animal models. Our objective for HYG-102 is to move into clinical trials as soon as possible after closing on the current financing. With regard to HYG-102 we plan to enter a Phase I/II clinical trial in Q2 2015 for the treatment of VVA .

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

In 2006, Management believes that the market for all products regulating angiogenesis reached $2.4 billion and was growing at an average annual growth rate (AAGR) of over 88%. Demands to identify a safe and effective cancer therapy that is low cost and will increase cancer survival are driving innovation in the market. The generation of new lymphatic vessels through lymphangiogenesis and the remodeling of existing lymphatics are thought to be important steps in cancer metastasis. The past decade has been exciting in terms of research into the molecular and cellular biology of lymphatic vessels in cancer, and is considered as an unmet need for cancer therapeutic development.

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

Market Potential

Management believes that angiogenesis inhibitors are an effective and safe treatment for a number of diseases that involve a proliferation of blood vessels, like cancer. The number of cancer cases globally is expected to grow to 22.2 million in 2030, from 12.8 million in 2008 according to Bloomberg. The world’s aging population is one reason oncology is a hot prospect for drug makers. Cancer drugs also carry bigger price tags than many other types of treatments. Increasing numbers of patients plus lucrative pricing equals big growth for the oncology market, with sales expected to surpass $114 billion by 2018, according to EvaluatePharma, a forecast and analysis report of the biotech and pharmaceutical sector by Evaluate Ltd.

As of 2006, Management believes that the market for all products regulating angiogenesis was $2.4 billion and was growing at a CAGR of over 88%. Global Industry Analysts, Inc., a publisher of specialty market research , recently released a comprehensive global report on angiogenesis inhibitors and stimulators markets. The global market for angiogenesis inhibitors and stimulators is forecast to reach $53.5 billion by the year 2015. The report cited aging population worldwide, increasing incidence of cancer patients and heart diseases, changing lifestyles, and unmet needs in present oncology therapeutic area as the key factors driving growth in the angiogenesis inhibitors and stimulators market. Increased adoption of approved anti-angiogenic drugs as well as robust pipeline of efficacious new drugs across diverse cancer indications are expected to drive future growth in the angiogenesis inhibitors market.

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

The global management consulting and market research firm Lucintel reported that the global oncology drugs industry experienced significant growth during the past five years and is expected to continue that momentum to reach an estimated $100.6 billion in 2018. Lucintel’s study points to an aging population, changing lifestyles, more effective diagnosing, unhealthy eating habits, and an increasing incidence of chronic diseases across the entire global population as supporting growth opportunities for the oncology drugs industry players.

Ophthalmology

Angiogenesis in the eye underlies the major causes of blindness in both developed and developing nations, including exudative age-related macular degeneration (“AMD”), proliferative diabetic retinopathy (“PDR”), diabetic macular edema (“DME”), central retinal vein occlusion (“CRVO”), neovascular glaucoma, corneal neovascularization (trachoma), and pterygium.

The global ophthalmology drug and devices market is witnessing a significant growth due to the increasing incidence and prevalence of eye related disorders such as presbyopia, macular degeneration, and diabetic retinopathy among the aging population. According to MarketsandMarkets.com, the Global Ophthalmology Drug and Devices Market is expected to reach a market size of $36 billion by the year 2014, at a CAGR of 5.4% from 2009-2014. The drugs market is expected to reach a size of $19.8 billion by the year 2014 growing at a CAGR of 4.0% from 2009-2014.

Dermatology

Today, there are an estimated 9,600 dermatologists and 7,800 dermatology practices in the U.S. according to IMS Health. Harris Williams & Company published a 2013 study projecting that the $10.1 billion U.S. dermatology market is expected to grow to $13.1 billion by 2017, representing a 5.3% CAGR. BCC Research estimated the global dermatological therapeutics market was worth an estimated $25.0 billion in 2008 and should reach $38.0 billion in 2013, for a CAGR of 8.7%.

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

Under the Federal Food, Drug, and Cosmetic Act (“FDCA”) cosmetics/cosmeceuticals are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. Cosmeceuticals, unlike prescription drugs, are not subject to pre-market approval by the FDA but the product and ingredients must be tested to assure safety. If safety has not been adequately substantiated, a specific label warning is required. The FDA monitors compliance of cosmeceutical products through random inspection of cosmeceutical manufacturers and distributors to ensure that the products neither contain false or misleading labeling nor are manufactured under unsanitary conditions. Inspections also may occur from consumer or competitor complaints filed with the FDA. In the event the FDA does find false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, our distribution channel may be affected by a possible product recall or insufficient product in the marketplace resulting in reduced product sales and revenue to us and increased costs to our operations.

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

Some of our cosmeceuticals may be considered OTC drug products by the FDA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a monograph system that specifies active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are OTC drugs are not in compliance with the applicable FDA monograph, we would be required to (i) reformulate such product, (ii) cease to make certain use claims relating to such product or (iii) cease to sell such product until we receive further FDA approval. If more stringent regulations are promulgated, we may not be able to comply with such statutes or regulations without incurring substantial expense. In addition, OTC drug products must be manufactured in accordance with pharmaceutical GMP regulations. Our OTC drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA as well as regular and ongoing inspections. In addition, inspections may be commenced as a result of consumer or competitor complaints related to our products. Corresponding state agencies may also inspect our facility to ensure strict compliance with drug good manufacturing practices and other government regulations and corresponding foreign standards. We have minimal control over third-party manufacturers’ compliance with these regulations and standards. If the FDA finds a violation of drug good manufacturing practices, it may enjoin the manufacturer’s operations, seize products, or criminally prosecute the manufacturer, any of which could require us to find alternative manufacturers, resulting in additional time and expense.

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

Capital constraints necessitated that the Company reduce staff beginning February 16, 2012 and the Company has not been able to pay employees on a regular basis since that time, resulting in unpaid salaries of $556,653 as of December 31, 2013 . During this period, a limited number of employees continued to provide services to the Company.  The Company has vacated four offices and now operates on a virtual basis. The Company is liable for rent payments for the remainder of the related lease terms and the liabilities for these payments was $1,121,495 as of December 31, 2013 . Delays in payments for the Company’s office space and other vendors may have impaired the Company’s credit and standing with its suppliers such that the Company may have difficulty in obtaining favorable credit terms, which may require additional cash.

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

We are subject to all of the risks inherent in both the creation of a new business structure and the development of new products, including the absence of a history of significant operations and the absence of established products.

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

The Company has not generated any significant revenues or profits from its life science business. The likelihood of success of the Company must be considered in light of the risks, costs, difficulties and delays frequently encountered in developing new products and services. There can be no assurance that the Company’s products will prove to be commercially feasible, successful or profitable in the foreseeable future.

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

Our revenue and profit potential is unproven and our limited operating history makes it difficult for an investor to evaluate our business and prospects. Our technology may not result in any meaningful benefits to our current or potential patients or business partners. Our products may not generate revenues in the future. Further, due to our limited operating history, we have difficulty accurately forecasting revenue or whether there will be any revenue. Our business and prospects should be considered in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in a new and rapidly evolving industry

We anticipate future losses.

The costs associated with clinical trials and product manufacturing are very expensive and the time frame necessary to achieve market recognition and success for our product candidates is long and uncertain. We do not expect to generate product or royalty revenues for several years, and we may never generate product revenues sufficient to become profitable or to sustain profitability.

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

Since the manufacture and marketing of human pharmaceutical products requires the approval of the Food and Drug Administration in the United States and similar agencies in other countries, and since we do not yet have such approval, we may not be able to successfully develop and market some of our products.

The manufacture and marketing of human pharmaceutical products in the United States require the approval from the FDA . The process that our pharmaceutical product candidates must undergo to obtain these approvals includes preclinical testing and clinical trials to demonstrate safety and efficacy. Such process is expensive and time consuming. Investors are at risk that we will be unable to successfully develop future products, prove safety and effectiveness in clinical trials, or receive applicable regulatory approvals.

We have no experience in manufacturing pharmaceuticals and the applicable GMP regulations for the manufacture of our products, nor do we have a manufacturing facility. These regulations include requirements relating to quality control, quality assurance and maintenance of records and documentation. If we cannot establish and demonstrate the proper manufacturing techniques and controls, we will not receive regulatory approval to manufacture and market our products.

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

As a small company we will experience a competitive disadvantage in the market environment with many of our competitors having significant products that have been approved or are in development and operate large, well-funded discovery and development programs. We are engaged in a rapidly changing field characterized by rapid technological change, new and improved product introductions, changes in regulatory requirements and evolving industry standards. Other drugs and therapies that will compete directly with the products that we are seeking to develop currently exist or are being developed. We expect competition from fully integrated pharmaceutical companies and more established biotechnology companies to be intense and to increase. These companies have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than we do. Many of our competitors have significant products that have been approved or are in development and operate large, well-funded discovery and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for therapeutic products and clinical development and marketing. We have none of these resources. In addition, we will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, pricing and barriers from patent positions of larger companies. We do not have any experience in these areas at this time and therefore we are at a competitive disadvantage.

If our competitors succeed in developing competing products earlier than we do, in obtaining regulatory approvals for such products more rapidly than we do, or in developing products that are more effective or less expensive than the products we develop, we will have difficulty competing with them.

Since our competitors keep their product research and development information confidential, we do not know where they stand in developing competing products. As a result, we might be using our resources to develop products that will face such competition from our competitors and our products might not be successful in the marketplace. Our future success depends on our ability to timely identify new market trends and develop, introduce and support new and enhanced products on a successful and timely basis. We might not be successful in developing or introducing to the market our products. If we fail to develop and deploy new products on a successful and timely basis, we will be non-competitive and unable to recoup the research and development and other expenses we incur to develop and test new product candidates.

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

Our business is subject to numerous laws and regulations. The formulation, manufacturing, packaging, labeling, registration, advertising, distribution, importation, storage and sale of our cosmetic products are subject to extensive regulation by various Federal agencies, including the FDA, the U.S. Federal Trade Commission, or the (“FTC”) the U.S. Environmental Protection Agency (“EPA”) and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by us or our manufacturers to comply with those laws and regulations could lead to enforcement action and the imposition of significant penalties or claims, resulting in significant loss of sales, and could have a negative effect on our business, results of operations and financial condition. If we fail to comply with Federal, state or foreign laws and regulations, we could be required to suspend manufacturing operations, change product formulations, suspend the sale of certain products, initiate product recalls, change product labeling, packaging or advertising or take other corrective actions. Any of these actions could harm our business, financial condition and results of operations. In addition, the adoption of new laws or regulations or changes in the interpretations of existing laws or regulations may result in significant compliance costs or discontinuation of products. Our failure to comply with FDA, FTC, EPA or state laws and regulations, or with laws and regulations in foreign markets, that cover our advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise materially adversely affect the distribution and sale of our products and our business.

Under the Federal Food, Drug, and Cosmetic Act (“FDCA”) cosmetics/cosmeceuticals are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. Cosmeceuticals, unlike prescription drugs, are not subject to pre-market approval by the FDA but the product and ingredients must be tested to assure safety. If safety has not been adequately substantiated, a specific label warning is required. The FDA monitors compliance of cosmeceutical products through random inspection of cosmeceutical manufacturers and distributors to ensure that the products neither contain false or misleading labeling nor are manufactured under unsanitary conditions. Inspections also may occur from consumer or competitor complaints filed with the FDA. In the event the FDA does find false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, our distribution channel may be affected by a possible product recall or insufficient product in the marketplace resulting in reduced product sales and revenue to us and increased costs to our operations.

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

Some of our cosmeceuticals may be considered OTC drug products by the FDA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a monograph system that specifies active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are OTC drugs are not in compliance with the applicable FDA monograph, we would be required to (i) reformulate such product, (ii) cease to make certain use claims relating to such product or (iii) cease to sell such product until we receive further FDA approval. If more stringent regulations are promulgated, we may not be able to comply with such statutes or regulations without incurring substantial expense. In addition, OTC drug products must be manufactured in accordance with pharmaceutical good manufacturing practice regulations. Our OTC drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA as well as regular and ongoing inspections. In addition, inspections may be commenced as a result of consumer or competitor complaints related to our products. Corresponding state agencies may also inspect our facility to ensure strict compliance with drug good manufacturing practices and other government regulations and corresponding foreign standards. We have minimal control over third-party manufacturers’ compliance with these regulations and standards. If the FDA finds a violation of drug good manufacturing practices, it may enjoin the manufacturer’s operations, seize products, or criminally prosecute the manufacturer, any of which could require us to find alternative manufacturers, resulting in additional time and expense.

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

We attempt to protect our intellectual property under the patent and trademark laws. The market for our products depends to a significant extent upon protecting our trademarks, trade names and the goodwill associated therewith. We own the material trademarks and trade name rights used in connection with the packaging, marketing and sale of our products . Although we have registered or applied to register many of our trademarks in the United States and in certain foreign countries, we cannot assure you that all of our trademark applications will be approved.

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

In order to expand our business, we plan to further develop additional products. We may not be successful in our expansion efforts in these areas. Each of these product initiatives involves significant risks, as well as the possibility of unexpected consequences, including:

•	Our prescription based products may fail at any stage of development and/or not obtain FDA approval for commercialization;
•	Sales of the new non-prescription products to retailer customers may not be as high as we anticipate;
•	The rate of purchases by consumers may not be as high as we or our retailer customers anticipate;
•	Returns of new products by retailer customers may exceed our expectations;
•	Our marketing strategies and merchandising efforts may be ineffective and fail to reach the targeted consumer base or engender the desired consumption;
•	We may incur unexpected costs as a result of the continued development and launch of new products;
•	Our pricing strategies may not be accepted by retailer customers and/or their consumers;
•	We may experience a decrease in sales of our existing products as a result of introducing new products;
•	There may be delays or other difficulties impacting our ability, or the ability of our third-party manufacturers and suppliers, to timely manufacture, distribute and ship products in connection with launching new products; and
•	Attempting to accomplish all of the elements of expansion in multiple product categories simultaneously may prove to be an operational and financial burden on us and we may be unable to successfully accomplish all of the elements of the expansion simultaneously, if at all.

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

In addition, consumer or industry analysts may assert claims that our products are not as effective as we claim . We are particularly susceptible to these risks because our marketing heavily relies on the assertions that our products adhere to our founder’s commitment to product purity and quality, are hypoallergenic and are ideal for women who have skin conditions that can be exacerbated by traditional cosmetics. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and our business.

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

It is difficult to accurately forecast the Company’s revenues and operating results and they could fluctuate in the future due to a number of factors. These factors may include: the Company’s ability to further develop products; acceptance of products; the amount and timing of operating costs and capital expenditures; competition from other market venues that may reduce market share and create pricing pressure; and adverse changes in general economic, industry and regulatory conditions and requirements. The Company’s operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

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

As of April 15, 2014, we have outstanding options and warrants to purchase 1,403,725 shares of our common stock. In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

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

To date, there has been a limited trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Our common stock is quoted for trading on the OTCQB under the symbol RESX, and as soon as is practicable, we intend to apply for listing of our common stock on either the NYSE, Amex, The Nasdaq Capital Market or other national securities exchanges, assuming that we can satisfy the initial listing standards for such exchanges. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchanges. Additionally, because we may be considered a shell company, we may be subject to the “seasoning” rules adopted by NASDAQ and NYSE which could further delay any listing. If we fail to satisfy the initial listing standards of such Mergers, or our common stock is otherwise rejected for listing and remain listed on the OTCQB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTCQB, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). While our common stock has traded above $5.00 for several days in 2014, there can be no assurances that it will continue to do so and we may be subject to the “penny stock” rules if our stock does not stay above $5.00. These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of amount still owed by the Financial Firm to the creditors plus 20% to recognize the discount stock owed to the Financial Firm. The selling activities of the Financial Firm could put downward pressure on the stock price. As of December 31, 2013, the Company had a liability of $1,854,743 on its balance sheet, which would have required the issuance of 618,248 shares to satisfy this liability given the $3.00 price for the Company’s common stock on that date, or 10.6% of the 5,813,785 shares outstanding at that time.

The Financial Firm held a promissory note for $50,000 that was converted into 8,333 shares of common stock on October 3, 2013 and received a fee of 1,500 shares of common stock on October 7, 2013 and both were recorded as consulting fees. An initial tranche of 200,000 shares was issued to the Financial Firm in November 2013 and a subsequent tranche of 150,000 shares was issued in February 2014.

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

Item 2.  PROPERTIES

On May 1, 2009, we entered into a lease for 1,800 square feet of office space in Santa Barbara, California for use as our executive offices. This lease was amended on July 21, 2009 and expired on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month. This property was vacated in August 2012 and the Company has recorded a liability of $139,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. During 2013, a settlement amount of $110,700 was negotiated with the lease holder and transferred to a third party, resulting in a reduction of the accrued liability of $139,150.

On August 1, 2011, we entered into a lease for 7,000 square feet of office space in Los Angeles, California. The lease continues through November 30, 2014. Initially, the lease had a fixed monthly rent of $19,326 and was subject to annual increases of 3%. The Company was not required to pay a fixed monthly rent for months two through five. Prior to this, the Company was leasing the same office space on a month-to-month basis. This property was vacated in April 2012 and the Company recorded a liability of $892,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. As of April 2013, this space was released, but the terms and conditions of the new lease are unknown, so the Company did not adjust the accrued liability.

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

Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of amount still owed by the Financial Firm to the creditors plus 20% to recognize the discount stock owed to the Financial Firm. The selling activities of the Financial Firm could put downward pressure on the stock price. As of December 31, 2013, the Company had a liability of $1,854,743 on its balance sheet, which would have required the issuance of 618,248 shares to satisfy this liability given the $3.00 price for the Company’s common stock on that date, or 10.6% of the 5,813,785 shares outstanding at that time. The Financial Firm held a promissory note for $50,000 that was converted into 8,333 shares of common stock on October 3, 2013 and received a fee of 1,500 shares of common stock on October 7, 2013 and both were recorded as consulting fees. An initial tranche of 200,000 shares was issued to the Financial Firm in November 2013 and a subsequent tranche of 150,000 shares was issued in February 2014.

In July 2013, the Company received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against the Company for $393,592 related to water damage incurred by a printing company on the ground floor of the Company’s former office space in Los Angeles. This damage is alleged to have occurred in connection with a water leak in the Company’s former office in February 2013. The Company has filed an answer to this complaint that includes, but not be limited to, the defense of culpability of the building’s management in this leak. The Company has a dispute with its insurance carrier at that time regarding coverage for this incident and the Company intends to pursue this dispute to ensure that it had proper insurance coverage at that time. The $300,000 accrued for this issue as of December 31, 2012 was increased to $393,592 in the Company’s financial statements as of December 31, 2013 .

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

Fiscal Period

	High	Low
2014
First quarter	$6.30	$2.50

2013
First quarter	$20.00	$8.00
Second quarter	$24.00	$14.00
Third quarter	$19.00	$6.00
Fourth quarter	$10.50	$2.00

2012
First quarter	$54.00	$40.00
Second quarter	$55.00	$31.00
Third quarter	$50.00	$30.00
Fourth quarter	$44.00	$12.00

2011
First quarter	$65.00	$27.00
Second quarter	$100.00	$33.00
Third quarter	$89.00	$48.00
Fourth quarter	$81.00	$40.00

As of December 31, 2013, the Company believes there were approximately 1,300 stockholders of record of our common stock.

DIVIDEND POLICY

Since our inception, we have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K/A .

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2013

None.

Use of Proceeds from Sale of Registered Equity Securities

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None during the fourth quarter of 2013 .

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

The following discussion relates to the operations of RestorGenex and should be read in conjunction with the Notes to Financial Statements.

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

Effective September 30, 2013, the Company entered into an Agreement and Plan of Merger with Canterbury Acquisition LLC, a wholly owned subsidiary of the Company, Hygeia Acquisition, Inc., a wholly owned subsidiary of the Company, Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as Holder Representative, pursuant to which the Company agreed to acquire all of the capital stock of Canterbury and Hygeia (the “Mergers”) with Canterbury and Hygeia becoming wholly owned subsidiaries of the Company. The consideration for the Mergers is the issuance by the Company of an aggregate of 1,150,116 restricted shares of the Company’s common stock issued to the stakeholders of Canterbury and Hygeia. Effective November 18, 2013, the Mergers were completed, and Canterbury and Hygeia became wholly owned subsidiaries of the Company. The Mergers are subject to rescission if Stratus has not raised $7.5 million or more in gross financing proceeds by April 30, 2014.

On March 3, 2014, the Company entered into an Agreement and Plan of Merger with Paloma Acquisition, Inc., a wholly owned subsidiary of the Company, Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D, as founding stockholder and Holder Representative pursuant to which the Company agreed to acquire all of the capital stock of Paloma with Paloma becoming a wholly owned subsidiary of the Company. On March 28, 2014, the merger with Paloma was closed and the Company issued an aggregate of 2,500,000 post-reverse stock split common shares to the holders of Paloma Common Stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (principal and interest) currently of approximately $1,130,500 to be paid on the first anniversary of the closing of the Paloma merger. The merger with Paloma is subject to rescission if the Company has not raised gross proceeds of at least $7.5 million by May 27 , 2014.

Also on March 3, 2014 , the Company entered into an Agreement and Plan of Merger with VasculoMedics Acquisition, Inc., a wholly owned subsidiary of the Company, VasculoMedics, Inc. (“VasculoMedics”) and Dr. Sherris pursuant to which the Company agreed to acquire all of the capital stock of VasculoMedics with VasculoMedics becoming a wholly owned subsidiary of the Company. The VasculoMedics Merger was concurrently closed with and as a condition to the closing of the Paloma Merger on March 28, 2013, with the Company issuing an aggregate of 220,000 post-reverse stock split common shares to the VasculoMedics stockholders.

On March 7, 2014 , the Company effected a reverse stock split of 1 to 100 with respect to its Common Stock and the Company changed its corporate name from Stratus Media Group, Inc. to RestorGenex Corporation, a biopharmaceutical company. All stock numbers herein are post reverse split.

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

Canterbury and Hygeia History

Hygeia is a Delaware Corporation, based in Holden, Massachusetts and was formerly known as Orcas Therapeutics, Inc. It was incorporated on November 14, 2005 to acquire and develop biodegradable hormone receptor modulators for topical indications. Hygeia is focused on developing topical therapies for conditions where localized treatments offer advantages over systemic therapies. It also conducts testing on drugs including topical synthetic estrogen and anti-androgen. Hygeia has signed an Exclusive License Agreement (the “Yale License”) with Yale University (“Yale”) under U.S. Patent 7,015,211“15.alpha.-Substituted Estradiol Carboxylic Acid Esters as Locally Active Estrogens,” U.S. Patent 6,476,012 “Estradiol-16.alpha Carboxylic Acid Esters as Locally Active Estrogens” and U.S. Patent 8,552,061 “Locally active "soft" antiandrogens” (“Yale Patents”). Hygeia agreed to pay royalty fees to Yale quarterly beginning in the first calendar quarter in which net sales occur. Canterbury is a Delaware Limited Liability Company that was formed on October 14, 2011 and began operations on February 22, 2012. Initially, the Canterbury was a wholly owned subsidiary of Hygeia. Canterbury is engaged in the premium cosmeceutical business. Cosmeceuticals are the latest addition to the health industry and are sometimes described as cosmetic products with “drug-like benefits”. Generally, cosmeceuticals are products sold over-the-counter, without the regulatory requirement of FDA approval.

A reorganization and separation agreement was signed on October 14, 2011 between Canterbury and Hygeia under which Hygeia received 100% of all issued and outstanding units of all classes of limited liability company membership interests of Canterbury. Hygeia distributed these profit units to holders of its common and preferred stock, with each holder of one share of common or preferred stock in Hygeia given one profit unit in Canterbury. Further, 720,821 shares were issued to the Hygeia’s non-qualifying stock option (“NSO”) holders to liquidate the 720,821 shares of outstanding NSO’s. Holders of Hygeia stock purchase warrants for 1,782,901 shares were issued in exchange for an equal number of units of Canterbury stock purchase warrants. Pursuant to the license agreement 1,606,035 shares of Series A convertible preferred stock were issued to Yale University for the Yale License. In February 2012, Hygeia assigned its rights and obligations related to non-prescription products under the Yale License to Canterbury.

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

Ophthalmology : The Company’s ophthalmology business is based upon developing a non-steroidal, synthetic, small molecule drug library through computational design, and synthetic and medicinal chemistry, resulting in a family of agents, called “Palomids.” The Company’s Palomids have shown significant activity in in vitro (“test tube”) and in vivo (animal) models of disease. The specific focus is on pathologies showing an aberrant up-regulation of the PI3K/Akt/mTOR pathway in the area of ophthalmology . The Company has completed two human Phase I clinical studies with one of its Palomids “P529” for age-related macular degeneration, both of which showed preliminary evidence of activity and no toxicity. The company is planning Phase II studies for age-related macular degeneration (later diabetic macular edema, proliferative vitreoretinopathy and uveitis).

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

•	Management believes it is an urgent problem for women. As a result, many women are purchasing anti-aging products at a high rate into their seventies, which management believes makes all anti-aging products a fast growing segment;
•	Management believes competitive products are inadequate: currently available prescription hormone therapy comes with risks and many of the current Over-The-Counter (“OTC”) products are minimally effective because they do not address the root causes of aging skin and hair;
•	Management believes that the markets are underserved: products that are available for the urogenital, skin and hair changes that women experience in the menopausal years to senescence are few, ineffective or carry unwanted potential risks to health; and
•	Management believes that more women are experiencing the effects of peri- and post-menopause; there are 64.5 million U.S. women over 45 years of age and this group will grow 5.4% by 2015. The average age of menopause in the U.S. is approximately 51 years of age.

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

Description of our Revenues, Costs and Expenses

Revenues

Our most recent past revenues were from television licensing for MMA events. Future revenues will be derived from sales and licensing revenue from our dermatology, ophthalmology and women’s health products and intellectual property.

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

This table sets forth the intangible assets and impairment charges for 2013 and 2012:

	December 31,	Impairment Charges	December 31,	Impairment Charges	December 31,
	2013	in 2013	2012	in 2012	2011
Intangible assets:
Canterbury & Hygeia	$7,691,682	$–	$–	$–	$–
Beverly Hills Concours d'Elegance	–	–	–	2,500	2,500
Santa Barbara Concours d'Elegance	–	–	–	53,000	53,000
Core Tour	–	–	–	100,000	100,000
Freedom Bowl	–	–	–	190,000	190,000
Maui Music Festival	–	–	–	5,000	5,000
Total intangible assets	7,691,682	–	–	350,500	350,500
Goodwill:
Canterbury & Hygeia	7,642,825	–	–	–	–
Stratus Rewards	–	–	–	1,073,344	1,073,344
ProElite	–	1,935,621	1,935,621	–	1,935,621
Total goodwill and intangible assets	$15,334,507	$1,935,621	$1,935,621	$1,423,844	$3,359,465

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

Subsequent to the issuance of this Series E, the Company has determined that the warrants for these financings included certain embedded derivative features as set forth in ASC 815 “Derivatives and Hedging” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and are subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each year on the Statement of Operations as a separate line item for each year presented.

The fair value of these derivative liabilities was calculated using the Black Scholes pricing model that is based on the following as of the date of calculation: the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock.

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

Stock-Based Compensation

We adopted ASC 718 “Share Based Payment” using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model. We amortize stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with ASC 718 and EITF Issue No. 96-18. The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model.

Results of Operations for the Year Ended December 31, 2013

Revenues

Revenues for 2013 were $71,667, a decrease of $302,875 from $374,542 in 2012.  Event revenues were $0 in the 2013, a decrease of $89,542 from 2012 when ProElite conducted one small MMA event. Licensing revenues in 2013 were $71,667, a decrease of $213,333 from $285,000 in 2012. The Company received license payments for each event conducted by Strikeforce. One payment of approximately $71,667 was received from Strikeforce in January 2013, but Strikeforce is not planning on any additional events and these license payments will not be a source of revenue past that point.

Gross Profit (Loss)

The overall gross margin for 2013 was $71,667, a decrease of $67,072 compared to $138,739 for 2012.

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

Fair value of common stock issued for warrants was $3,069,792 in the 2013 with no expense in the 2012. In May 2013, the Company issued 1,023,264 shares of common stock in exchange for Series E Warrants that had a full-ratchet down provision and were extinguished. These shares of common stock were valued at $3.00 per share, which was the price at which the Company sold 139,167 shares from April 2013 to June 2013, resulting in the charge of $3,069,792.

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

Other (Income)/Expense

Other (income)/expense for 2013 was a net gain of $71,631, an increase of $450,819 from the net loss of $379,188 in 2012. A gain of $713,479 was realized when 180,500 shares of common stock were issued at $3.00 to extinguish $1,083,000 of debt and accrued interest of $171,979. This gain was offset by: an expense of $466,347 to record the 20% discount received by the third party who assumed liabilities of $1,856,386 in exchange for stock; an additional accrual of $100,000 estimated to be needed to settle a dispute with a vendor in Europe; and an additional accrual of $93,592 for water damage in the building formerly occupied by the Company for which the Company may be liable.

Other (income)/expense for 2012 was a net loss of $379,188 that resulted from the offset of a $538,515 receivable from Paul Feller, the Company’s former chairman and president (see Footnote 6 to the Financial Statements for more information). Other expenses in 2012 were increased by an accrual of $300,000 estimated to be needed to settle a dispute with a vendor in Europe, and $300,000 accrued for water damage in the building formerly occupied by the Company for which the Company may be liable. These expenses were offset by: the reduction of $346,974 reduction in accrued liabilities related to Paul Feller to calculated values; $256,449 in reductions in accrued interest related to debt that has been paid or settled; $102,435 in accrued interest related to preferred stock that has been converted to common stock and $72,078 in gains on negotiated settlement of certain payables for less than book value.

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

Cash Flows

The following table sets forth our cash flows for 2013 and 2012:

	Years Ending December 31,
	2013		2012
Operating activities	$	(1,184,630)	$(4,310,483)
Investing activities		–	–
Financing activities		1,127,501	4,524,127
Total cash flow	$	(57,129)	$213,644

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

Operating cash flows for 2012 reflect our net loss of $7,366,061, offset by adjustments to the net loss of $408,501 for the non-cash fair value of derivative liabilities in excess of proceeds and the non-cash gain on adjustment to fair value of derivative liabilities of $6,907,748, along with non-cash items totaling $5,310,736, primarily related to $1,423,844 for impairment of intangible assets and $3,643,662 for warrant, stock and option expenses. Cash was further adjusted by a source of funds from working capital of $4,225,009 primarily related to $1,260,645 in rent liability for facilities no longer occupied, $1,152,933 in deferred salaries, $559,694 in accrued interest and dividends, $538,515 for the receivable for Paul Feller that was offset by stock transactions, and account payable of $414,361.

Investing Activities

Capital constraints resulted in no cash used in investing activities during 2013 or 2012.

Summary of Contractual Obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2013 that are fixed and determinable by year.

					2017 and
	Total	2014	2015	2016	Later
Notes Payable	$1,867,002	$1,867,002	$–	$–	$–
Rent Obligations	1,121,495	878,546	242,949	–	–
Deferred Salary	571,328	571,328	–	–	–
Accrued Interest	89,472	89,472	–	–	–
Employee Contracts	3,931,156	1,181,411	1,341,000	1,273,732	135,013
Employee Contracts: Other	156,358	156,358	–	–	–
Total	$7,736,811	$4,744,117	$1,583,949	$1,273,732	$135,013

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RestorGenex Corporation

Los Angeles, California

We have audited the accompanying consolidated balance sheets of RestorGenex Corporation (“Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Goldman Kurland and Mohidin LLP

Goldman Kurland and Mohidin LLP

Encino, California

April 15, 2014

RESTORGENEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

Current assets
Cash and equivalents	$254,964	$312,093
Receivable from former officer, net	2,020	71,946
Prepaid expenses and deposits	2,741,299	77,599
Total current assets	2,998,283	461,638

Property and equipment, net	11,262	49,038
Intangible assets	7,691,682	–
Goodwill	7,642,825	1,935,621
Total assets	$18,344,052	$2,446,297

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,520,206	$1,203,382
Deferred salary	571,328	1,152,933
Accrued interest	89,472	213,260
Accrued preferred stock dividends	–	733,840
Other accrued expenses and liabilities	1,697,714	1,683,508
Payable to officer and former officer	156,358	211,358
Rent liability for facilities no longer occupied	1,121,495	1,260,645
Notes payable	1,867,002	4,004,103
Obligation to issue stock for transfer of liabilities	1,854,743	–
Derivative liability	–	10,389,607
Total current liabilities	8,878,318	20,852,636

Long-term liability - deferred taxes on acquisition	3,000,576	–

Commitments and contingencies

Shareholders' surplus/(deficit)
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 and 0 shares issued and outstanding	–	–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized, 0 and 18,999 shares issued and outstanding	–	19
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized; 0 and 9,450 shares issued and outstanding	–	9
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 5,813,785 and 890,837 shares issued and outstanding	5,814	891
Additional paid-in capital	67,390,493	38,329,046
Accumulated deficit	(60,937,550)	(56,717,225)
Total RestorGenex shareholders' surplus/(deficit)	6,458,757	(18,387,260)
Non-controlling interest surplus/(deficit)	6,401	(19,079)
Total shareholders' surplus/(deficit)	6,465,158	(18,406,339)
Total liabilities and shareholders' surplus/(deficit)	$18,344,052	$2,446,297

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

See accompanying Notes to Financial Statements.

RESTORGENEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY / (DEFICIT)

			Additional
	Common Stock		Paid-In	Accumulated	Preferred Stock Series
	Shares	Amount	Capital	Deficit	C	D	E	Total
Balance at December 31, 2011	866,571	$867	$33,322,207	$(49,385,387)	$–	$19	$9	$(16,062,285)

Issuance of common stock for cash	4,114	4	144,237	–	–	–	–	144,241
Issuance of Series E preferred stock for cash	–	–	869,999	–	–	–	–	869,999
Stock expense, value of warrants and options	9,000	9	3,284,346	–	–	–	–	3,284,355
Conversion of preferred to common stock	16,667	17	(17)	–	–	–	–	–
Stock for services	7,000	7	1,588,236	–	–	–	–	1,588,243
Cancellation and reissue of shares, net	(213)	–	–	–	–	–	–	–
Reduction in shares accrued for issuance	(21,613)	(22)	22	–	–	–	–	–
Shares issued in settlement of contract	7,861	8	117,910	–	–	–	–	117,918
Shares issued as dividends on preferred stock	1,450	1	(1)	–	–	–	–	–
Adjustments related to acquisition of ProElite	–	–	2,106	(482,023)	–	–	–	(479,917)
Derivative liability	–	–	(999,999)	–	–	–	–	(999,999)
Net loss	–	–	–	(6,849,815)	–	–	–	(6,849,815)
Balance at December 31, 2012	890,837	$891	$38,329,046	$(56,717,225)	$–	$19	$9	$(18,387,260)

Issuance of common stock for cash	142,501	143	427,358	–	–	–	–	427,501
Stock expense, value of warrants and options	–	–	4,527,067	–	–	–	–	4,527,067
Payment of preferred stock dividends with common stock	4,202	4	99,789	–	–	–	–	99,793
Conversion of Series D Preferred to common stock	11,611	12	(12)	–	–	(19)	–	(19)
Conversion of Series E Preferred to common stock	1,575,000	1,575	(1,575)	–	–	–	(9)	(9)
Conversion of debt to common stock	576,331	577	2,915,922	–	–	–	–	2,916,500
Conversion of warrants to common stock	1,023,264	1,023	(1,023)	–	–	–	–	–
Shares issued in settlement of contract	2,000	2	31,998	–	–	–	–	32,000
Remove accrued dividends for Series E extinguishment	–	–	802,994	–	–	–	–	802,994
Remove accrued interest for notes exchanged for stock	–	–	63,602	–	–	–	–	63,602
Shares issued as part of board compensation	(6,827)	(8)	41,757	–	–	–	–	41,749
Fair value charge for warrants retired	–	–	3,069,792	–	–	–	–	3,069,792
Adjustments related to ProElite	–	–	942,600	(1,584,350)	–	–	–	(641,750)
Shares issued for acquisition	1,150,116	1,150	12,420,099	–	–	–	–	12,421,249
Issuance of shares for advisory agreements	243,250	243	3,231,482	–	–	–	–	3,231,725
Shares issued as fee	1,500	2	10,498	–	–	–	–	10,500
Issuance of shares to third party for assumption of liabilities	200,000	200	479,099	–	–	–	–	479,299
Net loss	–	–	–	(2,635,975)	–	–	–	(2,635,975)
Balance at December 31, 2013	5,813,785	$5,814	$67,390,493	$(60,937,550)	–	–	–	$6,458,757

See accompanying Notes to Financial Statements.

RESTORGENEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,457,949)	$(6,849,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	675,757	164,043
Impairment of intangible assets	1,935,621	1,423,844
Fair value of derivative liabilities in excess of proceeds	–	408,501
(Gain)/loss on adjustments to fair value of derivative liability	(8,980,077)	(6,907,748)
Gain on extinguishment of derivative liability	(1,635,967)	–
Warrants, options and stock	4,228,317	3,643,662

Fair value of common stock exchanged for warrants	3,069,792	–
Note issued for services	50,000	–
Stock issued for services	262,813	130,000
Non-cash gain on reversal of liabilities	–	79,188
Increase / (decrease) in:
Receivable from former officer and director	69,926	71,946
Prepaid expenses and deposits	–	(9,903)
Advances to acquisition	–	(50,000)
Accounts payable	316,824	414,361
Deferred salary	(581,605)	1,152,933
Accrued interest	(123,788)	559,694
Rent liability for facilities no longer occupied	–	1,260,645
Accrued expense for potential property damage	–	300,000
Estimated cost of vendor settlement	–	300,000
Obligation to issue stock	1,854,743	–
Other accrued expenses and liabilities	130,963	(401,834)
Net cash used in operating activities	(1,184,630)	(4,310,483)

Cash flows from financing activities:
Proceeds on notes payable	700,000	3,483,103
Increase in payables to officers and a director	–	27,195
Proceeds from issuance of common stock	427,501	143,829
Proceeds from issuance of preferred stock	–	870,000
Net cash provided by financing activities	1,127,501	4,524,127
Decrease in cash and equivalents	(57,129)	213,644

Cash and equivalents, beginning of period	312,093	98,449

Cash and equivalents, end of period	$254,964	$312,093

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

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

Effective September 30, 2013, Stratus entered into an Agreement and Plan of Merger with Canterbury Acquisition LLC, a wholly owned subsidiary of the Company, Hygeia Acquisition, Inc., a wholly-owned subsidiary of the Company, Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as Holder Representative, pursuant to which Stratus will acquire all of the capital stock of Canterbury and Hygeia (the “Mergers”) with Canterbury and Hygeia becoming wholly-owned subsidiaries of Stratus. The consideration for the Mergers was the issuance by Stratus of an aggregate of 1,150,116 restricted shares of Stratus common stock issued to the stakeholders of Canterbury and Hygeia. Closing of the Mergers occurred on November 18, 2013 and is subject to rescission if Stratus has not raised $7.5 million or more in gross financing proceeds by April 30, 2014.

Canterbury and Hygeia (the “Canterbury Group”) are related companies engaged in the development of cosmeceuticals that revitalize hormonally-aged skin and hair in women over the age of 45. Cosmeceuticals are the latest addition to the health industry and are sometimes described as cosmetic products with “drug-like benefits.” Generally, cosmeceuticals are products sold over-the-counter, without the regulatory requirement of FDA approval. The Canterbury Group has an exclusive license with Yale University to develop and market 23 synthetic estrogenic ingredients for the treatment of aging skin and four classes of anti-androgenic ingredients for hair loss, excess facial hair, seborrhea and acne. The license from Yale covers 24 patent-protected compounds under U.S. Patent 7,015,211 “Estradiol 15-α-Carboxylic Acid Esters as Locally Active Estrogens,” U.S. Patent 6,476,012 “Estradiol 16-alpha Carboxylic Acid Esters as Locally Active Estrogens” and U.S. Patent 8,552,061 “Locally active "soft" antiandrogens” (“Yale Patents”).

The acquisition of Canterbury and Hygeia was the first step in the Company’s plan to reposition itself as a life sciences company. The total consideration was $12,421,249 for 1,150,116 shares of common stock at the market value of $10.80 as of the execution of the Merger Agreements on September 30, 2013. Based on the valuation of the Yale Patents of $7,779,000, $4,642,249 of the purchase price was allocated to goodwill, which is not tax deductible. The book value of the Yale Patents at the time of purchase was $132,571, giving rise to a gain of $7,646,429. When tax effected at a combined U.S. Federal and California taxe rate, the net result of this gain is a deferred tax liability of $3,058,572. Total goodwill of $7,642,825 as of December 31, 2013 consists of the $4,642,249 initial allocation of the purchase price, plus the deferred tax liability of $3,000,576 plus net assets acquired of $190,567. For 2013, additional expenses for Canterbury and Hygeia of $138,320 after the Mergers were included in the consolidated loss attributable to RestorGenex shareholders for 2013 of $2,635,975 and there were no revenues for Canterbury and Hygeia following the Mergers.

Hygeia is a Delaware Corporation, based in Holden, Massachusetts was incorporated in November 2005 and was formerly known as Orcas Therapeutics, Inc. Canterbury is a Delaware Limited Liability Company that was formed in October 2011 and began operations in February 22, 2012. Initially, Canterbury was a wholly-owned subsidiary of Hygeia and shareholders of Hygeia currently own 94% of Canterbury.

On March 3, 2014, the Company entered into an Agreement and Plan of Merger with Paloma Acquisition, Inc., a wholly owned subsidiary of the Company, Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and Holder Representative pursuant to which the Company agreed to acquire all of the capital stock of Paloma with Paloma becoming a wholly owned subsidiary of the Company. On March 28, 2014, the merger with Paloma was closed and the Company issued an aggregate of 2,500,000 post-reverse stock split common shares to the holders of Paloma Common Stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (principal and interest) currently of approximately $1,130,500 to be paid on the first anniversary of the closing of the Paloma merger. The merger with Paloma is subject to rescission if the Company has not raised gross proceeds of at least $7.5 million by May 27, 2014.

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

2.     Going Concern

The Company has suffered losses from operations and, without additional capital, currently lacks liquidity to meet its current obligations. The Company had net losses for 2013 and 2012 of $2,635,975 and $7,366,061, respectively. As of December 31, 2013, the Company had negative working capital of $5,880,035 and an accumulated deficit of $60,937,550. The Company had a total of $667,002 of promissory notes that were in default as of December 31, 2013. Unless additional financing is obtained, the Company may not be able to continue as a going concern. In 2013, the Company raised $700,000 through the issuance of two promissory notes and $427,501 through the sale of common stock. In 2012, the Company raised $870,000 through issuance of preferred stock, $143,829 through the issuance of common stock and received $3,483,103 through issuance of promissory notes. The Company is seeking additional capital in connection with current and potential acquisitions. However, due to the current economic environment and the Company’s current financial condition, there can be no assurance that adequate capital will be available when needed and on acceptable terms.

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

Basic and Diluted Earnings/(Loss) Per Share (“EPS”)

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

For purposes of calculating EPS, the number of common shares on December 31, 2012 did not include 281,667 shares of common stock issuable upon conversion by the holders of Series E Preferred. These conversion shares were not included in the EPS calculation because they were antidilutive given the losses by the Company for the year ended December 31, 2012. As of June 30, 2013 the Series E Preferred had been extinguished and the basic and fully-diluted shares are the same from that point forward and the number of shares used for basic and fully-diluted EPS calculations in 2013 are the same.

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

Goodwill and Intangible Assets

Intangible assets as of December 31, 2013 consisted of goodwill and intangible assets related to the acquisition of Canterbury and Hygeia in November 2013. Goodwill as of December 31, 2012 was related to goodwill for ProElite that we acquired in June 2011 but suspended development of this business in June 2013. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC Topic 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

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

As of December 31, 2013, Company Management determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $19,600,000, which was 128% of the $15,334,507 goodwill and intangible assets on the balance sheet as of December 31, 2013. Based on this determination, Company Management concluded that no impairment had occurred as of December 31, 2013.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASC 2012-02 “Intangibles-Goodwill and Other (Topic 350)” Testing Indefinite-Lived Intangible Assets for Impairment. The ASC provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under U.S. GAAP. The ASC is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our financial statements.

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 213-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of amount still owed by the Financial Firm to the creditors plus 20% to recognize the discount stock owed to the Financial Firm. The selling activities of the Financial Firm could put downward pressure on the stock price. As of December 31, 2013, the Company had a liability of $1,854,743 on its balance sheet, which would have required the issuance of 618,248 shares to satisfy this liability given the $3.00 price for the Company’s common stock on that date, or 10.6% of the 5,813,785 shares outstanding at that time. The Financial Firm held a promissory note for $50,000 that was converted into 8,333 shares of common stock on October 3, 2013 and received a fee of 1,500 shares of common stock on October 7, 2013 and both were recorded as consulting fees. An initial tranche of 200,000 shares was issued to the Financial Firm in November 2013 and a subsequent tranche of 150,000 shares was issued in February 2014.

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

8.     Goodwill

Goodwill was $7,642,825 at December 31, 2013 and $1,935,621 at December 31, 2012.  Given the Company’s decision as of June 30, 2013 to suspend development of its MMA business, the goodwill for ProElite was considered to be fully impaired as of that date. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” the Company’s goodwill is considered to have indefinite lives and were therefore not amortized, but rather is subject to annual impairment tests. As of December 31, 2013, Company Management determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $19,600,000, which was 128% of the $15,334,507 goodwill and intangible assets on the balance sheet as of December 31, 2013. Based on this determination, Company Management concluded that goodwill was not impaired as of December 31, 2013.

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

12.     Notes Payable

Notes payable were as follows:

	2013	2012
Notes payable from ProElite to various individuals dated October 20, 2011 with maturity of July 20, 2012, plus interest at 8%, convertible into common stock of ProElite at noteholder's election. Secured by the assets of ProElite. These notes were converted into common stock in November 2013.	$–	$1,063,000

Note payable to a shareholder with original maturity of May 24, 2012, plus interest at 0.19%, that was secured by the assets of ProElite. This note was converted into common stock in May 2013.	–	1,000,000

Note payable from ProElite to one party dated October 19, 2012 with original maturity of October 19, 2013. Bears interest at 7% and was secured by the assets of ProElite. This note was converted into common stock in May 2013.	–	500,000

Note payable to the Company's outside law firm and represents the corporate and litigation fees due as of June 30, 2012. This note originally bore interest at 3% and was due December 31, 2012. Starting on January 1, 2013, this note bears interest at 10%. This note is currently in default.	467,002	486,104

Notes payable to three holders dated May 11, 2012 with original maturity of the earlier of November 11, 2012 and was secured by the assets of the Company. This note was converted into common stock in May 2013.	–	350,000

Notes payable to 11 investors dated July 9, 2012 with maturity date on the earlier of a $2 million capital raise by the company, or February 6, 2013 and bears interest at 8%. $225,000 of these notes were converted by 9 investors to common stock in November 2013. The remaining two notes are currently in default.	50,000	275,000

Notes payable to one holder dated April 4, 2012 with original maturity on October 4, 2012 that was changed to January 4, 2013. This note was converted into common stock in May 2013.	–	249,999

Notes payable to a director of the Company dated March 5, 2013 with maturity on the earlier of September 5, 2013 or receipt by the Company of $200,000 in net proceeds from a private placement of Company securities. This note does not bear interest and is not secured. This note is currently in default.	200,000	–

Note payable to a high-yield fund. This note bears interest at 10% and matures on June 19, 2014. Upon the closing of a financing of at least $7,500,000 on or before the applicable maturity date, this note will be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities. This note is secured by the assets of the Company.	500,000	–

Note payable to the Company's chairman of the board dated August 9, 2013. Bears interest at 7% and matures on August 9, 2014. Contains mandatory conversion into security or securities totaling $10 million or more at the lesser of 50% of the selling price of such securities or the equivalent of $0.04 per share of common stock. This note is secured by the assets of the Company.	500,000	–

Note payable to the Company's chairman of the board dated December 19, 2013. This note bears interest at 10% and matures on June 19, 2014. Upon the closing of a financing of at least $7,500,000 on or before the applicable maturity date, this note will be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities. This note is secured by the assets of the Company.	150,000	–

Note payable to a shareholder dated January 14, 2005, with original maturity of May 14, 2005, plus interest at 10%. Unsecured. This note was written off in June 2013.	–	70,000

Note payable to a shareholder dated February 1, 2005 with original maturity of June 1, 2005, plus interest at 10%. Unsecured. This note was written off in June 2013.	–	10,000
	$1,867,002	$4,004,103

The notes of $70,000 and $10,000 outstanding as of December 31, 2012 were written off in June 2013 since there have been no actions taken to collect on these notes and the statute of limitations for collecting on these notes has passed. The gain of $80,000 for the writeoff of these notes was reflected in other income for the year ended December 31, 2013.

Interest expense on these notes was $228,294 in 2013 and $167,894 in 2012.

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

Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of amount still owed by the Financial Firm to the creditors plus 20% to recognize the discount stock owed to the Financial Firm. The selling activities of the Financial Firm could put downward pressure on the stock price. As of December 31, 2013, the Company had a liability of $1,854,743 on its balance sheet, which would have required the issuance of 618,248 shares to satisfy this liability given the $3.00 price for the Company’s common stock on that date, or 10.6% of the 5,813,785 shares outstanding at that time.

The Financial Firm held a promissory note for $50,000 that was converted into 8,333 shares of common stock on October 3, 2013 and received a fee of 1,500 shares of common stock on October 7, 2013 and both were recorded as consulting fees. An initial tranche of 200,000 shares was issued to the Financial Firm in November 2013 and a subsequent tranche of 150,000 shares was issued in February 2014.

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

The fair value of these derivative liabilities was calculated using the Black Scholes pricing model that was based on the closing price of the common stock, the strike price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock. These fair value results were extremely sensitive to all these input variables, particularly the closing price of the company’s common stock and the volatility of the Company’s common stock. Accordingly, the fair value of these derivative liabilities were subject to significant changes.  During 2013, the Series E and related warrants were converted into common stock and extinguished and the company recorded a gain of $8,980,077 on the decrease in fair value for the derivative security and recorded a gain of $1,635,967 on extinguishment of the derivative liability.

The following assumptions were used to calculate the Black Scholes values of this derivative liability as of the measurement dates of March 31, 2013 and as of May 6, 2013. The fair value of the underlying common stock was based on the sale of 139,166 shares of common stock at $3.00 by the Company during 2013.

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

Series C 10% Preferred Stock

There were no shares of Series C 10% Preferred Stock outstanding as of December 31, 2013 or December 31, 2012.

Series D 10% Preferred Stock

As of December 31, 2013 and 2012, 0 and 18,999 shares of Series D were outstanding, respectively. Each share of Series D sold for $30, could be converted at any time into 0.6 shares of common stock and had voting rights equal to 0.6 shares of common stock. In connection with the issuance of Series D, the Company issued warrants to purchase 1,799 shares of common stock. The warrants have a life of five years to purchase a share of common stock for $100 per share. The Series D had liquidation preference over common stock at a liquidation value equal to its par value of $30 and paid a cumulative dividend of 10% per year. Given the losses recorded by the Company, the stock equivalents related to the Series D are not included in the calculation of earnings per share since the effect of such inclusion would be antidilutive. During 2013, 18,999 shares of Series D were converted into a total of 14,138 shares of common stock: 11,399 shares for direct conversion of the Series D into common stock, 2,528 shares for dividends and 211 shares for the price protection feature.

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

Stock Options

On March 27, 2013 the Board approved an option to the Company’s CEO to purchase 250,000 shares of common stock at $3.00 and an option to the Company’s General Counsel to purchase 60,000 shares of common stock at $3.00. These options have a five-year life and vested in the three months ended June 30, 2013, resulting in Black Scholes option expense of $824,600 for this quarter. The Black Scholes expense for these March 27, 2013 options was calculated using the following assumptions. The fair value of the underlying common stock was based on the sale of 139,167 shares of common stock at $3.00 by the Company during 2013.

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

Warrants

During 2013 the Board approved warrants to three financial advisors to purchase 173,917 shares of common stock at $3.00. These warrants have a five-year life and vested immediately, resulting in Black Scholes warrant expense of $462,618. The Black Scholes expense for these March 27, 2013 warrants was calculated using the following assumptions. The fair value of the underlying common stock was based on the sale of 139,167 shares of common stock at $3.00 by the Company during the three months ended June 30, 2013.

Estimated fair value of underlying common stock	$3.00
Remaining life	5.0
Risk-free interest rate	0.35%
Expected volatility	141%
Dividend yield	–

In May 2013 Series E warrants, along with related warrants with similar terms, were exchanged for 1,023,264 shares of common stock and these warrants were extinguished, thereby removing the “overhang” created by the full-ratchet provisions of these warrants that would have increased the number of warrants outstanding and reduced the strike price of these warrants to the price of any subsequent financing done at a lower price. This exchange of common stock for the Series E warrants resulted in a fair value charge of $3,069,792 in 2013. These 1,023,264 shares of common stock were valued at $3.00 per share, which was the price at which the Company sold 139,167 shares during 2013, resulting in the fair value charge for $3,069,792.

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

16.     Commitments and Contingencies

Office Space Rental

On May 1, 2009, we entered into a lease for 1,800 square feet of office space in Santa Barbara, California for use as our executive offices. This lease was amended on July 21, 2009 and expired on December 31, 2013 with a three-year renewal term available at an initial rent plus common area charges of $5,767 per month. This property was vacated in August 2012 and the Company has recorded a liability of $139,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. During 2013, a settlement amount of $110,700 was negotiated with the lease holder and transferred to a third party, resulting in a reduction of the accrued liability of $139,150.

On August 1, 2011, we entered into a lease for 7,000 square feet of office space in Los Angeles, California. The lease continues through November 30, 2014. Initially, the lease had a fixed monthly rent of $19,326 and was subject to annual increases of 3%. The Company was not required to pay a fixed monthly rent for months two through five. Prior to this, the Company was leasing the same office space on a month-to-month basis. This property was vacated in April 2012 and the Company recorded a liability of $892,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. As of April 2013, this space was released, but the terms and conditions of the new lease are unknown, so the Company did not adjust the accrued liability.

On November 1, 2011, we entered into a lease for 3,000 square feet of office space in Santa Barbara, California for use by our operating units. This lease expires on October 31, 2014 with two additional three-year renewal terms available. The initial rent plus common area charges were $7,157 per month. This property was vacated in June 2012 and the Company recorded a liability of $229,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. As of June 2013, this space was released, but the terms and conditions of the new lease are unknown, so the Company did not adjust the accrued liability.

From May 2012 to May 2013, the Company was in a month-to-month lease for office space in Los Angeles, California. Rent for this facility was $2,300 per month. Given reductions in staff, the Company is now operating with a “virtual office.” The Company believes this virtual office structure is adequate for our current needs and suitable additional or substitute space will be available as needed.

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2013 that are fixed and determinable by year starting with the year ending December 31, 2014.

					2017 and
	Total	2014	2015	2016	Later
Notes Payable	$1,867,002	$1,867,002	$–	$–	$–
Rent Obligations	1,121,495	878,546	242,949	–	–
Deferred Salary	571,328	571,328	–	–	–
Accrued Interest	89,472	89,472	–	–	–
Employee Contracts	3,931,156	1,181,411	1,341,000	1,273,732	135,013
Employee Contracts: Other	156,358	156,358	–	–	–
Total	$7,736,811	$4,744,117	$1,583,949	$1,273,732	$135,013

Employment Agreements

Effective June 28, 2012, Jerold Rubinstein was elected by the Board as Chairman of the Board, CEO and a director of the Company’s subsidiaries. The Board of Directors of PEI also elected him as Chairman of the Board and CEO of PEI. Under the terms of an employment agreement dated June 28, 2012, Mr. Rubinstein will receive an annual salary of $250,000 per year. Mr. Rubinstein continues to serve on the Board and receive $50,000 annually for such services, along with $100,000 annually as Chairman of the Board. The term of this agreement is six months with an automatic six month extension unless the Company provides written notice of non-renewal 30 days prior to the end of the initial six-month term. This executive was granted options to purchase 2,300,000 shares of the Company’s common stock at $0.35 per share, which was the closing price of the Company’s common stock on the day of option grant. These options vest monthly over a 12-month period. In the event the Company does not renew the second six month period, the executive resigns or the Company terminates the executive’s employment without cause, all options will immediately vest and the executive will receive all unpaid salary for the full 12 month period. In March 2013, Mr. Rubinstein received an option grant to purchase 25,000,000 shares at $0.03 with a five-year life and vesting occurring in the three months ended June 30, 2013. Mr. Rubinstein’s contract expired on June 28, 2013 and he is currently working without a contract. As of December 31, 2013, Mr. Rubinstein was owed unpaid salary of $36,458 and unpaid board fees of $199,771.

On August 8, 2011, the Company entered into any employment contract with Timothy Boris as the Company’s General Counsel and Vice President of Legal Affairs at an annual salary of $180,000. In December 2011 received options to purchase 300,000 shares of common stock at $0.54 that had 100,000 shares vested upon grant, 100,000 shares vested at the end of year one and 100,000 shares vest at the end of year two. This contract expired on August 8, 2012 and was renewed under the same terms until August 8, 2013. In August 2012 Mr. Boris received options to purchase 300,000 shares of common stock at $0.38 that had 100,000 shares vest upon grant, 100,000 shares vest at the end of year one and 100,000 shares vest at the end of year two. Both of these option grants have a five-year life. In March 2013, Mr. Boris received an option grant to purchase 6,000,000 shares at $0.03 with a five-year life and vesting occurring in the three months ended June 30, 2013. Mr. Boris’s contract expired on August 8, 2013 and he is currently working without a contract. As of December 31, 2013, Mr. Boris was owed unpaid salary of $75,000.

On November 1, 2010, the Company entered into an employment agreement with John Moynahan, who provided accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007. Under the agreement, Mr. Moynahan was to receive an annual salary of $220,000 for the first year of the contract, subject to an annual increase of the Consumer Price Index plus 2%, and will be eligible for a $50,000 bonus in the first year of this contract. Under this agreement, Mr. Moynahan received a grant of 3,000 shares and a five-year stock option grant to purchase 15,600 shares of common stock at $200.00 per share, with 10,400 shares that vested upon the signing of the agreement and 5,200 shares that vested on September 1, 2011. The strike price on these options was adjusted to $54.00 in December 2011 by the Board. After a review of this contract during 2012, the Company determined that the non-salary amounts due to Mr. Moynahan were $156,358 as of December 31, 2012.  Mr. Moynahan’s contract expired on August 1, 2012 and he is currently working without a contract. As of December 31, 2013, Mr. Moynahan was owed the $156,358 under his employment contract and $87,083 in unpaid salary, not including any other claims that Mr. Moynahan may have under his employment contract or otherwise.

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

17.     Segment Information

In 2013, ProElite, Stratus White and Hygeia/Canterbury were considered operating segments pursuant to ASC Topic 280 “Segment Reporting” since each was budgeted separately and tracked separately to provide the chief operating decision maker information to assess and manage ProElite, Stratus White and Hygeia/Canterbury. In 2012, ProElite and Stratus White were considered operating segments. In 2012, the Company decided to suspend development of all business activities other than ProElite and effective June 30, 2013, the Company decided to suspend development of its ProElite business.

A summary of results by segments is as follows:

	As of/for the Year Ended December 31, 2013					As of /for the Year Ended December 31, 2012
	Stratus Rewards	ProElite	Life Sciences	Other	Total	Stratus Rewards	ProElite	Other Events	Other	Total
Revenues	$–	$72	$–	$–	$72	$–	$375	$–	$–	$375
Cost of sales	–	–	–	–	–	–	236	–	–	236
Gross margin	–	72	–	–	72	–	139	–	–	139
Deprec. & Amort	–	2	87	587	676	–	2	–	32	34
Segment profit	–	70	(87)	(587)	(604)	–	137	–	(32)	105
Operating expenses	85	192	80	12,371	12,728	1,724	990	–	9,183	11,897
Other (income) expenses	–	(714)	–	643	(71)	–	97	–	1,763	1,859
Impact of derivative securities	–	–	–	(10,459)	(10,459)				(6,801)	(6,801)
Net loss	$(85)	$592	$(167)	$(3,142)	(2,802)	$(1,724)	$(950)	$–	$(4,177)	$(6,850)
Net loss attributable to non-controlling interests	–	–	–	(6)	(6)	–	–	–	(19)	(19)
Preferred dividend	–	–	–	(172)	(172)	–	–	–	497	497
Net loss attributable to common shareholders	$(85)	$592	$(167)	$(2,976)	$(2,636)	$(1,724)	$(950)	$–	$(4,693)	$(7,366)

Assets	$–	$230	$572	$17,542	$18,344	$–	$2,161	$–	$285	$2,446
Liabilities	$52	$2,779	$587	$5,460	$8,878	$122	$2,632	$2,271	$15,828	$20,853

18.     Income taxes

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	December 31,
	2013	2012
Net operating loss carryforward	$21,492,311	$18,050,294
Amortization	(823,367)	(580,145)
Stock option compensation	5,841,333	904,334
Deferred compensation	1,563,754	883,794
Deferred state tax	(1,904,277)	(477,307)
Other	105,179	449,209
Valuation allowance	(26,274,933)	(19,230,179)
Net deferred tax asset	$–	$–

The Company had net operating loss carry-forwards (“NOL”) for federal and state income tax purposes of approximately:

	December 31,
	2013	2012
Combined NOL Carryforwards:
Federal	$47,728,300	$40,240,679
California	44,482,850	36,995,229

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

A reconciliation of the income tax credit computed at the federal statutory rate to that recorded in the financial statements for 2013 and 2012 is as follows:

	2013			2012
Rate reconciliation:
Federal tax benefit at statutory rate	$(922,591)	( 35.0%	)	$(2,578,121)	( 35.0%	)
State tax, net of Federal benefit	(761,237)	28.9%		(782,767)	10.6%
Change in valuation allowance	7,044,754	(267.3%	)	5,495,845	(74.6%	)
Derivative accounting and other	(5,360,926)	273.4%		(2,134,957)	99.0%
Total provision	$–	–%		$–	–%

19.     Pro Forma Financials for Acquisition of Canterbury and Hygeia

Effective September 30, 2013, the Company entered into a Merger Agreement with Canterbury Acquisition LLC, a wholly owned subsidiary of the Company, Hygeia Acquisition, Inc., a wholly-owned subsidiary of the Company, Canterbury, Hygeia and Yael Schwartz, Ph.D., as Holder Representative, pursuant to which the Company acquired all of the capital stock of Canterbury and Hygeia with Canterbury and Hygeia becoming wholly-owned subsidiaries of the Company. The Mergers were closed on November 18, 2013 and 1,150,115 shares were issued to the stakeholders of Canterbury and Hygeia. The Mergers are subject to rescission if RestorGenex has not raised $7.5 million or more in gross financing proceeds by April 30, 2014. The Company has consolidated the balance sheets of Canterbury and Hygeia as of December 31, 2013.

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
	(Audited)
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

If the Mergers had occurred on January 1, 2012, the combined statement of operations for the year ended December 31, 2012 would be as follows:

RestorGenex Corporation, Canterbury and Hygeia

Pro Forma Income Statements

For the Year Ended December 31, 2012

	Year Ended December 31, 2012 (a)
			Other
		Canterbury	Pro Forma		Pro Forma
	RestorGenex	and Hygeia	Adjustments		Combined
	(Audited)
Revenues	$374,542	$246,731	$–		$621,273
Cost of revenues	235,803	123,374	–		359,177
Gross profit	138,739	123,357	–		262,096

Operating expenses
General, administrative, research and development	4,570,161	324,261	503,732	(b)	5,398,154
Impairment of intangible assets	1,423,844	–	–		1,423,844
Warrants, options and stock	3,643,662	–	–		3,643,662
Legal and professional services	2,128,898	77,965	–		2,206,863
Depreciation and amortization	164,043	17,196	747,276	(c)	928,515
Total operating expenses	11,930,608	419,422	1,251,008		13,601,038

Loss from operations	(11,791,869)	(296,065)	(1,251,008)		(13,338,942)

Other (income)/expenses
Fair value of derivative liabilities in excess of proceeds	408,501
(Gain)/loss on adjustments to fair value of derivative liability	(6,907,748)	–	–		(6,907,748)
Other (income)/expenses	379,188	–	–		379,188
Present value of remaining lease payments for facilities no longer occupied	1,010,111
Interest expense	167,894	–	–		167,894
Total other (income)/expenses	(4,942,054)	–	–		(6,360,666)
Net loss	(6,849,815)	(296,065)	(1,251,008)		(6,978,276)

Net loss attributed to non-controlling interests	(19,079)	–	–		(19,079)
Net loss attributed to RestorGenex Corporation	(6,868,894)	(296,065)	(1,251,008)		(6,997,355)

Preferred dividends	497,167	–	–		497,167

Net income/(loss) attributable to RestorGenex Corporation common shareholders	$(7,366,061)	$(296,065)	$(1,251,008)		$(7,494,522)

Basic and diluted earnings per share	$(8.16)				$(3.65)

Basic and fully-diluted weighted average shares outstanding	903,139		1,150,116	(d)	2,053,255

Fully-diluted weighted average shares outstanding	1,121,987		1,150,116	(d)	2,272,103

(a)	Assumes the mergers with Canterbury and Hygeia occurred on January 1, 2012.
(b)	Impact of employment agreements for the full year.
(c)	Impact of amortization of intangible assets for the full year.
(d)	Impact on weighted average shares if the 1,150,116 shares issued for the mergers were outstanding for the full year.

20.     Subsequent Events

Reverse Split and Name Change

On March 7, 2014, the Company effected a reverse stock split of 1 to 100 with respect to its Common Stock and the Company changed its corporate name from Stratus Media Group, Inc. to RestorGenex Corporation, a biopharmaceutical company. All stock numbers herein are post reverse split.

Issuance of Note and Settlement of Amounts Owed (Unaudited)

In April 2014, the Company agreed to issue to our law firm a non-interest bearing convertible note in the aggregate principal amount of $875,000 (the “Note”) as payment in full for the amounts owed to them at that time, contingent on the Company successfully concluding a Cash Proceeds Event, including the $467,200 note that was issued on July 1, 2012. The Note is due in full on March 31, 2015, provided that the Company is required to prepay (i) $1.00 in principal amount of the Note for each $15.00 raised by the Company in all Cash Proceeds Events (as defined in the Note), up to the first $7.5 million raised, for total repayments of up to $500,000; (b) an additional $100,000 in principal amount of the Note when the cumulative amounts so raised in all Cash Proceeds Events equal $10.0 million; and (c) the balance due under the Note when the cumulative amounts so raised in all Cash Proceeds Events equal $12.5 million. The Note also provides that the holder may, at its option, convert all or any portion of the outstanding balance thereunder into the securities issued and sold in certain securities offerings by the Company, including the offering currently underway by the Company (the “Offering”). In connection with the issuance of the Note, the Company also agreed to issue to the holder of the Note, for no additional consideration, $213,827 worth of the Company’s securities sold in the Offering (valued at the offering price of the securities) upon the closing of the Offering. The holder will be entitled to the same registration and other rights with respect to such securities as are granted to the purchasers of securities in the Offering. In the event that the Company does not repay at least $500,000 principal amount of the Note by July 1, 2014, the Note will be deemed to be in default and will automatically convert into a non-convertible note in the principal amount of $1,188,827, which note will bear interest at the annual rate of 10% and be due and payable upon demand.

The Company is currently in negotiations with other vendors, former directors and employees to reduce the amounts owed to them and use a combination of stock and cash to settle these reduced amounts, but there can be no assurance that the Company will be successful in doing so or that such settlements will amount to a material reduction in the amounts owed to these vendors, former directors and employees.

Acquisitions

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

RestorGenex Corporation, VasculoMedics and Paloma Pharmaceuticals Inc.

Pro Forma Statement of Financial Position

December 31, 2013

	As of December 31, 2013 (a)
				Pro Forma		Pro Forma
	RestorGenex	Paloma	VasculoMedics	Adjustments		Combined
	(Audited)
ASSETS

Current assets
Cash and equivalents	$254,964	$96,719	$–	$–		$351,683
Accounts receivable	2,020	–	–	–		2,020
Investment in VasculoMedics	–	100,000	–	(100,000)	(b)	–
Prepaid expenses and deposits	2,741,299	19,632	–	–		2,760,931
Total current assets	2,998,283	216,351	–	(100,000)		3,114,634

Property and equipment, net	11,262	72,331	–	–		83,593
Intangible assets	7,691,682	747,559	–	1,744,701	(c)	10,183,942
Goodwill	7,642,825	–	–	7,129,154	(d)	14,771,979
Total assets	$18,344,052	$1,036,241	$–	$8,773,855		$28,154,148

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,520,206	$175	$–	$–		$1,520,381
Deferred salary	571,328	–	–	–		571,328
Accrued interest	89,472	456,800	–	–		546,272
Other accrued expenses and other liabilities	1,697,714	–	–	–		1,697,714
Amounts payable to officers	156,358	–	–	–		156,358
Rent liability for facilities no longer occupied	1,121,495	–	–	–		1,121,495
Notes payable	1,867,002	665,000	–	–		2,532,002
Obligation to issue stock for transfer of liabilities	1,854,743	–	–			1,854,743
Total current liabilities	8,878,318	1,121,975	–	–		10,000,293

Deferred tax liability	3,000,576	–	–	697,880	(e)	3,698,456
Total long-term liabilities	3,000,576	–	–	697,880		3,698,456

Commitments and contingencies

Shareholders' deficit
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding	–	–	–	–		–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized, 0 shares issued and outstanding	–	–	–	–		–
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized, 0 shares issued and outstanding	–	–	–	–		–
Common stock	5,814	7,839	5,625	(10,744)	(f)	8,534
Additional paid-in capital	67,390,493	7,524,343	94,375	368,803	(g)	75,378,014
Accumulated deficit	(60,937,550)	(7,617,916)	(100,000)	7,717,916	(h)	(60,937,550)
Total shareholders' deficit	6,458,757	(85,734)	–	8,075,975		14,448,998
Non-controlling interest/(deficit)	6,401	–	–	–		6,401
Total shareholders' deficit	6,465,158	(85,734)	–	8,075,975		14,455,399
Total liabilities and shareholders' deficit	$18,344,052	$1,036,241	$–	$8,773,855		$28,154,148

(a)	Assumes the mergers with Paloma and VasculoMedics occurred on December 31, 2013.
(b)	To eliminate investment by Paloma in VasculoMedics upon the mergers.
(c)	Total consideration for the acquisition of Paloma was $8,307,534, which includes $7,000,000 for the value of the 2,500,000 shares of stock issued at a value of $2.80 a share upon entering into the merger on February 25, 2014 plus $1,121,800 for debt assumed by the Company plus $185,734 in negative net assets required. There has not been a valuation of the intangible assets of Paloma performed by a third party, but for these purposes, the Company has assumed that 30% of the total consideration is allocated to intangible assets and 70% is allocated to goodwill. Using this assumption, $5,815,274 of the consideration to Paloma was allocated to goodwill and $2,492,260 was allocated to intangible assets. This assumed allocation of $2,492,260 was reduced by the $747,559 value on Paloma’s balance sheet for a net adjustment of $1,744,701. The Company plans to have a valuation of the intangible assets of Paloma performed by a third party and when that occurs, the allocation may change from the assumption used herein.
(d)	As noted above, $5,815,274 of the consideration paid to Paloma was allocated to goodwill. The consideration paid for the merger with VasculoMedics was $616,000 for the 220,000 shares issued at $2.80, which was the market price of the Company’s common stock when the merger agreement was executed on February 25, 2014. All of the consideration to VasculoMedics was allocated to goodwill, resulting in a total increase of $7,129,154 for goodwill, including $697,880 for the deferred tax liability.
(e)	As noted above, there was a net gain on the intangible assets of $1,744,701, which is tax effected at 40% to arrive at the deferred tax liability of 697,880. The deferred tax liability will change if the third party valuation of intangible assets differs from the 30% allocation used herein.
(f)	Eliminates $7,839 for common stock of Paloma and $5,625 for VasculoMedics and adds $2,500 for the par value of the 2,500,000 shares issued for the merger with Paloma and $220 for the par value of the 220,000 shares issued for the merger with VasculoMedics.
(g)	Eliminates $7,524,343 for the additional paid-in capital at Paloma and $94,375 at VasculoMedics and adds $6,997,500 for the additional paid-in capital for the shares issued for the merger with Paloma and $615,780 for the additional paid-in capital for the shares issued for the merger with VasculoMedics along with $374,241 for the net adjustments required to balance the impacts of the mergers with Paloma and VasculoMedics.
(h)	Eliminates the accumulated deficit of $7,617,916 at Paloma and $100,000 at VasculoMedics and adds the $1,764,731of expenses associated with employment agreements for Canterbury and Paloma executives that would be incurred from January 1, 2012, along with $1,407,234 in expenses related to amortizing the value of intangible assets at Canterbury. The $2,492,260 of intangible assets at Paloma would not be subject to amortization since the primary patent has not been issued as of the date of this report.

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
	(Audited)
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

	Year Ended December 31, 2012 (a)
	RestorGenex	Paloma		VasculoMedics		Canterbury and Hygeia		Pro Forma Adjustments		Pro Forma Combined
	(Audited)
Revenues	$374,542	$–		$–		$246,731		$–		$621,273
Cost of revenues	235,803	–		–		123,374		–		359,177
Gross profit	138,739	–		–		123,357		–		262,096

Operating expenses
General, administrative, research and development	4,570,161	501,652		–		324,261		916,000	(b)	6,312,074
Impairment of intangible assets	1,423,844	–		–		–		–		1,423,844
Warrants, options and stock	3,643,662	–		–		–		–		3,643,662
Fair value of common stock exchanged for warrants	–	–		–		–		–		–
Legal and professional services	2,128,898	51,681		–		77,965		–		2,258,544
Depreciation and amortization	164,043	3,438		–		17,196		(747,276)	(c)	(562,599)
Total operating expenses	11,930,608	556,771		–		419,422		168,724		13,075,525

Loss from operations	(11,791,869)	(556,771)		–		(296,065)		(168,724)		(12,813,429)

Other (income)/expenses
Fair value of derivative liabilities in excess of proceeds	408,501									408,501
(Gain)/loss on adjustments to fair value of derivative liability	(6,907,748)	–		–		–		–		(6,907,748)
Other (income)/expenses	379,188	(182,200)		–		–		–		196,988
Present value of remaining lease payments for facilities no longer occupied	1,010,111									1,010,111
Interest expense	167,894	150,069		–		–		–		317,963
Total other (income)/expenses	(4,942,054)	(32,131)		–		–		–		(4,974,185)
Net loss	(6,849,815)	(524,640)		–		(296,065)		(168,724)		(7,839,244)

Net loss attributed to non-controlling interests	(19,079)	–		–		–		–		(19,079)
Net loss attributed to RestorGenex Corporation	(6,868,894)	(524,640)		–		(296,065)		(168,724)		(7,858,323)

Preferred dividends	497,167	–		–		–		–		497,167

Net income/(loss) attributable to RestorGenex Corporation common shareholders	$(7,366,061)	$(524,640)		$–		$(296,065)		$(168,724)		$(8,355,490)

Basic and diluted earnings per share	$(8.16)									$(1.75)

Basic weighted average shares outstanding	903,139	2,500,000	(d)	220,000	(d)	1,150,116	(d)	–		4,773,255
Fully-diluted weighted average shares outstanding	1,121,987	2,500,000	(d)	220,000	(d)	1,150,116	(d)	–		4,992,103

(a)	Assumes the mergers with Canterbury, Hygeia, Paloma and VasculoMedics occurred on January 1, 2012.
(b)	Adds the $916,000 of expenses associated with employment agreements for Canterbury and Paloma executives that would be incurred from January 1, 2012.
(c)	Adds $747,276 of additional amortization for intangible assets at Canterbury that would be incurred if amortization began on January 1, 2012.
(d)	Impact on weighted average shares if the shares issued for the mergers with Canterbury, Hygeia, Paloma and VasculoMedics were outstanding for the full year.

Issuance of Additional Shares

Subsequent to December 31, 2013, the Company issued 150,000 shares to the Financial Firm who assumed certain liabilities of the Company as described in footnote 13 above.

Employment Agreements

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

Jerold Rubinstein – Mr. Rubinstein served as Chief Executive Officer of the Company from June 28, 2012 until March 5, 2014. Mr. Rubinstein is the chairman of the audit committee of CKE Restaurants, the parent company of Carl’s Jr. Restaurants and Hardees Restaurants. Also he serves as the non-executive chairman of U.S. Global investors Inc., a mutual fund advisory company. Mr. Rubinstein has started and sold many companies over the years, including Bel Air Savings and Loan and DMX, a cable and satellite music distribution company. Mr. Rubinstein started and sold XTRA Music Ltd., a satellite and cable music distribution company in Europe. Most recently Mr. Rubinstein consults with and serves on 3 early stage development companies. Mr. Rubinstein is both a CPA and attorney. Mr. Rubinstein joined the board in April 2011.

Nelson K. Stacks – Mr. Stacks served as Chairman of the Board of Canterbury prior to their mergers with the Company. From December 2011 to present, Mr. Stacks has been the CEO and Director of WaveGuide Technology, maker of the world’s smallest and most sensitive handheld NMR for detection of cancer, infectious diseases, oil and gas exploration and industrial anti-counterfeiting. From December 2011 to January 2013, Mr. Stacks was CEO and Director of Molecular Insight Pharmaceuticals, a biotechnology company focused on cancer diagnostics and therapeutic treatments as well as orphan neuroendocrine cancers. From July 2009 to August 2011, Mr. Stacks served as the, CEO and Director of Vascular Pathways Incorporated where he raised $14 million from venture capitalists and brought a revolutionary peripheral IV catheter to the market and sold products to the U.S. Military and various U.S. and international hospitals. Prior to this position, from March 2006 to July 2009, he served as a venture partner and turnaround CEO for various portfolio companies with Queensland Investment Corporation, Queensland Biocapital Funds, a $70B superannuation and venture fund. Over his career, Mr. Stacks has been a venture capitalist in the United States as the General Partner at 3i Ventures and earlier at Oak Investment Partners. Mr. Stacks is a member of the fourth class of Kauffman Fellows and has invested in all areas of healthcare and information technology. He also previously served as the Chairman of Xbio Systems, a clinical trial software management system, and as CEO, and Executive Director of Xenome Limited, a venom peptide company focused on cancer pain therapy. Mr. Stacks received an MBA from the F.W. Olin Graduate School of Business at Babson College and a BA from The University of Rochester.

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

Term of Office

Our directors and officers hold office until the earlier of their death, resignation, removal or the end of their stated term.

Audit Committee

The Audit Committee’s responsibilities include, but are not limited to, the following:

•	Appointing, evaluating and retaining the independent registered public accounting firm;
•	Reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and disclosures;
•	Discussing our systems of internal control over financial reporting; and
•	Meeting separately with the independent registered public accounting firm.

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

Mr. Rubinstein resigned as Chief Executive Officer on March 5, 2014.

Previously and effective June 28, 2012, Jerold Rubinstein was elected by the Company’s board of directors as Chairman of the Board, CEO and a director of the Company’s subsidiaries. The Board of Directors of PEI also elected him as Chairman of the Board and CEO. Under the terms of an employment agreement dated June 28, 2012, Mr. Rubinstein received an annual salary of $250,000 per year and continued to serve on the Company’s board of directors and as Chairman of the Company’s Audit Committee and continued to receive his compensation for such services. The term of this agreement was six months with an automatic six month extension unless the Company provides written notice of non-renewal 30 days prior to the end of the initial six-month term. This executive was granted options to purchase 23,000 shares of the Company’s common stock at $3.50 per share, which was the closing price of the Company’s common stock on the day of option grant. These options vested monthly over a twelve-month period. In the event the Company did not renew the second six month period, the executive resigned or the Company terminated the executive’s employment without cause, all options would immediately vest and the executive would receive all unpaid salary for the full twelve month period. Mr. Rubinstein resigned as Chief Executive Officer on March 5, 2014.

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

OUTSTANDING EQUITY AWARDS AT APRIL 15 , 2014

The following table sets forth certain information relating to unexercised and outstanding options for each named executive officer as of March 7, 2014. No other equity awards otherwise reportable in this table had been granted to any of our executive officers as of that date.

		Unexercised
		Options	Option	Option
	Outstanding	that are	Exercise	Expiration
Name	Options	Exercisable	Price	Date

Stephen Simes	500,000	38,194	$2.50	3/7/2024
Timothy Boris	60,000	60,000	$3.00	3/27/2018
Timothy Boris	3,000	3,000	$54.00	12/29/2016
Timothy Boris	3,000	2,000	$38.00	8/20/2017
John Moynahan	15,400	15,400	$54.00	11/1/2015

Employment Agreements

Future minimum payments under the employment agreements with Stephen M. Simes, Yael Schwartz, Craig Abolin and David Sherris are

Years Ending December 31,	Amount
2014	$1,181,411
2015	1,341,000
2016	1,273,731
Total	$3,796,142

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in the first column)
Equity compensation plans approved by stockholders	–	$–	–
Equity compensation plans not approved by stockholders	1,403,725	$20.10	–
Total	1,403,725	$20.10	–

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current, independent registered public accounting firm, for the years ended 2013 and 2012 are as follows:

	2013	2012
Annual audit and quarterly review fees	$189,300	$113,750
Tax fees	$16,500	$–

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

See Index to Consolidated Financial Statements in this Report on Form 10-K/A .

The following documents are furnished as exhibits to this Report on Form 10-K/A . Except as noted, all of these exhibits previously have been filed with the Commission and are incorporated herein by reference.

Exhibit Number	Description
2.1	Amendment to Agreement and Plan of Merger between Pro Sports & Entertainment, Inc. and Feris International, Inc. dated March 10, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2008).
2.2	Agreement and Plan of Merger dated as of September 2013 among the Company, Canterbury Acquisition, LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC, Hygeia Therapeutics, Inc., and Yael Schwartz, Ph.D. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on October 2, 2013).
2.3	Agreement and Plan of Merger dated as of February 25, 2014 among the Company, Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. and David Sherris, Ph.D. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 7, 2014).
2.4	Agreement and Plan of Merger dated as of February 25, 2013 among the Company, VasculoMedics Acquisition, Inc., VasculoMedics, Inc. and David Sherris, Ph.D. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 7, 2014).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report filed on March 7, 2014)
3.2	By-Laws as amended and restated on September 10, 1999 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed October 1, 1999).
4.1	Form of Debt Conversion Agreement effective May 2, 2013 among the Company and two holders of the Company’s Promissory Notes (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on June 18, 2013).
4.2	Form of Series E Preferred Stock Conversion and Warrant Agreement effective May 29, 2013 among the Company and the holders of the Company’s Series E Preferred Stock (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on June 18, 2013).
4.3	Secured Convertible Promissory Note dated December 13, 2013 issued to Carolina Preferred High Yield Fund, LLC (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on December 27, 2013).
4.4	Secured Convertible Promissory Note dated December 13, 2013 issued to Sol J. Barer, Ph.D. (incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on December 27, 2013).
4.5	Secured Promissory Note dated February 4, 2014 issued to Sol J. Barer, Ph.D. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2014).
4.5	Secured Convertible Promissory Note dated as of March 19, 2014 issued to Sol J. Barer, Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2014).
10.1	Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated October 9, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2009).
10.2	Amendment to Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated January 11, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2010).

Exhibit Number	Description
10.3	Securities Purchase Agreement dated May 24, 2011 among Stratus Media Group, Inc. and the Selling Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2011).
10.4	Security Agreement dated May 24, 2001 among Stratus Media Group, Inc., Pro Sports & Entertainment, Inc. and Stratus Rewards, LLC on one hand, and Isaac Blech as collateral agent on the other hand (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2011).
10.5	Option dated January 25, 2012 between Stratus Media Group, Inc. and Isaac Blech (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed January 25, 2012).
10.6	Consulting Agreement between Stratus Media Group, Inc. and Paul Feller dated June 28, 2012 between Stratus Media Group, Inc. and Paul Feller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2012).
10.7	Separation and Release Agreement among ProElite, Inc., Pro Sports & Entertainment, Inc., and Stratus Media Group, Inc., on the one hand, and Paul Feller, on the other hand (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 28, 2012).
10.8	Employment Agreement dated November 18, 2013 between the Company and Yael Schwartz, Ph.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.9	Employment Agreement dated November 18, 2013 between the Company and Craig Abolin, Ph.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.10	Registration Rights Agreement dated November 18, 2013 between the Company and Certain holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.11	Exclusive License Agreement dated October 26, 2007 between Yale University and Hygeia Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.12	Sublease Agreement dated as of March 22, 2013 between Canterbury Laboratories, LLC and Ferndale Pharma Group, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.13	Collaboration Agreement dated as of July 25, 2013 between Canterbury Laboratories, LLC and Ferndale Pharma Group, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.14	Master Services Agreement dated as of March 22, 2013 between Canterbury Laboratories, LLC and MicroConstants, Inc. (incorporated by reference to Exhibit 10.6` to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.15	Master Contract Services Agreement dated August 27, 2013 between Canterbury Laboratories, LLC and GLS Synthesis, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.16	Service Agreement between Canterbury Laboratories, LLC between Canterbury Laboratories, LLC and CEREP (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 18, 2013).
10.17	Employment Agreement dated March 5, 2014 between the Company and David Sherris, Ph.D. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 10, 2014).
21	Subsidiaries of the Registrant
24	Ethics Policy
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	SBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 23, 2014 .

RESTORGENEX CORPORATION /s/ Stephen M. Simes Stephen M. Simes Chief Executive Officer Principal Executive Officer Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of April 23, 2014.

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

