Form 10-Q
period 2014-03-31
RestorGenex Corp
filed 2014-05-20
CIK 1053691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0000-24477

RESTORGENEX CORPORATION

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

The number of shares of common stock outstanding at May 19, 2014 was 14,878,410 shares.

RESTORGENEX CORPORATION

FORM 10-Q

MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESTORGENEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets
Cash and equivalents	$222,071	$254,964
Prepaid expenses and deposits	2,455,881	2,743,319
Total current assets	2,677,952	2,998,283

Property and equipment, net	81,563	11,262
Intangible assets	9,725,258	7,691,682
Goodwill	13,962,880	7,642,825
Total assets	$26,447,653	$18,344,052

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,601,721	$1,520,206
Deferred salary	838,476	571,328
Accrued interest	633,961	89,472
Other accrued expenses and liabilities	1,829,119	1,697,714
Payable to officer	156,358	156,358
Rent liability for facilities no longer occupied	1,121,495	1,121,495
Notes payable	2,932,002	1,867,002
Obligation to issue stock for transfer of liabilities	1,581,641	1,854,743
Total current liabilities	10,694,773	8,878,318

Long-term liability - deferred taxes on acquisition	3,538,051	3,000,576

Commitments and contingencies

Shareholders' equity
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 and 0 shares issued and outstanding	–	–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized, 0 and 0 shares issued and outstanding	–	–
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized; 0 and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 8,683,785 and 5,813,785 shares issued and outstanding	8,684	5,814
Additional paid-in capital	74,670,219	67,390,493
Accumulated deficit	(62,464,074)	(60,937,550)
Total RestorGenex shareholders' equity	12,214,829	6,458,757
Non-controlling interest equity	–	6,401
Total shareholders' equity	12,214,829	6,465,158
Total liabilities and shareholders' equity	$26,447,653	$18,344,052

See accompanying Notes to Financial Statements.

RESTORGENEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Revenues	$–	$–
Cost of revenues	–	–
Gross margin	–	–

Operating expenses
General and administrative	611,845	624,674
Warrants, options and stock compensation	149,885	1,316,148
Legal and professional services	131,686	143,103
Depreciation and amortization	478,104	8,687
Total operating expenses	1,371,520	2,092,612

Loss from operations	(1,371,520)	(2,092,612)

Other (income)/expenses
Loss on adjustments to fair value of derivative liability	–	236,850
Other income	(49,639)	(2,564)
Interest expense	58,294	22,971
Total other expenses	8,655	257,257
Net loss from continuing operations	(1,380,175)	(2,349,869)

Net loss from discontinued operations	–	(126,911)
Net loss	(1,380,175)	(2,476,780)

Preferred dividends	–	124,375
Net loss attributable to holders of RestorGenex Corporation common stock	$(1,380,175)	$(2,601,155)

Basic and diluted loss per share for continuing operations	$(0.23)	$(2.77)
Basic and diluted loss per share for discontinued operations	–	(0.14)
Total basic and diluted loss per share	$(0.23)	$(2.91)

Basic weighted average shares outstanding	5,934,474	892,534
Fully-diluted weighted average shares outstanding	5,934,474	1,207,534

See accompanying Notes to Financial Statements.

RESTORGENEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss from continuing operations	$(1,380,175)	$(2,349,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478,104	8,687
Gain on adjustments to fair value of derivative liability	–	236,850
Warrants, options and stock	149,885	1,323,098
Stock issued for services	–	130,000
Increase / (decrease) in:
Prepaid expenses and deposits	–	(36,100)
Accounts payable	81,515	(17,672)
Deferred salary	267,148	181,555
Accrued interest	58,294	22,975
Other accrued expenses and liabilities	(87,664)	194,293
Net cash used in operating activities	(432,893)	(306,183)

Cash flows from financing activities:
Proceeds from notes payable	400,000	200,000
Net cash provided by financing activities	400,000	200,000

Decrease in cash and equivalents from continuing operations	(32,893)	(106,183)

Decrease in cash and equivalents from discontinued operations	–	(94,475)
Total decrease in cash and equivalents	(32,893)	(200,658)

Cash and equivalents, beginning of period	254,964	312,093

Cash and equivalents, end of period	$222,071	$111,435

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying Notes to Financial Statements.

RESTORGENEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

1.     Business

RestorGenex is a specialty biopharmaceutical company initially focused on developing products for dermatology, ophthalmology and women’s health. On March 7, 2014, the Company effected a reverse stock split 1 to 100 with respect to its Common Stock and the Company changed its corporate name from Stratus Media Group, Inc. to RestorGenex Corporation (“Company”). All stock numbers herein are post reverse split.

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 495,000 shares of its common stock for all issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”). In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Stratus” or “SMDI”). PSEI, a California corporation, was organized on November 23, 1998.

In June 2011, the Company acquired shares of Series A Convertible Preferred Stock of ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organized and promoted mixed martial arts (“MMA”) matches. These holdings of Series A Convertible Preferred Stock provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite. The Company suspended operations of ProElite effective June 30, 2013. Following the repositioning of the Company as a specialty biopharmaceutical company, the Company’s Board of Directors voted to discontinue operations of ProElite effective March 31, 2014.

Effective September 30, 2013, Stratus entered into an Agreement and Plan of Merger with Canterbury Acquisition LLC, a wholly owned subsidiary of the Company, Hygeia Acquisition, Inc., a wholly-owned subsidiary of the Company, Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as Holder Representative, pursuant to which Stratus acquired all of the capital stock of Canterbury and Hygeia (the “Mergers”) with Canterbury and Hygeia becoming wholly-owned subsidiaries of Stratus. The consideration for the Mergers was the issuance by Stratus of an aggregate of 1,150,116 restricted shares of Stratus common stock issued to the stakeholders of Canterbury and Hygeia. Closing of the Mergers occurred on November 18, 2013. For the three months ended March 31, 2014, there were no revenues associated with Canterbury and Hygeia. For the three months ended March 31, 2014, expenses associated with Canterbury and Hygeia were approximately $185,000.

Canterbury and Hygeia (the “Canterbury Group”) are related companies engaged in the development of pharmaceuticals and cosmeceuticals (cosmetic products with “drug-like” benefits) which, depending on the specific product involved, may treat acne, hirsutism (unwanted hair) and alopecia (thinning hair) and that may revitalize hormonally-aged skin and hair in women over the age of 45. The Canterbury Group has an exclusive license with Yale University to develop and market 23 synthetic estrogenic ingredients for the treatment of aging skin and four classes of anti-androgenic ingredients for hair loss, excess facial hair, seborrhea and acne. The license from Yale covers 24 patent-protected compounds under U.S. Patent 7,015,211 “Estradiol 15-α-Carboxylic Acid Esters as Locally Active Estrogens,” U.S. Patent 6,476,012 “Estradiol 16-alpha Carboxylic Acid Esters as Locally Active Estrogens” and U.S. Patent 8,552,061 “Locally active "soft" antiandrogens” (“Yale Patents”).

The acquisition of the Canterbury Group was a step in the implementation of the Company’s plan to reposition itself as a specialty biopharmaceutical company. The total consideration for the acquisition of the Canterbury Group was $12,421,249 based on the issuance of 1,150,116 shares of common stock at the market value of $10.80 as of the execution of the Merger Agreements on September 30, 2013. Based on the third-party valuation of the Yale Patents of $7,779,000, $4,642,249 of the purchase price was initially allocated to goodwill, which is not tax deductible. The value of the Yale Patents at the time of purchase was $132,571 as reflected on the books of Canterbury, giving rise to an adjustment of $7,646,429 to the Company for the $7,779,000 allocated to the Yale Patents at the time of acquisition less the $132,571 on the books of Canterbury. When tax effected at a combined U.S. Federal and California tax rate of 40%, the net result of this adjustment is a deferred tax liability of $3,000,576. Total goodwill of $7,642,825 as of December 31, 2013 consisted of the $4,642,249 initial allocation of the purchase price plus the deferred tax liability of $3,000,576. For the three months ended March 31, 2014, expenses for Canterbury and Hygeia of approximately $184,000 were included in the consolidated loss of $1,376,137. There were no revenues for Canterbury and Hygeia for the three months ended March 31, 2014.

Hygeia, a Delaware Corporation based in Holden, Massachusetts, was incorporated in November 2005 and was formerly known as Orcas Therapeutics, Inc. Canterbury is a Delaware Limited Liability Company that was formed in October 2011 and began operations in February 22, 2012. Initially, Canterbury was a wholly-owned subsidiary of Hygeia and shareholders of Hygeia owned 94% of Canterbury at the time of the Mergers

On March 3, 2014, the Company entered into an Agreement and Plan of Merger with Paloma Acquisition, Inc., a wholly owned subsidiary of the Company, Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and Holder Representative pursuant to which the Company agreed to acquire all of the capital stock of Paloma with Paloma becoming a wholly owned subsidiary of the Company. On March 28, 2014, the merger with Paloma was closed and the Company issued an aggregate of 2,500,000 common shares to all the holders of Paloma Common Stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (principal and interest) of approximately $1,151,315 to be paid on the first anniversary of the closing of the Paloma merger. The 2,500,000 shares were valued at $2.50 per share, which was the closing market price of the Company’s common stock on March 3, 2014, resulting in $6,250,000 of stock consideration, for a total consideration of $7,401,315. Of this total consideration, 30%, or $2,220,395, was allocated to intangible assets based on management’s preliminary assessment. The excess of the purchase consideration over the fair value of the assets and liabilities acquired of $5,180,920 was initially allocated to goodwill. The Company is planning to have a third-party valuation of the intangible assets and when that valuation is completed the allocation to intangibles may change. These intangible assets had a value of $763,131 on Paloma’s books, resulting in an adjustment of $1,457,082. When tax effected at a combined U.S. Federal and California tax rate of 40%, the net result of this adjustment is a deferred tax liability of $582,833. Total goodwill of $5,763,753 as of March 31, 2014 consists of the $5,180,920 initial allocation of the purchase price, plus the deferred tax liability of $582,833. Since Paloma was acquired at the end of the quarter, there were no expenses for Paloma included in the consolidated loss. There were no revenues for Paloma for the three months ended March 31, 2014.

Also on March 3, 2014, the Company entered into an Agreement and Plan of Merger with VasculoMedics Acquisition, Inc., a wholly owned subsidiary of the Company, VasculoMedics, Inc. (“VasculoMedics”) and Dr. Sherris pursuant to which the Company agreed to acquire all of the capital stock of VasculoMedics with VasculoMedics becoming a wholly owned subsidiary of the Company. The VasculoMedics Merger was concurrently closed with and as a condition to the closing of the Paloma Merger on March 28, 2013, with the Company issuing an aggregate of 220,000 post-reverse stock split common shares to the VasculoMedics stockholders. These shares, valued at $2.50 per share, which was the closing price of the Company’s common stock on March 3, 2014, results in $550,000 of consideration, all of which was allocated to goodwill. Since VasculoMedics was acquired at the end of the quarter, there were no expenses for VasculoMedics included in the consolidated loss. There were no revenues for VasculoMedics for the three months ended March 31, 2014. The Mergers with Paloma and VasculoMedics were completed as part of the Company’s plan to reposition itself as a specialty biopharmaceutical company.

Both Paloma and VasculoMedics are Delaware corporations and based in Jamaica Plain, Massachusetts. Paloma was founded in January 2005 and VasculoMedics was founded in November 2007. At the time of the Mergers, Dr. David Sherris, the founder and Chief Executive Officer of both companies, owned 56% of the outstanding stock of Paloma and 89% of the outstanding stock of VasculoMedics, with Paloma owning the other 11%. For accounting purposes Paloma and VasculoMedics are considered to be under common control.

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

2.     Going Concern

The Company has suffered losses from operations and lacked liquidity to meet its then-current obligations at March 31, 2014. The Company had net losses of $1,380,175 and $2,601,155 for the three months ended March 31, 2014 and 2013, respectively and net losses for 2013 and 2012 of $2,635,975 and $7,366,061, respectively. As of March 31, 2014, the Company had negative working capital of $8,016,821 and an accumulated deficit of $62,464,074. The Company had a total of $717,002 of promissory notes that were in default as of March 31, 2014. The Company raised $400,000 and $200,000 from the issuance of promissory notes during the three months ended March 31, 2014 and 2013, respectively. In 2013, the Company raised $700,000 through the issuance of two promissory notes and $427,501 through the sale of common stock.

On April 29, 2014 and May 6, 2014, the Company sold a total of 6,194,625 shares of common stock at $4.00 per share and warrants to purchase 2,477,851 shares of common stock at an exercise price of $4.80, for total proceeds of $24,778,500 and net proceeds of $21,528,150 after payment of fees, expenses and certain accounts payable (for additional details please see Footnote 20 “Subsequent Events”). However, given the Company’s plans to grow its existing businesses and potentially pursue acquisitions, this funding may not be sufficient and the Company may need to raise additional capital in the future to fully implement its business plan.

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

3.     Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The balance sheet at March 31, 2014 consolidates the accounts of ProElite, Canterbury, Hygeia, Paloma and VasculoMedics and the balance sheet at December 31, 2013 consolidates the accounts of ProElite, Canterbury, and Hygeia. The income statements and statements of cash flow for the three months ended March 31, 2014 consolidate the accounts of Canterbury, Hygeia, along with results of Paloma and VasculoMedics from the date of acquisition, and includes ProElite as discontinued operations. The income statements and statements of cash flow for the three months ended March 31, 2013 includes ProElite as discontinued operations. All significant intercompany balances were eliminated in consolidation.

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

For purposes of calculating EPS, the number of common shares on March 31, 2013 did not include 315,000 shares of common stock issuable upon conversion by the holders of Series E Preferred. These conversion shares were not included in the EPS calculation because they were antidilutive given the losses by the Company for the three months ended March 31, 2013. During 2013 the Series E Preferred were extinguished and the basic and fully-diluted shares are the same from that point forward and the number of shares used for basic and fully-diluted EPS calculations are the same for the three months ended March 31, 2014.

Discontinued Operations

The Company suspended operations of ProElite effective June 30, 2013. Following the repositioning of the Company as a specialty biopharmaceutical company, the Company’s Board of Directors voted to discontinue operations of ProElite effective March 31, 2014.

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

Derivative Liabilities

On May 24, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with eight investors (collectively, the “Investors”) pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (“Original Series E”) for $8,700,000. In October 2012, the Company sold 1,000 shares of Series E for $1,000,000 (“New Series E”). The Original Series E and New Series E together are referred to herein as “Series E”.

Subsequent to the issuance of this Series E, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in ASC Topic 815 “Derivatives and Hedging,” (“ASC 815”) and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and were subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the Statement of Operations as a separate line item.

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

Goodwill and Intangible Assets

Intangible assets as of March 31, 2014 consisted of goodwill and intangible assets arising from the acquisitions of Canterbury, Hygeia, Paloma and VasculoMedics. Goodwill as of December 31, 2013 arose from goodwill for the acquisitions of Canterbury and Hygeia. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC Topic 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

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

As of March 31, 2014, Company management determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $34,900,000, which was 147% of the $23,688,138 total for goodwill and intangible assets on the balance sheet as of March 31, 2014. Based on this determination, Company management concluded that no impairment had occurred as of March 31, 2014 on a Company-wide basis. However, it is possible that impairment may have occurred on a reporting-unit basis and the Company intends to test impairment on a reporting-unit basis beginning with the three months ending June 30, 2014. As of December 31, 2013, Company management determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $19,600,000, which was 128% of the $15,334,507 goodwill and intangible assets on the balance sheet as of December 31, 2013. Based on this determination, Company management concluded that no impairment had occurred as of December 31, 2013.

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

As of March 31, 2014 and December 31, 2013, the Company had net operating loss carryforwards as follows:

	March 31,	December 31,
	2014	2013
Combined NOL Carryforwards:
Federal	$48,480,486	$47,728,300
California	$45,235,036	44,482,850

The net operating loss carryforwards for 2014 and 2013 begin expiring in 2022 and 2021, respectively. From December 31, 2012 to March 31, 2014, the outstanding shares of common stock increased from 890,837 to 5,813,785. This increase in the number of shares outstanding constitutes a change of ownership, under the provisions of Internal Revenue Code Section 382 and similar state provisions, and is likely to significantly limit the ability of the Company to utilize these net operating loss carryforwards to offset future income. Accordingly, the company recorded a 100% valuation allowance of the deferred tax assets at March 31, 2014 and December 31, 2013.

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

Recent Accounting Pronouncements

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 213-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

4.     Litigation

In January 2013, the Company signed a term sheet with an outside financial firm (“Financial Firm”) to have that firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”). The Financial Firm entered into agreements in July 2013 with such Creditors to acquire $1,865,386 in liabilities (“Liability Settlement”) of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for the Liability Settlement. A court order based on this complaint was issued on October 7, 2013. Based on conditions agreed to in the Term Sheet, the Company will settle that judgment by issuing common stock to the Financial Firm. Under an exemption from registration in the SEC regulations, common stock issued pursuant to this court order is tradable without restrictions. This common stock will be issued in tranches such that the Financial Firm will not own more than 9.99% of outstanding shares at any time and will be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the stock is three times the Liability Settlement (“Settlement Period”). The Financial Firm will sell the shares to generate proceeds to pay the Creditors.

Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of amount still owed by the Financial Firm to the creditors plus 20% to recognize the discount stock owed to the Financial Firm. The selling activities of the Financial Firm could put downward pressure on the stock price. As of March 31, 2014, the Company had a liability of $1,581,641 on its balance sheet, which would have required the issuance of 263,607 shares to satisfy this liability given the $6.00 price for the Company’s common stock on that date, or 4.5% of the 5,813,785 shares outstanding at that time. An initial tranche of 200,000 shares was issued to the Financial Firm in November 2013 and a subsequent tranche of 150,000 shares was issued in February 2014.

In July 2013, the Company received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against the Company for $393,592 related to water damage incurred by a printing company on the ground floor of the Company’s former office space in Los Angeles. This damage is alleged to have occurred in connection with a water leak in the Company’s former office in February 2013. The Company has filed an answer to this complaint that includes, but not be limited to, the defense of culpability of the building’s management in this leak. The Company has a dispute with its insurance carrier at that time regarding coverage for this incident and the Company intends to pursue this dispute to ensure that it had proper insurance coverage at that time. The Company has accrued $393,592 for this matter.

5.     Prepaid Expenses

In July 2013, the Company entered into an agreement with Maxim Group LLC to provide general financial advisory and investment banking services to the Company for three years on a non-exclusive basis. Under this agreement, Maxim received common stock equal to 4.99% of the outstanding common stock of the Company as of that date, or 210,250 shares of common stock. These shares were valued at $15.00, which was the closing price of the Company’s common stock on the date of the agreement, for a total expense of $3,153,750. This expense is being recognized ratably over the life of the three-year term of the agreement at $262,813 per quarter. As of March 31, 2014, $2,442,449 remained in prepaid expenses.

6.     Property and Equipment, Net

Property and equipment were as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Computing equipment and office machines	$231,830	$145,245
Furniture and fixtures	100,479	78,833
	332,309	224,078
Less accumulated depreciation	(250,746)	(212,816)
Property and equipment, net	$81,563	$11,262

For the three months ended March 31, 2014 and 2013, depreciation expense was $4,511 and $8,687, respectively.

7.     Goodwill

Goodwill was $13,962,880 at March 31, 2014 and $7,642,825 at December 31, 2013, with the increase arising from the acquisition of Paloma and VasculoMedics in the three months ended March 31, 2014. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” the Company’s goodwill is considered to have indefinite lives and was therefore not amortized, but rather is subject to annual impairment tests.

As of March 31, 2014, Company management determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $34,900,000, which was 147% of the $23,688,138 total for goodwill and intangible assets on the balance sheet as of March 31, 2014. Based on this determination, Company management concluded that no impairment had occurred as of March 31, 2014 on a Company-wide basis. However, it is possible that impairment may have occurred on a reporting-unit basis and the Company intends to test impairment on a reporting-unit basis beginning with the three months ending June 30, 2014. As of December 31, 2013, Company management determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $19,600,000, which was 128% of the $15,334,507 goodwill and intangible assets on the balance sheet as of December 31, 2013. Based on this determination, Company management concluded that no impairment had occurred as of December 31, 2013.

8.     Deferred Salary

From February 2013 through March 31, 2014, the Company had not been able to pay employees on a regular basis, resulting in unpaid salaries of $838,476 as of March 31, 2014 and $571,328 as of December 31, 2013, net of advances.

9.    Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Payroll related	$599,706	$479,087
Estimated property damage liability that may not be covered by insurance	393,592	393,592
Professional fees	110,000	110,000
Board fees	751,660	657,934
Other	(25,839)	57,101
	$1,829,119	$1,697,714

10.     Payable to Officer

In connection with the 2010 employment agreement for the Company’s Chief Financial Officer, the Company owes this officer $156,358 for unpaid amounts consisting of consulting fees prior to employment, expenses, salary increases and signing bonus.

11.     Notes Payable

Notes payable were as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Note payable to the Company's outside law firm and represents the corporate and litigation fees due as of June 30, 2012. This note originally bore interest at 3% and was due December 31, 2012. Starting on January 1, 2013, this note bears interest at 10%. This note is currently in default.	$467,002	$467,002

Notes payable to 11 investors dated July 9, 2012 with maturity date on the earlier of a $2 million capital raise by the company, or February 6, 2013 and bears interest at 8%. $225,000 of these notes were converted by 9 investors to common stock in November 2013. The remaining two notes are currently in default.	50,000	50,000

Notes payable to a director of the Company dated March 5, 2013 with maturity on the earlier of September 5, 2013 or receipt by the Company of $200,000 in net proceeds from a private placement of Company securities. This note does not bear interest and is not secured. This note is currently in default.	200,000	200,000

Note payable to a high-yield fund. This note bears interest at 10% and matures on June 19, 2014. Upon the closing of a financing of at least $7,500,000 on or before the applicable maturity date, this note will be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities. This note is secured by the assets of the Company.	500,000	500,000

Note payable to the Company's chairman of the board dated August 9, 2013. Bears interest at 7% and matures on August 9, 2014. Contains mandatory conversion into security or securities totaling $10 million or more at the lesser of 50% of the selling price of such securities or the equivalent of $4.00 per share of common stock. This note is secured by the assets of the Company.	500,000	500,000

Note payable to the Company's chairman of the board dated December 19, 2013. This note bears interest at 10% and matures on June 19, 2014. Upon the closing of a financing of at least $7,500,000 on or before the applicable maturity date, this note will be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities. This note is secured by the assets of the Company.	150,000	150,000

Note payable to the Company's chairman of the board dated February 4, 2014. This note bears interest at 7% and matures on February 4, 2015. Upon the closing of a financing of at least $7,000,000 on or before the applicable maturity date, this note plus accrued interest will be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities or $4.00 at the holder's election. This note is secured by the assets of the Company.	150,000	–

Note payable to the Company's chairman of the board dated March 19, 2014. This note bears interest at 7% and matures on February 4, 2015. Upon the closing of a financing of at least $7,000,000 on or before the applicable maturity date, this note plus accrued interest will be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities or $4.00 at the holder's election. This note is secured by the assets of the Company.	250,000	–

Note payable to three holders issued June 30, 2009 by Paloma and assumed by the Company on March 28, 2014, with repayment to occur by March 28, 2015. These notes bear interest at 18%. Accrued interest on these notes as of March 31, 2014 was $486,315.	665,000	–
	$2,932,002	$1,867,002

Interest expense on these notes was $58,294 and $22,971 for the three months ended March 31, 2014 and 2013, respectively.

12.     Obligation to issue stock for transfer of liabilities

In January 2013, the Company signed a term sheet (“Term Sheet”) with the Financial Firm to have that firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”). The Financial Firm entered into agreements in July 2013 with such Creditors to acquire $1,865,386 in liabilities of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit, Leon County, Florida seeking a judgment against the Company for the Liability Settlement. A court order based on this complaint was issued on October 7, 2013, resulting in the transfer of these $1,865,386 million of liabilities to the Financial Firm (see Footnote 4 for additional information).

As of March 31, 2014, the Company had a liability of $1,581,641 on its balance sheet, which would have required the issuance of 263,607 shares to satisfy this liability given the $6.00 price for the Company’s common stock on that date, or 4.5% of the 5,813,785 shares outstanding at that time. An initial tranche of 200,000 shares was issued to the Financial Firm in November 2013 and a subsequent tranche of 150,000 shares was issued in February 2014.

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

Subsequent to the issuance of this Series E, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in ASC Topic 815 and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC 815. These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and were subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense. Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the Statement of Operations as a separate line item.

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

The following assumptions were used to calculate the Black Scholes values of this derivative liability as of the measurement dates of March 31, 2013. The fair value of the underlying common stock was based on the sale of 139,166 shares of common stock at $3.00 by the Company during 2013.

Estimated fair value of underlying common stock	$3.00
Remaining life in years	3.15
Risk-free interest rate	0.38%
Expected volatility	142%
Dividend yield	–

14.     Shareholders’ Equity

Common Stock

The number of shares of common stock has increased from 890,837 shares as of December 31, 2012 to 8,683,785 shares as of March 31, 2014:

Number of
Common Shares
Balance at December 31, 2012	890,837

Conversion of Series E Preferred to common stock	1,575,000
Shares issued for acquisition of Canterbury and Hygeia	1,150,116
Conversion of warrants to common stock	1,023,264
Conversion of debt to common stock	576,331
Issuance of shares for advisory agreements	243,250
Issuance of shares to third party for assumption of liabilities	200,000
Issuance of common stock for cash	142,501
Other	12,486
Balance at December 31, 2013	5,813,785

Issuance of shares to third party for assumption of liabilities	150,000
Shares issued for acquisition of Paloma	2,500,000
Shares issued for acquisition of VasculoMedics	220,000
Balance at March 31, 2014 (Unaudited)	8,683,785

Stock Options

During the three months ended March 31, 2013, the Company issued five-year options to purchase a total of 116,627 to five members of the Company’s Board of Directors at a strike price of $3.00, which was the closing market price on the date of the grants. These options vested 25% at time of grant with the remainder vesting ratably over three years. On March 5, 2014, the Company issued five-year options to its Chief Executive Officer to purchase 500,000 shares at a strike price of $2.50, which was the closing market price on the date of the grant. This option vests ratably over three years. These options were valued using the Black Scholes model and resulted in a total expense of $1,468,100, of which $128,000 was recognized in the three months ended March 31, 2014 and the remaining $1,340,100 will be recognized ratably over the coming three years. The assumptions used to value the options granted during the first three months of 2014 was:

Estimated fair value of underlying common stock	$2.50 - $3.00
Remaining life	5.0
Risk-free interest rate	1.50% - 1.72%
Expected volatility	153% - 155%
Dividend yield	–

The following table sets forth the activity of our stock options to purchase common stock:

	Options Outstanding				Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
		Range of	Remaining	Average		Remaining	Average
	Options	Exercise	Life in	Exercise	Options	Life in	Exercise
	Outstanding	Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2012	79,436	$35.00 -$54.00	3.0	$46.00	57,310	2.6	$48.00
Canceled	–	–	–	–	–	–	–
Exercised	–	–	–	–	–	–	–
Granted	310,000	$3.00	4.2	$3.00	310,000	4.2	$3.00
As of December 31, 2013	389,436	$3.00 -$54.00	3.9	$11.77	367,310	3.9	$11.10
Canceled	(3,585)	–	–	43.27	(3,585)	–	43.27
Exercised	–	–	–	–	–	–	–
Granted	600,586	$2.50 - $3.00	4.9	$3.00	91,128	4.9	$3.00
As of March 31, 2014	986,437	$3.00 -$54.00	4.4	$6.74	454,853	3.8	$11.11

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

A summary of the warrants:

	Warrants Outstanding				Warrants Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
		Range of	Remaining	Average		Remaining	Average
	Warrants	Exercise	Life in	Exercise	Warrants	Life in	Exercise
	Outstanding	Prices	Years	Price	Exercisable	Years	Price
As of December 31, 2012	1,322,852	$30.00 - $200.00	3.2	$40.00	1,269,102	3.2	$38.00
Canceled	(978,700)	$30.00	–	$30.00	(939,950)	–	$30.00
Exercised	–	–	–	–	–	–	–
Granted	173,917	$3.00	4.2	$3.00	173,917	4.2	$3.00
As of December 31, 2013	518,069	$3.00 - $200.00	3.3	$44.07	503,069	3.3	$44.07
Canceled	(198)	–	–	$200.00	(198)	–	$200.00
Exercised	–	–	–	–	–	–	–
Granted	–	–	–	–	–	–	–
As of March 31, 2014	517,871	$3.00 - $200.00	3.0	$44.01	502,871	3.0	$44.01

15.     Commitments and Contingencies

Office Space Rental

On May 1, 2009, the Company entered into a lease for 1,800 square feet of office space in Santa Barbara, California for use as our executive offices. This lease was amended on July 21, 2009 and expired on December 31, 2013. This property was vacated in August 2012 and the Company has recorded a liability of $139,000 to cover unpaid rent and the present value of rents due for the remainder of the lease. During 2013, a settlement amount of $110,700 was negotiated with the lease holder and transferred to a third party, resulting in a reduction of the accrued liability of $139,150.

On August 1, 2011, the Company entered into a lease for 7,000 square feet of office space in Los Angeles, California. The lease continues through November 30, 2014. Initially, the lease had a fixed monthly rent of $19,326 and was subject to annual increases of 3%. The Company was not required to pay a fixed monthly rent for months two through five. Prior to this, the Company was leasing the same office space on a month-to-month basis. This property was vacated in April 2012 and the Company recorded a liability of $892,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. As of April 2013, this space was released, but the terms and conditions of the new lease are unknown, so the Company did not adjust the accrued liability.

On November 1, 2011, the Company entered into a lease for 3,000 square feet of office space in Santa Barbara, California for use by our operating units. This lease expires on October 31, 2014 with two additional three-year renewal terms available. The initial rent plus common area charges were $7,157 per month. This property was vacated in June 2012 and the Company recorded a liability of $229,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term. As of June 2013, this space was released, but the terms and conditions of the new lease are unknown, so the Company did not adjust the accrued liability.

From May 2012 to May 2013, the Company was in a month-to-month lease for office space in Los Angeles, California. Rent for this facility was $2,300 per month. Given reductions in staff, the Company has been operating with a “virtual office.” The Company believes this virtual office structure was adequate for our past needs but given the Company’s growth plans it is anticipated that laboratory and office space will be needed in the future. The Company believes that suitable space will be available as needed.

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of March 31, 2014 that are fixed and determinable by year starting with the year ending December 31, 2014.

					2018 and
	Total	2015	2016	2017	Later
Notes payable	$2,931,593	$2,931,593	$–	$–	$–
Deferred Salary	838,476	838,476	–	–	–
Rent obligations	1,260,644	677,737	339,958	242,949	–
Accrued board fees	1,515,820	1,515,820	–	–
Employee contracts: other	3,931,156	1,181,411	1,341,000	1,273,732	135,013
Accrued interest	634,370	634,370	–	–	–
Total	$11,112,059	$7,779,407	$1,680,958	$1,516,681	$135,013

Employment Agreements

Effective June 28, 2012, Jerold Rubinstein was elected by the Board as Chairman of the Board, CEO and a director of the Company’s subsidiaries. The Board of Directors of ProElite also elected him as Chairman of the Board and CEO of ProElite. Under the terms of an employment agreement dated June 28, 2012, Mr. Rubinstein was to receive an annual salary of $250,000 per year. Mr. Rubinstein continues to serve on the Board and receive $50,000 annually for such services, along with $100,000 annually as Chairman of the Board. This executive was granted options to purchase 230,000 shares of the Company’s common stock at $35.00 per share, which was the closing price of the Company’s common stock on the day of option grant. These options vest monthly over a 12-month period. In March 2013, Mr. Rubinstein received an option grant to purchase 250,000 shares at $3.00 with a five-year life that vested in full in the three months ended June 30, 2013. Mr. Rubinstein’s contract expired on June 28, 2013 and he resigned as CEO on March 5, 2014. As of March 31, 2014, Mr. Rubinstein was owed unpaid salary of $39,883 and unpaid board fees of $214,458.

On August 8, 2011, the Company entered into any employment contract with Timothy Boris as the Company’s General Counsel and Vice President of Legal Affairs at an annual salary of $180,000. In December 2011 he received options to purchase 3,000 shares of common stock at $54.00 that had 1,000 shares vested upon grant, 1,000 shares vested at the end of year one and 1,000 shares vest at the end of year two. This contract expired on August 8, 2012 and was renewed under the same terms until August 8, 2013. In August 2012 Mr. Boris received options to purchase 3,000 shares of common stock at $38.00 that had 1,000 shares vest upon grant, 1,000 shares vest at the end of year one and 1,000 shares vest at the end of year two. Both of these option grants have a five-year life. In March 2013, Mr. Boris received an option grant to purchase 60,000 shares at $3.00 with a five-year life that vested in full in the three months ended June 30, 2013. Mr. Boris’s contract expired on August 8, 2013 and he is currently working without a contract. As of March 31, 2014, Mr. Boris was owed unpaid salary of $90,000.

On November 1, 2010, the Company entered into an employment agreement with John Moynahan, who provided accounting and financial services to the Company as a consultant pursuant to a consulting agreement dated November 14, 2007. Under the agreement, Mr. Moynahan was to receive an annual salary of $220,000 for the first year of the contract, subject to an annual increase of the Consumer Price Index plus 2%, and will be eligible for a $50,000 bonus in the first year of this contract. Under this agreement, Mr. Moynahan received a grant of 3,000 shares and a five-year stock option grant to purchase 15,600 shares of common stock at $200.00 per share, with 10,400 shares that vested upon the signing of the agreement and 5,200 shares that vested on September 1, 2011. The strike price on these options was adjusted to $54.00 in December 2011 by the Board. After a review of this contract during 2012, the Company determined that the non-salary amounts due to Mr. Moynahan were $156,358 as of December 31, 2012.  Mr. Moynahan’s contract expired on August 1, 2012 and he is currently working without a contract. As of March 31, 2014, Mr. Moynahan was owed the $156,358 under his employment contract and $110,000 in unpaid salary, not including any other claims that Mr. Moynahan may have under his employment contract or otherwise.

Effective as of November 18, 2013, the Company entered into employment agreements with Yael Schwartz and Craig Abolin as follows:

Under the Employment Agreement with Dr. Schwartz, she is to be employed for an initial period of three years. During the initial year of her employment term, she is to receive a base salary of $330,000. Thereafter, her base salary will be subject to mutually agreed upon increases. The Company’s Board of Directors or Compensation Committee may grant Dr. Schwartz bonuses in its sole discretion. Dr. Schwartz is also eligible for grants of awards under the Company’s Incentive Compensation Plan. As of March 31, 2014, Dr. Schwartz was owed $80,849 in unpaid salary.

Under the Employment Agreement with Dr. Abolin, he is to be employed for an initial period of three years. During the initial year, he is to receive a base salary of $241,000. Thereafter his base salary will be subject to mutually agreed upon increases. The Company’s Board or Compensation Committee may grant Dr. Abolin bonuses in its sole discretion. Dr. Abolin is also eligible for grants of awards under the Company’s Incentive Compensation Plan. As of March 31, 2014, Dr. Abolin was owed $58,257 in unpaid salary.

On March 5, 2014, the Company entered into an Employment Agreement with Stephen M. Simes (the “Simes Employment Agreement”) pursuant to which Mr. Simes was appointed Chief Executive Officer of the Company. The Simes Employment Agreement is for an initial term of three years, subject to extension as provided therein. Mr. Simes is to receive a base salary at an annual rate of $425,000 with at least annual review and base salary increases as approved by the Board of Director or its Compensation Committee. He will have the opportunity to earn a bonus with respect to each year during his employment based upon achievement of performance objectives set by the Board or the Compensation Committee after consultation with Mr. Simes with a target bonus opportunity of 60% of base salary for each year. He also has received an initial grant of options to purchase 500,000 shares at an exercise price of $2.50 which will vest quarterly over the initial three-year term of his employment. As of March 31, 2014, Mr. Simes was owed $31,057 in unpaid salary.

 In connection with the closing of the mergers with Paloma and VasculoMedics, the Company entered into an employment agreement on March 31, 2014 with David Sherris, Ph.D. pursuant to which Dr. Sherris was appointed Chief Scientific Officer of the Company and President of the Company’s Paloma/VasculoMedics divisions. Under the agreement, he is to be employed for an initial period of three years. During the term he is to receive an annual base salary of $345,000 and is eligible for a bonus of up to 50% of his base salary upon meeting certain milestones established by the Board of Directors or Compensation Committee upon consultation with Dr. Sherris. Dr. Sherris is also eligible for grants under the Company’s Incentive Compensation Plan.

16.     Segment Information

In 2013, ProElite was considered to be an operating segment pursuant to ASC Topic 280 “Segment Reporting” since each was budgeted separately and tracked separately to provide the chief operating decision maker information to assess and manage ProElite, Stratus White and Hygeia/Canterbury. The Company suspended operations of ProElite effective June 30, 2013. Following the repositioning of the Company as a specialty biopharmaceutical company, the Company’s Board of Directors voted to discontinue operations of ProElite effective March 31, 2014. The following segment information is presented to provide a comparison for the three months ended March 31, 2014 and 2013.

A summary of results by segments is as follows:

	Three Months Ended March 31, 2014 ($000)				Three Months Ended March 31, 2013 ($000)
	Bio-	ProElite			Bio-	ProElite
	Pharma	(Discont.)	Other	Total	Pharma	(Discont.)	Other	Total
Revenues	$–	$–	$–	$–	$–	$–	$–	$–
Cost of sales	–	–	–	–	–	–	–	–
Gross margin	–	–	–	–	–	–	–	–
Deprec. & Amort	1	–	477	478	–	–	9	9
Segment profit	(1)	–	(477)	(478)	–	–	(9)	(9)
Operating expenses	183	–	710	893	–	–	2,084	2,084
Other (income)/expenses	–	–	5	5	–	–	20	20
Impact of derivative securities	–	–	–	–	–	–	237	237
Net loss from continuing ops.	(184)	–	(1,192)	(1,376)	–	–	(2,350)	(2,350)
Loss from discontinued ops.	–	–	–	–	–	(127)	–	(127)
Preferred dividends	–	–	–	–	–	–	124	124
Net loss attributable to common shareholders	$(184)	$–	$(1,192)	$(1,376)	$–	$(127)	$(2,474)	$(2,601)

Assets at End of Period	$230	$344	$25,878	$26,452	$–	$1,677	$511	$2,188
Liabilities at End of Period	$2,779	$625	$7,291	$10,695	$–	$1,998	$19,927	$21,925

17.     Discontinued Operations

The Company suspended operations of ProElite effective June 30, 2013. Following the repositioning of the Company as a specialty biopharmaceutical company, the Company’s Board of Directors voted to discontinue operations of ProElite effective March 31, 2014. The assets and liabilities of ProElite are consolidated into the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 and are as follows:

	March 31,		December 31,
	2014		2013
	(Unaudited	)
Total assets	$–		$–

Accounts payable	$167,244		$167,244
Other accrued	16,250		16,250
Equity, net	(183,494)		(183,494)
Total liabilities and shareholder's deficit	$–		$–

The income statement details for ProElite that are summarized in the discontinued operations line in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2014	2013

Revenues	$–	$71,667
Cost of revenues	–	–
Gross profit	–	71,667

Operating expenses	–	171,892
Interest expense	–	33,365
Net loss attributed to non-controlling interests	–	(6,679)
Total expenses	–	198,578

Net Loss	$–	$(126,911)

The Consolidated Statements of Operations for the periods ended March 31, 2014 and 2013 do not consolidate the results for ProElite but present them on a net basis in a discontinued operations line. The income statement details for ProElite that are summarized in the discontinued operations line in the statement of cash flows are as follows:

	Three Months Ended March 31,
	2014	2013
Net Loss	$–	$(126,911)
Working capital and other adjustments	–	32,436
Cash used by operating activities	–	(94,475)

Investing activities	–	–
Financing activities	–	–
Net impact on cash flows	$–	$(94,475)

18.     Pro Forma Financials for Acquisition of Canterbury, Hygeia, Paloma and VasculoMedics

The Company acquired Canterbury and Hygeia on November 18, 2013 and 1,150,115 shares were issued to the stakeholders of Canterbury and Hygeia. On March 28, 2014, the Company acquired Paloma and issued an aggregate of 2,500,000 common shares to the holders of Paloma Common Stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (principal and interest) currently of approximately $1,130,500 to be paid on the first anniversary of the closing of the Paloma merger. The VasculoMedics Merger also closed on March 28, 2014, with the Company issuing an aggregate of 220,000 common shares to the VasculoMedics stakeholders. The balance sheet as of December 31, 2013 consolidated the accounts of Canterbury and Hygeia and the balance sheet as of March 31, 2014 consolidated the accounts of Canterbury, Hygeia, Paloma and VasculoMedics. The income statement for the three months ended March 31, 2014 consolidated the accounts of Canterbury and Hygeia, along with the accounts of Paloma and VasculoMedics for activity between March 28, 2014 and March 31, 2014. The income statement for the three months ended March 31, 2013 did not include Canterbury, Hygeia, Paloma or VasculoMedics

The following pro forma financial information has been prepared as if the mergers with Paloma and VasculoMedics had occurred on January 1, 2014. The information in these pro forma financials for Paloma and VasculoMedics has been derived from the unaudited financial statements for Paloma and VasculoMedics for the three months ended March 31, 2014. The information in these pro forma financials for RestorGenics has been derived from the unaudited financial statements for the three months ended March 31, 2014.

RestorGenex Corporation, Canterbury and Hygeia

Pro Forma Statements of Operations

Three Months Ended March 31, 2014

	Three Months Ended March 31, 2014 (a)
					Pro Forma	Pro Forma
	RestorGenex	Paloma	VasculoMedics		Adjustments	Combined

Revenues	$–	$–	$–		$–	$–
Cost of revenues	–	–	–		–	–
Gross profit	–	–	–		–	–

Operating expenses
General, administrative, research and development	611,845	102,153	–		81,250 (b)	795,248
Warrants, options and stock compensation	149,885	–	–		–	149,885
Legal and professional services	131,686	1,725	–		–	133,411
Depreciation and amortization	478,104	634	–		27,755 (c)	506,493
Total operating expenses	1,371,520	104,512	–		109,005	1,585,037

Loss from operations	(1,371,520)	(104,512)	–		(109,005)	(1,585,037)

Other (income)/expenses
Other income	(49,639)	(25,397)	–		–	(75,036)
Interest expense	58,294	29,925	–		–	88,219
Total other expenses	8,655	4,528	–		–	13,183
Net loss from continuing operations	(1,380,175)	(109,040)	–		(109,005)	(1,598,220)

Net loss from discontinued operations	–	–	–		–	–
Net loss	$(1,380,175)	$(109,040)	$–		$(109,005)	$(1,598,220)

Basic and diluted loss per share	$(0.23)	–	–		–	$(0.18)

Basic and fully-diluted weighted average shares outstanding	5,934,474	2,500,000 (d)	220,000	(d)	–	8,654,474

(a)	Assumes the mergers with Paloma and VasculoMedics occurred on January 1, 2014.
(b)	Impact of employment agreements from January 1, 2014 to March 31, 2014.
(c)	Amortization of intangible assets for Paloma assuming a 20-year amortization period.
(d)	Impact on weighted average shares outstanding for the acquisition shares being outstanding for the entire quarter.

The following pro forma financial information has been prepared as if the mergers with Canterbury, Hygeia, Paloma and VasculoMedics had occurred on January 1, 2014. The information in these pro forma financials for Paloma and VasculoMedics has been derived from the unaudited financial statements for Canterbury, Hygeia, Paloma and VasculoMedics for the three months ended March 31, 2014. The information in these pro forma financials for RestorGenex has been derived from the unaudited financial statements for the three months ended March 31, 2014.

RestorGenex Corporation, Canterbury, Hygeia, Paloma and VasculoMedics

Pro Forma Statements of Operations

Three Months Ended March 31, 2013

	Three Months Ended March 31, 2013 (a)
							Pro Forma	Pro Forma
	RestorGenex	Canterbury	Hygeia	Paloma	VasculoMedics		Adjustments	Combined

Revenues	$–	$46,155	$–	$–	$–		$–	$46,155
Cost of revenues	–	54,765	–	–	–		–	54,765
Gross profit	–	(8,610)	–	–	–		–	(8,610)

Operating expenses
General, administrative, research and development	624,674	31,331	–	47,880	–		848,732 (b)	1,552,617
Warrants, options and stock	1,316,148	–	–	–	–		–	1,316,148
Legal and professional services	143,103	25,435	–	17,254	–		–	185,792
Depreciation and amortization	8,687	4,212	–	–	–		687,713 (c)	700,612
Total operating expenses	2,092,612	60,978	–	65,134	–		1,536,445	3,755,169

Loss from operations	(2,092,612)	(69,588)	–	(65,134)	–		(1,536,445)	(3,763,779)

Other (income)/expenses
Loss on adjustments to fair value of derivative liability	236,850	–	–	–	–		–	236,850
Other income	(2,564)	–	–	(63,910)	–		–	(66,474)
Interest expense	22,971	2,358	–	20,781	–		–	46,110
Total other (income)/expenses	257,257	2,358	–	(43,129)	–		–	(216,486)
Net loss from continuing operations	(2,349,869)	(71,946)	–	(22,005)	–		(1,536,445)	(3,980,265)

Net loss from discontinued operations	(126,911)	–	–	–	–		–	(126,911)
Net loss	$(2,476,780)	$(71,946)	$–	$(22,005)	$–		$(1,536,445)	$(4,107,176)

Basic and diluted loss per share	$(2.77)	–	–	–	–		–	$(0.86)

Basic weighted average shares outstanding	892,534	1,150,116 (d)	–	2,500,000 (d)	220,000	(d)	–	4,762,650

Fully-diluted weighted average shares outstanding	1,207,534	1,150,116 (d)	–	2,500,000 (d)	220,000	(d)	–	5,077,650

(a)	Assumes the mergers with Canterbury, Hygeia, Paloma and VasculoMedics occurred on January 1, 2013.
(b)	Adds the $848,732 of expenses associated with employment agreements for Canterbury and Paloma executives that would be incurred from January 1, 2013.
(c)	Adds $659,958 of additional amortization for intangible assets at Canterbury and $27,755 for Paloma (assuming at 20-year amortization period) that would be incurred if amortization began on January 1, 2013.
(d)	Impact on weighted average shares if the 1,150,116 shares issued for the mergers with Canterbury and Hygeia, the 2,500,000 shares issued for the Paloma merger and the 220,000 shares issued for the VasculoMedics merger were outstanding for the quarter.

19.     Subsequent Events

Completed Financings with Net Proceeds of $21,528,150

On April 29, 2014, the Company closed the initial round of a private placement in the aggregate sum of $11,106,000 of a private placement resulting in $9,222,900 of net proceeds after payment of fees, expenses and certain accounts payable. On May 6, 2014, the Company closed the second round of this private placement in the aggregate sum of $13,672,500 and $12,305,250 of net proceeds after payment of fees and certain accounts payable. However, given the Company’s plans to grow its existing businesses and potentially pursue acquisitions, this funding may not be sufficient and the Company may need to raise additional capital in the future to fully implement its business plan. The following is a summary of these two rounds of financing:

	First Round		Second Round
	April 29, 2014		May 6, 2014		Total

Shares sold	2,776,500		3,418,125		6,194,625
Price per share	$4.00		$4.00		$4.00
Gross Proceeds	11,106,000		13,672,500		24,778,500

Fees, expenses and payment of certain accounts payable	(1,883,100)		(1,367,250)		(3,250,350)
Net proceeds	$9,222,900		$12,305,250		$21,528,150

Warrants issued	1,110,600	(a)	1,367,251	(b)	2,477,851
Strike price of warrants	$4.80		$4.80		$4.80

(a)	Includes warrants to purchase 832,950 shares of common stock issued with the financing and warrants to purchase 277,650 shares of common stock issued to the placement agent.
(b)	Includes warrants to purchase 1,025,438 shares of common stock issued with the financing and warrants to purchase 341,813 shares of common stock issued to the placement agent.

The purchasers of Common Stock received warrants to purchase three shares of Common Stock for every ten shares of Common Stock such Investors purchased in the Private Placement at a strike price of $4.80. The purchase price of each share of Common Stock was $4.00, which was minimum price under the terms of the Private Placement and approximated the volume weighted average market price for ten days prior to the close.

The following pro forma financial information has been prepared as if the above financings had occurred on March 31, 2014. The information in these pro forma financials for RestorGenex has been derived from the unaudited balance sheets as of March 31, 2014 and the information presented above on the financings.

RestorGenex Corporation

Pro Forma Balance Sheets

March 31, 2014

	March 31, 2014 (a)
		Pro Forma		Pro Forma
	As Reported	Adjustments		Adjusted
ASSETS

Current assets
Cash and equivalents	$222,071	21,528,150	(b)	$21,750,221
Prepaid expenses and deposits	2,455,881	–		2,455,881
Total current assets	2,677,952	21,528,150		24,206,102

Property and equipment, net	81,563	–		81,563
Intangible assets	9,725,258	–		9,725,258
Goodwill	13,962,880	–		13,962,880
Total assets	$26,447,653	$21,528,150		$47,975,803

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,601,721	$–		$1,601,721
Deferred salary	838,476	–		838,476
Accrued interest	633,961	–		633,961
Other accrued expenses and liabilities	1,829,119	–		1,829,119
Payable to officer and former officer	156,358	–		156,358
Rent liability for facilities no longer occupied	1,121,495	–		1,121,495
Notes payable	2,932,002	–		2,932,002
Obligation to issue stock for transfer of liabilities	1,581,641	–		1,581,641
Total current liabilities	10,694,773	–		10,694,773

Long-term liability - deferred taxes on acquisition	3,538,051	–		3,538,051

Commitments and contingencies

Shareholders' equity
Series C 10% Preferred Stock, $0.001 par value: 1,000,000 shares authorized, 0 shares issued and outstanding	–	–		–
Series D 10% Preferred Stock, $0.001 par value: 500,000 shares authorized, 0 shares issued and outstanding	–	–		–
Series E 5% Preferred Stock, $0.001 par value: 10,000 shares authorized; 0 shares issued and outstanding	–	–		–
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 8,683,785 shares issued and outstanding	8,684	6,195	(c)	14,879
Additional paid-in capital	74,670,219	21,521,955	(d)	96,192,174
Accumulated deficit	(62,464,074)	–		(62,464,074)
Total shareholders' equity	12,214,829	21,528,150		33,742,979
Total liabilities and shareholders' equity	$26,447,653	$21,528,150		$47,975,803

(a)	Assumes the financings occurred on March 31, 2014
(b)	Net cash proceeds to the Company from financings
(c)	Value of 6,194,625 shares sold in the financings at a par value of $0.001
(d)	Difference between net cash proceeds and value of shares sold

Issuance of Note

In April 2014, the Company agreed to issue to our law firm a non-interest bearing convertible note in the aggregate principal amount of $875,000 (the “Note”) as payment in full for the amounts owed to them at that time, contingent on the Company successfully concluding a Cash Proceeds Event, including the $467,200 note that was issued on July 1, 2012. The Note was due in full on March 31, 2015. Based on the terms of the Note, on May 6, 2014 the Company repaid the note in full upon the receipt of the $21,528,150 in funding mentioned above. As part of this settlement, the Company also agreed to issue to the holder of the Note 53,457 shares of the Company’s Common Stock sold in the Offering. The holder will be entitled to the same registration and other rights with respect to such securities as are granted to the purchasers of securities in the Offering.

Settlement of Amounts Owed

After March 31, 2014, the Company has reached a number of settlements with vendors, former directors and employees whereby $875,000 of liabilities were settled for $225,000 in cash and the issuance of 160,000 shares of common stock valued at $870,000 at the market price on the date of the settlement for total consideration of $1,095,000, resulting in a loss on settling these liabilities of $220,000. The Company is currently in negotiations with other vendors, former directors and employees to reduce the amounts owed to them and use a combination of stock and cash to settle these reduced amounts, but there can be no assurance that the Company will be successful in doing so, or that such settlements will amount to a material reduction in the amounts owed to these vendors, former directors and employees, or that these negotiations will not result in further losses.

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

The following discussion relates to the operations of RestorGenex Corporation and should be read in conjunction with the Notes to Financial Statements.

Description of Business

RestorGenex is a specialty biopharmaceutical company initially focused on developing products for dermatology, ophthalmology and women’s health. On March 7, 2014, the Company effected a reverse stock split 1 to 100 with respect to its Common Stock and the Company changed its corporate name from Stratus Media Group, Inc. to RestorGenex Corporation (the “Company”). All stock numbers herein are post reverse split.

RestorGenex History

On March 14, 2008, pursuant to an Agreement and Plan of Merger dated August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 495,000 shares of its common stock for all issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly-owned subsidiary of Feris and the surviving entity for accounting purposes (“Reverse Merger”). In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. (“Stratus” or “SMDI”). PSEI, a California corporation, was organized on November 23, 1998.

In June 2011, the Company acquired shares of Series A Convertible Preferred Stock of ProElite, Inc., a New Jersey corporation (“ProElite” or “PEI”), that organized and promoted mixed martial arts (“MMA”) matches. These holdings of Series A Convertible Preferred Stock provide the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite. The Company suspended operations of ProElite effective June 30, 2013. Following the repositioning of the Company as a specialty biopharmaceutical company, the Company’s Board of Directors voted to discontinue operations of ProElite effective March 31, 2014.

Effective September 30, 2013, Stratus entered into an Agreement and Plan of Merger with Canterbury Acquisition LLC, a wholly owned subsidiary of the Company, Hygeia Acquisition, Inc., a wholly-owned subsidiary of the Company, Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as Holder Representative, pursuant to which Stratus acquired all of the capital stock of Canterbury and Hygeia (the “Mergers”) with Canterbury and Hygeia becoming wholly-owned subsidiaries of Stratus. The consideration for the Mergers was the issuance by Stratus of an aggregate of 1,150,116 restricted shares of Stratus common stock issued to the stakeholders of Canterbury and Hygeia. Closing of the Mergers occurred on November 18, 2013. For the three months ended March 31, 2014, there were no revenues associated with Canterbury and Hygeia. For the three months ended March 31, 2014, expenses associated with Canterbury and Hygeia were approximately $185,000.

Canterbury and Hygeia (the “Canterbury Group”) are related companies engaged in the development of pharmaceuticals and cosmeceuticals (cosmetic products with “drug-like” benefits) which, depending on the specific product involved, may treat acne, hirsutism (unwanted hair) and alopecia (thinning hair) and that may revitalize hormonally-aged skin and hair in women over the age of 45. The Canterbury Group has an exclusive license with Yale University to develop and market 23 synthetic estrogenic ingredients for the treatment of aging skin and four classes of anti-androgenic ingredients for hair loss, excess facial hair, seborrhea and acne. The license from Yale covers 24 patent-protected compounds under U.S. Patent 7,015,211 “Estradiol 15-α-Carboxylic Acid Esters as Locally Active Estrogens,” U.S. Patent 6,476,012 “Estradiol 16-alpha Carboxylic Acid Esters as Locally Active Estrogens” and U.S. Patent 8,552,061 “Locally active "soft" antiandrogens” (“Yale Patents”).

The acquisitions of Canterbury and Hygeia were steps in the implementation of the Company’s plan to reposition itself as a specialty biopharmaceutical company. The total consideration was $12,421,249 based on the issuance of 1,150,116 shares of common stock at the market value of $10.80 as of the execution of the Merger Agreements on September 30, 2013. Based on the third-party valuation of the Yale Patents of $7,779,000, $4,642,249 of the purchase price was initially allocated to goodwill, which is not tax deductible. The value of the Yale Patents at the time of purchase was $132,571 as reflected on the books of Canterbury, giving rise to an adjustment of $7,646,429 to the Company for the $7,779,000 allocated to the Yale Patents at the time of acquisition less the $132,571 on the books of Canterbury. When tax effected at a combined U.S. Federal and California tax rate of 40%, the net result of this adjustment is a deferred tax liability of $3,000,576. Total goodwill of $7,642,825 as of December 31, 2013 consisted of the $4,642,249 initial allocation of the purchase price plus the deferred tax liability of $3,000,576. For the three months ended March 31, 2014, expenses for Canterbury and Hygeia of approximately $184,000 were included in the consolidated loss of $1,376,137. There were no revenues for Canterbury and Hygeia for the three months ended March 31, 2014.

Hygeia, a Delaware Corporation based in Holden, Massachusetts, was incorporated in November 2005 and was formerly known as Orcas Therapeutics, Inc. Canterbury is a Delaware Limited Liability Company that was formed in October 2011 and began operations in February 22, 2012. Initially, Canterbury was a wholly-owned subsidiary of Hygeia and shareholders of Hygeia owned 94% of Canterbury at the time of the Mergers

On March 3, 2014, the Company entered into an Agreement and Plan of Merger with Paloma Acquisition, Inc., a wholly owned subsidiary of the Company, Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and Holder Representative pursuant to which the Company agreed to acquire all of the capital stock of Paloma with Paloma becoming a wholly owned subsidiary of the Company. On March 28, 2014, the merger with Paloma was closed and the Company issued an aggregate of 2,500,000 common shares to all the holders of Paloma Common Stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (principal and interest) of approximately $1,151,315 to be paid on the first anniversary of the closing of the Paloma merger. The 2,500,000 shares were valued at $2.50 per share, which was the closing market price of the Company’s common stock on March 3, 2014, resulting in $6,250,000 of stock consideration, resulting in total consideration of $7,401,315. Of this total consideration, 30%, or $2,220,395, was allocated to intangible assets based on management’s assessment and $5,180,920 was allocated to goodwill. The Company is planning to have a third-party valuation of the intangible assets and when that valuation is completed the allocation to intangibles may change. These intangible assets had a value of $763,131 on Paloma’s books, resulting in an adjustment of $1,457,082. When tax effected at a combined U.S. Federal and California tax rate of 40%, the net result of this adjustment is a deferred tax liability of $582,833. Total goodwill of $5,763,753 as of March 31, 2014 consists of the $5,180,920 initial allocation of the purchase price, plus the deferred tax liability of $582,833 plus net assets acquired of $190,567. Since Paloma was acquired at the end of the quarter, there were no expenses for Paloma included in the consolidated loss of $1,376,137. There were no revenues for Paloma for the three months ended March 31, 2014.

Also on March 3, 2014, the Company entered into an Agreement and Plan of Merger with VasculoMedics Acquisition, Inc., a wholly owned subsidiary of the Company, VasculoMedics, Inc. (“VasculoMedics”) and Dr. Sherris pursuant to which the Company agreed to acquire all of the capital stock of VasculoMedics with VasculoMedics becoming a wholly owned subsidiary of the Company. The VasculoMedics Merger was concurrently closed with and as a condition to the closing of the Paloma Merger on March 28, 2013, with the Company issuing an aggregate of 220,000 common shares to the VasculoMedics stockholders. These shares were valued at $2.50 per share, which was the closing price of the Company’s common stock on March 3, 2014, resulting in $550,000 of consideration, all of which was allocated to goodwill. Since VasculoMedics was acquired at the end of the quarter, there were no expanses for VasculoMedics included in the consolidated loss of $1,376,137. There were no revenues for VasculoMedics for the three months ended March 31, 2014. The Mergers with Paloma and VasculoMedics were completed as part of the Company’s plan to reposition itself as a specialty biopharmaceutical company.

Both Paloma and Vasculomedics are Delaware corporations and are based in Jamaica Plain, Massachusetts. Paloma was founded in January 2005 and VasculoMedics was founded in November 2007. Dr. Sherris, the founder and Chief Executive Officer of both companies, owned 56% of the outstanding stock of Paloma at the time of the Mergers and owned 89% of the outstanding stock of VasculoMedics, with Paloma owning the other 11% of the outstanding stock of VasculoMedics. For accounting purposes Paloma and VasculoMedics are considered to be under common control.

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

Dermatology: The Company’s prescription dermatology business primarily is based upon three compounds. The first is HYG-102, a “soft” estrogen, which is under development for the treatment of aging skin fragility/thinning. The second is HYG-440, a “soft” anti-androgen, which is under development for the treatment of androgen excess, e.g. acne, androgenic alopecia and hirsutism (unwanted excess hair). The third prescription dermatology compound is P529. This compound is under development for the treatment of keloid scarring, psoriasis, atopic dermatitis, rosacea, actinic keratosis, Dupuytren’s disease and the bullous blistering diseases. The Company’s first product for aging skin, CL-214, initially will be sold and marketed by Ferndale Pharma Group through physician offices and medi-spas world-wide. Management believes that the product will be ready for Ferndale’s launch in the second quarter of 2015.

Ophthalmology: The Company’s ophthalmology business is based upon developing a non-steroidal, synthetic, small molecule drug library through computational design, and synthetic and medicinal chemistry, resulting in a family of agents, called “Palomids.” The Company’s Palomids have shown significant activity in in vitro (“test tube”) and in vivo (animal) models of disease. The specific focus is on pathologies showing an aberrant up-regulation of the PI3K/Akt/mTOR pathway in the area of ophthalmology. The Company has completed two human Phase I clinical studies with one of its Palomids “P529” for age-related macular degeneration, both of which showed preliminary evidence of activity and no toxicity. The company is planning Phase II studies for age-related macular degeneration.

Women’s Health: The Company also is engaged in the prescription women’s health business. The Company has a “soft” estrogen compound, HYG-102, under development for vulvar and vaginal atrophy (VVA), a condition affecting peri- and post-menopausal women due to declining levels of estrogen. HYG-102 targets hormonal aging in women which radically affects the mucous membranes, skin and hair of women in menopause due to loss of estrogen which affects how women look and feel, and their sexual activity.

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

Description of our Revenues, Costs and Expenses

Revenues

Prior to the Mergers, our past revenues were from television licensing for MMA events. Future revenues will be derived from sales and licensing revenue from our dermatology, ophthalmology and women’s health products and intellectual property.

Gross Margin

Our gross profit represents revenues less the cost of sales. There were no revenues or gross margin in the Current Period or the Prior Period.

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

Basic and Diluted Earnings/(Loss) Per Share (“EPS”)

Basic EPS is computed by dividing income/loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares were converted into common stock. Dilution is computed by applying the if-converted method for the outstanding convertible preferred shares. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Critical Accounting Policies

Goodwill and Intangible Assets

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

Goodwill and intangible assets as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Intangible		Intangible
	Assets	Goodwill	Assets	Goodwill
Canterbury	$7,504,863	$7,642,825	$7,691,682	$7,642,825
Paloma	2,220,395	5,770,055	–	–
VasculoMedics	–	550,000	–	–
	$9,725,258	$13,962,880	$7,691,682	$7,642,825

The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which generally occurs in February or March of each calendar year.  In between valuations, the Company conducts additional tests if circumstances warrant such testing.

To review the value of intangible assets and related goodwill as December 31, 2013, the Company followed Accounting Standards Update (“ASU”) 2011-08 and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred.  If this examination suggested it was more likely that an impairment had occurred, the Company then compares discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet.   The objective is to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and the Company is a willing seller not under compulsion to sell. Revenues from these assets are forecasted based on the assumption they are standalone entities.   These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk to small companies in general, for factors specific to the Company and the business.  As of March 31, 2014, Company management determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $34,900,000, which was 147% of the $23,688,138 total for goodwill and intangible assets on the balance sheet as of March 31, 2014 on a Company-wide basis. However, it is possible that impairment may have occurred on a reporting-unit basis and the Company intends to test impairment on a reporting-unit basis beginning with the three months ending June 30, 2014. Based on this determination, Company management concluded that no impairment had occurred as of March 31, 2014. As of December 31, 2013, the Company determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $19,600,000, which was 128% of the $15,334,507 goodwill and intangible assets on the balance sheet as of December 31, 2013.

If the Company determines the discount factor for cash flows should be substantially increased, or the event will not be able to begin operations when planned, or that facts and circumstances for each asset have changed, it is possible that the values for the intangible assets currently on the balance sheet could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of the intangible assets and goodwill of $23,688,138 as of March 31, 2014.

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

As of December 31, 2013, the Company had a deferred tax asset of $26,274,933, that was fully reserved and a net operating loss carryforward of $47,728,300 for Federal purposes and $44,482,850 for state tax purposes.  The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. The net operating loss carry-forwards for 2013 begin expiring in. From December 31, 2012 to March 31, 2014, the outstanding shares of common stock increased from 890,837 to 8,683,785. This increase in the number of shares outstanding constitutes a change of ownership, under the provisions of Internal Revenue Code Section 382 and similar state provisions, and is likely to significantly limit the ability of the Company to utilize these net operating loss carryforwards to offset future income. Accordingly, the company recorded a 100% valuation allowance of the deferred tax assets at March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company had a net operating loss carryforwards as follows:

	March 31,	December 31,
	2014	2013
Combined NOL Carryforwards:
Federal	$48,480,486	$47,728,300
California	$45,235,036	$44,482,850

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

Results of Continuing Operations for the Three Months Ended March 31, 2014

Overview

Net loss for the three months ended March 31, 2014 (“Current Period”) was $1,376,137, compared to the net loss for the three months ended March 31, 2013 (“Prior Period”) of $2,601,155.  There were no revenues for the Current Period and operating expenses of $1,371,520, other gain of $53,677, interest expense of $58,294 resulted in the net loss of $1,376,137 was determined. There were no revenues in the Prior Period and operating expenses of $2,092,612, loss on adjustments to fair value of derivative liability of $236,850, other income of $2,564, interest expense of $22,971, loss from discontinued operations of $126,911 and preferred dividends of $124,375 resulted in a net loss attributable to holders of RestorGenex common stock of $2,601,155.

Revenues

There were no revenues for the Current Period or Prior Period.

Gross Profit (Loss)

There were no gross profits or losses for the Current Period or the Prior Period.

Operating Expenses

Overall operating expenses in the Current Period were $1,371,520, a decrease of $721,092 from $2,092,612 in the Prior Period. General and administrative expenses in the Current Period of $611,845 were comparable to $624,674 in the Prior Period.  Warrants, options and stock expense in the Current Period of $149,885 was an increase of $1,166,263 from $1,316,148. Most of this decrease was related to amortization in the Prior Period of warrant expense from warrants granted in 2012 to financial advisors that was fully amortized during 2013.

Warrants, option and stock expense in the Current Period was $149,885, a decrease of $1,166,263 from $1,316,148 in the Prior Period, primarily from $1,287,000 in Black Scholes expense for options and warrants that vested during the Prior Period to purchase 483,917 shares, of which 310,000 shares were granted to two officers and 173,917 shares were granted to financial advisors.

Legal and professional expense in the Current Period was $131,686, which was comparable to $143,103 in the Prior Period.

Depreciation and amortization of $478,104 in the Current Period increased by $469,417 from $8,687 in the Prior Period. Of this increase, $262,813 is related to amortization of $3,153,750 of total expense related to a July 2013 agreement with Maxim Group LLC to provide general financial advisory and investment banking services to the Company for three years on a non-exclusive basis. In addition, $186,819 of this increase is related to amortizing the amount attributed to intangible assets of Canterbury over the lives of those intangible assets.

Loss on adjustments to fair value of derivative liability

The loss on adjustments to fair value of derivative liability was $0 in the Current Period and $236,850 in the Prior Period because the derivative liability was eliminated in May 2013, resulting in no further adjustments to the fair value of the derivative liability past that point.

Other Income

Other income for the Current Period was $49,639, an increase of $47,075 from $2,564 from the Prior Period. This decrease is primarily related to a $51,659 reduction in deferred taxes related to the amortization of the intangible assets at Canterbury during the Current Period.

Interest Expense

Interest expense was $58,294 in the Current Period, an increase of $35,323 from $22,971 in the Prior Period, primarily related to $33,365 of interest expense in the Prior Period that was removed from interest expense in the Prior Period and reclassified into Loss from Discontinued Operations in the Prior Period as the result of the decision by the Company’s Board of Directors to discontinue operations of ProElite effective March 31, 2014. Operations of ProElite had been suspended since June 30, 2013.

Net Loss from Discontinued Operations

There was no loss from discontinued operations in the Current Period and a loss of $126,911 in the Prior Period, when ProElite had $71,667 in revenues and $198,578 in expenses.

Dividends on Preferred Stock

Dividends in the Prior Period were $124,375 related to dividends on Series D and Series E Preferred Stock, which were extinguished in the three months ended June 30, 2013. As a result, there were no dividends on preferred stock in the Current Period.

Liquidity and Capital Resources

The Company has suffered losses from operations and lacked liquidity to meet its then-current obligations as of March 31, 2014. The Company had net losses of $1,380,175 and $2,601,155 for the three months ended March 31, 2014 and 2013, respectively and net losses for 2013 and 2012 of $2,635,975 and $7,366,061, respectively. As of March 31, 2014, the Company had negative working capital of $8,016,821 and an accumulated deficit of $62,464,074. The Company had a total of $717,002 of promissory notes that were in default as of March 31, 2014. The Company raised $400,000 and $200,000 from the issuance of promissory notes during the three months ended March 31, 2014 and 2013, respectively. In 2013, the Company raised $700,000 through the issuance of two promissory notes and $427,501 through the sale of common stock.

On April 29, 2014, the Company closed the initial round in the aggregate sum of $11,106,000 of a private placement and $9,222,900 of net proceeds after payment of fees, expenses and certain accounts payable. At the closing, the Company issued 2,776,500 shares of the Company’s Common Stock, and warrants to purchase a total of 1,110,600 shares of Common Stock (warrants to purchase 832,950 shares of common stock in connection with the private placement and warrants to purchase 277,650 shares of common stock to the placement agent). On May 6, 2014, the Company closed the second round of this private placement in the aggregate sum of $13,672,500 and resulting in $12,305,250 of net proceeds after payment of fees. At the closing, the Company issued 3,418,125 shares of the Company’s common stock, and warrants to purchase a total of 1,367,251 shares of Common Stock (warrants to purchase 1,025,438 shares of common stock in connection with the private placement and warrants to purchase 341,813 shares of common stock to the placement agent). However, given the Company’s plans to grow its existing businesses and potentially pursue acquisitions, this funding may not be sufficient and the Company may need to raise additional capital in the future to fully implement its business plan. The following is a summary of these two rounds of financing:

	First Round		Second Round
	April 29, 2014		May 6, 2014		Total

Shares sold	2,776,500		3,418,125		6,194,625
Price per share	$4.00		$4.00		$4.00
Gross Proceeds	11,106,000		13,672,500		24,778,500

Fees, expenses and payment of certain accounts payable	(1,883,100)		(1,367,250)		(3,250,350)
Net proceeds	$9,222,900		$12,305,250		$21,528,150

Warrants issued	1,110,600	(a)	1,367,251	(b)	2,477,851
Strike price of warrants	$4.80		$4.80		$4.80

(a)	Includes warrants to purchase 832,950 shares of common stock issued with the financing and warrants to purchase 277,650 shares of common stock issued to the placement agent.
(b)	Includes warrants to purchase 1,025,438 shares of common stock issued with the financing and warrants to purchase 341,813 shares of common stock issued to the placement agent.

The purchasers of Common Stock received warrants to purchase three shares of Common Stock for every ten shares of Common Stock such Investors purchased in the Private Placement at a strike price of $4.80. The purchase price of each share of Common Stock was $4.00.

However, given the Company’s plans to grow its existing businesses and pursue acquisitions, this funding may not be sufficient and the Company may need to raise additional capital in the future and unless additional financing is obtained, the Company may have to modify its plans for growth. The financial statements were prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Operating activities	$(432,893)	$(306,183)
Investing activities	–	–
Financing activities	400,000	200,000
Discontinued operations	–	(94,475)
Total intangible assets and goodwill	$(32,893)	$(200,658)

Operating Activities

Operating cash flows for the Current Period reflect our net loss from continuing operations of $1,376,137, offset by $478,104 of depreciation and amortization, $149,885 of expense for warrants, options and stock and $267,148 which were offset by $48,107 of cash used for other items.

Operating cash flows for the Prior Period reflect our net loss from continuing operations of $2,349,869, offset by non-cash items totaling $1,699,100, primarily related to $236,850 for a loss on adjustment to fair value of derivative liabilities and $1,323,098 for warrant, stock and option expenses. Cash was further adjusted by a source of funds from working capital of $383,701, primarily related to $181,555 in deferred salaries and $268,691 from an increase of an increase in other accrued expenses and liabilities, offset by a decrease in deposits and prepaid expenses of $36,100.

Investing Activities

Capital constraints resulted in no cash used in investing activities during the three months ended March 31, 2014 or 2013.

Summary of Contractual Obligations

Set forth below is information concerning our known contractual obligations as of March 31, 2014 that are fixed and determinable by year.

					2018 and
	Total	2015	2016	2017	Later
Notes payable	$2,931,593	$2,931,593	$–	$–	$–
Deferred Salary	838,476	838,476	–	–	–
Rent obligations	1,260,644	677,737	339,958	242,949	–
Accrued board fees	1,515,820	1,515,820	–	–	–
Employee contracts: other	3,931,156	1,181,411	1,341,000	1,273,732	135,013
Accrued interest	634,370	634,370	–	–	–
Total	$11,112,059	$7,779,407	$1,680,958	$1,516,681	$135,013

Financing Activities

In the Current Period, we received net cash proceeds of $400,000 from the issuance of promissory notes and we received net cash proceeds of $200,000 in the Prior Period from the issuance of promissory notes.

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

Changes in Internal Control Over Financial Reporting (“ICFR”)

There have been no changes in the Company’s ICFR through the date of this report or during the period ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

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

Until the Financial Firm repays all the creditors, the Company will have a liability on its balance sheet for the value of amount still owed by the Financial Firm to the creditors plus 20% to recognize the discount stock owed to the Financial Firm. The selling activities of the Financial Firm could put downward pressure on the stock price. As of March 31, 2014, the Company had a liability of $1,581,641 on its balance sheet, which would have required the issuance of 263,607 shares to satisfy this liability given the $6.00 price for the Company’s common stock on that date, or 4.5% of the 5,813,785 shares outstanding at that time. An initial tranche of 200,000 shares was issued to the Financial Firm in November 2013 and a subsequent tranche of 150,000 shares was issued in February 2014.

In July 2013, the Company received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against the Company for $393,592 related to water damage incurred by a printing company on the ground floor of the Company’s former office space in Los Angeles. This damage is alleged to have occurred in connection with a water leak in the Company’s former office in February 2013. The Company has filed an answer to this complaint that includes, but not be limited to, the defense of culpability of the building’s management in this leak. The Company has a dispute with its insurance carrier at that time regarding coverage for this incident and the Company intends to pursue this dispute to ensure that it had proper insurance coverage at that time. The Company has accrued $393,592 for this matter.

ITEM 1A.	RISK FACTORS Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	MINE SAFETY DISCLOSURES None.

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Index to Consolidated Financial Statements this Report on Form 10-Q.

The following documents are furnished as exhibits to this Report on Form 10-Q.

4.1	Form of warrant issued to investors under the Subscription Agreement by and among the Company and such investors (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 29, 2014).

10.1	Form of Subscription Agreement by and among the Company and the investors thereunder (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 29, 2014).

10.2	Form of Registration Rights Agreement by and among the Company and the investors under the Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 29, 2014).

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of the Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of the Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTORGENEX CORPORATION

By:	/s/ Stephen M. Simes
Stephen M. Simes
Principal Executive Officer

By:	/s/John F. Moynahan
John F. Moynahan
Principal Financial Officer

Date:	May 20, 2014

