Form 10-Q
period 2014-06-30
RestorGenex Corp
filed 2014-08-14
CIK 1053691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                .

Commission file number: 000-24477

RESTORGENEX CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	30-0645032
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1800 Century Park East, 6th Floor
Los Angeles California 90067

(Address of principal executive offices, including zip code)

(805) 229-1829

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of common stock outstanding at August 11, 2014 was 18,468,125 shares.

RESTORGENEX CORPORATION

FORM 10-Q

JUNE 30, 2014

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  For more information, see “Part I.  Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”

As used in this report, the terms “RestorGenex,” the “Company,” “we,” “us,” “our” and similar references refer to RestorGenex Corporation (formerly known as Stratus Media Group, Inc.) and our consolidated subsidiaries, and the term “common stock” refers to our common stock, par value $0.001 per share.

All share and per share amounts have been adjusted to reflect the one-for-100 reverse split of outstanding common stock effective March 7, 2014.

i

PART I — FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

RESTORGENEX CORPORATION

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,139,593	$254,964
Prepaid expenses, deposits and other assets	2,298,629	2,743,319
	29,438,222	2,998,283

PROPERTY AND EQUIPMENT, NET	56,263	11,262

OTHER ASSETS
Intangible assets, net	13,792,797	7,691,682
Goodwill	11,241,987	7,642,825
TOTAL ASSETS	$54,529,269	$18,344,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$252,141	$1,520,206
Deferred salary and other compensation	—	571,328
Accrued interest	592,609	89,472
Other accrued expenses and liabilities	1,099,995	1,697,714
Due to related party	150,000	—
Due to officer	—	156,358
Rent liability for facilities no longer occupied	1,121,495	1,121,495
Notes payable	715,000	1,667,002
Note payable - related party	200,000	200,000
Obligation to issue stock for transfer of liabilities	—	1,854,743
	4,131,240	8,878,318

Long-term liability - deferred taxes on acquisition	5,100,770	3,000,576
TOTAL LIABILITIES	9,232,010	11,878,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock:
Issued and outstanding; $0.001 par value; 1,000,000,000 shares authorized; 2014 - 18,391,193; 2013 - 5,813,785	18,391	5,814
Additional paid-in-capital	112,051,825	67,390,493
Accumulated deficit	(66,772,957)	(60,937,550)
Total RestorGenex stockholders’ equity	45,297,259	6,458,757
Non-controlling interest equity	—	6,401
Total stockholders’ equity	45,297,259	6,465,158
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,529,269	$18,344,052

See accompanying notes to the consolidated financial statements.

RESTORGENEX CORPORATION

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$—	$—	$—	$—

TOTAL REVENUES	—	—	—	—

EXPENSES
Research and development	403,413	—	403,413	—
General and administrative	261,632	514,041	873,477	1,138,715
Impairment of intangible assets	—	1,935,621	—	1,935,621
Warrants, options and stock compensation	141,315	2,279,552	291,200	3,595,700
Fair value of common stock exchanged for warrants and notes payable	2,706,105	3,069,792	2,706,105	3,069,792
Legal and professional services	384,604	290,603	516,290	433,706
Depreciation and amortization	610,515	7,481	1,088,619	16,168
TOTAL EXPENSES	4,507,584	8,097,090	5,879,104	10,189,702

LOSS FROM OPERATIONS	(4,507,584)	(8,097,090)	(5,879,104)	(10,189,702)

OTHER (INCOME)/EXPENSES
(Gain) on adjustments to fair value of derivative liability	—	(9,216,927)	—	(8,980,077)
(Gain) on extinguishment of derivative liability	—	(1,409,530)	—	(1,409,530)
Other (income) expenses	(188,936)	17,636	(238,575)	15,072
Interest expense	136,584	35,084	194,878	58,055
TOTAL OTHER INCOME	(52,352)	(10,573,737)	(43,697)	(10,316,480)

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(4,455,232)	2,476,647	(5,835,407)	126,778
Net loss from discontinued operations	—	(129,157)	—	(256,068)

NET (LOSS) INCOME	(4,455,232)	2,347,490	(5,835,407)	(129,290)
Preferred dividends	—	47,250	—	171,625

NET (LOSS) INCOME ATTRIBUTABLE TO HOLDERS OF RESTORGENEX COMMON STOCK	$(4,455,232)	$2,300,240	$(5,835,407)	$(300,915)

Basic and diluted (loss) income per share for continuing operations	$(0.35)	$0.87	$(0.62)	$0.07
Basic and diluted loss per share for discontinued operations	—	(0.05)	—	(0.14)
TOTAL BASIC AND DILUTED (LOSS) INCOME PER SHARE	$(0.35)	$0.82	$(0.62)	$(0.07)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	12,867,845	2,862,264	9,483,395	1,885,485
FULLY-DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	12,867,845	2,862,264	9,483,395	1,885,485

See accompanying notes to the consolidated financial statements.

RESTORGENEX CORPORATION

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net loss	$(5,835,407)	$(300,915)
Adjustments to reconcile net loss to net cash (used in) operations
Depreciation and amortization	1,088,619	17,098
Loss on disposal of fixed assets	6,056	—
Warrants, options, and stock compensation	291,200	3,607,283
Deferred income taxes	(238,129)	—
Impairment of intangible assets	—	1,935,621
Gain on extinguisment of derivative liability	—	(1,409,530)
Gain on adjustments to fair value of derivative liability	—	(8,980,077)
Fair value of common stock exchanged for warrants	—	3,069,792
Note payable issued for services	—	50,000
Loss on related party note payable settlement	1,829,561	—
Loss on settlement of issuing shares for liabilities	1,285,493	—
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses, deposits and other assets	(111,615)	(49,349)
Accounts payable and accrued liabilities	(3,436,876)	1,209,083
Net cash (used in) operating activities	(5,121,098)	(850,994)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds on related party notes payable	400,000	200,000
Proceeds from issuance of common stock	31,605,727	417,500
Net cash provided by financing activities	32,005,727	617,500

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	26,884,629	(233,494)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	254,964	312,093
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,139,593	$78,599

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Shares issued to related party for convertible note payable and accrued interest	$1,105,475	$—
Shares issued for accrued liabilities, accounts payable and notes payable	$1,879,349	$—

See accompanying notes to the consolidated financial statements.

ESTORGENEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

1.                                      Business and Corporate History

RestorGenex Corporation (“Company”) is a specialty biopharmaceutical company initially focused on developing products for dermatology, ophthalmology and women’s health.  The Company is and will continue to review its products and technologies.

Prior to the Company repositioning itself as a specialty biopharmaceutical company, the Company operated various entertainment and sports events which it acquired in a series of acquisitions beginning in March 2008.

On March 14, 2008, pursuant to an agreement and plan of merger dated August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 49,500,000 shares of its common stock for all issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly owned subsidiary of Feris and the surviving entity for accounting purposes.  In July 2008, Feris’ corporate name was changed to Stratus Media Group, Inc. PSEI was organized on November 23, 1998 and specialized in various entertainment and sports events that it owned and operated. PSEI also owned Stratus Rewards LLC (“Stratus White”) that planned to operate a credit card rewards program.

In June 2011, the Company acquired series A convertible preferred stock of ProElite, Inc. (“ProElite”), that organized and promoted mixed martial arts (“MMA”) matches.  These holdings of series A convertible preferred stock provided the Company voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.  On February 5, 2009, ProElite entered into an asset purchase agreement and other related agreements with Explosion Entertainment, LLC (“Strikeforce”).  Under the terms of the asset purchase agreement, Strikeforce acquired from ProElite certain fighter contracts, a library of televised ProElite events and specified related assets.  Consideration paid for the assets consisted of (i) $3,000,000 in cash paid at closing, (ii) the assumption of certain liabilities relating to the assets sold and (iii) contingent consideration in the form of rights to receive a portion of the license fee earned by Strikeforce under a distribution agreement between Strikeforce and Showtime Networks Inc. (“Showtime”). ProElite was informed in March 2013 that Strikeforce was no longer conducting these Showtime events and there would be no further license fees received by ProElite.  During the first quarter of 2013, the Company decided to focus on the MMA business and temporarily suspended development of its other businesses.  Because of lack of working capital, effective June 30, 2013, the Company suspended operations of ProElite.  Subsequent to June 30, 2013, following the Company’s repositioning as a specialty biopharmaceutical company, the Company’s Board of Directors voted to discontinue operations of ProElite effective March 31, 2014.

The Company initiated its efforts to reposition itself as a special biopharmaceutical company with its acquisition of two businesses in November 2013 and then acquired two additional businesses in March 2014.

Effective September 30, 2013, the Company entered into an agreement and plan of merger with Canterbury Acquisition LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as holder representative, pursuant to which the Company agreed to acquire by virtue of two mergers all of the outstanding capital stock of Canterbury and Hygeia, with Canterbury and Hygeia becoming wholly owned subsidiaries of the Company.  The consideration paid by the Company in connection with such mergers was the issuance by the Company of an aggregate of 1,150,116 shares of common stock issued to the stakeholders of Canterbury and Hygeia.  Effective November 18, 2013, the mergers were completed, and Canterbury and Hygeia became wholly owned subsidiaries of the Company.

On March 3, 2014, the Company entered into an agreement and plan of merger with Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and holder representative, pursuant to which the Company agreed to acquire by virtue of a merger all of the outstanding capital stock of Paloma, with Paloma becoming a wholly owned subsidiary of the Company.  On March 28, 2014, the merger with Paloma was effected and the Company issued an aggregate of 2,500,000 shares of common stock to the holders of Paloma’s common stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (including both principal amount and accrued interest) of approximately $1,130,500, to be paid on the first anniversary of the closing date of the Paloma merger.

Also on March 3, 2014, the Company entered into an agreement and plan of merger with VasculoMedics Acquisition, Inc., VasculoMedics, Inc. (“VasculoMedics”) and Dr. Sherris pursuant to which the Company agreed to acquire by merger all of the outstanding capital stock of VasculoMedics, with VasculoMedics becoming a wholly owned subsidiary of the Company.  The VasculoMedics merger was concurrently closed with and as a condition to the closing of the Paloma merger on March 28, 2014, with the Company issuing an aggregate of 220,000 shares of common stock to the VasculoMedics stockholders.

On March 7, 2014, the Company effected a reverse stock split of one-for-100 with respect to its common stock and changed its corporate name from Stratus Media Group, Inc. to RestorGenex Corporation.  All share data has been adjusted for all periods presented to reflect the reverse stock split.

As part of the Company’s repositioning itself as a specialty biopharmaceutical company, effective March 5, 2014, the Company appointed Stephen M. Simes as Chief Executive Officer of the Company, and effective May 27, 2014, the Company appointed Phillip B. Donenberg as Chief Financial Officer of the Company.

2.                                      Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated balance sheets at June 30, 2014 consolidates the accounts of ProElite, Canterbury, Hygeia, Paloma and VasculoMedics and the consolidated balance sheet at December 31, 2013 consolidates the accounts of ProElite, Canterbury and Hygeia.  The consolidated statements of operations for the three and six months ended June 30, 2014 consolidate the accounts of Canterbury, Hygeia, along with results of Paloma and VasculoMedics from the date of acquisition, and include ProElite as discontinued operations.  The consolidated statements of operations for the three months and six months ended June 30, 2013 include ProElite as discontinued operations.  All significant intercompany balances were eliminated in consolidation.

Basic and Diluted Earnings Per Share (“EPS”)

Basic EPS is computed by dividing the income/(loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period.  Diluted EPS is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all the potential shares, warrants and stock options had been issued and if the additional shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares were converted into common stock.  Dilution is computed by applying the if-converted method for the outstanding convertible preferred shares.  Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Discontinued Operations

The Company suspended operations of ProElite effective June 30, 2013. Following the repositioning of the Company as a specialty biopharmaceutical company, the Company’s Board of Directors voted to discontinue operations of ProElite effective March 31, 2014.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes.  Although these estimates are based on the Company’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ from such estimates and assumptions.

Derivative Liabilities

On May 24, 2011, the Company entered into a securities purchase agreement with eight investors pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as series E convertible preferred stock (“Original Series E”) for $1,000 per share, or an aggregate of $8,700,000. In October 2012, the Company sold 1,000 shares of Series E for $1,000,000 (“New Series E”).  The Original Series E and New Series E together are referred to herein as “Series E”.

These Series E contained “full ratchet-down” anti-dilution protection that provided that if the Company issues securities for less than the then existing conversion price for the Series E or the exercise price of the warrants issued in connection with the issuance of the Series E, then the conversion price for Series E would be lowered to that price.  Also, the exercise price for Series E warrants would be decreased to that lower price and the number of Series E warrants would be increased such that the product of the original exercise price times the original quantity would equal the lower exercise price times the higher quantity of Series E warrants.

Subsequent to the issuance of the Series E, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC Topic 815.  These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and were subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense.  Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the consolidated statements of operations as a separate line item.

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

Goodwill and Intangible Assets

Intangible assets as of June 30, 2014 consisted of goodwill and intangible assets arising from the acquisitions of Canterbury, Hygeia, Paloma and VasculoMedics. Goodwill as of December 31, 2013 arose from goodwill for the acquisitions of Canterbury and Hygeia.  Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed.  The Company applies ASC Topic 350 “Intangibles - Goodwill and Other,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company reviews the value of intangible assets and related goodwill as part of its annual reporting process, which occurs in March of each year.  In between valuations, the Company conducts additional tests to determine if circumstances warranted additional testing for impairment.

To review the value of intangible assets and related goodwill as of December 31, 2013, the Company followed ASC Topic 350 and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred. If this examination suggested it was more likely that impairment had occurred, the Company then compared discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet.  The objective was to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and the Company is a willing seller not under compulsion to sell. Revenue from goodwill and intangible assets were forecasted based on the assumption they are standalone entities.  These forecasts were discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk to small companies in general, for factors specific to the Company and the business.

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

As of June 30, 2014 and December 31, 2013, the Company had net operating loss carryforwards as follows:

	June 30, 2014	December 31, 2013
Combined NOL Carryforwards:
Federal	$53,563,707	$47,728,300
California	$50,318,257	$44,482,850

The net operating loss carryforwards for 2014 and 2013 begin expiring in 2022 and 2021, respectively. From December 31, 2012 to June 30, 2014, the outstanding shares of common stock increased from 890,837 to 18,391,193.  This increase in the number of shares of common stock outstanding constitutes a change of ownership, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions, and is likely to significantly limit the ability of the Company to utilize these net operating loss carryforwards to offset future income.  Accordingly, the Company recorded a 100% valuation allowance of the deferred tax assets at June 30, 2014 and December 31, 2013.

Stock-Based Compensation

The Company follows ASC Topic 718 “Share Based Payment,” using the modified prospective transition method. New awards and awards modified, repurchased or cancelled after January 1, 2006 trigger compensation expense based on the fair value of the stock option as determined by the Black-Scholes option pricing model.  The Company amortizes stock-based compensation for such awards on a straight-line method over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior.  The Company accounts for equity instruments issued to non-employees in accordance with ASC Topic 718 and Emerging Issues Tax Force (“EITF”) Issue No. 96-18.  The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model.

Reclassification

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period.  These reclassifications had no effect on the net (loss) or the stockholders’ equity.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014, which means the first quarter of the Company’s fiscal year 2015, with early adoption permitted.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  This new guidance will not affect the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

This amendment is effective for public entities for fiscal years beginning after December 15, 2016 and interim periods within those years.  Early application is not permitted.  The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.                                      Acquisitions

Canterbury and Hygeia Acquisitions

Effective September 30, 2013, the Company entered into an agreement and plan of merger with Canterbury Acquisition LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC, Hygeia Therapeutics, Inc. and Yael Schwartz, Ph.D., as holder representative, pursuant to which the Company agreed to acquire by virtue of two mergers all of the outstanding capital stock of Canterbury and Hygeia, with Canterbury and Hygeia becoming wholly owned subsidiaries of the Company.  The consideration paid by the Company in connection with such mergers was the issuance by the Company of an aggregate of 1,150,116 shares of common stock issued to the stakeholders of Canterbury and Hygeia.  Effective November 18, 2013, the mergers were completed, and Canterbury and Hygeia became wholly owned subsidiaries of the Company.

The acquisition of Canterbury and Hygeia was a step in the implementation of the Company’s plan to reposition itself as a specialty biopharmaceutical company.  The total purchase consideration for the Canterbury and Hygeia acquisition was $12,421,249 based upon a cost valuation approach.  The value of certain patents at the time of purchase was $144,356 as reflected on the books of Canterbury, giving rise to an adjustment of $7,634,644 to the Company for the total value of the Canterbury and Hygeia intangible assets of $7,779,000.  Total goodwill of $7,642,825 consisted of the $4,642,249 initial allocation of the purchase price plus the deferred tax liability of $3,000,576.  For the three and six months ended June 30, 2014, expenses associated with Canterbury and Hygeia were $286,494 and $470,782 and included in the consolidated net loss of $4,455,232 and $5,835,407 for the three and six months ended June 30, 2014, respectively.  Acquisition related costs related to this acquisition during the six months ended June 30, 2014 were nominal.

Paloma and VasculoMedics Acquisitions

On March 3, 2014, the Company entered into an agreement and plan of merger with Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. and David Sherris, Ph.D., as founding stockholder and holder representative, pursuant to which the Company agreed to acquire by virtue of a merger all of the outstanding capital stock of Paloma, with Paloma becoming a wholly owned subsidiary of the Company.  On March 28, 2014, the merger with Paloma was effected and the Company issued an aggregate of 2,500,000 shares of common stock to the holders of Paloma’s common stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (including both principal amount and accrued interest) of approximately $1,130,500, to be paid on the first anniversary of the closing date of the Paloma merger.

Also on March 3, 2014, the Company entered into an agreement and plan of merger with VasculoMedics Acquisition, Inc., VasculoMedics, Inc. and Dr. Sherris pursuant to which the Company agreed to acquire by virtue of a merger all of the outstanding capital stock of VasculoMedics, with VasculoMedics becoming a wholly owned subsidiary of the Company.  The VasculoMedics merger was concurrently closed with and as a condition to the closing of the Paloma merger on March 28, 2014, with the Company issuing an aggregate of 220,000 shares of common stock to the VasculoMedics stockholders.

The acquisitions of Paloma and VasculoMedics were additional steps in the implementation of the Company’s plan to reposition itself as a specialty biopharmaceutical company.  The total purchase consideration for the Paloma and VasculoMedics acquisitions was $6,800,000 based upon a cost valuation approach.  The excess of the purchase consideration over the fair value of the assets and liabilities acquired of $3,599,162 was allocated to goodwill.  The assets acquired consist primarily of intangible assets of $6,609,120, net of assumed liabilities, which included primarily promissory notes in the aggregate principal amount, including accrued interest, of $1,151,725.  For the three and six months ended June 30, 2014, expenses associated with the Paloma and VasculoMedics acquisitions were $505,787 and included in the consolidated net loss of $4,455,232 and $5,835,407 for the three and six month periods ended June 30, 2014, respectively.  Acquisition related costs related to the Paloma and VasculoMedics acquisitions during the six months ended June 30, 2014 were nominal.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of Canterbury, Hygeia, Paloma and VasculoMedics had taken place on January 1, 2013.  The pro forma information includes acquisition and integration expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net revenues	$—	$—	$—	$—
Net (loss) income	$(4,455,232)	$1,676,602	$(6,073,817)	$(1,322,096)
Basic and diluted (loss) income per share	$(0.44)	$0.25	$(1.45)	$(0.23)

4.                                      Prepaid Expenses, Deposits and Other Assets

In July 2013, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company for three years on a non-exclusive basis.  Under this agreement, the Company issued Maxim common stock equal to 4.99% of the Company’s then outstanding common stock, or 210,250 shares of common stock.  These shares were valued at $15.00 per share, which was the closing price of the common stock on the date of the agreement, for a total expense of $3,153,750.  This expense is being recognized ratably over the life of the three-year term of the agreement at $262,813 per quarter.  As of June 30, 2014, $2,298,629 remained in prepaid expenses, deposits and other assets on the consolidated balance sheets.

5.                                      Property and Equipment, Net

Property and equipment were as follows:

	June 30, 2014	December 31, 2013
	(Unaudited)
Computing equipment and office machines	$124	$145,245
Furniture and fixtures	57,375	78,833
Lab equipment	624	—
	58,123	224,078
Less accumulated depreciation	(1,860)	(212,816)
Property and equipment, net	$56,263	$11,262

For the three and six months ended June 30, 2014, depreciation was $395 and $2,555, respectively.  For the three and six months ended June 30, 2013, depreciation was $7,946 and $17,098, respectively.  During the three and six months ended June 30, 2014, the Company disposed certain property and equipment resulting in a loss on disposal of $6,056.

6.                                      Intangible Assets, Net

Intangible assets at June 30, 2014 (Unaudited) and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
				Gross
	Gross Carrying	Accumulative	Intangible	Carrying	Accumulative	Intangible
	Amount	Amortization	Assets, net	Amount	Amortization	Assets, net

Definite lived intangible assets	$14,228,628	$(595,323)	$13,633,305	$7,779,000	$(87,318)	$7,691,682
In-process research and development costs (IPR&D)	159,492	—	159,492	—	—	—

Total intangible assets	$14,388,120	$(595,323)	$13,792,797	$7,779,000	$(87,318)	$7,691,682

We currently estimate amortization expense over each of the next five years as follows:

Amortization
For the Twelve Months Ending	Expense
June 30, 2015	$1,284,744
June 30, 2016	1,284,744
June 30, 2017	1,284,744
June 30, 2018	1,284,744
June 30, 2019	1,284,744
Thereafter	7,209,585

7.                                      Goodwill

Goodwill was $11,241,987 at June 30, 2014 and $7,642,825 at December 31, 2013, with the increase arising from the acquisitions of Paloma and VasculoMedics on March 28, 2014.  In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” the Company’s goodwill is considered to have indefinite lives, and therefore, was not amortized, but rather is subject to annual impairment tests.

As of June 30, 2014, Company management determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $74,900,000, and that the total for goodwill and intangible assets of $25,034,784 was 33% of this market capitalization on the consolidated balance sheet as of June 30, 2014.  Based on this determination, Company management concluded that no impairment had occurred as of June 30, 2014 on a Company-wide basis.  However, it is possible that impairment may have occurred on a reporting-unit basis and the Company intends to test impairment annually on a reporting-unit basis beginning with the year ending December 31, 2014.  As of December 31, 2013, Company management determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $17,400,000, which was 113% of the $15,334,507 goodwill and intangible assets on the consolidated balance sheet as of December 31, 2013. Based on this determination, Company management concluded that no impairment had occurred as of December 31, 2013.

8.                                      Deferred Salary and Other Compensation

From February 2013 and into the second quarter of 2014, the Company was unable to pay employees and non-employee directors on a regular basis, resulting in unpaid salaries, fees and other compensation of $571,328 as of December 31, 2013, net of advances.  The Company has since paid all unpaid salaries, fees and other compensation, net of advances as of June 30, 2014.

9.                                      Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Payroll related	$183,021	$479,087
Estimated property damage liability that may not be covered by insurance	393,592	393,592
Professional fees	287,265	110,000
Board fees	210,625	657,934
Other	25,492	57,101
	$1,099,995	$1,697,714

10.                               Due to Related Party

As of June 30, 2014, the Company owed its former Chief Executive Officer $150,000, which amount has subsequently been paid.

11.                               Due to Officer

In connection with an employment agreement between the Company and the Company’s former Chief Financial Officer, the Company owed this officer $156,358 in unpaid amounts consisting of consulting fees prior to employment, expenses, salary increases and signing bonus as of December 31, 2013.  All amounts had been paid as of June 30, 2014.

12.                               Notes Payable

Notes payable were as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Note payable to the Company’s outside law firm and represented corporate and litigation fees due as of June 30, 2012. This note originally bore interest at 3% and was due December 31, 2012. Starting on January 1, 2013, this note bore interest at 10%. This note was in default as of December 31, 2013, but was repaid prior to June 30, 2014.	$—	$467,002

	June 30,	December 31,
	2014	2013
	(Unaudited)
Notes payable to 11 investors dated July 9, 2012 with maturity date on the earlier of a $2,000,000 capital raise by the Company or February 6, 2013 and bear interest at 8%. $225,000 of these notes were converted by nine investors to common stock in November 2013. The remaining two notes were in default as of December 31, 2013 and June 30, 2014.	50,000	50,000

Note payable to a high-yield fund. This note bore interest at 10% and was scheduled to mature on June 19, 2014. Upon the closing of a financing of at least $7,500,000 on or before the applicable maturity date, this note was to be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities. This note was secured by the assets of the Company. This note was converted into 259,236 shares of common stock on April 29, 2014.	—	500,000

Note payable to the Company’s Chairman of the Board dated August 9, 2013. Bore interest at 10% and was scheduled to mature on August 9, 2014. Contained mandatory conversion into security or securities totaling $10 million or more at the lesser of 50% of the selling price of such securities or the equivalent of $4.00 per share of common stock. This note was secured by the assets of the Company. This note was converted into 270,616 shares of common stock and a warrant to purchase 121,777 shares of common stock on June 6, 2014.	—	500,000

Note payable to the Company’s Chairman of the Board dated December 19, 2013. This note bore interest at 10% and was scheduled to mature on June 19, 2014. Upon the closing of a financing of at least $7,500,000 on or before the applicable maturity date, this note would be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities. This note was secured by the assets of the Company. This note was converted into 78,473 shares of common stock on June 6, 2014.	—	150,000

Note payable to three holders issued June 30, 2009 by Paloma and assumed by the Company on March 28, 2014, with repayment to occur by March 28, 2015. These notes bear interest at 18%. Accrued interest on these notes as of June 30, 2014 was $584,708.	665,000	—

	$715,000	$1,667,002

Interest expense on these notes was $136,584 and $194,878 for the three and six months ended June 30, 2014, respectively.  Interest expense on these notes was $35,084 and $58,055 for the three and six months ended June 30, 2013, respectively.

13.                              Note Payable — Related Party

The Company has a note payable to a director of the Company dated March 5, 2013 with maturity on the earlier of September 5, 2013 or receipt by the Company of $200,000 in net proceeds from a private placement of Company securities.  This note does not bear interest and is not secured.  This note was in default as of December 31, 2013 and June 30, 2014.

On June 3, 2014, four convertible promissory notes in the aggregate principal amount of $1,050,000 issued by the Company to the Company’s Chairman of the Board were converted pursuant to the terms thereof into an aggregate of 552,738 shares of common stock and warrants to purchase an aggregate of 355,699 shares of common stock at an exercise price of $2.00 per share.  The warrants are immediately exercisable and have a four-year term.

14.                               Issuance of Common Stock for Transfer of Liabilities

In January 2013, the Company signed a term sheet with ASC Recap LLC (“ASC”) to have that firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”) in exchange for an obligation of the Company to issue shares of common stock to ASC, which shares of common stock would then be sold by ASC and the proceeds distributed to the Creditors.  Under the terms of the term sheet, the common stock would be issued in tranches such that ASC would not own more than 9.99% of the outstanding shares of common stock at any time and would be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the common stock is three times the amount of liabilities.  ASC entered into agreements in July 2013 with the Creditors to acquire $1,865,386 in liabilities of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit Court in Leon County, Florida seeking a judgment against the Company for such amount.  A court order based on this complaint was issued on October 7, 2013, resulting in the transfer of $1,865,386 in liabilities of the Company to ASC.  The Company issued an initial tranche of 200,000 shares of common stock to ASC in November 2013 and a subsequent tranche of 150,000 shares of common stock in February 2014.

On June 6, 2014, the Company entered into an amendment to settlement agreement and stipulation with ASC pursuant to which the Company agreed to deliver to ASC before June 10, 2014, $1,266,401 in cash for distribution by ASC to the Creditors and an additional $300,000 in cash as a settlement fee for ASC and ASC agreed to surrender to the Company 99,332 shares of common stock.  The Company paid these amounts and ASC surrendered the shares, resulting in a liability of zero as of June 30, 2014 related to this matter.

15.                               Derivative Liabilities

On May 24, 2011, the Company entered into a securities purchase agreement with eight investors pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as series E convertible preferred stock for $1,000 per share, or an aggregate of $8,700,000.  In October 2012, the Company sold 1,000 shares of Series E for $1,000,000.

These Series E contained “full ratchet-down” anti-dilution protection that provided that if the Company issues securities for less than the then existing conversion price for the Series E or the exercise price of the warrants issued in connection with the issuance of the Series E, then the conversion price for Series E would be lowered to that lower price.  Also, the exercise price for Series E warrants would be decreased to that lower price and the number of Series E warrants would be increased such that the product of the original exercise price times the original quantity would equal the lower exercise price times the higher quantity of Series E warrants.

Subsequent to the issuance of this Series E, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in ASC Topic 815 and that this conversion feature of the Series E was not an embedded derivative because this feature was clearly and closely related to the host (Series E) as defined in ASC Topic 815.  These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and were subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense.  Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the consolidated statement of operations as a separate line item.

The fair value of these derivative liabilities was calculated using the Black-Scholes pricing model based on the closing price of the common stock, the exercise price of the underlying instrument, the risk-free interest rate for the applicable remaining life of the underlying instrument (i.e., the U.S. treasury rate for that period) and the historical volatility of the Company’s common stock.  These fair value results were extremely sensitive to all these input variables, particularly the closing price of the common stock and the volatility of the common stock. Accordingly, the fair value of these derivative liabilities was subject to significant changes.  On May 6, 2013, the Series E and related warrants were converted into common stock and extinguished and the Company recorded a gain of $8,980,077 on the decrease in fair value for the derivative security and recorded a gain of $1,635,967 on extinguishment of the derivative liability.

The following assumptions were used to calculate the Black-Scholes values of this derivative liability as of the measurement date of May 6, 2013.  The fair value of the underlying common stock was based on the sale of 13,916,665 shares of common stock at $3.00 by the Company during the three months ended June 30, 2013.

Estimated fair value of underlying common stock	$3.00
Remaining life in years	3.15
Risk-free interest rate	0.38%
Expected volatility	142%
Dividend yield	—

16.                               Stockholder’s Equity

Common Stock

The number of shares of common stock increased from 890,837 shares as of December 31, 2012 to 18,391,193 shares as of June 30, 2014:

Number of
Common Shares
Balance at December 31, 2012	890,837

Conversion of Series E to common stock	1,575,000
Shares issued for acquisition of Canterbury and Hygeia	1,150,116
Conversion of warrants to common stock	1,023,264
Conversion of debt to common stock	576,331
Issuance of shares for advisory agreements	243,250
Issuance of shares to third party for assumption of liabilities	200,000
Issuance of common stock for cash	142,501
Other	12,486
Balance at December 31, 2013	5,813,785

Shares issued in private placement	8,845,685
Shares issued for acquisition of Paloma	2,500,000
Issuance of shares upon conversion of convertible promissory notes	552,738
Shares issued creditors in settlement of debt	408,317
Shares issued for acquisition of VasculoMedics	220,000
Issuance of shares for assumption of liabilities	150,000
Shares surrendered by ASC	(99,332)
Balance at June 30, 2014 (Unaudited)	18,391,193

During the six months ended June 30, 2014, the Company issued an aggregate of 12,676,740 shares of common stock, including 2,720,000 shares of common stock in connection with the acquisitions of Paloma and VasculoMedics (see note 3 to the consolidated financial statements), 552,738 shares of common stock to the

Company’s Chairman of the Board upon conversion of convertible promissory notes (see note 13 to the consolidated financial statements), an aggregate of 408,317 shares of common stock to creditors in settlement of outstanding debt, 150,000 shares of common stock for assumption of liabilities and an aggregate of 8,845,685 shares of common stock in connection with a private placement, as described below.  During the six months ended June 30, 2014, ASC surrendered 99,332 shares of common stock to the Company (see note 12 to the consolidated financial statements).

On April 29, 2014, the Company issued to various institutional and individual accredited investors an aggregate of 2,776,500 shares of common stock and four-year warrants to purchase an aggregate of 832,950 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.3 share of common stock was $4.00.  The exercise price of the warrant is $4.80 per share.  In addition, on April 29, 2014, the Company issued to its placement agent as part of its compensation warrants to purchase 277,650 shares of common stock, on substantially the same terms as the warrants issued to investors.

On May 6, 2014, the Company issued to various institutional and individual accredited investors an aggregate of 3,418,125 shares of common stock and four-year warrants to purchase an aggregate of 1,025,438 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.3 share of common stock was $4.00.  The exercise price of the warrant is $4.80 per share.  In addition, on May 6, 2014, the Company issued to its placement agent as part of its compensation warrants to purchase 341,813 shares of common stock, on substantially the same terms as the warrants issued to investors.

On May 21, 2014, the Company issued to various institutional and individual accredited investors an aggregate of 872,310 shares of common stock and four-year warrants to purchase an aggregate of 254,193 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.3 share of common stock was $4.00.  The exercise price of the warrant is $4.80 per share.  In addition, on May 21, 2014, the Company issued to its placement agent as part of its compensation warrants to purchase 87,231 shares of common stock, on substantially the same terms as the warrants issued to investors.

On June 13, 2014, the Company issued to various institutional and individual accredited investors an aggregate of 1,778,750 shares of common stock and four-year warrants to purchase an aggregate of 533,625 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.3 share of common stock was $4.00.  The exercise price of the warrant is $4.80 per share.  In addition, on June 13, 2014, the Company issued to its placement agent as part of its compensation warrants to purchase 177,875 shares of common stock, on substantially the same terms as the warrants issued to investors.

Subsequent to the end of the second quarter of 2014, on July 10, 2014, the Company issued to various institutional and individual accredited investors an aggregate of 50,000 shares of common stock and four-year warrants to purchase an aggregate of 15,000 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.3 share of common stock was $4.00.  The exercise price of the warrant is $4.80 per share.  In addition, on June 13, 2014, the Company issued to its placement agent as part of its compensation warrants to purchase 5,000 shares of common stock, on substantially the same terms as the warrants issued to investors.

Gross proceeds of the private placement to the Company were approximately $35.6 million and net proceeds approximately $31.3 million, after paying $3.6 million of placement agent fees, $0.2 million of estimated offering expenses and $0.5 million of certain accounts payable.  The Company filed a registration statement on Form S-1 with the SEC on July 14, 2014 registering the offering and resale of 11,633,885 shares of our common stock, including the outstanding shares of common stock and shares of common stock issuable upon exercise of the warrants issued in the private placement.  This registration statement was declared effective by the SEC on July 31, 2014.

On May 21, 2014, the Company issued 259,236 shares of common stock to a creditor upon conversion of a promissory note in the principal amount of $500,000 and an aggregate of 164,392 shares of common stock to four creditors pursuant to settlements of outstanding liabilities then owed to such creditors, including 59,250 shares to the Company’s former Chief Financial Officer.  The Company recorded a loss on this settlement in the amount of $32,608.

On June 6, 2014, the Company issued to its Chairman of the Board 552,738 shares of common stock and warrants to purchase 355,699 shares of common stock at an exercise price of $2.00 per share upon conversion of four convertible promissory notes in the aggregate principal amount of $1,050,000 issued by the Company.  The Company recorded a loss on this conversion in the amount $1,829,561.

On June 18, 2014, the Company issued to a law firm 53,457 shares of common stock and warrants to purchase 16,037 as part of a settlement of outstanding amounts due to the law firm.

Stock Options

During the six months ended June 30, 2014, the Company issued three-year options to purchase an aggregate of 100,856 shares of common stock to five members of the Company’s Board of Directors at an exercise price of $3.00 per share, which was the closing sale price of the common stock on the date of grant. These options vest in equal quarterly installments over three years.

On March 5, 2014, the Company issued three-year options to its Chief Executive Officer to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, which was the closing sale price of the common stock on the date of grant.  On May 27, 2014, the Company issued three-year options to its Chief Financial Officer to purchase 250,000 shares at an exercise price of $4.00 per share, which was the closing sale price of the common stock on the date of grant.  These two employee options vest in equal quarterly installments over three years. On June 4, 2014, the Company granted additional options to purchase an aggregate of 364,777 shares of common stock at an exercise price of $4.20 per share, which was the closing sale price of the common stock on the date of grant, to other employees of the Company.  These employee options also vest in equal quarterly installments over three years.

All of these options were valued using the Black-Scholes model and resulted in total stock-based compensation expense of $3,706,072, of which $141,315 and $291,200 was recognized in the three and six months ended June 30, 2014, respectively, and the remaining $3,414,872 will be recognized ratably over the next three years.  The assumptions used to value the options granted during the first six months of 2014 was:

Estimated fair value of underlying common stock	$ 2.50 - $4.20
Remaining life	2.0 - 3.0
Risk-free interest rate	0.88% - 1.72%
Expected volatility	153% - 176%
Dividend yield	—

Warrants

During the six months ended June 30, 2014, the Company issued to investors in its private placement four-year warrants to purchase an aggregate of 2,653,706 shares of common stock at an exercise price of $4.80 per share.

In addition, during the six months ended June 30, 2014, the Company issued to the placement agent in its private placement as partial consideration for its services in connection with the private placement four-year warrants to purchase an aggregate of 884,569 shares of common stock at an exercise price of $4.80 per share.

In addition, during the six months ended June 30, 2014, four-year warrants to purchase an aggregate of 355,699 shares of common stock at an exercise price of $2.00 per share to the Company’s Chairman of the Board in addition to an aggregate of 552,738 shares of common stock upon conversion of four convertible promissory notes of the Company in the aggregate principal amount of $1,050,000.  See note 10 to the consolidated financial statements.

In addition, during the six months ended June 30, 2014, the Company issued to a law firm four-year warrants to purchase 16,037 shares of common stock as part of a settlement of outstanding amounts due to the law firm.

During the six months ended June 30, 2013, the Company issued to three financial advisors warrants to purchase an aggregate of 173,917 shares of common stock at an exercise price of $3.00 per share.  These warrants have a five-year term and were immediately vested and exercisable as of the date of grant, resulting in Black-Scholes warrant expense of $462,618 during the six months ended June 30, 2013.  The Black-Scholes expense for these warrants was calculated using the following assumptions.  The fair value of the underlying common stock was based on the sale by the Company of 139,167 shares of common stock at a purchase price of $3.00 per share during the three months ended June 30, 2013.

Estimated fair value of underlying common stock	$3.00
Remaining life	5.0
Risk-free interest rate	0.35%
Expected volatility	141%
Dividend yield	—

During the six months ended June 30, 2013, the Series E warrants, along with related warrants with similar terms, were exchanged for 1,023,264 shares of common stock and these warrants were extinguished, thereby removing the “overhang” created by the full-ratchet provisions of these warrants that would have increased the number of warrants outstanding and reduced the exercise price of these warrants to the price of any subsequent financing done at a lower price.  This exchange of common stock for the Series E warrants resulted in a fair value charge of $3,069,792 during the six months ended June 30, 2013.  These 1,023,264 shares of common stock were valued at $3.00 per share, which was the price at which the Company sold 139,167 shares during the three months ended June 30, 2013, resulting in the fair value charge of $3,069,792.

17.                               Commitments and Contingencies

Office Space Rental

On August 1, 2011, the Company entered into a lease for 7,000 square feet of office space in Los Angeles, California expiring November 30, 2014. Initially, the lease had a fixed monthly rent of $19,326 and was subject to annual increases of 3%.  The Company was not required to pay a fixed monthly rent for months two through five.  Prior to this, the Company was leasing the same office space on a month-to-month basis.  This property was vacated in April 2012 and the Company recorded a liability of $892,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term.  As of April 2013, this space was released, but the terms and conditions of the new lease were unknown, so the Company did not adjust the accrued liability as of June 30, 2013.  As of June 30, 2014, the accrued liability for this lease was $892,000.

On November 1, 2011, the Company entered into a lease for 3,000 square feet of office space in Santa Barbara, California for use by the Company’s operating units.  This lease expires on October 31, 2014 with two additional three-year renewal terms available.  The initial rent plus common area charges were $7,157 per month. This property was vacated in June 2012 and the Company recorded a liability of $229,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term.  As of June 2013, this space was released, but the terms and conditions of the new lease were unknown, so the Company did not adjust the accrued liability as of June 30, 2013.  As of June 30, 2014, the accrued liability for this lease was $229,000.

From May 2012 to May 2013, the Company was in a month-to-month lease for office space in Los Angeles, California.  Rent for this facility was $2,300 per month.

The Company currently operates out of a “virtual office.”  However, in light of the Company’s growth plans, it intends to seek laboratory and office space in the future.  The Company believes that suitable space will be available when and as needed.

Contractual Obligations

Set forth below is information concerning the Company’s known contractual obligations as of June 30, 2014 that are fixed and determinable by year starting with the twelve months ending June 30, 2015.

	Total	2015	2016	2017	Beyond 2017
Notes payable	$915,000	$915,000	$—	$—	$—
Rent obligations	1,121,495	677,738	339,958	103,799	—
Accrued board fees	210,625	210,625	—	—	—
Consulting agreement	150,000	150,000	—	—	—
Employee contracts	3,808,014	835,000	1,538,014	1,435,000	—
Accrued interest	592,609	592,609	—	—	—
Total	$6,797,743	$3,380,972	$1,877,972	$1,538,799	$—

Employment and Severance Agreements

During the six months ended June 30, 2014, the Company entered into the following employment, severance and other agreements with its executive officers:

On March 5, 2014, the Company entered into an executive employment agreement with Stephen M. Simes pursuant to which Mr. Simes was appointed the Company’s Chief Executive Officer.  The agreement is for an initial term of three years, subject to extension.  Under the agreement, Mr. Simes is to receive an annual base salary of $425,000 with annual review and base salary increases as approved by the Company’s Board of Directors.  Mr. Simes is eligible to earn an annual bonus based upon achievement of performance objectives set by the Board of Directors after consultation with Mr. Simes, with a target bonus opportunity of 60% of his annual base salary.  In connection with his hiring, Mr. Simes received an initial stock option to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, which option has a ten-year term and will vest and become exercisable in equal quarterly installments over the initial three-year term of his employment.

In connection with the closing of the acquisitions of Paloma and VasculoMedics, the Company entered into an executive employment agreement on March 31, 2014 with David Sherris, Ph.D. pursuant to which Dr. Sherris was appointed the Company’s Chief Scientific Officer and President of the Company’s Paloma/VasculoMedics divisions.  The agreement is for an initial period of three years, subject to extension. Under the agreement, Dr. Sherris is to receive an annual base salary of $345,000 and is eligible for a bonus of up to 50% of his base salary upon meeting certain milestones established by the Board of Directors upon consultation with Dr. Sherris.

On May 27, 2014, the Company entered into an executive employment agreement with Phillip B. Donenberg pursuant to which Mr. Donenberg was appointed Chief Financial Officer of the Company.  The agreement is for an initial term of three years, subject to extension.  Under the agreement, Mr. Donenberg is to receive an annual base salary of $335,000 with annual review and base salary increases as approved by the Board of Directors. Mr. Donenberg is eligible to earn an annual bonus based upon achievement of performance objectives set by the Board of Directors after consultation with Mr. Donenberg, with a target bonus opportunity of 45% of his annual base salary. In connection with his hiring, Mr. Donenberg received an initial stock option to purchase 250,000 shares at an exercise price of $4.00 per share, which option has a ten-year term and will vest quarterly over the initial three-year term of his employment.

On June 9, 2014, the Company entered into a severance agreement and general release with John Moynahan, the Company’s former Chief Financial Officer pursuant to which the Company and Mr. Moynahan agreed on the amount of back wages, unpaid expenses and a severance payment.  On May 28, 2014, the Company entered into an independent contractor agreement with Mr. Moynahan pursuant to which the Company agreed to pay Mr. Monahan a consulting fee of $175 per hour.  This agreement may be terminated by either party upon three days written notice.  Effective as of April 29, 2014, the Company entered into a settlement agreement and release with its former Chief Financial Officer pursuant to which the parties agreed upon an amount of compensation and other monies owed to the former executive from the inception of his work through December 31, 2013.  Under the agreement, the Company paid the former executive $37,500 in cash and issued him 59,250 shares of the Company’s common stock.

On June 9, 2014, the Company entered into an executive employment agreement with Tim Boris pursuant to which Mr. Boris was appointed General Counsel and Vice President of Legal Affairs. The employment agreement is for an initial term of one year, subject to extension. Under the agreement, Mr. Boris is to receive an annual base salary of $235,000 and is eligible to earn a target annual bonus of up to 30% of his annual base salary.

Litigation

In January 2013, the Company signed a term sheet with ASC to have ASC acquire certain portions of the Company’s liabilities to Creditors for an obligation of the Company to issue shares of common stock to ASC, which shares of common stock would then be sold by ASC and the proceeds distributed to the Creditors.  ASC entered into agreements in July 2013 with the Creditors to acquire $1,865,386 in liabilities of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit Court in Leon County, Florida seeking a judgment against the Company for such amount.  A court order based on this complaint was issued on October 7, 2013, resulting in the transfer of $1,865,386 in liabilities of the Company to ASC.  The Company issued an initial tranche of 200,000 shares of common stock to ASC in November 2013 and a subsequent tranche of 150,000 shares of common stock in February 2014.  On June 6, 2014, the Company entered into an amendment to settlement agreement and stipulation with ASC pursuant to which the Company agreed to deliver to ASC or before June 10, 2014, $1,266,401 in cash for distribution by ASC to the Creditors and an additional $300,000 in cash as a settlement fee for ASC and ASC agreed to surrender to the Company 99,332 shares of common stock.  The Company paid these amounts and ASC surrendered the shares, resulting in no liability as of June 30, 2014 related to this matter.

In July 2013, the Company received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against the Company for $393,592 related to water damage incurred by a printing company on the ground floor of the Company’s former office space in Los Angeles.  This damage is alleged to have occurred in connection with a water leak in the Company’s former office in February 2013.  The Company has a dispute with its insurance carrier at that time regarding coverage for this matter and the Company intends to pursue this dispute to ensure that it had proper insurance coverage at that time. As of June 30, 2014, the Company had accrued $393,592 in connection with this matter.

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business.  Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.  The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount.  The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of June 30, 2014, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

18.                               Segment Information

In 2013, ProElite was considered to be an operating segment pursuant to ASC Topic 280 “Segment Reporting” since each was budgeted separately and tracked separately to provide the chief operating decision maker information to assess and manage ProElite, Stratus White and Hygeia/Canterbury.  The Company suspended operations of ProElite effective June 30, 2013. Following the repositioning of the Company as a specialty biopharmaceutical company, the Board of Directors voted to discontinue operations of ProElite effective March 31, 2014.  The following segment information is presented to provide a comparison for the three and six months ended June 30, 2014 and 2013.

A summary of results by segments is as follows:

	Three Months Ended June 30, 2014 ($000)				Three Months Ended June 30, 2013 ($000)
	Bio-	ProElite			Bio-	ProElite
	Pharma	(Discont.)	Other	Total	Pharma	(Discont.)	Other	Total
Revenues	$—	$—	$—	$—	$—	$	$—	$—
Cost of sales	—	—	—	—	—	—	—	—
Gross margin	—	—	—	—	—		—	—
Depreciation and amortization	610	—	—	610	—		7	7
Segment profit	(610)	—	—	(610)	—	—	(7)	(7)
Operating expenses	3,897	—	—	3,897	—	—	8,090	8,090
Other (income)/expenses	(52)	—	—	(52)	—		(1,356)	(1,356)
Impact of derivative securities	—	—	—	—	—	—	(9,217)	(9,217)
Net income (loss) from continuing ops.	(4,455)	—	—	(4,455)	—		2,476	2,476
Loss from discontinued ops.	—	—	—	—	—	(129)	—	(129)
Preferred dividends	—	—	—	—	—	—	47	47
Net income (loss) attributable to common shareholders	$(4,455)	$—	$—	$(4,455)	$—	$(129)	$2,429	$2,300

	Six Months Ended June 30, 2014 ($000)				Six Months Ended June 30, 2013 ($000)
	Bio-	ProElite			Bio-	ProElite
	Pharma	(Discont.)	Other	Total	Pharma	(Discont.)	Other	Total
Revenues	$—	$—	$—	$—	$—	$	$—	$—
Cost of sales	—	—	—	—	—	—	—	—
Gross margin	—	—	—	—	—		—	—
Depreciation and amortization	1,089	—	—	1,089	—		17	17
Segment profit	(1,089)	—	—	(1,089)	—	—	(17)	(17)
Operating expenses	4,790	—	—	4,790	—	—	10,139	10,139
Other (income)/expenses	(44)	—	—	(44)	—		107	107
Impact of derivative securities	—	—	—	—	—	—	(10,390)	(10,390)
Net income (loss) from continuing ops.	(5,835)	—	—	(5,835)	—		(127)	(127)
Loss from discontinued ops.	—	—	—	—	—	(256)	—	(256)
Preferred dividends	—	—	—	—	—	—	172	172
Net loss attributable to common shareholders	$(5,835)	$—	$—	$(5,835)	$—	$(256)	$(45)	$(301)

Assets at end of period	$54,529	$—	$—	$54,529	$—	$26	$172	$197
Liabilities at end of period	$9,170	$62	$—	$9,232	$—	$1,517	$7,250	$8,767

19.                               Discontinued Operations

The Company suspended operations of ProElite effective June 30, 2013.  Following the repositioning of the Company as a specialty biopharmaceutical company, the Board of Directors voted to discontinue operations of ProElite effective March 31, 2014.  The assets and liabilities of ProElite are consolidated into the consolidated balance sheets as of June 30, 2014 and December 31, 2013 and are as follows:

	June 30, 2014	December 31, 2013
	(Unaudited)
Total assets	$—	$—

Accounts payable	62,000	167,244
Other accrued liabilities	—	16,250
Equity, net	(62,000)	(183,494)
Total liabilities and accumulated deficit	$—	$—

The income statement details for ProElite that are summarized in the discontinued operations line in the consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$71,667
Cost of revenues	—	—	—	—
Gross profit	—	—	—	71,667

Operating expenses	—	110,744	—	284,111
Interest expense	—	26,165	—	58,055
Net loss attributed to non-controlling interests	—	(7,752)	—	(14,431)
Total expenses	—	129,157	—	327,735

Net loss	$—	$(129,157)	$—	$(256,068)

The consolidated statements of operations for the periods ended June 30, 2014 and 2013 do not consolidate the results for ProElite but present them on a net basis in a discontinued operations line.  The consolidated statements of operations details for ProElite that are summarized in the discontinued operations line in the statements of cash flows are as follows:

	Six Months Ended June 30,
	2014	2013
Net loss	$—	$(256,068)
Working capital and other adjustments	—	39,543
Cash used by operating activities	—	(216,525)

Investing activities	—	—
Financing activities	—	—
Net impact on cash flows	$—	$(216,525)

20.                               Subsequent Events

On July 10, 2014, the Company closed the fifth and final round of its private placement in the aggregate sum of $200,000 resulting in $179,500 of net proceeds after payment of commissions and fees of $20,500.  During the second quarter of 2014 and ending on July 10, 2014, the Company completed this private placement pursuant to which it raised approximately $35.6 million in gross proceeds and approximately $31.3 million in net proceeds, after paying placement agent fees, estimated offering expenses, and certain accounts payable.  In the private placement, the Company issued an aggregate of 8,895,685 shares of its common stock and warrants to purchase an aggregate of 2,668,706 shares of common stock.  The purchasers of common stock received warrants to purchase 0.3 shares of common stock for each share of common stock that such investors purchased in the private placement.  The purchase price of each common stock/warrant unit was $4.00.  Each warrant is exercisable into a share of common stock at an initial exercise price of $4.80 per share.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report.  The following discussion may contain predictions, estimates and other forward looking statements that involve a number of risks and uncertainties, including those discussed under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward Looking Statements” in this report and under “Part I- Item 1A. Risk Factors” in our annual report on Form10-K/A for the fiscal year ended December 31, 2013.  These risks could cause our actual results to differ materially from any future performance suggested below.

Business Overview

We are a specialty biopharmaceutical company initially focused on developing products for dermatology, ophthalmology and women’s health. We are and will continue to review our products and technologies.

Dermatology

Our prescription dermatology business is based primarily upon three compounds.  The first is RES-102, a “soft” estrogen, which is under development for the treatment of aging skin fragility/thinning.  The second is RES-440, a “soft” anti-androgen, which is under development for the treatment of androgen excess, e.g. acne and hirsutism (unwanted excess hair).  The third prescription dermatology compound is P529, which is under development for the treatment of keloid scarring and potentially other indications including psoriasis, atopic dermatitis, rosacea, actinic keratosis, Dupuytren’s disease and the bullous blistering diseases.

Our first product for aging skin is CL-214, which is planned to be marketed and sold by Ferndale Pharma Group through physician offices and medi-spas worldwide.  We believe that this product will be ready for launch in the fourth quarter of 2015 or early 2016.

Ophthalmology

Our prescription ophthalmology business is based upon developing a non-steroidal, synthetic, small molecule drug library through computational design, and synthetic and medicinal chemistry, resulting in a family of agents, called “palomids.”  Our palomids have shown significant activity in in vitro (“test tube”) and in vivo (“animal”) models of disease.  The specific focus is on pathologies showing an aberrant up-regulation of the PI3K/Akt/mTOR pathway in the area of ophthalmology.  We have completed two human Phase I clinical studies with one of our palomids (“P529”) for age-related macular degeneration, both studies of which showed preliminary evidence of activity and no toxicity. We currently are planning Phase I/Phase II studies for age-related macular degeneration.

Women’s Health

We also are engaged in the prescription women’s health business.  We have a “soft” estrogen compound, RES-102, which in addition to being in development for the treatment of aging skin fragility/thinning, is also in development for vulvar and vaginal atrophy (“VVA”), a condition affecting peri- and post-menopausal women due to declining levels of estrogen. RES-102 targets hormonal aging in women which affects the mucous membranes, skin and hair of women in menopause due to loss of estrogen.

Other Potential Indications/Products

In addition to the potential products and indications described above, we also have other potential products in our portfolio for a host of other indications that could be developed either internally or through license to other biopharmaceutical companies which may have greater resources than us.  These other indications include and may not be limited to the use of our palomids in CNS disorders, cardiovascular medicine and biodefense.  We also may pursue the development of orally available small molecular inhibitors. In order to create novel, patentable inhibitors of zinc-finger transcription factors, we initially have targeted the zinc finger transcription factor vascular endothelial zinc finger (“VEZF1”). VEZF1 is essential for embryonic blood vessel formation and regulates the synthesis of important growth factors such as IL3, endothelin-1 and neuropilin-1.  Notably, VEZF1 is thought to control at least in part the creation of lymphatic vessels, called lymphangiogenesis.  Lymphatic vessels support cancer metastasis.  Thus far, we have undertaken a novel approach to design inhibitors of VEZF1/DNA binding using homology structural modeling and computer modeling (“in silico”) targeting of small molecules to the VEZF1/DNA interface.

Corporate History

Prior to our repositioning as a specialty biopharmaceutical company, we operated various entertainment and sports events, which we acquired in a series of acquisitions beginning March 2008.

On March 14, 2008, pursuant to an agreement and plan of merger dated August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 495,000 shares of its common stock for all issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly owned subsidiary of Feris and the surviving entity for accounting purposes.  In July 2008, Feris’s corporate name was changed to Stratus Media Group, Inc.  PSEI specialized in various entertainment and sports events that it owned and operated.  PSEI also owned Stratus Rewards LLC that planned to operate a credit card rewards program.  In June 2011, we acquired shares of series A convertible preferred stock of ProElite, Inc. (“ProElite”), that organized and promoted mixed martial arts (“MMA”) matches.  These holdings of series A convertible preferred stock provided us voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.  During the first quarter of 2013, we decided to focus on the MMA business and temporarily suspended development of our other businesses.  Because of lack of working capital, we suspended operations of ProElite effective June 30, 2013.  Following the repositioning of our company as a specialty biopharmaceutical company, our Board of Directors voted to discontinue the operations of ProElite effective March 31, 2014.

Effective September 30, 2013, we entered into an agreement and plan of merger with Canterbury Acquisition LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as holder representative, pursuant to which we acquired all of the capital stock of Canterbury and Hygeia, with Canterbury and Hygeia becoming our wholly owned subsidiaries.  The consideration for the mergers was the issuance by us of an aggregate of 1,150,116 shares of our common stock issued to the stakeholders of Canterbury and Hygeia.  Closing of the mergers occurred on November 18, 2013. For the three and six months ended June 30, 2014, there were no revenues associated with Canterbury and Hygeia.

Canterbury and Hygeia (the “Canterbury Group”) are related companies engaged in the development of pharmaceuticals and cosmeceuticals (cosmetic products with “drug-like” benefits) which, depending on the specific product involved, may treat acne, hirsutism (unwanted hair) and alopecia (thinning hair) and may revitalize hormonally-aged skin and hair in women over the age of 45.  We have an exclusive license with Yale University to develop and market 23 synthetic estrogenic ingredients for the treatment of aging skin and four classes of anti-androgenic ingredients for hair loss, excess facial hair, seborrhea and acne.  The license from Yale University covers 24 patent-protected compounds under certain patents (together, the “Yale Patents”).

The acquisition of the Canterbury Group was the first step in the implementation of our plan to reposition our company as a specialty biopharmaceutical company.  The total consideration for the Canterbury Group was $12,421,249 based on the issuance of 1,150,116 shares of common stock at the market value of $10.80 per share as of the execution of the merger agreements on September 30, 2013.

As we continued to reposition our company as a specialty biopharmaceutical company, in early March 2014, we hired Stephen M. Simes as our Chief Executive Officer, an executive with over forty years of experience in the pharmaceutical and biotechnology industry. Shortly after adding Mr. Simes, in late March 2014, we acquired to two related companies.  On March 3, 2014, we entered into an agreement and plan of merger with Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and holder representative, pursuant to which we agreed to acquire all of the capital stock of Paloma, with Paloma becoming our wholly owned subsidiary.  On March 28, 2014, the merger with Paloma was closed and we issued an aggregate of 2,500,000 shares of common stock to all the holders of Paloma common stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (principal and interest at that time) of $1,151,315 to be paid on the first anniversary of the closing of the Paloma merger.  The 2,500,000 shares were valued at $2.50 per share, which was the closing market price of our common stock on March 3, 2014, resulting in

$6,250,000 of stock consideration, resulting in total consideration of $7,401,315.  Paloma has developed a non-steroidal, synthetic, small molecule drug library that may have potential applications in dermatology (psoriasis, atopic dermatitis, rosacea, actinic keratosis, keloid and hypertrophic scarring, Dupuytren’s disease, bullous blistering diseases), ocular disease, cancer, pulmonary fibrosis, CNS (Huntington’s disease and infantile spasm, a form of childhood epilepsy), biodefense and anti-viral application.  The lead product, P529, targets and inhibits the PI3K/Akt/mTOR signal transduction pathway, specifically as a first-in-class allosteric, dual TORC1/TORC2 dissociative inhibitor.

Also on March 3, 2014, we entered into an agreement and plan of merger with VasculoMedics Acquisition, Inc., VasculoMedics, Inc. (“VasculoMedics”) and Dr. Sherris, pursuant to which we agreed to acquire all of the capital stock of VasculoMedics, with VasculoMedics becoming our wholly owned subsidiary.  The VasculoMedics merger was concurrently closed with and was a condition to the closing of the Paloma merger on March 28, 2013.  In the VasculoMedics merger, we issued an aggregate of 220,000 shares of common stock to the VasculoMedics stockholders.  These shares were valued at $2.50 per share, which was the closing price of our common stock on March 3, 2014, resulting in $550,000 of consideration, all of which was allocated to goodwill.  VasculoMedics was founded as a platform epigenetic company to develop orally available small molecular inhibitors of zinc finger transcription factors.  Zinc finger transcription factors are a subset of transcription factors utilizing zinc at its core for activity.  Transcription factors are proteins that bind to specific parts of DNA that control the transfer of genetic information from DNA to RNA.  RNA in turn directs the protein making machinery to manufacture one or more proteins controlled by the transcription factor.  Hence, by inhibition of a transcription factor, one can specifically inhibit the synthesis of one or more proteins controlled by the particular transcription factor.  Many diseases can be linked to the activation of particular proteins whose synthesis is controlled by transcription factors.  Inhibition of such transcription factors could then be able to control disease pathology.

On March 7, 2014, we effected a reverse stock split of one-for-100 of our common stock, and we changed our corporate name from Stratus Media Group, Inc. to RestorGenex Corporation.  All share and per share amounts in this report have been adjusted to reflect the one-for-100 reverse split of outstanding common stock effective March 7, 2014.

Financial Summary

Our financial position at the end of our second quarter of 2014 improved significantly compared to December 31, 2013 and the end of our first quarter of 2014, as a result of our recently completed private placement.  Our total working capital as of June 30, 2014 totaled $25,306,982, including $27,139,593 in cash and cash equivalents, compared to a negative working capital ($5,880,035), including $254,964 in cash and cash equivalents, as of December 31, 2013 and compared to a negative working capital ($8,016,821), including $222,071 in cash and cash equivalents, as of March 30, 2014.

During the second quarter of 2014 and ending on July 10, 2014, we completed a private placement pursuant to which we raised approximately $35.6 in gross proceeds and approximately $31.3 million in net proceeds, after paying placement agent fees, estimated offering expenses, and certain accounts payable.  In the private placement, we issued an aggregate of 8,895,685 shares of our common stock and warrants to purchase an aggregate of 2,668,706 shares of common stock.  The purchasers of common stock received warrants to purchase 0.3 shares of common stock for each share of common stock that such investors purchased in the private placement.  The purchase price of each common stock/warrant unit was $4.00.  Each warrant is exercisable into a share of common stock at an initial exercise price of $4.80 per share.  We intend to use the net proceeds from the offering to fund our research and development and for working capital purposes.

We recognized no revenues during the three and six months ended June 30, 2014.  Our operating expenses were $4,507,584 and $5,879,104 during the three and six months ended June 30, 2014, respectively.  We recognized a net loss from continuing operations of $5,835,407 for the six months ended June 30, 2014, compared to net income from continuing operations of $126,778 for the six months ended June 30, 2013.  We recognized a net loss of $5,835,407 for the six months ended June 30, 2014, compared to a net loss of $129,290 for the six months ended June 30, 2013.

We expect to continue to recognize net losses for the foreseeable future.  We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our technologies and products.

Results of Operations for Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

We recognized no revenues during the three months ended June 30, 2014 or 2013.

Operating Expenses

Operating expenses were $4,507,584 during the three months ended June 30, 2014, representing a decrease of 44%, compared to $8,097,090 during the three months ended June 30, 2013.  This decrease was primarily due to our repositioning as a specialty biopharmaceutical company and ceasing to operate various entertainment and sports events, including but not limited to our ProElite MMA business.

General and administrative expenses were $261,632 during the three months ended June 30, 2014, representing a decrease of 49%, compared to $514,041 during the three months ended June 30, 2013.  This decrease was primarily due to our repositioning as a specialty biopharmaceutical company and ceasing to operate various entertainment and sports events, including but not limited to our ProElite MMA.  During the three months ended June 30, 2013, we recognized a charge of $1,935,621 as a result of our decision during that time to suspend the operations of our ProElite MMA business.  We expect that our general and administrative expenses will increase in future periods compared to the second quarter of 2014 as a result of increased personnel to support our efforts to advance our technologies and products.

As a result of our repositioning as a specialty biopharmaceutical company, we recognized $403,413 in research and development expenses during the three months ended June 30, 2014 compared to no research and development expenses recognized during the three months ended June 30, 2013.  We expect that our research and development expenses will increase in future periods compared to the second quarter of 2014 and prior year periods due to our anticipated efforts to advance the research and development of our technologies and products.

Stock-based compensation expense was $141,315 during the three months ended June 30, 2014, representing a decrease of 94%, over $2,279,552 during the three months ended June 30, 2013.  This decrease was primarily due to a significant number of options and warrants granted to officers and financial advisors during the three months ended June 30, 2013 compared with the same period in 2014.

Fair value of common stock exchanged for warrants and notes payable was $2,706,105 during the three months ended June 30, 2014, compared to $3,069,792 during the three months ended June 30, 2013.  During the second quarter of 2014, we issued 552,738 shares of common stock, along with warrants to purchase an aggregate of 355,699 shares of our common stock, for notes payable in the aggregate principal amount of $1,050,000.  These shares were valued at $4.00 per share resulting in the charge of $2,706,105 during such period.  During the second quarter of 2013, we issued 1,023,264 shares of common stock in exchange for series E warrants that had a full-ratchet down anti-dilution provision and were extinguished.  These shares of common stock were valued at $3.00 per share, which was the price at which we sold shares during the three months ended June 30, 2013, resulting in the charge of $3,069,792 during the second quarter of 2013.

Legal and professional services were $384,604 during the three months ended June 30, 2014, representing an increase of $94,001 from $290,603 during the three months ended June 30, 2013.  This increase was related primarily to an increase in consulting expenses.

Depreciation and amortization was $610,515 during the three months ended June 30, 2014 compared to $7,481 during the three months ended June 30, 2013.  Of this increase, $262,813 was related to amortization of $3,153,750 of total expense related to a July 2013 agreement with Maxim Group LLC to provide us general financial advisory and investment banking services for three years on a non-exclusive basis.  In addition, $186,819 and $134,367 of this increase was related to amortizing the amount attributed to intangible assets of Canterbury and Paloma, respectively, over the lives of those intangible assets.

With our decision to suspend operations of our ProElite MMA business during the three months ended June 30, 2013, the related goodwill was considered to be fully-impaired and a charge of $1,935,621 was taken during the three months ended June 30, 2013.  No impairment charge was taken during the three months ended June 30, 2014.

Adjustments to Fair Value of Derivative Liability

In October 2012, we issued 1,000 shares of series E convertible preferred stock (“Series E”).  In May 2011, we issued 8,700 shares of Series E.  The warrants issued in conjunction with the Series E were determined to have an embedded derivative liability, which was revalued using Black-Scholes models upon the earlier of events that affect the value of this liability or the end of every quarter.  The difference between the value of this derivative liability at December 31, 2012 and May 6, 2013 resulted in a gain of $9,216,927 during the three months ended June 30, 2013.  These warrants were extinguished in May 2013; and thus, there were no adjustments during the three months ended June 30, 2014.

Gain on Extinguishment of Derivative Liability

In May 2013, the warrants issued in conjunction with the Series E that gave rise to the derivative liability were exchanged for common stock and extinguished.  The value of the derivative liability was $1,409,530 for the three months ended June 30, 2013 and a gain of this amount resulted when the liability was extinguished.  Since these warrants were extinguished in May 2013, there was no comparable gain or loss during the three months ended June 30, 2014.

Other (Income) Expense

Other income during the three months ended June 30, 2014 was income of $188,936, compared to other expense of $17,636 during the three months ended June 30, 2013.  The other income during the three months ended June 30, 2014 related primarily to reduction of the deferred tax liability due to the amortization of the Canterbury and Paloma intangible assets.

Interest Expense

Interest expense was $136,584 during the three months ended June 30, 2014, an increase of $101,500 from $35,084 during the three months ended June 30, 2013.

Net Loss from Continuing Operations

We recognized a net loss from continuing operations of $4,455,232 for the three months ended June 30, 2014, compared to net income from continuing operations of $2,476,647 for the three months ended June 30, 2013.  We expect to incur net losses from continuing operations in future periods for the foreseeable future as we plan to continue our efforts to advance our technologies and products.

Net Loss from Discontinued Operations

We recognized no net loss from discontinued operations during the three months ended June 30, 2014. We recognized a net loss from discontinued operations of $129,157 during the three months ended June 30, 2013.  Operations of ProElite were suspended on June 30, 2013 and the Board of Directors determined to discontinue ProElite operations on March 31, 2014.

Results of Operations for Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

We recognized no revenues during the six months ended June 30, 2014 and 2013.

Operating Expenses

Operating expenses were $5,879,104 during the six months ended June 30, 2014, representing a decrease of 42%, over $10,189,702 during the six months ended June 30, 2013.  This decrease was primarily due to our repositioning as a specialty biopharmaceutical company and ceasing to operate various entertainment and sports events, including but not limited to our ProElite MMA business.

General and administrative expenses were $873,477 during the six months ended June 30, 2014, representing a decrease of 23%, over $1,138,715 during the six months ended June 30, 2013.  This decrease was primarily due to our repositioning as a specialty biopharmaceutical company and ceasing to operate various entertainment and sports events, including but not limited to our ProElite MMA business.  During the six months ended June 30, 2013, we recognized a charge of $1,935,621 as a result of our decision during that time to suspend the operations of our ProElite MMA business.  We expect that our general and administrative expenses will increase in future periods compared to the six months ended June 30, 2014 as a result of increased personnel to support our efforts to advance our technologies and products.

As a result of our repositioning as a specialty biopharmaceutical company, we recognized $403,413 in research and development expenses during the six months ended June 30, 2014 compared to no research and development expenses recognized during the six months ended June 30, 2013.  We expect that our research and development expenses will increase in future periods compared to the first six months of 2014 and prior year periods due to our anticipated efforts to advance the research and development of our technologies and products.

Stock-based compensation expense was $291,200 during the six months ended June 30, 2014, representing a decrease of 92%, from $3,595,700 during the six months ended June 30, 2013.  This decrease was primarily due to a significant number of options and warrants granted to officers and financial advisors during the six months ended June 30, 2013 compared with the same period in 2014.  In May 2013, we issued 1,023,263 shares of common stock in exchange for series E warrants that had a full-ratchet down anti-dilution provision and were extinguished.  These shares of common stock were valued at $3.00 per share, which was the price at which we sold 139,166 shares during the six months ended June 30, 2013, resulting in the charge of $3,069,792 during the six months ended June 30, 2013.

Fair value of common stock exchanged for warrants and notes payable was $2,706,105 during the six months ended June 30, 2014, compared to $3,069,792 during the six months ended June 30, 2013.  During the second quarter of 2014, we issued 552,738 shares of common stock, along with warrants to purchase an aggregate of 355,699 shares of our common stock, in exchange for notes payable in the aggregate principal amount of $1,050,000.  These shares were valued at $4.00 per share, resulting in the charge of $2,706,105 during the six months ended June 30, 2014.  During the second quarter of 2013, we issued 1,023,264 shares of common stock in exchange for series E warrants that had a full-ratchet down anti-dilution provision and were extinguished.  These shares of common stock were valued at $3.00 per share, which was the price at which we sold shares during the six months ended June 30, 2013, resulting in the charge of $3,069,792 during the six months ended June 30, 2013.

Legal and professional services were $516,290 during the six months ended June 30, 2014, representing an increase of $82,584 from $433,706 during the six months ended June 30, 2013.  This increase was primarily due to an increase in consulting expenses.

Depreciation and amortization was $1,088,619 during the six months ended June 30, 2014 compared with $16,168 during the six months ended June 30, 2013.  Of this increase, $525,625 is related to amortization of $3,153,750 of total expense related to a July 2013 agreement with Maxim Group LLC to provide us general financial advisory and investment banking services for three years on a non-exclusive basis.  In addition, $373,638 and $134,367 of this increase was related to amortizing the amount attributed to intangible assets of Canterbury and Paloma, respectively, over the lives of those intangible assets.

With our decision to suspend the operations of our ProElite MMA business during the six months ended June 30, 2013, the related goodwill was considered to be fully-impaired and a charge of $1,935,621 was taken during the six months ended June 30, 2013.  No impairment charge was taken during the six months ended June 30, 2014.

Adjustments to Fair Value of Derivative Liability

In October 2012, we issued 1,000 shares of Series E and in May 2011, we issued 8,700 shares of Series E.  The warrants issued in conjunction with the Series E were determined to have an embedded derivative liability, which was revalued using Black-Scholes models upon the earlier of events that affect the value of this liability or the end of every quarter.  The difference between the value of this derivative liability at December 31, 2012 and May 6, 2013 resulted in a gain of $8,980,077 during the six months ended June 30, 2013.  These warrants were extinguished in May 2013; and thus, there were no adjustments during the six months ended June 30, 2014.

Gain on Extinguishment of Derivative Liability

In May 2013, the warrants issued in conjunction with the Series E that gave rise to the derivative liability were exchanged for common stock and extinguished.  The value of the derivative liability was $1,409,530 for the six months ended June 30, 2013 and a gain of this amount resulted when the liability was extinguished.  Since these warrants were extinguished in May 2013, there was no comparable gain or loss during the six months ended June 30, 2014.

Other (Income) Expense

Other income during the six months ended June 30, 2014 was $238,575, compared to other expense of $15,072 during the six months ended June 30, 2013.  The other income (expense) for both periods relates primarily to the reduction of the deferred tax liability due to the amortization of the Canterbury and Paloma intangible assets.

Interest Expense

Interest expense was $194,878 during the six months ended June 30, 2014, an increase of $136,823 from $58,055 during the six months ended June 30, 2013.

Net Loss from Continuing Operations

We recognized a net loss from continuing operations of $5,835,407 for the six months ended June 30, 2014, compared to net income from continuing operations of $126,778 for the six months ended June 30, 2013.  We expect to incur net losses from continuing operations in future periods for the foreseeable future as we plan to continue our efforts to advance our technologies and products.

Net Loss from Discontinued Operations

We recognized no net loss from discontinued operations during the six months ended June 30, 2014. We recognized a net loss from discontinued operations of $256,068 during the six months ended June 30, 2013.  Operations of ProElite were suspended on June 30, 2013 and the Board of Directors determined to discontinue ProElite operations on March 31, 2014.

Dividends on Preferred Stock

Dividends on preferred stock were $171,625 during the six months ended June 30, 2013, which were related to dividends on series E preferred stock, which were extinguished during the six months ending June 30, 2013.  As a result, there were no dividends on preferred stock during the six months ended June 30, 2014.

Liquidity and Capital Resources

Working Capital

Our financial position at the end of our second quarter of 2014 improved significantly compared to December 31, 2013 and the end of our first quarter of 2014, as a result of our recently completed private placement.  Our working capital as of June 30, 2014 totaled $25,306,982 including $27,139,593 in cash and cash equivalents, compared to a negative working capital $(5,880,035), including $254,964 in cash and cash equivalents, as of December 31, 2013 and compared to a negative working capital $(8,016,821), including $222,071 in cash and cash equivalents, as of March 30, 2014.

During second quarter of 2014 and ending on July 10, 2014, we completed a private placement pursuant to which we raised approximately $35.6 million in gross proceeds and approximately $31.3 million in net proceeds, after paying placement agent fees, estimated offering expenses, and certain accounts payable.  In the private placement, we issued an aggregate of 8,895,685 shares of our common stock and warrants to purchase an aggregate of 2,668,706 shares of common stock.  The purchasers of common stock received warrants to purchase 0.3 shares of common stock for each share of common stock that such investors purchased in the private placement. The purchase price of each common stock/warrant unit was $4.00.  Each warrant is exercisable into a share of common stock at an initial exercise price of $4.80 per share.  We intend to use the net proceeds from the offering to fund our research and development and for working capital purposes.

The following table summarizes our liquidity and capital resources as of June 30, 2014 and December 31, 2013:

Liquidity and Capital Resources	June 30, 2014	December 31, 2013
Cash and cash equivalents	$27,139,593	$254,964
Prepaid expenses, deposits and other assets	2,298,629	2,743,319
Total current liabilities	4,131,240	8,878,318
Working capital	$25,306,982	$(5,880,035)

We expect to continue to incur net losses for the foreseeable future.  We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our acquired technologies.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Operating activities	$(5,121,098)	$(850,994)
Investing activities	—	—
Financing activities	32,005,727	617,500
Net increase (decrease) in cash	$26,884,629	$(233,494)

Operating Activities

Negative operating cash flows for the six months ended June 30, 2014 reflect our net loss from continuing operations of $5,835,407, partially offset by non-cash items of $852,652 of depreciation and amortization and $291,201 of expense for warrants, options and stock compensation.  Further, there was a net increase during the six months ended June 30, 2014 due to a loss on a related party note payable settlement and issuing shares for liabilities providing cash of $3,115,054.  A decrease in accounts payable and accrued liabilities of $3,436,877 added to our negative operating cash flow for the six months ended June 30, 2014.

Negative operating cash flows during the six months ended June 30, 2013 reflect our net loss of $300,915, partially offset by non-cash items totaling $1,709,813, primarily related to a $8,980,077 gain on adjustment to fair value of derivative liabilities, a $1,409,530 gain on extinguishment of derivative liability offset by a $3,607,283 expense for warrant, stock and option compensation expenses, a $3,069,792 charge for fair value of common stock exchanged for warrants and a $1,935,621 expense for impairment of assets.  Cash was further adjusted by a source of funds from working capital of $1,159,734, primarily related to $836,650 provided by other accrued expenses and liabilities and $242,547 in deferred salaries.

Investing Activities

Capital constraints resulted in no cash used in investing activities during the six months ended June 30, 2014 or 2013.

Financing Activities

Net cash provided by financing activities was $32,005,727 during the six months ended June 30, 2014 compared to $617,500 during the six months ended June 30, 2013.  Net cash provided by financing activities during the current year was attributable primarily to proceeds from our recent private placement.  Net cash provided by financing activities during the prior year period resulted from proceeds on notes payable and proceeds from the issuance of common stock.

Capital Requirements

We expect to incur substantial expenses and generate significant operating losses as we continue to execute our business strategy including:

•                                          synthesis and formulation of our products;

•                                          conducting pre-clinical and clinical trials to pursue our product development initiatives;

•                                          securing facilities to establish a principal corporate and administrative headquarters and such other facilities as necessary to pursue our research and development capabilities;

•                                          hiring additional personnel for managerial, research and development, operations and other functions; and

•                                          implementing improved operational, financial and management systems.

To date, we have used primarily equity and debt financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.  During the second quarter of 2014 and ending on July 10, 2014, we completed a private placement pursuant to which we raised approximately $35.6 million in gross proceeds and $31.3 million in net proceeds, after paying placement agent fees, estimated offering expenses and certain accounts payable.  In the private placement, we issued an aggregate of 8,895,685 shares of our common stock and warrants to purchase an aggregate of 2,668,706 shares of common stock.  The purchasers of common stock received warrants to purchase 0.3 shares of common stock for each share of common stock that such investors purchased in the private placement.  The purchase price of each common stock/warrant unit was $4.00.  Each warrant is exercisable into a share of common stock at an initial exercise price of $4.80 per share.  We filed a registration statement on Form S-1 with the SEC on July 14, 2014 registering the offering and resale of 11,633,885 shares of our common stock, including the outstanding shares of common stock and shares of common stock issuable upon exercise of the warrants issued in the private placement.  This registration statement was declared effective by the SEC on July 31, 2014.  We intend to use the net proceeds from the offering to fund our research and development and for working capital purposes.

We believe our cash and cash equivalents as of June 30, 2014 will be sufficient to fund our planned operations for at least the next 12 months.  However, we may require significant additional funds earlier.  Accordingly, there is no assurance that we will not need or seek additional funding prior to such time.  We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of June 30, 2014, we did not have any existing credit facilities under which we could borrow funds.  We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us.  This risk may increase if economic and market conditions deteriorate.  If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently.  If we are unable to obtain additional financing when needed, we may be forced to explore strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company.

To the extent that we raise additional capital through the sale of common stock, the interests of our current stockholders may be diluted.  If we issue preferred stock or convertible debt securities, it could affect the rights of our common stockholders or reduce the value of our common stock.  In particular, specific rights granted to future holders of preferred stock or convertible debt securities may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of June 30, 2014 that are fixed and determinable by year starting with the twelve months ending June 30, 2015.

					Beyond
	Total	2015	2016	2017	2017
Notes payable	$915,000	$915,000	$—	$—	$—
Rent obligations	1,212,495	677,738	339,958	103,799	—
Accrued board fees	210,625	210,625	—	—	—
Consulting agreement	150,000	150,000	—	—	—
Employee contracts	3,808,014	835,000	1,538,014	1,435,000	—
Accrued interest	592,609	592,609	—	—	—
Total	$6,797,743	$3,380,972	$1,877,972	$1,538,799	$—

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.  As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

Critical Accounting Policies

Certain of our critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions.  Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.  The following are our critical accounting policies and estimates:

Goodwill and Intangible Assets

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed.  We apply ASC 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

Goodwill and intangible assets as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014 (Unaudited)		December 31, 2013
	Intangible Assets	Goodwill	Intangible Assets	Goodwill

Canterbury Group	$7,318,044	$7,642,825	$7,691,682	$7,642,825
Paloma	6,315,261	3,144,857	—	—
VasculoMedics	159,492	454,305	—	—
	$13,792,797	$11,241,987	$7,691,682	$7,642,825

We review the value of intangible assets and related goodwill as part of our annual reporting process, which generally occurs in February or March of each calendar year.  In between valuations, we conduct additional tests if circumstances warrant such testing.

To review the value of intangible assets and related goodwill as December 31, 2013, we followed Accounting Standards Update (“ASU”) 2011-08 and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred.  If this examination suggested it was more likely that an impairment had occurred, we then compare discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet.  The objective is to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and we are a willing seller not under compulsion to sell.  Revenues from these assets are forecasted based on the assumption they are standalone entities.  These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk to small companies in general, for factors specific to us and the business.  As of June 30, 2014, we determined that the fair value of our businesses for accounting purposes was equal to our market capitalization of approximately $74,900,000, and that the total for goodwill and intangible assets of $25,034,784 was 33% of this market capitalization on the consolidated balance sheet as of June 30, 2014 on a company-wide basis.  However, it is possible that impairment may have occurred on a reporting-unit basis and we intend to test impairment annually on a reporting-unit basis beginning with the year ending December 31, 2014.  As of December 31, 2013, we determined that the fair value of our businesses for accounting purposes was equal to our market capitalization of approximately $17,400,000, which was 113% of the $15,334,507 goodwill and intangible assets on our consolidated balance sheet as of December 31, 2013.

If we determine that the discount factor for cash flows should be substantially increased, or in the event that we will not be able to begin operations when planned, or that the facts and circumstances for each asset have changed, it is possible that the values for intangible assets currently on our consolidated balance sheets could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of our intangible assets and goodwill of $25,034,784 as of June 30, 2014.

Income Taxes

We utilize ASC Topic 740 “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2013, we had a deferred tax asset of $26,274,933, that was fully reserved and a net operating loss carryforward of $47,728,300 for Federal tax purposes and $44,482,850 for state tax purposes.  We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets.  The net operating loss carryforwards for 2013 begin expiring in 2021.  From December 31, 2012 to June 30, 2014, the outstanding shares of our common stock increased from 890,837 to 18,391,193.  This increase in the number of shares outstanding constitutes a change of ownership, under the provisions of Internal Revenue Code Section 382 and similar state provisions, and is likely to significantly limit our ability to utilize these net operating loss carryforwards to offset future income.  Accordingly, we recorded a 100% valuation allowance of the deferred tax assets at June 30, 2014 and December 31, 2013.

As of June 30, 2014 and December 31, 2013, we had a net operating loss carryforwards as follows:

	June 30, 2014	December 31, 2013
	(unaudited)
Combined NOL Carryforwards:
Federal	$53,563,707	$47,728,300
California	$50,318,257	$44,482,850

Stock-Based Compensation

We amortize stock-based awards under ASC Topic 718 “Share Based Payment” on a straight-line method over the related service period of the awards taking into account the fair value of the stock option as determined by the Black-Scholes option pricing model, the effects of the employees’ expected exercise and post-vesting employment termination behavior.

We account for equity instruments issued to non-employees in accordance with ASC Topic 718 and Emerging Issues Task Force Issue No. 96-18.  The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business.  We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue,” other words and terms of similar meaning and the use of future dates.  These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements.  Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•                  our history of operating losses and negative cash flow;

•                  our ability to generate revenues and obtain profitability;

•                  our ability to obtain additional capital when needed or on acceptable terms and the effect of any future equity or debt financings on our stockholders;

•                  our ability to successfully choose which of our potential products should be developed and in which order;

•                  the potential for changes in our focus on certain products to other products;

•                  our success in developing new products and technologies, obtaining any required regulatory approvals for such products and technologies and obtaining market acceptance and commercial success with respect to such new products and technologies;

•                  the timing of when, if ever, our products will be approved and introduced commercially;

•                  the size of the market and the level of market acceptance of our products if and when they are commercialized;

•                  our ability to acquire or invest in new businesses, products and technologies by way of a license, acquisition or merger transaction and the effect of such a transaction on our stockholders, business, operating results and financial condition;

•                  our ability to protect our proprietary technology and to operate our business without infringing the proprietary rights of third parties;

•                  our ability to compete in a competitive industry;

•                  our dependence upon key employees;

•                  our ability to maintain effective internal control over financial reporting;

•                  changes in applicable laws or regulations and our failure to comply with applicable laws and regulations;

•                  changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•                  conditions and changes in the biopharmaceutical industry or in general economic or business conditions; and

•                  pending and future litigation, which could have an adverse effect on our business, financial condition or operating results.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see “Part I — Item 1A. Risk Factors” of our annual report on Form 10-K/A for the fiscal year ended December 31, 2013.  The risks and uncertainties described above and in “Part I — Item 1A. Risk Factors” of our annual report on Form 10-K/A for the fiscal year ended December 31, 2013 are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure based on the following material weaknesses:

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

In addition, in concluding that our disclosure controls and procedures were not effective, our principal executive officer and principal financial officer took into consideration the fact that our current report on Form 8-K/A filed with the SEC on June 23, 2014 was not filed on a timely basis.

To remediate these control weaknesses, we intend to allow for segregation of duties, a system of internal reviews and checks and balances to strengthen our controls.  We intend to develop and implement a written set of policies and procedures for our operations, particularly with regard to controls over our contracts and commitments.  We also intend to change our accounting system to one that provides for proper control over changes and for segregation of duties within the accounting system.

During the second quarter of 2014 and through the date of the filing of this report, we have taken a number of steps designed to improve our disclosure controls and procedures, including the following:

•                  In May 2014, we hired a new Chief Financial Officer, who serves as our principal financial officer and principal accounting officer.

•                  In July 2014, we hired a controller.

Our principal executive officer and principal financial officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except for the on-going remediation efforts to address the material weaknesses identified above and the replacement of our Chief Financial Officer who serves as our principal financial and accounting officer in May 2014.

PART II — OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

In July 2013, we received notice that a complaint for property damage had been filed in the Los Angeles County Superior Court by the Truck Insurance Exchange against us for $393,592 related to water damage incurred by a printing company on the ground floor of our former office space located in Los Angeles.  This damage is alleged to have occurred in connection with a water leak in our former office in February 2013.  We intend to vigorously defend this action.  We are in the midst of a dispute with our insurance carrier at that time regarding coverage for this incident and we intend to pursue this dispute to ensure that we have coverage of this claim.  Nonetheless, we have determined that a loss is reasonably possible in connection with this matter.  As of June 30, 2014, we had accrued $393,592 for this matter.

ITEM 1A.               RISK FACTORS

This Item 1A is not applicable to us as a smaller reporting company and has been omitted.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the second quarter of 2014, we sold the following equity securities without registration under the Securities Act of 1933, as amended:

On April 29, 2014, we issued to various accredited investors an aggregate of 2,776,500 shares of common stock and four-year warrants to purchase an aggregate of 832,950 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.3 share of common stock was $4.00.  The exercise price of the warrant is $4.80 per share.  In addition, on April 29, 2014, we issued to our placement agent as part of its compensation warrants to purchase 277,650 shares of our common stock, on substantially the same terms as the warrants issued to investors.

On May 6, 2014, we issued to various accredited investors an aggregate of 3,418,125 shares of common stock and four-year warrants to purchase an aggregate of 1,025,438 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.3 share of common stock was $4.00.  The exercise price of the warrant is $4.80 per share.  In addition, on May 6, 2014, we issued to our placement agent as part of its compensation warrants to purchase 341,813 shares of our common stock, on substantially the same terms as the warrants issued to investors.

On May 21, 2014, we issued to various accredited investors an aggregate of 872,310 shares of common stock and four-year warrants to purchase an aggregate of 254,193 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.3 share of common stock was $4.00.  The exercise price of the warrant is $4.80 per share.  In addition, on May 21, 2014, we issued to our placement agent as part of its compensation warrants to purchase 87,231 shares of our common stock, on substantially the same terms as the warrants issued to investors.

On June 13, 2014, we issued to various accredited investors an aggregate of 1,778,750 shares of common stock and four-year warrants to purchase an aggregate of 533,625 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.3 share of common stock was $4.00.  The exercise price of the warrant is $4.80 per share.  In addition, on June 13, 2014, we issued to our placement agent as part of its compensation warrants to purchase 177,875 shares of our common stock, on substantially the same terms as the warrants issued to investors.

Subsequent to the end of our second quarter of 2014, on July 10, 2014, we issued to various accredited investors an aggregate of 50,000 shares of common stock and four-year warrants to purchase an aggregate of 15,000 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.3 share of common stock was $4.00.  The exercise price of the warrant is $4.80 per share.  In addition, on

June 13, 2014, we issued to our placement agent as part of its compensation warrants to purchase 5,000 shares of our common stock, on substantially the same terms as the warrants issued to investors.

Gross proceeds of the private placement to the Company were approximately $35.6 million and net proceeds approximately $31.3 million, after paying $3.6 million of placement agent fees, $0.2 million of estimated offering expenses and $0.5 million of certain accounts payable.  We filed with the SEC a registration statement on Form S-1 on July 14, 2014 registering the offering and resale of 11,633,885 shares of our common stock, including the outstanding shares of common stock and shares of common stock issuable upon exercise of the warrants we issued in the private placement.  This registration statement was declared effective by the SEC on July 31, 2014.

Commissions and fees were paid to the placement agent in connection with our private placement.  In addition, all of the above sales were made in reliance on either Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering or Rule 506(b) under Regulation D of the Securities Act.  In all such transactions, certain inquiries were made by us to establish that such sales qualified for such exemption from the registration requirements.  In particular, we confirmed that with respect to the exemption claimed under Section 4(a)(2) of the Securities Act (i) all offers of sales and sales were made by personal contact from our officers and directors, our placement agent or other persons closely associated with us or our placement agent, (ii) each investor made representations that the investor was sophisticated in relation to his or her investment (and we have no reason to believe that such representations were incorrect), (iii) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales within any offering were made to a limited number of persons.

On April 4, 2014, we issued a non-interest bearing, convertible promissory note in the principal amount of $875,000 to a law firm as part of a settlement of outstanding amounts due to the law firm.

On May 21, 2014, we issued 259,236 shares of our common stock to a creditor upon conversion of a promissory note in the principal amount of $500,000 and an aggregate of 164,392 shares of our common stock to four creditors pursuant to settlements of outstanding liabilities then owed to such creditors, including 59,250 shares to our former Chief Financial Officer.

On June 6, 2014, we issued to our Chairman of the Board 552,738 shares of our common stock and warrants to purchase 355,699 shares of our common stock at an exercise price of $2.00 per share upon conversion of four convertible promissory notes in the aggregate principal amount of $1,050,000 issued by us.  The warrants are exercisable immediately and have a four-year term.

On June 18, 2014, we issued to a law firm 53,457 shares of our common stock and warrants to purchase 16,037 shares of common stock as part of a settlement of outstanding amounts due to the law firm.  We registered the resale of the outstanding shares of common stock and shares issuable upon exercise of the warrants under the Form S-1 registration statement that was declared effective by the SEC on July 31, 2014.

The sales of equity securities on April 4, 2014, May 21, 2014, June 6, 2014 and June 18, 2014 were made in reliance on either Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering or Rule 506(b) under Regulation D of the Securities Act.  In all such transactions, certain inquiries were made by us to establish that such sales qualified for such exemption from the registration requirements.  In particular, we confirmed that with respect to the exemption claimed under Section 4(a)(2) of the Securities Act (i) all offers of sales and sales were made by personal contact from our officers and directors or other persons closely associated with us, (ii) each recipient made representations that the recipient was sophisticated in relation to the recipient’s investment (and we have no reason to believe that such representations were incorrect), (iii) each recipient gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales were made to a limited number of persons.

Issuer Purchasers of Equity Securities

During the second quarter of 2014, we did not purchase any shares of our common stock or other equity securities of ours, other than 99,332 shares of our common stock which we cancelled in connection with that certain amendment to settlement agreement with ASC.  Under such amendment, we agreed to transfer to ASC $1,266,401 for distribution to certain of our creditors and pay to ASC a settlement fee of $300,000.  These payments (together with previous payments in an aggregate amount of $598,985) settled $1,865,368 in claims owed to ASC under a settlement agreement and stipulation dated September 23, 2013.

Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities in the open market or otherwise.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

Not applicable.

ITEM 6.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2014

RESTORGENEX CORPORATION

By:	/s/ Stephen M. Simes
Stephen M. Simes
Chief Executive Officer
(principal executive officer)

By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Chief Financial Officer
(principal financial and accounting officer)

RESTORGENEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
4.1	Form of Warrant issued to the Investors under the Subscription Agreement, dated as of April 29, 2014, among RestorGenex Corporation and such Investors	Incorporated by reference to Exhibit 4.1 to RestorGenex’s current report on Form 8-K as filed with the SEC on April 9, 2014 (SEC File No. 0-24477)

10.1	Form of Subscription Agreement, dated as of April 29, 2014, among RestorGenex Corporation and the Investors party thereto	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K as filed with the SEC on April 9, 2014 (SEC File No. 0-24477)

10.2	Form of Registration Rights Agreement, dated as of April 29, 2014, among RestorGenex Corporation and the Investors party thereto	Incorporated by reference to Exhibit 10.2 to RestorGenex’s current report on Form 8-K as filed with the SEC on April 9, 2014 (SEC File No. 0-24477)

10.3	Executive Employment Agreement, dated as of May 27, 2014, between RestorGenex Corporation and Phillip B. Donenberg	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K as filed with the SEC on May 30, 2014 (SEC File No. 0-24477)

10.4	Executive Employment Agreement, dated as of June 6, 2014, between RestorGenex Corporation and Tim Boris	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K as filed with the SEC on June 9, 2014 (SEC File No. 0-24477)

10.5	Severance Agreement and General Release, dated as of June 9, 2014, between RestorGenex Corporation and John Moynahan	Incorporated by reference to Exhibit 10.3 to RestorGenex’s current report on Form 8-K as filed with the SEC on June 9, 2014 (SEC File No. 0-24477)

10.6	Settlement Agreement and Release, dated as of April 29, 2014, between RestorGenex Corporation and John Moynahan	Filed herewith

10.7	Independent Contractor Agreement, dated as of May 28, 2014, between RestorGenex Corporation and John Moynahan	Filed herewith

10.8	Addendum to Executive Employment Agreement of Yael Schwartz, effective July 1, 2014, between RestorGenex Corporation and Yael Schwartz	Filed herewith

10.9	Amendment to Settlement Agreement and Stipulation, dated as of June 6, 2014, between RestorGenex Corporation and ASC Recap LLC	Incorporated by reference to Exhibit 10.2 to RestorGenex’s current report on Form 8-K as filed with the SEC on June 9, 2014 (SEC File No. 0-24477)

10.10	Warrant, dated June 6, 2014, issued by RestorGenex Corporation to Sol J. Barer	Filed herewith

10.11	Form of Stock Option Agreement between RestorGenex Corporation and Certain of its Executive Officers	Filed herewith

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from RestorGenex’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

Filed herewith