Form 10-Q
period 2014-09-30
RestorGenex Corp
filed 2014-11-12
CIK 1053691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

2150 E. Lake Cook Road, Suite 750

Buffalo Grove, Illinois 60089

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

The number of shares of common stock outstanding at November 10, 2014 was 18,605,625 shares.

RESTORGENEX CORPORATION

FORM 10-Q

SEPTEMBER 30, 2014

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

i

PART I — FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

RESTORGENEX CORPORATION

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,788,336	$254,964
Prepaid expenses, deposits and other assets	2,220,488	2,743,319
	26,008,824	2,998,283

PROPERTY AND EQUIPMENT, NET	54,358	11,262

OTHER ASSETS
Intangible assets, net	12,958,780	7,691,682
Goodwill	11,525,296	7,642,825
TOTAL ASSETS	$50,547,258	$18,344,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$105,525	$1,520,206
Deferred salary and other compensation	—	571,328
Accrued interest	8,910	89,472
Other accrued expenses and liabilities	1,490,962	1,697,714
Due to officer	—	156,358
Rent liability for facilities no longer occupied	1,121,495	1,121,495
Notes payable	50,000	1,667,002
Note payable - related party	200,000	200,000
Obligation to issue stock for transfer of liabilities	—	1,854,743
	2,976,892	8,878,318

Long-term liability - deferred taxes on acquisition	4,771,080	3,000,576
TOTAL LIABILITIES	7,747,972	11,878,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock:
Issued and outstanding; $0.001 par value; 1,000,000,000 shares authorized; 2014 - 18,505,625; 2013 - 5,813,785	18,506	5,814
Additional paid-in-capital	113,003,207	67,390,493
Accumulated deficit	(70,222,427)	(60,937,550)
Total RestorGenex stockholders’ equity	42,799,286	6,458,757
Non-controlling interest equity	—	6,401
Total stockholders’ equity	42,799,286	6,465,158
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,547,258	$18,344,052

See accompanying notes to the consolidated financial statements.

RESTORGENEX CORPORATION

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$—	$—	$—	$—

TOTAL REVENUES	—	—	—	—

EXPENSES
Research and development	930,189	—	1,333,603	—
General and administrative	847,740	448,535	1,312,265	1,587,250
Impairment of intangible assets	—	—	—	1,935,621
Warrants, options and stock compensation	783,932	631,367	1,075,131	4,227,067
Fair value of common stock exchanged for warrants	—	—	—	3,069,792
Loss on settlement of accounts payable and accrued liabilities	—	—	408,953	—
Loss on settlement of notes payable - related party	—	—	1,829,561	—
Loss on settlement of notes payable	—	—	876,543	—
Legal and professional services	294,390	576,709	810,680	1,010,415
Depreciation and amortization	655,698	7,479	1,744,317	23,647
TOTAL EXPENSES	3,511,949	1,664,090	9,391,053	11,853,792

LOSS FROM OPERATIONS	(3,511,949)	(1,664,090)	(9,391,053)	(11,853,792)

OTHER (INCOME)/EXPENSES
(Gain) on adjustments to fair value of derivative liability	—	—	—	(8,980,077)
(Gain) on extinguishment of derivative liability	—	—	—	(1,409,530)
Other (income) expenses	(149,149)	(49,444)	(387,724)	(34,372)
Interest expense	86,670	13,365	281,548	71,420
TOTAL OTHER INCOME	(62,479)	(36,079)	(106,176)	(10,352,559)

NET LOSS FROM CONTINUING OPERATIONS	(3,449,470)	(1,628,011)	(9,284,877)	(1,501,233)
Net income (loss) from discontinued operations	—	102,734	—	(153,334)

NET LOSS	(3,449,470)	(1,525,277)	(9,284,877)	(1,654,567)
Preferred dividends	—	—	—	171,625

NET LOSS ATTRIBUTABLE TO HOLDERS OF RESTORGENEX COMMON STOCK	$(3,449,470)	$(1,525,277)	$(9,284,877)	$(1,826,192)

Basic and diluted loss per share for continuing operations	$(0.18)	$(0.39)	$(0.76)	$(0.57)
Basic and diluted income (loss) per share for discontinued operations	—	0.02	—	(0.06)
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.18)	$(0.37)	$(0.76)	$(0.63)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,671,121	4,144,019	12,155,041	2,646,602
FULLY-DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	18,671,121	4,144,019	12,155,041	2,646,602

See accompanying notes to the consolidated financial statements.

RESTORGENEX CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net loss	$(9,284,877)	$(1,826,192)
Adjustments to reconcile net loss to net cash (used in) operations
Depreciation and amortization	1,744,316	24,577
Loss on disposal of fixed assets	6,056	—
Warrants, options, and stock compensation	1,075,131	4,238,650
Noncash interest expense on notes payable	73,420	—
Deferred income taxes	(384,128)	—
Impairment of intangible assets	—	1,935,621
Gain on extinguisment of derivative liability	—	(1,409,530)
(Gain) / loss on adjustments to fair value of derivative liability	—	(8,980,077)
Fair value of common stock exchanged for warrants	—	3,069,792
Note payable issued for services	—	50,000
Common stock issued for services	—	262,813
Amortization of stock issued for services		294,813
Loss on settlement of note payable - related party	1,829,561	—
Loss on setttlement of note payable	876,543	—
Loss on settlement of accounts payable and accrued liabilities	408,953	—
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses, deposits and other assets	(320,251)	(18,933)
Accounts payable and accrued liabilities	(3,124,645)	1,174,469
Net cash (used in) operating activities	(7,099,921)	(1,183,997)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds on notes payable - related party	400,000	650,000
Proceeds on notes payable	—	50,000
Payment of notes payable	(1,540,000)	—
Proceeds from issuance of common stock net of offering costs	31,773,293	427,500
Net cash provided by financing activities	30,633,293	1,127,500

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	23,533,372	(56,497)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	254,964	312,093
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,788,336	$255,596

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$676,889	$—

NONCASH FINANCING ACTIVITIES
Conversion of accounts payable to notes payable related to Company’s outside law firm	$380,907	$—
Exchange of existing note for issuance of new note related to the Company’s outside law firm	$(847,909)	$—
Issuance of new note in exchange for existing note related to the Company’s outside law firm	$875,000	$—
Issuance of shares of common stock as payment of accounts payable and accrued liabilities	$1,323,771	$—
Issuance of shares of common stock as payment of notes payable	$500,000	$—
Issuance of shares of common stock as payment of notes payable - related party	$1,050,000	$—

See accompanying notes to the consolidated financial statements.

RESTORGENEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

1.                                      Business and Corporate History

RestorGenex Corporation (“Company”) is a specialty biopharmaceutical company initially focused on developing products for dermatology, ophthalmology and women’s health.  The Company is and will continue to review its products and technologies.

Prior to the Company repositioning itself as a specialty biopharmaceutical company in 2013, the Company operated various entertainment and sports events which it acquired in a series of acquisitions beginning in March 2008.

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

The Company initiated its efforts to reposition itself as a specialty biopharmaceutical company in 2013 and subsequently acquired two specialty biopharmaceutical companies in November 2013 and then acquired two additional specialty biopharmaceutical companies in March 2014.

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

On March 7, 2014, the Company effected a reverse stock split of one-for-100 with respect to its common stock and changed its corporate name from Stratus Media Group, Inc. to RestorGenex Corporation.  All share data have been adjusted for all periods presented to reflect the reverse stock split.

As part of the Company repositioning itself as a specialty biopharmaceutical company, effective March 5, 2014, the Company appointed Stephen M. Simes as Chief Executive Officer, and effective May 27, 2014, the Company appointed Phillip B. Donenberg as Chief Financial Officer and effective August 4, 2014, the Company appointed Mark Weinberg, M.D. as Senior Vice President — Clinical Development.

2.                                      Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated balance sheets at September 30, 2014 consolidates the accounts of ProElite, Canterbury, Hygeia, Paloma and VasculoMedics and the consolidated balance sheet at December 31, 2013 consolidates the accounts of ProElite, Canterbury and Hygeia.  The consolidated statements of operations for the three and nine months ended September 30, 2014 consolidate the accounts of Canterbury, Hygeia, along with results of Paloma and VasculoMedics from the date of acquisition, and include ProElite as discontinued operations.  The consolidated statements of operations for the three months and nine months ended September 30, 2013 include ProElite as discontinued operations.  All significant intercompany balances were eliminated in consolidation.

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

Subsequent to the issuance of the Series E, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” and that the conversion feature of the Series E was not an embedded derivative because the feature was clearly and closely related to the host (Series E) as defined in ASC Topic 815.  These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and were subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense.  Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the consolidated statements of operations as a separate line item.

Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts payable and accrued liabilities.  The carrying amounts of financial instruments approximate fair value due to their short maturities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We record depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 — 5 years
Furniture and fixtures	5 years
Software	3 years
Leasehold improvements	Lesser of lease term or life of improvements

Goodwill and Intangible Assets

Intangible assets as of September 30, 2014 consisted of goodwill and intangible assets arising from the acquisitions of Canterbury, Hygeia, Paloma and VasculoMedics. Goodwill as of December 31, 2013 arose from goodwill from the acquisitions of Canterbury and Hygeia.  Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed.  The Company applies ASC Topic 350 “Intangibles - Goodwill and Other,” which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach.

The Company is currently reviewing the value of intangible assets and related goodwill as part of its annual reporting process, which occurs in November of each year.  The Company is following ASC Topic 350 and examining all facts and circumstances for each event or business to determine if it was more likely than not that impairment had occurred.  The Company expects to complete this examination by the end of the year.  If this examination suggests it was more likely than not that impairment had occurred, the Company will then compare discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet. In between valuations, the Company conducts additional tests to determine if circumstances warranted additional testing for impairment.

To review the value of intangible assets and related goodwill as of December 31, 2013, the Company followed ASC Topic 350 and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred. If this examination suggested it was more likely than not that impairment had occurred, the Company then compared discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet.  The objective was to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and the Company is a willing seller not under compulsion to sell. Revenue from goodwill and intangible assets was forecasted based on the assumption that Canterbury and Hygeia were standalone entities.  These forecasts were discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk to small companies in general, for factors specific to the Company and the business.

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

As of September 30, 2014 and December 31, 2013, the Company had net operating loss (“NOL”) carryforwards as follows:

	September 30, 2014	December 31, 2013
Combined NOL Carryforwards:
Federal	$50,810,062	$43,475,339
California	$46,078,297	$38,743,574

The NOL carryforwards for 2014 and 2013 begin expiring in 2022 and 2021, respectively. From December 31, 2012 to September 30, 2014, the number of outstanding shares of common stock increased from 890,837 to 18,505,625.  This increase in the number of shares of common stock outstanding constitutes a change of ownership, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions, and is likely to significantly limit the ability of the Company to utilize these NOL carryforwards to offset future income.  Accordingly, the Company recorded a 100% valuation allowance of the deferred tax assets at September 30, 2014 and December 31, 2013.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligation in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Entities have the option of applying either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

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

The acquisition of Canterbury and Hygeia was a step in the implementation of the Company’s plan to reposition itself as a specialty biopharmaceutical company.  The total purchase consideration for the Canterbury and Hygeia acquisition was $12,421,249 based upon a cost valuation approach.  The value of certain patents at the time of purchase was $144,356 as reflected on the books of Canterbury, giving rise to an adjustment of $7,167,644 to the Company for the total value of the Canterbury and Hygeia intangible assets of $7,312,000.  Total goodwill of $7,926,133 consisted of the $5,109,249 initial allocation of the purchase price plus the deferred tax liability of $2,816,884.  For the three and nine months ended September 30, 2014, expenses associated with Canterbury and Hygeia were $146,831 and $378,253 and included in the consolidated net loss of $3,449,470 and $9,284,877, for the three and nine months ended September 30, 2014, respectively.  Acquisition related costs related to this acquisition were nominal.

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

The acquisitions of Paloma and VasculoMedics were additional steps in the implementation of the Company’s plan to position itself as a specialty biopharmaceutical company.  The total purchase consideration for the Paloma and VasculoMedics acquisitions was $6,800,000 based upon a cost valuation approach.  The excess of the purchase consideration over the fair value of the assets and liabilities acquired of $3,599,162 was allocated to goodwill.  The assets acquired consist primarily of intangible assets of $6,609,120, net of assumed liabilities, which included primarily promissory notes in the aggregate principal amount, including accrued interest, of $1,151,725.  For the three and nine months ended September 30, 2014, expenses associated with the Paloma and VasculoMedics acquisitions were $229,969 and $589,052 included in the consolidated net loss of $3,449,470 and $9,284,877 for the three and nine months ended September 30, 2014, respectively.  Acquisition related costs related to the Paloma and VasculoMedics acquisitions were nominal.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$—	$—	$—	$—
Net loss	$(3,449,470)	$(2,498,723)	$(9,652,657)	$(3,726,533)
Basic and diluted loss per share	$(0.22)	$(0.31)	$(1.42)	$(0.57)

4.                                      Prepaid Expenses, Deposits and Other Assets

In July 2013, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company for three years on a non-exclusive basis.  Under this agreement, the Company issued Maxim common stock equal to 4.99% of the Company’s then outstanding common stock, or 210,250 shares of common stock.  These shares were valued at $15.00 per share, which was the closing price of the common stock on the date of the agreement, for a total expense of $3,153,750.  This expense is being recognized ratably over the life of the three-year term of the agreement at $262,813 per quarter.  As of September 30, 2014, $2,220,488 remained in prepaid expenses, deposits and other assets on the consolidated balance sheets.

5.                                      Property and Equipment, Net

Property and equipment were as follows:

	September 30, 2014	December 31, 2013
	(Unaudited)
Computing equipment and office machines	$124	$145,245
Furniture and fixtures	57,375	78,833
Lab equipment	624	—
Total	58,123	224,078
Less accumulated depreciation	(3,765)	(212,816)
Property and equipment, net	$54,358	$11,262

For the three and nine months ended September 30, 2014, depreciation was $1,905 and $3,765, respectively.  For the three and nine months ended September 30, 2013, depreciation was $7,479 and $24,577, respectively.  During the three and nine months ended September 30, 2014, the Company disposed certain property and equipment resulting in a loss on disposal of fixed assets of $6,056.

6.                                     Intangible Assets, Net

Intangible assets were as follows:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulative Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulative Amortization	Intangible Assets, net
	(Unaudited)
Definite lived intangible assets	$13,761,628	$(962,340)	$12,799,288	$7,779,000	$(87,318)	$7,691,682
In-process research and development costs (IPR&D)	159,492	—	159,492	—	—	—

Total intangible assets	$13,921,120	$(962,340)	$12,958,780	$7,779,000	$(87,318)	$7,691,682

We currently estimate amortization expense over each of the next five years and thereafter as follows:

For the twelve months ending	Amortization Expense
September 30, 2015	$1,231,064
September 30, 2016	1,231,064
September 30, 2017	1,231,064
September 30, 2018	1,231,064
September 30, 2019	1,231,064

For the twelve months ending	Amortization Expense
Thereafter	$6,643,968

7.                                      Goodwill

Goodwill was $11,525,296 at September 30, 2014 and $7,642,825 at December 31, 2013, with the increase arising from the acquisitions of Paloma and VasculoMedics on March 28, 2014.  In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” the Company’s goodwill is considered to have indefinite lives, and therefore, was not amortized, but rather is subject to annual impairment tests.

As of September 30, 2014, Company management determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $65,700,000, and that the total for goodwill and intangible assets of $24,484,076 was 37% of this market capitalization on the consolidated balance sheet as of September 30, 2014.  Based on this determination, Company management concluded that no impairment had occurred as of September 30, 2014 on a Company-wide basis.  However, it is possible that impairment may have occurred on a reporting-unit basis and the Company intends to test impairment annually on a reporting-unit basis beginning with the year ending December 31, 2014.  As of December 31, 2013, Company management determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $17,400,000, which was 113% of the $15,334,507 goodwill and intangible assets on the consolidated balance sheet as of December 31, 2013. Based on this determination, Company management concluded that no impairment had occurred as of December 31, 2013.

8.                                      Deferred Salary and Other Compensation

From February 2013 and into the second quarter of 2014, the Company was unable to pay employees and non-employee directors on a regular basis, resulting in unpaid salaries, fees and other compensation of $571,328 as of December 31, 2013, net of advances.  The Company has since paid all unpaid salaries, fees and other compensation, net of advances as of September 30, 2014.

9.                                      Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Payroll related	$859,941	$479,087
Estimated property damage liability that may not be covered by insurance	393,592	393,592
Professional fees	107,500	110,000
Board fees	92,917	657,934
Other	37,012	57,101
	$1,490,962	$1,697,714

10.                               Due to Officer

In connection with an employment agreement between the Company and the Company’s former Chief Financial Officer, the Company owed this officer $156,358 in unpaid amounts consisting of consulting fees prior to employment, expenses, salary increases and signing bonus as of December 31, 2013.  All amounts have been paid as of September 30, 2014.

11.                               Notes Payable

Notes payable were as follows:

	September 30,	December 31,
	2014	2013
	(Unaudited)

Note payable to the Company’s outside law firm and represented corporate and litigation fees due as of December 31, 2013. This note originally bore interest at 3% and was due December 31, 2012. Starting on January 1, 2013, this note bore interest at 10%. This note was in default as of December 31, 2013, but was repaid prior to September 30, 2014. In April 2014, the Company agreed to issue to the law firm a non-interest bearing convertible note in the aggregate principal amount of $875,000 (the “Replacement Note”) as payment in full for the amounts owed to the law firm at that time, including the $467,200 note that was issued on July 1, 2012, contingent on the Company successfully concluding a Cash Proceeds Event. The Replacement Note was due in full on March 31, 2015. Based on the terms of the Replacement Note, on May 6, 2014 the Company repaid the Replacement Note in full upon the receipt of funding. (See note 15).

	$—	$467,002

Notes payable to 11 investors dated July 9, 2012 with maturity date on the earlier of a $2,000,000 capital raise by the Company or February 6, 2013 and bear interest at 10%. $225,000 of these notes were converted by nine investors to common stock in November 2013. The remaining two notes were in default as of December 31, 2013 and September 30, 2014.	50,000	50,000

Note payable to a high-yield fund. This note bore interest at 10% and was scheduled to mature on June 19, 2014. Upon the closing of a financing of at least $7,500,000 on or before the applicable maturity date, this note was to be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities. This note was secured by the assets of the Company. This note was converted into 259,236 shares of common stock on April 29, 2014.	—	500,000

Note payable to the Company’s Chairman of the Board dated August 9, 2013. Bore interest at 10% and was scheduled to mature on August 9, 2014. Contained mandatory conversion into security or securities totaling $10 million or more at the lesser of 50% of the selling price of such securities or the equivalent of $4.00 per share of common stock. This note was secured by the assets of the Company. This note was converted into 270,616 shares of common stock and a warrant to purchase 121,777 shares of common stock on June 6, 2014.	—	500,000

Note payable to the Company’s Chairman of the Board dated December 19, 2013. This note bore interest at 10% and was scheduled to mature on June 19, 2014. Upon the closing of a financing of at least $7,500,000 on or before the applicable maturity date, this note was to be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities. This note was secured by the assets of the Company. This note was converted into 78,473 shares of common stock on June 6, 2014.	—	150,000

	$50,000	$1,667,002

Interest expense on these notes was $86,670 and $281,548 for the three and nine months ended September 30, 2014, respectively.  Interest expense on these notes was $13,365 and $71,420 for the three and nine months ended September 30, 2013, respectively.

12.                               Note Payable — Related Party

As of September 30, 2014 and December 31, 2013, the Company had a non-interest bearing and unsecured note payable to a director of the Company dated March 5, 2013 with maturity on the earlier of September 5, 2013 or receipt by the Company of $200,000 in net proceeds from a private placement of Company securities.  This note was in default as of September 30, 2014 and December 31, 2013.  Subsequent to the end of the third quarter of 2014, on October 21, 2014, the Board of Directors unanimously consented to convert the note and issued to the said director 100,000 shares of common stock and a warrant to purchase 75,000 shares of common stock at an exercise price of $4.80 per share.

On June 3, 2014, four convertible promissory notes in the aggregate principal amount of $1,050,000 issued by the Company to the Company’s Chairman of the Board were converted pursuant to the terms thereof into an aggregate of 552,738 shares of common stock and warrants to purchase an aggregate of 355,699 shares of common stock at an exercise price of $4.80 per share.  The warrants are exercisable immediately and have a four-year term.

13.                               Issuance of Common Stock for Transfer of Liabilities

In January 2013, the Company signed a term sheet with ASC Recap LLC (“ASC Recap”) to have that firm acquire certain portions of the Company’s liabilities to creditors, employees and former employees (“Creditors”) in exchange for an obligation of the Company to issue shares of common stock to ASC Recap, which shares of common stock would then be sold by ASC Recap and the proceeds distributed to the Creditors.  Under the terms of the term sheet, the common stock would be issued in tranches such that ASC Recap would not own more than 9.99% of the outstanding shares of common stock at any time and would be priced at 80% of average closing bids during such period of time in which the dollar trading volume of the common stock is three times the amount of liabilities.  ASC Recap entered into agreements in July 2013 with the Creditors to acquire $1,865,386 in liabilities of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit Court in Leon County, Florida seeking a judgment against the Company for such amount.  A court order based on this complaint was issued on October 7, 2013, resulting in the transfer of $1,865,386 in liabilities of the Company to ASC Recap.  The Company issued an initial tranche of 200,000 shares of common stock to ASC Recap in November 2013 and a subsequent tranche of 150,000 shares of common stock in February 2014.

On June 6, 2014, the Company entered into an amendment to settlement agreement and stipulation with ASC Recap pursuant to which the Company agreed to deliver to ASC Recap before June 10, 2014, $1,266,401 in cash for distribution by ASC Recap to the Creditors and an additional $300,000 in cash as a settlement fee for ASC Recap and ASC Recap agreed to surrender to the Company 99,332 shares of common stock.  The Company paid these amounts and ASC Recap surrendered the shares, resulting in a liability of zero as of September 30, 2014 related to this matter.

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

Subsequent to the issuance of this Series E, the Company determined that the warrants for these financings included certain embedded derivative features as set forth in ASC Topic 815 and that the conversion feature of the Series E was not an embedded derivative because the feature was clearly and closely related to the host (Series E) as defined in ASC Topic 815.  These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and were subsequently adjusted each quarter to reflect the estimated fair value at the end of each period, with any decrease or increase in the estimated fair value of the derivative liability for each period being recorded as other income or expense.  Since the value of the embedded derivative feature for the related warrants was higher than the value of both Series E transactions, there was no beneficial conversion feature recorded for either transaction, and the excess of the value of the embedded derivative feature over the value of the transaction was recorded in each period on the consolidated statement of operations as a separate line item.

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

15.                               Stockholder’s Equity

Common Stock

During the nine months ended September 30, 2014, the Company issued an aggregate of 12,691,840 shares of common stock, including 2,720,000 shares of common stock in connection with the acquisitions of Paloma and VasculoMedics (see note 3 to the consolidated financial statements), 53,457 shares of common stock to a law firm in settlement of outstanding legal obligations, 552,738 shares of common stock to the Company’s Chairman of the Board upon conversion of convertible promissory notes (see note 12 to the consolidated financial statements), an aggregate of 419,292 shares of common stock to creditors in settlement of outstanding debt, 150,000 shares of common stock for assumption of liabilities and an aggregate of 8,895,685 shares of common stock in connection with a private placement, as described below.  During the nine months ended September 30, 2014, ASC surrendered 99,332 shares of common stock to the Company (see note 13 to the consolidated financial statements).

Private Placements

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

Common Stock Issued in Settlement of Obligations

On May 21, 2014, the Company issued 259,236 shares of common stock to a creditor upon conversion of a promissory note in the principal amount of $500,000 and an aggregate of 160,056 shares of common stock to creditors pursuant to settlements of outstanding liabilities then owed to such creditors, including 59,250 shares to the Company’s former Chief Financial Officer.  The Company recorded a loss on this settlement in the amount of $32,608.

On June 6, 2014, the Company issued to its Chairman of the Board 552,738 shares of common stock and warrants to purchase 355,699 shares of common stock at an exercise price of $4.80 per share upon conversion of four convertible promissory notes in the aggregate principal amount of $1,050,000 issued by the Company.  The Company recorded a loss on this conversion in the amount $1,829,561.

On June 18, 2014, the Company issued to a law firm 53,457 shares of common stock and warrants to purchase 16,037 as part of a settlement of outstanding amounts due to the law firm.

Subsequent to the end of the third quarter of 2014, on October 21, 2014, the Company issued to a director 100,000 shares of common stock and a warrant to purchase 75,000 shares of common stock at an exercise price of $4.80 per share upon conversion of a note payable in the principal amount of $200,000 issued by the Company.

Stock Options

During the three and nine months ended September 30, 2014, the Company issued options to purchase an aggregate of 333,195 and 434,051 shares of common stock to four independent members and one former independent member of the Company’s Board of Directors at a weighted average exercise price of $3.71 per share. These options have a ten-year term and vest in equal quarterly installments over three years.

During the three and nine months ended September 30, 2014, the Company issued options to purchase an aggregate of 1,734,273 and 2,849,050 shares of common stock to employees of the Company at a weighted average exercise price of $3.71 per share. These options have a ten-year term and vest in equal quarterly installments over three years.

All of these options were valued using the Black-Scholes model and resulted in total stock-based compensation expense of $11,465,528, of which $783,932 and $1,075,131 was recognized in the three and nine months ended September 30, 2014, respectively, and the remaining $10,390,397 will be recognized ratably over the next three years.  The assumptions used to value the options granted during the first nine months of 2014 was:

Estimated fair value of underlying common stock	$2.10 - $3.47
Remaining life	6.0
Risk-free interest rate	1.85% - 2.07%
Expected volatility	150% - 155%
Dividend yield	—

Warrants

During the three and nine months ended September 30, 2014, the Company issued to investors in its private placement four-year warrants to purchase an aggregate of 15,000 and 2,668,706 shares of common stock at an exercise price of $4.80 per share.

In addition, during the three and nine months ended September 30, 2014, the Company issued to the placement agent in its private placement as partial consideration for its services in connection with the private placement four-year warrants to purchase an aggregate of 5,000 and 889,569 shares of common stock at an exercise price of $4.80 per share.

In addition, during the nine months ended September 30, 2014, four-year warrants to purchase an aggregate of 355,699 shares of common stock at an exercise price of $4.80 per share to the Company’s Chairman of the Board in addition to an aggregate of 552,738 shares of common stock upon conversion of four convertible promissory notes of the Company in the aggregate principal amount of $1,050,000.  See note 10 to the consolidated financial statements.

In addition, during the nine months ended September 30, 2014, the Company issued to a law firm four-year warrants to purchase 16,037 shares of common stock at an exercise price of $4.80 as part of a settlement of outstanding amounts due to the law firm.

During the nine months ended September 30, 2013, the Company issued to three financial advisors warrants to purchase an aggregate of 173,917 shares of common stock at an exercise price of $3.00 per share.  These warrants have a five-year term and were immediately vested and exercisable as of the date of grant, resulting in Black-Scholes warrant expense of $462,618 during the nine months ended September 30, 2013.  The Black-Scholes expense for these warrants was calculated using the following assumptions.  The fair value of the underlying common stock was based on the sale by the Company of 139,167 shares of common stock at a purchase price of $3.00 per share during the three months ended June 30, 2013.

Estimated fair value of underlying common stock	$3.00
Remaining life	5.0
Risk-free interest rate	0.35%
Expected volatility	141%
Dividend yield	—

During the nine months ended September 30, 2013, the Series E warrants, along with related warrants with similar terms, were exchanged for 1,023,264 shares of common stock and these warrants were extinguished, thereby removing the “overhang” created by the full-ratchet provisions of these warrants that would have increased the number of warrants outstanding and reduced the exercise price of these warrants to the price of any subsequent financing done at a lower price.  This exchange of common stock for the Series E warrants resulted in a fair value charge of $3,069,792 during the nine months ended September 30, 2013.  These 1,023,264 shares of common stock were valued at $3.00 per share, which was the price at which the Company sold 139,167 shares during the three months ended June 30, 2013, resulting in the fair value charge of $3,069,792.

16.                               Commitments and Contingencies

Office Space Rental

On August 1, 2011, the Company entered into a lease for 7,000 square feet of office space in Los Angeles, California expiring November 30, 2014. Initially, the lease had a fixed monthly rent of $19,326 and was subject to annual increases of 3%.  The Company was not required to pay a fixed monthly rent for months two through five.  Prior to this, the Company was leasing the same office space on a month-to-month basis.  This property was vacated in April 2012 and the Company recorded a liability of $892,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term.  As of April 2013, this space was released, but the terms and conditions of the new lease were unknown, so the Company did not adjust the accrued liability as of June 30, 2013.  As of September 30, 2014, the accrued liability for this lease was $892,000.

On November 1, 2011, the Company entered into a lease for 3,000 square feet of office space in Santa Barbara, California for use by the Company’s operating units.  This lease expires on October 31, 2014 with two additional three-year renewal terms available.  The initial rent plus common area charges were $7,157 per month. This property was vacated in June 2012 and the Company recorded a liability of $229,000 to cover unpaid rent and the present value of rents due for the remainder of the lease term.  As of June 2013, this space was released, but the terms and conditions of the new lease were unknown, so the Company did not adjust the accrued liability as of June 30, 2013.  As of September 30, 2014, the accrued liability for this lease was $229,000.

From May 2012 to May 2013, the Company was in a month-to-month lease for office space in Los Angeles, California.  Rent for this facility was $2,300 per month.

On September 4, 2014, the Company entered into a lease agreement for office space totaling approximately 2,900 square feet in Buffalo Grove, Illinois and relocated its corporate headquarters to this facility in the third quarter of 2014.  The term of the lease commenced on September 15, 2014 and will continue through February 28, 2018.  The Company has an option to renew the lease for one renewal term of three years.  Under the lease agreement, the first five months are rent free and then the base rent will be approximately $6,000 per month through February 28, 2016 for a total of approximately $72,000 per year.  The base rent will increase to approximately $6,100 per month for the first year thereafter and $6,200 per month for the second year thereafter.

Contractual Obligations

Set forth below is information concerning the Company’s known contractual obligations as of September 30, 2014 that are fixed and determinable by year starting with the twelve months ending September 30, 2015.

	Total	2015	2016	2017	Beyond 2017
Accrued board fees	$92,917	$92,917	$—	$—	$—
Rent obligations	1,343,962	722,566	412,520	177,795	31,081
Employee contracts	5,188,250	2,189,667	2,033,000	965,583	—
Purchase obligation — non-cGMP manufacture of RES-440	142,750	142,750	—	—	—
Total	$6,767,879	$3,147,900	$2,445,520	$1,143,378	$31,081

Employment and Severance Agreements

During the nine months ended September 30, 2014, the Company entered into the following employment, severance and other agreements with its executive officers:

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

On March 31, 2014, in connection with the closing of the acquisitions of Paloma and VasculoMedics, the Company entered into an executive employment agreement with David Sherris, Ph.D. pursuant to which Dr. Sherris was appointed the Company’s Chief Scientific Officer and President of the Company’s Paloma/VasculoMedics divisions.  The agreement is for an initial period of three years, subject to extension.  Under the agreement, Dr. Sherris is to receive an annual base salary of $345,000 and is eligible for a bonus of up to 50% of his base salary upon meeting certain milestones established by the Board of Directors upon consultation with Dr. Sherris.

On May 27, 2014, the Company entered into an executive employment agreement with Phillip B. Donenberg pursuant to which Mr. Donenberg was appointed Chief Financial Officer of the Company.  The agreement is for an initial term of three years, subject to extension.  Under the agreement, Mr. Donenberg is to receive an annual base salary of $335,000 with annual review and base salary increases as approved by the Board of Directors. Mr. Donenberg is eligible to earn an annual bonus based upon achievement of performance objectives set by the Board of Directors after consultation with Mr. Donenberg, with a target bonus opportunity of 45% of his annual base salary. In connection with his hiring, Mr. Donenberg received an initial stock option to purchase 250,000 shares of common stock at an exercise price of $4.00 per share, which option has a ten-year term and will vest quarterly over the initial three-year term of his employment.

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

On June 9, 2014, the Company entered into a severance agreement and general release with John Moynahan, the Company’s former Chief Financial Officer pursuant to which the Company and Mr. Moynahan agreed on the amount of back wages, unpaid expenses and a severance payment.  On May 28, 2014, the Company entered into an independent contractor agreement with Mr. Moynahan pursuant to which the Company agreed to pay Mr. Monahan a consulting fee of $175 per hour.  This agreement may be terminated by either party upon three days written notice.  Effective as of April 29, 2014, the Company entered into a settlement agreement and release with its former Chief Financial Officer pursuant to which the parties agreed upon an amount of compensation and other monies owed to the former executive from the inception of his work through December 31, 2013.  Under the agreement, the Company paid the former executive $37,500 in cash and issued him 59,250 shares of common stock.

On July 7, 2014, the Company entered into a consulting agreement with Jerold Rubinstein, the Company’s former Chief Executive Officer, pursuant to which the Company agreed to pay Mr. Rubinstein a consulting fee of $50,000 on a quarterly basis over the 12-month term.

On August 4, 2014, the Company entered into an executive employment agreement with Mark Weinberg, M.D. pursuant to which Dr. Weinberg was appointed Senior Vice President of Clinical Development of the Company.  The agreement is for an initial term of three years, subject to extension.  Under the agreement, Dr. Weinberg is to receive an annual base salary of $357,000 with annual review and base salary increases as approved by the Board of Directors. Dr. Weinberg is eligible to earn an annual bonus based upon achievement of performance objectives set by the Board of Directors, after consultation with Dr. Weinberg, with a target bonus opportunity of 50% of his annual base salary. In connection with his hiring, Dr. Weinberg received an initial stock option to purchase 521,475 shares of common stock at an exercise price of $3.90 per share, which option has a ten-year term and will vest quarterly over the initial three-year term of his employment.

SAFC — non-cGMP manufacture of RES-440

The Company currently has a future commitment with SAFC in regards to the non-cGMP manufacture of RES-440 for $142,750.

Litigation

In January 2013, the Company signed a term sheet with ASC Recap to have ASC Recap acquire certain portions of the Company’s liabilities to Creditors for an obligation of the Company to issue shares of common stock to ASC Recap, which shares of common stock would then be sold by ASC Recap and the proceeds distributed to the Creditors.  ASC Recap entered into agreements in July 2013 with the Creditors to acquire $1,865,386 in liabilities of the Company and filed a complaint on July 29, 2013 with the Second Judicial Circuit Court in Leon County, Florida seeking a judgment against the Company for such amount.  A court order based on this complaint was issued on October 7, 2013, resulting in the transfer of $1,865,386 in liabilities of the Company to ASC Recap.  The Company issued an initial tranche of 200,000 shares of common stock to ASC Recap in November 2013 and a subsequent tranche of 150,000 shares of common stock in February 2014.  On June 6, 2014, the Company entered into an amendment to settlement agreement and stipulation with ASC Recap pursuant to which the Company agreed to deliver to ASC Recap or before June 10, 2014, $1,266,401 in cash for distribution by ASC Recap to the Creditors and an additional $300,000 in cash as a settlement fee for ASC Recap and ASC Recap agreed to surrender to the Company 99,332 shares of common stock.  The Company paid these amounts and ASC Recap surrendered the shares, resulting in no liability as of September 30, 2014 related to this matter.

In July 2013, the Company received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against the Company for $393,592 related to water damage incurred by a printing company on the ground floor of the Company’s former office space in Los Angeles.  This damage is alleged to have occurred in connection with a water leak in the Company’s former office in February 2013.  The Company has a dispute with its insurance carrier at that time regarding coverage for this matter and the Company intends to pursue this dispute to ensure that it had proper insurance coverage at that time. As of September 30, 2014, the Company had accrued $393,592 in connection with this matter.

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business.  Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.  The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount.  The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of September 30, 2014, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

17.                               Segment Information

In 2013, ProElite was considered to be an operating segment pursuant to ASC Topic 280 “Segment Reporting” since each was budgeted separately and tracked separately to provide the chief operating decision maker information to assess and manage ProElite, Stratus White and Hygeia/Canterbury.  The Company suspended operations of ProElite effective June 30, 2013. Following the repositioning of the Company as a specialty biopharmaceutical company, the Board of Directors voted to discontinue operations of ProElite effective March 31, 2014.  The following segment information is presented to provide a comparison for the three and nine months ended September 30, 2014 and 2013.

A summary of results by segments is as follows:

	Three Months Ended September 30, 2014 ($000)				Three Months Ended September 30, 2013 ($000)
	Bio- Pharma	ProElite (Discont.)	Other	Total	Bio- Pharma	ProElite (Discont.)	Other	Total
Revenues	$—	$—	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—	—	—	—
Gross margin	—	—	—	—	—	—	—	—
Depreciation and amortization	656	—	—	656	—	—	7	7
Segment profit	(656)	—	—	(656)	—	—	(7)	(7)
Operating expenses	2,942	—	—	2,942	—	—	1,670	1,670
Other (income)/expenses	(149)	—	—	(149)	—	—	(49)	(49)
Impact of derivative securities	—	—	—	—	—	—	—	—
Net income (loss) from continuing ops.	(3,449)	—	—	(3,449)	—	—	(1,628)	(1,628)
Income from discontinued ops.	—	—	—	—	—	103	—	103
Preferred dividends	—	—	—	—	—	—	—	—
Net (loss) income attributable to common shareholders	$(3,449)	$—	$—	$(3,449)	$—	$103	$(1,628)	$(1,525)

	Nine Months Ended September 30, 2014 ($000)				Nine Months Ended September 30, 2013 ($000)
	Bio- Pharma	ProElite (Discont.)	Other	Total	Bio- Pharma	ProElite (Discont.)	Other	Total
Revenues	$—	$—	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—	—	—	—
Gross margin	—	—	—	—	—	—	—	—
Depreciation and amortization	1,744	—	—	1,744	—	—	24	24
Segment profit	(1,744)	—	—	(1,744)	—	—	(24)	(24)
Operating expenses	7,929	—	—	7,929	—	—	10,728	10,728
Other (income)/expenses	(388)	—	—	(388)	—	—	(34)	(34)
Impact of derivative securities	—	—	—	—	—	—	(9,217)	(9,217)
Net income (loss) from continuing ops.	(9,285)	—	—	(9,285)	—	—	(1,501)	(1,501)
Loss from discontinued ops.	—	—	—	—	—	(153)	—	(153)
Preferred dividends	—	—	—	—	—	—	172	172
Net (loss) attributable to common shareholders	$(9,285)	$—	$—	$(9,285)	$—	$(153)	$(1,673)	$(1,826)

Assets at end of period	$50,547	$—	$—	$50,547	$—	$230	$3,005	$3,235
Liabilities at end of period	$7,748	$—	$—	$7,748	$—	$1,417	$8,153	$9,570

18.                               Discontinued Operations

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

	September 30, 2014	December 31, 2013
	(Unaudited)
Total assets	$—	$—

Accounts payable	—	167,244
Other accrued liabilities	—	16,250
Equity, net	—	(183,494)
Total liabilities and accumulated deficit	$—	$—

The income statement details for ProElite that are summarized in the discontinued operations line in the consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—	$71,667
Cost of revenues	—	—	—	—
Gross profit	—	—	—	71,667

Operating (income) expenses	—	(110,938)	—	173,173
Interest expense	—	21,838	—	79,893
Net income attributed to non-controlling interests	—	(13,634)	—	(28,065)
Total (income) expenses	—	(102,374)	—	153,334

Net income (loss)	$—	$102,374	$—	$(153,334)

19.                               Subsequent Event

Subsequent to the end of the third quarter of 2014, on October 21, 2014, the Company issued to a director 100,000 shares of common stock and a warrant to purchase 75,000 shares of common stock at an exercise price of $4.80 per share upon conversion of a note payable in the principal amount of $200,000 issued by the Company. (See note 12).

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

Dermatology

Our prescription dermatology business is based primarily upon three compounds.  The first is RES-440, a “soft” anti-androgen, which is under development for the treatment of androgen excess, e.g. acne and hirsutism (unwanted excess hair).  The second dermatology compound is RES-529, which is under development for the treatment of keloid scarring and potentially other indications including psoriasis, atopic dermatitis, rosacea, actinic keratosis, Dupuytren’s disease and the bullous blistering diseases. The third prescription compound is RES-102, a “soft” estrogen, which is under development for the treatment of aging skin fragility/thinning. We currently are planning Phase I/Phase II studies for various indications which may begin after additional preclinical toxicology studies are completed.

Our first product for aging skin is CL-214, which is planned to be marketed and sold by Ferndale Pharma Group through physician offices and medi-spas worldwide.  We believe that this product will be ready for launch in late 2015 or early 2016.

Ophthalmology

Our prescription ophthalmology business is based upon developing a non-steroidal, synthetic, small molecule drug library through computational design, and synthetic and medicinal chemistry, resulting in a family of agents, called “palomids.”  Our palomids have shown significant activity in in vitro (“test tube”) and in vivo (“animal”) models of disease.  The specific focus is on pathologies showing an aberrant up-regulation of the PI3K/Akt/mTOR pathway in the area of ophthalmology.  We have completed two human Phase I clinical studies with one of our palomids (“RES-529”) for age-related macular degeneration, both studies of which showed preliminary evidence of activity and no toxicity. We currently are planning additional Phase I/Phase II studies for age-related macular degeneration which may begin after additional preclinical toxicology studies are completed.

Women’s Health

We also are considering the prescription women’s health business.  We have a “soft” estrogen compound, RES-102, which in addition to being in development for the treatment of aging skin fragility/thinning, is also in development for vulvar and vaginal atrophy (“VVA”), a condition affecting peri- and post-menopausal women due to declining levels of estrogen. RES-102 targets hormonal aging in women which affects the mucous membranes, skin and hair of women in menopause due to loss of estrogen.

Other Potential Indications/Products

In addition to the potential products and indications described above, we also have other potential products in our portfolio for a host of other indications that could be developed either internally or through license to other biopharmaceutical companies which may have greater resources than us.  These other indications include and may not be limited to the use of our palomids in oncology, CNS disorders, cardiovascular medicine and biodefense.  We also may pursue the development of orally available small molecular inhibitors. In order to create novel, patentable inhibitors of zinc-finger transcription factors, we initially have targeted the zinc finger transcription factor vascular endothelial zinc finger (“VEZF1”). VEZF1 is essential for embryonic blood vessel formation and regulates the synthesis of important growth factors such as IL3, endothelin-1 and neuropilin-1.  Notably, VEZF1 is thought to control at least in part the creation of lymphatic vessels, called lymphangiogenesis.  Lymphatic vessels support cancer metastasis.  Thus far, we have undertaken a novel approach to design inhibitors of VEZF1/DNA binding using homology structural modeling and computer modeling (“in silico”) targeting of small molecules to the VEZF1/DNA interface.

Corporate History

Prior to our repositioning as a specialty biopharmaceutical company in 2013, we operated various entertainment and sports events, which we acquired in a series of acquisitions beginning March 2008.

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

Effective September 30, 2013, we entered into an agreement and plan of merger with Canterbury Acquisition LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as holder representative, pursuant to which we acquired all of the capital stock of Canterbury and Hygeia, with Canterbury and Hygeia becoming our wholly owned subsidiaries.  The consideration for the mergers was the issuance by us of an aggregate of 1,150,116 shares of our common stock issued to the stakeholders of Canterbury and Hygeia.  Closing of the mergers occurred on November 18, 2013. For the three and nine months ended September 30, 2014, there were no revenues associated with Canterbury and Hygeia.

Canterbury and Hygeia (the “Canterbury Group”) are related companies engaged in the development of pharmaceuticals and cosmeceuticals (cosmetic products with “drug-like” benefits) which, depending on the specific product involved, may treat acne, hirsutism (unwanted hair) and alopecia (thinning hair) and may revitalize hormonally-aged skin and hair in women over the age of 45.  We have an exclusive license with Yale University to develop and market 23 synthetic estrogenic ingredients for the treatment of aging skin and four classes of anti-androgenic ingredients for acne, excess facial hair, seborrhea and hair loss,.  The license from Yale University covers 24 patent-protected compounds under certain patents (together, the “Yale Patents”).

The acquisition of the Canterbury Group was an important step in the implementation of our plan to reposition our company as a specialty biopharmaceutical company.  The total consideration for the Canterbury Group was $12,421,249 based on the issuance of 1,150,116 shares of common stock at the market value of $10.80 per share as of the execution of the merger agreements on September 30, 2013.

As we continued to position our company as a specialty biopharmaceutical company, in early March 2014, we hired Stephen M. Simes as our Chief Executive Officer.  Mr. Simes is an executive with extensive experience in the pharmaceutical and biotechnology industry.

On March 3, 2014, we entered into an agreement and plan of merger with Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and holder representative, pursuant to which we agreed to acquire all of the capital stock of Paloma, with Paloma becoming our wholly owned subsidiary.  On March 28, 2014, the merger with Paloma was closed and we issued an aggregate of 2,500,000 shares of common stock to all the holders of Paloma common stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (principal and interest at that time) of $1,151,315 to be paid on the first anniversary of the closing of the Paloma merger.  The 2,500,000 shares were valued at $2.50 per share, which was the closing market price of our common stock on March 3, 2014, resulting in $6,250,000 of stock consideration, resulting in total consideration of $7,401,315.  Paloma had developed a non-steroidal, synthetic, small molecule drug library that may have potential applications in dermatology (psoriasis, atopic dermatitis, rosacea, actinic keratosis, keloid and hypertrophic scarring, Dupuytren’s disease, bullous blistering diseases), ocular disease, cancer, pulmonary fibrosis, CNS (Huntington’s disease and infantile spasm, a form of childhood epilepsy), biodefense and anti-viral application.  The lead product, RES-529, targets and inhibits the PI3K/Akt/mTOR signal transduction pathway, specifically as a first-in-class allosteric, dual TORC1/TORC2 dissociative inhibitor.

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

On March 7, 2014, we effected a reverse stock split of one-for-100 of our common stock, and we changed our corporate name from Stratus Media Group, Inc. to RestorGenex Corporation.  All share and per share amounts in this report have been adjusted to reflect the one-for-100 reverse split of outstanding common stock.

Financial Summary

Our financial position at the end of our third quarter of 2014 improved significantly compared to December 31, 2013 as a result of our recently completed private placement.  Our total working capital as of September 30, 2014 totaled $23,031,932, including $23,788,336 in cash and cash equivalents, compared to a negative working capital of $(5,880,035), including $254,964 in cash and cash equivalents, as of December 31, 2013.

During the second quarter of 2014, we completed a private placement pursuant to which we raised approximately $35.6 million in gross proceeds and approximately $31.3 million in net proceeds, after paying placement agent fees, estimated offering expenses, and certain accounts payable.  In the private placement, we issued an aggregate of 8,895,685 shares of our common stock and warrants to purchase an aggregate of 2,668,706 shares of common stock.  The purchasers of common stock received warrants to purchase 0.3 shares of common stock for each share of common stock that such investors purchased in the private placement.  The purchase price of each common stock/warrant unit was $4.00.  Each warrant is exercisable into a share of common stock at an initial exercise price of $4.80 per share.  We intend to use the net proceeds from the offering to fund our research and development and for working capital purposes.

We recognized no revenues during the three and nine months ended September 30, 2014.  Our operating expenses were $3,511,949 and $9,391,053 during the three and nine months ended September 30, 2014, respectively.  We recognized a net loss from continuing operations of $9,284,877 for the nine months ended September 30, 2014, compared to net loss from continuing operations of $1,501,233 for the nine months ended September 30, 2013.  We recognized a net loss from continuing operations of $3,449,470 for the three months ended September 30, 2014, compared to a net loss from continuing operations of $1,628,011 for the three months ended September 30, 2013.

We expect to continue to recognize net losses for the foreseeable future.  We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our technologies and products.

Results of Operations for Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

We recognized no revenues during the three months ended September 30, 2014 or 2013.

Operating Expenses

Operating expenses were $3,511,949 during the three months ended September 30, 2014, representing an increase of 111%, compared to $1,664,090 during the three months ended September 30, 2013.  This increase was primarily due to our repositioning as a specialty biopharmaceutical company and ceasing to operate various entertainment and sports events, including but not limited to our ProElite MMA business.

During the three months ended September 30, 2014 we recognized $930,189 in research and development expenses compared to no research and development expenses recognized during the three months ended September 30, 2013, having been repositioned as a biopharmaceutical company in 2013.  We expect that our research and development expenses will increase in future periods compared to the third quarter of 2014 and prior year periods due to our anticipated efforts to advance the research and development of our technologies and products.

General and administrative expenses were $847,740 during the three months ended September 30, 2014, representing an increase of 89%, compared to $448,535 during the three months ended September 30, 2013.  This increase was primarily due to our repositioning as a specialty biopharmaceutical company and ceasing to operate various entertainment and sports events, including but not limited to our ProElite MMA business.  We expect that our general and administrative expenses will increase in future periods compared to the third quarter of 2014 as a result of increased personnel to support our efforts to advance our technologies and products.

Stock-based compensation expense was $783,932 during the three months ended September 30, 2014, representing an increase of 24%, over $631,367 during the three months ended September 30, 2013.

Legal and professional services were $294,390 during the three months ended September 30, 2014, representing a decrease of $282,319 from $576,709 during the three months ended September 30, 2013.  This decrease was related primarily to a decrease in legal and consulting expenses.

Depreciation and amortization was $655,698 during the three months ended September 30, 2014 compared to $7,479 during the three months ended September 30, 2013.  Of this increase, $262,813 was related to amortization of $3,153,750 of total expense related to a July 2013 agreement with Maxim Group LLC to provide us general financial advisory and investment banking services for three years on a non-exclusive basis.  In addition, $232,641 and $134,376 of this increase was related to amortizing the amount attributed to intangible assets of Canterbury and Paloma, respectively, over the lives of those intangible assets.

Other Income

Other income was $149,149 during the three months ended September 30, 2014, compared to $49,444 during the three months ended September 30, 2013.  The other income during the three months ended September 30, 2014 related primarily to reduction of the deferred tax liability due to the amortization of the Canterbury and Paloma intangible assets.

Interest Expense

Interest expense was $86,670 during the three months ended September 30, 2014, an increase of $73,305 from $13,365 during the three months ended September 30, 2013.

Net Loss from Continuing Operations

We recognized a net loss from continuing operations of $3,449,470 for the three months ended September 30, 2014, compared to net loss from continuing operations of $1,628,011 for the three months ended September 30, 2013.  We expect to incur net losses from continuing operations in future periods for the foreseeable future as we plan to continue our efforts to advance our technologies and products.

Net Income (Loss) from Discontinued Operations

We recognized no net income (loss) from discontinued operations during the three months ended September 30, 2014. We recognized net income from discontinued operations of $102,734 during the three months ended September 30, 2013.  Operations of ProElite were suspended on June 30, 2013 and the Board of Directors determined to discontinue ProElite operations on March 31, 2014.

Results of Operations for Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

We recognized no revenues during the nine months ended September 30, 2014 and 2013.

Operating Expenses

Operating expenses were $9,391,053 during the nine months ended September 30, 2014, representing a decrease of 21%, from $11,853,792 during the nine months ended September 30, 2013.  This decrease was primarily due to our repositioning as a specialty biopharmaceutical company and ceasing to operate various entertainment and sports events, including but not limited to our ProElite MMA business.

As a result of our repositioning as a specialty biopharmaceutical company, we recognized $1,333,603 in research and development expenses during the nine months ended September 30, 2014 compared to no research and development expenses recognized during the nine months ended September 30, 2013.  We expect that our research and development expenses will increase in future periods compared to the first nine months of 2014 and prior year periods due to our anticipated efforts to advance the research and development of our technologies and products.

General and administrative expenses were $1,312,265 during the nine months ended September 30, 2014, representing a decrease of 17%, from $1,587,250 during the nine months ended September 30, 2013.  This decrease was primarily due to our repositioning as a specialty biopharmaceutical company and ceasing to operate various entertainment and sports events, including but not limited to our ProElite MMA business.  During the nine months ended September 30, 2013, we recognized a charge of $1,935,621 as a result of our decision during that time to suspend the operations of our ProElite MMA business.  We expect that our general and administrative expenses will increase in future periods compared to the nine months ended September 30, 2014 as a result of increased personnel to support our efforts to advance our technologies and products.

Stock-based compensation expense was $1,075,131 during the nine months ended September 30, 2014, representing a decrease of 75%, from $4,227,067 during the nine months ended September 30, 2013.  This decrease was primarily due to a significant number of options and warrants granted to officers and financial advisors during the nine months ended September 30, 2013 compared with the same period in 2014.  In May 2013, we issued 1,023,263 shares of common stock in exchange for series E warrants that had a full-ratchet down anti-dilution provision and were extinguished.  These shares of common stock were valued at $3.00 per share, which was the price at which we sold 139,166 shares during the second quarter of 2013, resulting in the charge of $3,069,792 during the nine months ended September 30, 2013.

Fair value of common stock exchanged for warrants was $3,069,792 during the nine months ended September 30, 2013.  During the second quarter of 2013, we issued 1,023,264 shares of common stock in exchange for series E warrants that had a full-ratchet down anti-dilution provision and were extinguished.  These shares of common stock were valued at $3.00 per share, which was the price at which we sold shares during the second quarter of 2013, resulting in the charge of $3,069,792 during the nine months ended September 30, 2013.

Loss on settlement of accounts payable and accrued liabilities was $408,953 during the nine months ended September 30, 2014.  During the second quarter of 2014, we issued shares to our previous Chief Financial Officer, former board members and vendors to settle outstanding obligations relating to compensation, board fees, legal fees, and debt.

Loss on settlement of notes payable — related party was $1,829,561 during the nine months ended September 30, 2014.  During the second quarter of 2014, we issued 552,738 shares of common stock, along with warrants to purchase an aggregate of 355,699 shares of our common stock, in exchange for notes payable in the aggregate principal amount of $1,050,000.  These shares were valued at $5.31 per share, resulting in the charge of $1,829,561 during the nine months ended September 30, 2014.

Loss on settlement of notes payable was $876,543 during the nine months ended September 30, 2014.  During the second quarter of 2014, we issued 259,236 shares of common stock to a creditor upon conversion of a promissory note in the principal amount of $500,000.

Legal and professional services were $810,680 during the nine months ended September 30, 2014, representing a decrease of $199,735 from $1,010,415 during the nine months ended September 30, 2013.  This decrease was primarily due to a decrease in consulting expenses.

Depreciation and amortization was $1,744,317 during the nine months ended September 30, 2014 compared with $23,647 during the nine months ended September 30, 2013.  Of this increase, $788,438 was related to amortization of $3,153,750 of total expense related to a July 2013 agreement with Maxim Group LLC to provide us general financial advisory and investment banking services for three years on a non-exclusive basis.  In addition, $606,277 and $268,752 of this increase was related to amortizing the amount attributed to intangible assets of Canterbury and Paloma, respectively, over the lives of those intangible assets.

Adjustments to Fair Value of Derivative Liability

In October 2012, we issued 1,000 shares of series E convertible preferred stock and in May 2011, we issued 8,700 shares of series E convertible preferred stock.  The warrants issued in conjunction with the series E convertible preferred stock were determined to have an embedded derivative liability, which was revalued using Black-Scholes models upon the earlier of events that affect the value of this liability or the end of every quarter.  The difference between the value of this derivative liability at December 31, 2012 and May 6, 2013 resulted in a gain of $8,980,077 during the nine months ended June 30, 2013.  These warrants were extinguished in May 2013; and thus, there were no adjustments during the nine months ended June 30, 2014.

Gain on Extinguishment of Derivative Liability

In May 2013, the warrants issued in conjunction with the series E convertible preferred stock that gave rise to the derivative liability were exchanged for common stock and extinguished.  The value of the derivative liability was $1,409,530 for the nine months ended September 30, 2013 and a gain of this amount resulted when the liability was extinguished.  Since these warrants were extinguished in May 2013, there was no comparable gain or loss during the nine months ended September 30, 2014.

Other Income

Other income was $387,724 during the nine months ended September 30, 2014, compared to $34,372 during the nine months ended September 30, 2013.  Other income for both periods related primarily to the reduction of the deferred tax liability due to the amortization of the Canterbury and Paloma intangible assets.

Interest Expense

Interest expense was $281,548 during the nine months ended September 30, 2014, an increase of $210,128 from $71,420 during the nine months ended September 30, 2013.

Net Loss from Continuing Operations

We recognized a net loss from continuing operations of $9,284,877 for the nine months ended September 30, 2014, compared to net loss from continuing operations of $1,501,233 for the nine months ended September 30, 2013.  We expect to incur net losses from continuing operations in future periods for the foreseeable future as we plan to continue our efforts to advance our technologies and products.

Net Loss from Discontinued Operations

We recognized no net loss from discontinued operations during the nine months ended September 30, 2014. We recognized a net loss from discontinued operations of $153,334 during the nine months ended September 30, 2013.  Operations of ProElite were suspended on June 30, 2013 and the Board of Directors determined to discontinue ProElite operations on March 31, 2014.

Dividends on Preferred Stock

Dividends on preferred stock were $171,625 during the nine months ended September 30, 2013, which were related to dividends on the series E convertible preferred stock, which was extinguished during the nine months ended September 30, 2013.  As a result, there were no dividends on preferred stock during the nine months ended September 30, 2014.

Liquidity and Capital Resources

Working Capital

Our financial position at the end of our third quarter of 2014 improved significantly compared to December 31, 2013, as a result of our recently completed private placement.  Our working capital as of September 30, 2014 totaled $23,031,932, including $23,788,336 in cash and cash equivalents, compared to a negative working capital $(5,880,035), including $254,964 in cash and cash equivalents, as of December 31, 2013.

During second quarter of 2014, we completed a private placement pursuant to which we raised approximately $35.6 million in gross proceeds and approximately $31.3 million in net proceeds, after paying placement agent fees, estimated offering expenses, and certain accounts payable.  In the private placement, we issued an aggregate of 8,895,685 shares of our common stock and warrants to purchase an aggregate of 2,668,706 shares of common stock.  The purchasers of common stock received warrants to purchase 0.3 shares of common stock for each share of common stock that such investors purchased in the private placement.  The purchase price of each common stock/warrant unit was $4.00.  Each warrant is exercisable into a share of common stock at an initial exercise price of $4.80 per share.  We intend to use the net proceeds from the offering to fund our research and development and for working capital purposes.

The following table summarizes our liquidity and capital resources as of September 30, 2014 and December 31, 2013:

Liquidity and Capital Resources	September 30, 2014	December 31, 2013
Cash and cash equivalents	$23,788,336	$254,964
Prepaid expenses, deposits and other assets	2,220,488	2,743,319
Total current liabilities	2,976,892	8,878,318
Working capital	$23,031,932	$(5,880,035)

We expect to continue to incur net losses for the foreseeable future.  We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our acquired technologies.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Operating activities	$(7,099,921)	$(1,183,997)
Investing activities	—	—
Financing activities	30,633,293	1,127,500
Net increase (decrease) in cash	$23,533,372	$(56,497)

Operating Activities

Negative operating cash flows for the nine months ended September 30, 2014 reflect our net loss from continuing operations of $9,284,877, partially offset by material non-cash items of $1,744,316 of depreciation and amortization and $1,075,131 of expense for warrants, options and stock compensation, and a tax benefit associated with intangible assets.  Further, there was a non-cash net increase during the nine months ended September 30, 2014 due to a loss on a related party note payable settlement, a note payable settlement and issuing shares for certain liabilities of $3,115,057.  A decrease in accounts payable and accrued liabilities of $3,124,645 added to our negative operating cash flow for the nine months ended September 30, 2014.

Negative operating cash flows during the nine months ended September 30, 2013 reflect our net loss of $1,826,192, partially offset by non-cash items totaling $513,341, primarily related to a $8,980,077 gain on adjustment to fair value of derivative liabilities, a $1,409,530 gain on extinguishment of derivative liability offset by a $4,238,650 expense for warrant, stock and option compensation expenses, a $3,069,792 charge for fair value of common stock exchanged for warrants and a $1,935,621 expense for impairment of assets.  Operating cash flows was further adjusted by increases in accounts payable, deferred salary and other accrued expenses and liabilities of $1,174,469.

Investing Activities

Capital constraints resulted in no cash used in investing activities during the nine months ended September 30, 2014 or 2013.

Financing Activities

Net cash provided by financing activities was $30,633,293 during the nine months ended September 30, 2014 compared to $1,127,500 during the nine months ended September 30, 2013.  Net cash provided by financing activities during the current year period was attributable primarily to proceeds from our recent private placement.  Net cash provided by financing activities during the prior year period resulted from proceeds on notes payable and proceeds from the issuance of common stock.

Capital Requirements

We expect to incur substantial expenses and generate significant operating losses as we continue to execute our business strategy including:

•                                          synthesis and formulation of our products;

•                                          conducting pre-clinical and clinical trials to pursue our product development initiatives;

•                                          securing facilities as necessary to pursue our research and development capabilities;

•                                          hiring additional personnel for managerial, research and development, operations and other functions; and

•                                          implementing improved operational, financial and management systems.

To date, we have used primarily equity and debt financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.  During the second quarter and third quarter of 2014, we completed a private placement pursuant to which we raised approximately

$35.6 million in gross proceeds and $31.3 million in net proceeds, after paying placement agent fees, estimated offering expenses and certain accounts payable.  In the private placement, we issued an aggregate of 8,895,685 shares of our common stock and warrants to purchase an aggregate of 2,668,706 shares of common stock.  The purchasers of common stock received warrants to purchase 0.3 shares of common stock for each share of common stock that such investors purchased in the private placement.  The purchase price of each common stock/warrant unit was $4.00.  Each warrant is exercisable into a share of common stock at an initial exercise price of $4.80 per share.  We filed a registration statement on Form S-1 with the SEC on July 14, 2014 registering the offering and resale of 11,633,885 shares of our common stock, including the outstanding shares of common stock and shares of common stock issuable upon exercise of the warrants issued in the private placement.  This registration statement was declared effective by the SEC on July 31, 2014.  We intend to use the net proceeds from the offering to fund our research and development and for working capital purposes.

We believe our cash and cash equivalents as of September 30, 2014 will be sufficient to fund our planned operations at least through December 31, 2015 and into 2016.  However, we may require significant additional funds earlier.  Accordingly, there is no assurance that we will not need or seek additional funding prior to such time.  We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of September 30, 2014, we did not have any existing credit facilities under which we could borrow funds.  We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us.  This risk may increase if economic and market conditions deteriorate.  If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently.  If we are unable to obtain additional financing when needed, we may be forced to explore strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company.

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

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of September 30, 2014 that are fixed and determinable by year starting with the twelve months ending September 30, 2015.

	Total	2015	2016	2017	Beyond 2017
Accrued board fees	$92,917	$92,917	$—	$—	$—
Rent obligations	1,343,962	722,566	412,520	177,795	31,081
Employee contracts	5,188,250	2,189,667	2,033,000	965,583	—
Purchase obligation — non-cGMP manufacture of RES-440	142,750	142,750	—	—	—
Total	$6,767,879	$3,147,900	$2,445,520	$1,143,378	$31,081

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

We review the value of intangible assets and related goodwill as part of our annual reporting process, which will occur in November of this year.  In between valuations, we conduct additional tests if circumstances warrant such testing.

To review the value of intangible assets and related goodwill as December 31, 2013, we followed Accounting Standards Update (“ASU”) 2011-08 and first examined the facts and circumstances for each event or business to determine if it was more likely than not that an impairment had occurred.  If this examination suggested it was more likely that an impairment had occurred, we then compare discounted cash flow forecasts related to the asset with the stated value of the asset on the balance sheet.  The objective is to determine the value of each asset to an industry participant who is a willing buyer not under compulsion to buy and we are a willing seller not under compulsion to sell.  Revenues from these assets are forecasted based on the assumption they are standalone entities.  These forecasts are discounted at a range of discount rates determined by taking the risk-free interest rate at the time of valuation, plus premiums for equity risk to small companies in general, for factors specific to us and the business.  As of September 30, 2014, we determined that the fair value of our businesses for accounting purposes was equal to our market capitalization of approximately $65,700,000, and that the total for goodwill and intangible assets of $24,484,076 was 37% of this market capitalization on the consolidated balance sheet as of September 30, 2014 on a company-wide basis.  However, it is possible that impairment may have occurred on a reporting-unit basis and we intend to test impairment annually on a reporting-unit basis beginning with the year ending December 31, 2014.  As of December 31, 2013, we determined that the fair value of our businesses for accounting purposes was equal to our market capitalization of approximately $17,400,000, which was 113% of the $15,334,507 goodwill and intangible assets on our consolidated balance sheet as of December 31, 2013.

If we determine that the discount factor for cash flows should be substantially increased, or in the event that we will not be able to begin operations when planned, or that the facts and circumstances for each asset have changed, it is possible that the values for intangible assets currently on our consolidated balance sheets could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of our intangible assets and goodwill of $24,484,076 as of September 30, 2014.

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

As of December 31, 2013, we had a deferred tax asset of $26,274,933, that was fully reserved and a net operating loss carryforward of $47,728,300 for Federal tax purposes and $44,482,850 for state tax purposes.  We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets.  The net operating loss carryforwards for 2013 begin expiring in 2021.  From December 31, 2012 to September 30, 2014, the number of outstanding shares of our common stock increased from 890,837 to 18,505,625.  This increase in the number of shares outstanding constitutes a change of ownership, under the provisions of Internal Revenue Code Section 382 and similar state provisions, and is likely to significantly limit our ability to utilize these net operating loss carryforwards to offset future income.  Accordingly, we recorded a 100% valuation allowance of the deferred tax assets at September 30, 2014 and December 31, 2013.

As of September 30, 2014 and December 31, 2013, we had a net operating loss carryforwards as follows:

	September 30, 2014	December 31, 2013

Combined NOL Carryforwards:
Federal	$50,810,062	$43,475,339
California	$46,078,297	$38,743,574

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

•                  our dependence upon key employees;

•                  our prior and any future acquisitions, including difficulties in integrating the acquired businesses and their respective personnel and products;  difficulties or delays in realizing the anticipated benefits of our prior acquisitions or any additional acquired companies and their products; challenges due to limited or no direct prior experience in new markets we may enter; the potential loss of key employees; inability to successfully develop new products and services on a timely basis that address our new market opportunities post-acquisition; unanticipated costs, litigation and other contingent liabilities; incurrence of acquisition and integration related costs, accounting charges, or amortization costs for acquired intangible assets; potential write-down of goodwill, acquired intangible assets and/or deferred tax assets; and additional legal, financial and accounting challenges and complexities in areas such as intellectual property, tax planning, cash management and financial reporting;

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure based on the following significant control deficiencies:

1.                                      Lack of segregation of duties and checks and balances;

2.                                      Lack of written controls and procedures; and

3.                                      Use of an accounting software package that lacks a rigorous set of software and change controls.  While this software is a proven industry standard and is in widespread use, it allows one person to make significant changes without oversight or approval.

To strengthen our internal controls, we intend to develop systems for segregation of duties, internal reviews and checks and balances.  We intend to develop and implement a written set of policies and procedures for our operations.  We also intend to change our accounting system to one that provides for proper control over changes and for segregation of duties within the accounting system.

During the second and third quarters of 2014 and through the date of the filing of this report, we have taken a number of steps designed to improve our disclosure controls and procedures, including the following:

•                  In May 2014, we hired a new Chief Financial Officer, who serves as our principal financial officer and principal accounting officer.

•                  In July 2014, we hired a controller, which is a new position.

•                  We have initiated planning for procedures to provide support for management’s certifications required to be included as exhibit to this report under the Sarbanes-Oxley Act of 2002, including without limitation:

•                  Planning a risk assessment by identifying significant accounts on our consolidated financial statements and mapping significant accounts to transaction cycles.

•                  Intending to perform process flow documentation to identify the key monitoring controls critical to managing a company at our stage of development.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except for the on-going remediation efforts to address the significant deficiencies identified above and the hiring of our controller in July 2014.

PART II — OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

In July 2013, we received notice that a complaint for property damage had been filed in the Los Angeles County Superior Court by the Truck Insurance Exchange against us for $393,592 related to water damage incurred by a printing company on the ground floor of our former office space located in Los Angeles.  This damage is alleged to have occurred in connection with a water leak in our former office in February 2013.  We intend to vigorously defend this action.  We are in the midst of a dispute with our insurance carrier at that time regarding coverage for this incident and we intend to pursue this dispute to ensure that we have coverage of this claim.  Nonetheless, we have determined that a loss is reasonably possible in connection with this matter.  As of September 30, 2014, we had accrued $393,592 for this matter.

ITEM 1A.               RISK FACTORS

This Item 1A is not applicable to us as a smaller reporting company and has been omitted.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the third quarter of 2014, we sold the following equity securities without registration under the Securities Act of 1933, as amended:

On July 10, 2014, we issued to various accredited investors an aggregate of 50,000 shares of common stock and four-year warrants to purchase an aggregate of 15,000 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.3 share of common stock was $4.00.  The exercise price of the warrant is $4.80 per share.  This issuance was the final tranche of our recent private placement.  Gross proceeds of the private placement to us were approximately $35.6 million and net proceeds approximately $31.3 million, after paying $3.6 million of placement agent fees, $0.2 million of estimated offering expenses and $0.5 million of certain accounts payable.  We filed with the SEC a registration statement on Form S-1 on July 14, 2014 registering the offering and resale of 11,633,885 shares of our common stock, including the outstanding shares of common stock and shares of common stock issuable upon exercise of the warrants we issued in the private placement.  This registration statement was declared effective by the SEC on July 31, 2014.

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

Issuer Purchases of Equity Securities

During the third quarter of 2014, we did not purchase any shares of our common stock or other equity securities of ours.

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

Date:  November 12, 2014

RESTORGENEX CORPORATION

By:	/s/ Stephen M. Simes
Stephen M. Simes
Chief Executive Officer (principal executive officer)

By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Chief Financial Officer (principal financial and accounting officer)

RESTORGENEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Bylaws of RestorGenex Corporation	Incorporated by reference to Exhibit 3.1 to RestorGenex’s current report on Form 8-K as filed with the SEC on October 3, 2014 (SEC File No. 0-24477)
10.1	Form of Indemnification Agreement between RestorGenex Corporation and Each of its Directors and Officers	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K as filed with the SEC on October 3, 2014 (SEC File No. 0-24477)
10.2	Lease Agreement dated as of September 4, 2014 by and between RestorGenex Corporation and Riverwalk South, L.L.C.	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K as filed with the SEC on September 10, 2014 (SEC File No. 0-24477)
10.3	Consulting Agreement dated as of July 7, 2014 between RestorGenex Corporation and Jerold Rubinstein	Filed herewith
10.4	Addendum to Executive Employment Agreement of Yael Schwartz, effective July 1, 2014, between RestorGenex Corporation and Yael Schwartz	Incorporated by reference to Exhibit 10.8 to RestorGenex’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014 (SEC File No. 0-24477)
10.5	Addendum to Executive Employment Agreement of David Sherris, effective July 2, 2014, between RestorGenex Corporation and David Sherris	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from RestorGenex’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

Filed herewith