Form 10-K
period 2014-12-31
RestorGenex Corp
filed 2015-04-03
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number 000-24477

RESTORGENEX CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	30-0645032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 East Lake Cook Road, Suite 750
Buffalo Grove, Illinois	60089
(Address of principal executive offices)	(Zip Code)

(847) 777-8092

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sale price at which the common stock was last sold as of June 30, 2014 (the last business day of the registrant’s second fiscal quarter) as quoted by the OTCQB on that date was approximately $58.1 million. For purposes of this computation, all directors, executive officers and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 25, 2015, 18,614,968 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  For more information, see “Part I.  Item 1.  Business — Cautionary Note Regarding Forward-Looking Statements.”

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

This report contains the following trademarks, trade names and service marks of ours: RestorGenex.  This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

ii

PART I

ITEM 1.                                                BUSINESS

We are a specialty biopharmaceutical company focused on developing products for ophthalmology, oncology and dermatology.  Our lead product is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in preclinical development in oncology, specifically glioblastoma multiforme.  Our current pipeline also includes a “soft” anti-androgen compound for the treatment of acne vulgaris.  Our novel inhibition of the PI3K/Akt/mTOR pathway and unique targeting of the androgen receptor show promise in a number of additional diseases, which we are evaluating for the purpose of creating innovative therapies that are safe and effective treatments to satisfy unmet medical needs.

Summary of Product Candidate Pipeline

Our portfolio of product candidates is summarized in the following table:

RES-529 and the PI3K/Akt/mTOR Pathway

A main area of focus for RestorGenex is a family of agents called “palomids” (lead compound: one of our palomids known as “RES-529”) which were developed from a non-steroidal, small molecule drug library through computational design, synthetic and medicinal chemistry.  RES-529 is the result of three generations of design work.  RES-529 is known to have potential applications in ophthalmology, oncology, dermatology, pulmonary fibrosis, central nervous system disorders, biodefense and infectious disease.

RES-529 is a first-in-class, novel approach to inhibition of the PI3K/Akt/mTOR pathway. Rather than interfering with the pathway directly via specific signaling proteins (e.g. PI3K, Akt, mTOR), RES-529’s action results in the loss of the TORC1 and TORC2 protein complexes thus preventing these complexes from generating and potentiating signaling within the pathway.

RES-529 interference with TORC1 and TORC2 results in effects on certain activities of the PI3K/Akt/mTOR pathway that become dysregulated in many disease states:  translation, cell growth, ribosome biogenesis, metabolism, proliferation and authophagy.

RES-529 has been shown to have broad activity and non-clinical efficacy has been demonstrated in models of ocular disease, pulmonary fibrosis, oncology (including glioblastoma, prostate cancer, breast cancer, and lung cancer), central nervous system disorders (including Huntington’s and Parkinson’s disorder), and biodefense (treatment for radiation exposure).

We initially are focusing our development efforts with respect to RES-529 on ophthalmology (specifically age-related macular degeneration) and oncology (specifically glioblastoma multiforme, for which we applied for and received an orphan drug designation from the U.S. Food and Drug Administration, or FDA).

Ophthalmology Market Opportunity and Product Candidates

The specific focus of our prescription ophthalmology business is on pathologies showing an aberrant up-regulation of the PI3K/Akt/mTOR pathway in the area of ophthalmology.  Two human Phase I clinical studies “RES-529” have been completed for age-related macular degeneration, both studies of which showed preliminary evidence of biologic activity and no serious toxicity.  One of the two completed studies was sponsored by Paloma Pharmaceuticals, Inc., a company we acquired in March 2014, using intravitreal administration and was completed in December 2011.  The second study was sponsored and conducted by The National Eye Institute using subconjunctival administration and was completed in July 2012.  We currently are planning additional Phase I/Phase II studies with RES-529 for age-related macular degeneration that we expect to begin in 2016 after we finalize CMC (chemistry, manufacturing and control) work for subconjunctival administration and complete necessary preclinical studies.

The global ophthalmology drug and devices market is witnessing significant growth due to the increasing incidence and prevalence of eye-related disorders, such as macular degeneration, presbyopia and diabetic retinopathy, among the aging population.  As an example, according to the market research firms, EvaluatePharma and Adis R&D Insight, the wet age-related macular degeneration market today is over $5 billion worldwide.

Angiogenesis in the eye underlies the major causes of blindness in both developed and developing nations, including exudative age-related macular degeneration (“AMD”), proliferative diabetic retinopathy (“PDR”), diabetic macular edema (“DME”), central retinal vein occlusion (“CRVO”), neovascular glaucoma, corneal neovascularization (trachoma), and pterygium.

AMD is the leading cause of blindness in people over the age of 55.  AMD is a degenerative disease of the central portion of the retina (the macula) that results primarily in loss of central vision (i.e. peripheral vision is spared).  The prevalence of AMD increases with age, starting after age 50 and becoming more pronounced over age 65.  AMD is more common in whites than other races and more females are affected than males.  Wet AMD has more than $5 billion in worldwide sales.  Currently, approximately 20 million individuals in the United States and the European Union have macular degeneration.  Approximately 10 percent of patients 66 to 74 years of age will have a finding of macular degeneration and prevalence increases to 30 percent in patients 75 to 85 years of age.

While wet AMD accounts for only 10 to 15 percent of AMD cases, it is the cause of more than 80 percent of the cases with severe vision loss.  It may present as acute visual distortion or loss of central vision as a result of retinal bleeding or fluid accumulation.  Symptoms usually appear in one eye but disease is often present in both eyes.  Distortion of straight lines (metamorphopsia) is one of the earliest symptoms.

Approved treatments for wet AMD are limited.  These treatments were brought to market as anti-angiogenic agents, although it appears their activity in patients may revolve more around their ability to inhibit vascular permeability.  These drugs are given via intravitreal injection.  While AMD treatment has improved in recent years, there is a clear need for both more effective therapies as well as treatments that are less invasive. Many such drugs are currently in development.

RES-529 (formerly P529) has completed two Phase I studies in AMD.  Data from these studies have shown RES-529 to be generally well tolerated, in both the intravitreal and subconjunctival clinical studies.  Although the Phase I studies were designed to determine safety, biological activity was observed with reduction in fluid pockets, retinal thinning and cyst reduction.

In ocular diseases, RES-529 may improve vision by simultaneously inhibiting capillary growth, reducing edema and hemorrhage, and, possibly, regress existing disease-causing ocular vessels. RES-529 has shown activity in animal models of macular degeneration and diabetic retinopathy.  In a retinal detachment fibrotic animal model, it has shown nearly complete elimination of retinal scar formation.

Clinical trials for RES-529 will be designed to demonstrate that patients may transition from initial therapy (Lucentis, Avastin, and EYLEA) to RES-529.  This could enable patients to move from frequent intravitreal (into the eyeball) injections to less frequent and less invasive subconjunctival (beneath the lower eyelid between the conjunctiva and sclera) injections every three months.  We believe the macular degeneration indication for RES-529 falls within a therapeutic area that exhibits certain unmet needs with a potential market size of more than $5 billion.

Oncology Market Opportunity and Product Candidates

The global consulting and market research firm Lucintel reported that the global oncology drugs industry experienced significant growth during the past five years and is expected to continue that momentum to reach an estimated $100 billion in 2018.  Lucintel’s study points to an aging population, changing lifestyles, more effective diagnosing, unhealthy eating habits, and an increasing incidence of chronic diseases across the entire global population as supporting growth opportunities for the oncology drugs industry players.

Our novel PI3K/Akt/mTOR pathway inhibitor, RES-529, is in preclinical development for oncology. Through a series of in vitro and in vivo animal models, RES-529 has been shown to have activity in several cancer types due to its ability to target and inhibit the PI3K/Akt/mTOR signal transduction pathway.  RES-529 is a first-in-class inhibitor of both TORC1 and TORC2 that is mechanistically differentiated from other PI3K/Akt/mTOR pathway inhibitors currently in development. Signaling components of the PI3K/Akt/mTOR pathway are central regulators of cell proliferation, growth, differentiation, survival and angiogenesis.  Up to 80 percent of tumor types have been shown to have an aberrant up-regulation of the PI3K pathway.  Activation of this pathway has been observed in glioblastoma patients and is being pursued aggressively as a target for therapeutic intervention.  We have shown activity in both in vitro and in vivo glioblastoma animal models and have demonstrated that RES-529 is orally bioavailable and can cross the blood brain barrier.

RES-529 (formerly P529) has been shown to inhibit tumor growth in subcutaneous xenograft models.  In one study in a fast growing glioblastoma tumor type (C6V10), mice were pretreated with RES-529 at 200 mg per kg twice a day, intraperitoneal for one week.  At the second week, rat glioma cells were injected subcutaneously.  Treatment continued while the tumors were allowed to grow for 21 days.  At termination, the tumor volume was reduced by 70 percent in treated animals compared to control animals.

In another model, examining RES-529 in a slower growing glioblastoma model, mice were injected subcutaneously with U87 glioma cells.  At day three, the mice began treatment with RES-529 at doses of 25 mg and 50 mg per kg twice a day intraperitoneal.  The U87 tumors were allowed to grow for 24 days.  At termination, the tumor volume was reduced by 29 percent for the 25 mg dose and 76 percent for the 50 mg dose demonstrating a significant inhibition of tumor growth and a dose response for RES-529.

RES-529 has been studied extensively in preclinical oncology models.  Similar efficacy in a glioma subcutaneous xenograft model has been seen regardless of route of administration (iv, po, or ip).  Penetration of the blood brain barrier has been demonstrated with pharmacologically active levels reached in murine brain.  Potent effects have been demonstrated in multiple tumor types in NCI60 cell line panel.  In addition, efficacy in breast cancer orthotopic xenografts has been demonstrated, as has synergy with radiotherapy and chemotherapy in prostate cancer xenografts.

We believe glioblastoma represents substantial financial upside given the significant unmet medical need due to limited and modestly effective therapies.  We plan to complete necessary work to start a Phase I/II glioblastoma human clinical trial in 2016.  We also plan to initiate Phase II studies in other tumor types once the RES-529 maximum tolerated dose is determined in the initial portion of the glioblastoma study.  We intend to focus in areas where preclinical evidence of activity has been demonstrated, specifically breast, prostate and/or lung cancers.

In January 2015, the FDA granted orphan drug designation for RES-529 for the treatment of glioblastoma multiforme.  Orphan drug designation, as granted by the U.S. Orphan Drug Act, is for a product to treat a rare disease or condition that affects fewer than 200,000 people in the United States.  Orphan drug designation qualifies the sponsor of the product for a tax credit and seven years of marketing exclusivity.

The worldwide market for glioblastoma is projected to grow from approximately $1 billion in 2013 to $4.5 billion by 2020 (a compound annual growth rate of approximately 28%) according to EvaluatePharma and Adis R&D Insight.  Growth will be driven primarily by new agents.  Current standard of care products are Temodar, Avastin and Gliadel Wafer.  The median survival with only supportive care is less than six months. The median survival with aggressive chemotherapy in combination with radiotherapy is 12 to 15 months.

Potential advantages of RES-529 include activity shown in multiple in vitro and in vivo animal models for glioblastoma with evidence that it can pass the blood brain barrier.  RES-529 has a first-in-class mechanism of action exerting PI3K/Akt/mTOR pathway control potentially above other drugs targeting this pathway.

Dermatology Market Opportunity and Product Candidates

Our prescription dermatology business is based primarily upon a “soft” anti-androgen, known as “RES-440,” which is under development for the treatment of acne vulgaris.  RES-440 has completed in vitro and in vivo proof-of-concept studies in tissue and animal models.  We currently are working on synthesis and formulations of products and are planning Phase I/Phase II studies in 2016 for the treatment of acne.

Excess androgens (testosterone-like hormones) in the skin of both men and women can lead to the overproduction of sebum which can block skin pores and lead to localized infection and inflammation.  An anti-androgen applied to the skin can block the actions of androgens and heal acne.  In some women, excess skin androgen can lead to unwanted localized hair growth (hirsutism).  An anti-androgen applied to those skin areas can minimize excess body hair growth caused by excess androgens in the skin. Paradoxically, excess androgen in the scalp can cause androgenic alopecia or baldness and is the most common cause of hair loss affecting both men and women.  An anti-androgen applied to the scalp at the first signs of thinning can block the actions of testosterone-like hormones.  Hair thinning in some women coincides with menopause when the balance between estrogen levels and androgen levels changes.  Although our lead focus for RES-440 is the treatment of acne, we will evaluate other potential uses as we make progress in our product development.  Additional indications could include hirsutism, androgenic alopecia and seborrhea.

We believe that the worldwide anti-acne market is approximately $2.8 billion and constitutes the largest prescription market in dermatology.  Currently available prescription anti-acne products are associated with undesirable side effects, such as skin irritation, photosensitivity, hypopigmentation and GI-upset.  Hirsutism affects about 10% of the female population and Americans spend $1 billion annually for the removal of unwanted hair.  Androgenic baldness is a greatly underserved market and is primed for a safe, effective, non-invasive treatment.  It affects both men and women, and women constitute nearly half of the hair-loss market.  In the United States alone, consumers spend $1.2 billion annually on topical treatments for thinning hair.  We believe that this market is greatly underserved and in need of safe and non-invasive remedies.

The expected major metabolite of RES-440 has no detectable androgen-receptor affinity or ability to interfere with the androgenic effects of endogenous androgens. In vivo proof-of-concept studies in the Golden Syrian Hamster showed local activity without affecting internal androgen sensitive tissues.  The Golden Syrian Hamster model has been used as a model for topical anti-androgens.  Since acne, seborrhea, hirsutism and alopecia are all caused by excess androgens in the skin or scalp, the Golden Syrian Hamster model is a good predictor of androgen-sensitive functional activity.  In this animal, the sebaceous gland flank organ spots are visible as a dark raised spot on each flank.  In castrated animals, these flank gland organs will gradually diminish and disappear over 14-21 days.  The application of dihydrotestostereone or other androgens can restore the flank gland spots in castrated hamsters.  Topical doses of RES-440 from 10 to 300 µg/day were administered to male Golden Syrian Hamsters following a protocol that has been used to evaluate the effects of flutamide (a known anti-androgen with systemic effects).  In addition to monitoring the untreated flank organ size for systemic effects, androgen-sensitive tissues collected at the end of the experiment were weighed and compared to vehicle-treated intact animals and castrated controls.  The results of the Golden Syrian Hamster study with RES-440 are shown below:

As shown above, RES-440 treatment resulted in a significant dose-related reduction in the treated flank organ size.  Moreover, the untreated flank organ size was unaffected by RES-440 over the course of the study.  This demonstrates differentiation from the published effects of topical flutamide.  In addition there was no evidence of systemic anti-androgen effects on any of the five most androgen sensitive internal tissues analyzed at the end of the 21-day study of RES-440.

The melting point of RES-440 is 40-42°C, just above body temperature, making it ideal for permeation into the pilosebaceous unit of the skin where the androgen receptors are found.  In summary, RES-440 may have the ideal topical anti-androgenic drug profile for the treatment of acne, seborrhea, alopecia and hirsutism; it is very potent at the androgen receptor, has a short half-life with no active anti-androgenic metabolites.

Description of Other Indications/Products

We have rights to and own technologies and potential products beyond just those described above.  It is our strategy to focus at the current time on ophthalmology, oncology and dermatology, specifically wet AMD, gliobastoma and acne, as described in this report.  Beyond the potential products described in this report, we intend to continue to review our technologies and potential products on a regular basis and consider internal development in the future and the potential to out-license portions of our technology and potential products to other biopharmaceutical companies with greater focus and resources than ours or potentially in-license late stage products which are in or ready for human clinical trials.  These other indications include for example the use of our palomids in certain CNS disorders (i.e., Huntington’s disease and Parkinson’s disease), pulmonary fibrosis and biodefense.

In addition, we have developed small molecule zinc-finger transcription factor inhibitors/activators.  Zinc finger transcription factors are a subset of transcription factors utilizing zinc at its core for activity.  Transcription factors are proteins that bind to specific parts of DNA that control the transfer of genetic information from DNA to RNA.  RNA in turn directs the protein making machinery to manufacture one or more proteins controlled by the transcription factor.  Small molecule zinc-finger transcription factor inhibitors/activations can specifically inhibit or activate the synthesis of one or more proteins controlled by the particular transcription factor.

Many diseases can be linked to the activation of particular proteins whose synthesis is controlled by transcription factors.  Inhibition or activation of such transcription factors could be a means of controlling disease pathology.  Since transcription factors are functionally closer to the ultimate pathological protein(s), specific inhibition or activation of transcription factors may result in a greater degree of specificity providing an improved benefit to risk ratio compared to other treatments.  This may have advantage over conventional small molecule drugs that directly inhibit their target protein through a one-to-one interaction as transcription factor inhibitors will turn off or on pathological protein manufacturing capability at its source.

Subject to prioritization and available resources, we may expand or out-license our work with zinc finger small molecule drug development to conduct IND enabling studies and Phase I clinical development in oncology.  We are not aware of any other company developing small molecule drugs targeting the disruption of the zinc finger transcription factor and DNA interaction.

Competition

Our industry is highly competitive and subject to rapid and significant change. Potential competitors in the United States are numerous and include major pharmaceutical and specialty pharmaceutical companies, universities and other institutions.  In general, competition in the pharmaceutical industry can be divided into four categories:  (1) corporations with large research and developmental departments that develop and market products in many therapeutic areas; (2) companies that have moderate research and development capabilities and focus their product strategy on a small number of therapeutic areas; (3) small companies with limited development capabilities and only a few product offerings; and (4) university and other research institutions.  Many of our competitors have longer operating histories, greater name recognition, substantially greater financial resources and larger research and development staffs than we do, as well as substantially greater experience than us in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products.  A significant amount of research is carried out at academic and government institutions.  These institutions are aware of the commercial value of their findings and are aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.  Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel therapies that are more effective, safer or less costly than our current or future product candidates, or obtain regulatory approval for their products more rapidly than we may obtain approval for our product candidates.  In addition, the first product to reach the market in a therapeutic or preventative area is often at a significant competitive advantage relative to later entrants in the market and may result in certain marketing exclusivity as per federal legislation.  Acceptance by physicians and other health care providers, including managed care groups, also is critical to the success of a product versus competitor products.  Our success will be based in part on our ability to identify, develop and manage a portfolio of product candidates that are safer and more effective than competing products.

There are several firms currently marketing or developing products that may be competitive with our products.  We believe RES-529 is a first-in-class PI3K/Akt/mTOR pathway inhibitor.  Other companies also are developing drugs to target this pathway, notably AstraZeneca plc, OSI Pharmaceuticals, Inc., Wyeth Pharmaceuticals, ARIAD Pharmaceuticals, Inc. and Takeda Pharmaceutical Company Limited having small molecule drug inhibitors in the clinic.  We believe that success in the development of other PI3K/Akt/mTOR acting inhibitor drugs may increase the value of the drugs in our pipeline by potentially creating bigger markets for products similar to ours.

If approved for the treatment of AMD, we anticipate that RES-529 would compete with a number of therapies currently marketed for age-related macular degeneration, including established drugs such as Lucentis and Avastin, which are marketed by Genentech (a member of the Roche Group) in the United States, and EYLEA, which is marketed by Regeneron Pharmaceuticals, Inc. in the United States.  In addition to established therapies, there are a number of new drug candidates in clinical trials or being developed by others that potentially could be used to treat AMD and compete with RES-529.

If approved for the treatment of acne, we anticipate that RES-440 would compete with other approved prescription acne products, including topical retinoids, topical antimicrobial products, oral antibiotics, oral isotretinoin products and oral hormonal therapies.  In addition to approved prescription acne therapies, a number of prescription products are used off-label for the treatment of acne.  In addition to prescription acne therapies, a wide range of over-the-counter and device products are used to treat acne, including over-the-counter benzoyl peroxide products and skin cleansers.  In addition to commercially available products, there are several product candidates in development that potentially could be used to treat acne and compete with RES-440.

Research and Product Development

We spent approximately $2.9 million in 2014 and $0.3 million in 2013 on research and product development activities.  We anticipate that our research and development expenses during 2015 will increase compared to 2014 and will consist primarily of expenses associated with the synthesis and formulations of our products in development, additional preclinical studies and planning for Phase I/Phase II studies.

Intellectual Property

Our success depends and will continue to depend in part upon our ability to maintain our exclusive licenses, to obtain and maintain proprietary protection for our products and technologies, to preserve our proprietary information, trademarks and trade secrets and to operate without infringing the proprietary rights of others.  Our policy is to attempt to protect our technology by, among other things, filing patent applications on inventions that are important to the development and conduct of our business with the U.S. Patent and Trademark Office, or USPTO, and its foreign counterparts or obtaining license rights for technology that we consider important to the development of our business.

As of March 25, 2015, we own or have an exclusive license to two issued U.S. patents and six issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and 26 pending patent applications worldwide, covering the product candidates we currently intend to develop.  Of these patents and patent applications:

•                  There is one issued U.S. patent, 8,475,776, five foreign issued patents and 25 patent applications pending worldwide relating to RES-529. The issued RES-529 patents contain claims directed to compositions and methods for treating diseases involving angiogenesis using RES-529 and its derivatives.  The pending applications are directed to compositions and methods for treating diseases involving angiogenesis, methods of treating fibrotic disorders and treating radiation damage.  The issued U.S. and foreign patents relating to RES-529 will expire between 2026 and 2032 and the pending U.S. and foreign patent applications relating to RES-529, if issued, will expire between 2026 and 2032.

•                  There is one issued U.S. patent, U.S. 8,552,061, related to RES-440 and one Japanese patent, both of which contain claims directed to anti-androgenic compounds and methods for the treatment of androgen excess in the skin using the anti-androgenic compounds.  A pending RES-440 patent application contains similar claims.  The issued U.S. and foreign patents relating to RES-440 will expire between 2028 and 2030 and the pending U.S. and foreign patent applications relating to RES-440, if issued, will expire between 2022 and 2028.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained.  The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

In addition to patents, we use other forms of protection, such as trademark, copyright and trade secret protection, to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable.  We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach will provide us with proprietary positions for our product candidates, where available.

We also protect our proprietary information by requiring our employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement.  Agreements with our employees also prevent them from bringing the proprietary rights of third parties to us.  In addition, we also require confidentiality or service agreements from third parties that receive our confidential information or materials.

License Agreement

We are party to an exclusive license agreement with Yale University pursuant to which we have a worldwide exclusive license to practice, enforce and otherwise exploit certain patent rights, know-how and data related to RES-440.  The licensed patent under the exclusive license agreement includes U.S. Pat. No. 8,552,061 and corresponding applications in Europe and Japan, which cover anti-androgenic compounds (having a particular claimed chemical structure) for the treatment of excess androgens in the skin (i.e. resulting in acne, baldness and hirsutism).  The license agreement requires us to use reasonable commercial efforts to develop and commercialize products using the licensed patent rights, know-how and data.

Under the license agreement, we are required to pay an annual license maintenance royalty of $20,000 until we start to pay minimum royalty payments.  We also are required to pay up to $1.85 million upon the achievement of specified development, commercialization and other milestones related to each licensed product.  In addition, we are obligated to pay Yale University low-to-mid single-digit royalties on net product sales and minimum annual royalty payments commencing on the first anniversary of the first sale of a licensed product.

We are permitted to grant sublicenses to the licensed rights and may assign the license agreement upon a change of control.  The license agreement will terminate automatically if we experience certain insolvency events.  Yale University may terminate the license agreement if we fail to make any payment when due or commit a material breach of the license agreement, subject to applicable cure provisions, or fail to obtain or maintain adequate insurance.  We may terminate the license agreement at any time on 90 days notice to Yale University and payment of all amounts then due and owing or if Yale University commits a material breach of the license agreement, subject to applicable cure provisions.  Subject to earlier termination, the license agreement remains in effect until the date that the last patent or patent application in the licensed patent rights has expired or been revoked, invalidated or abandoned.  As of March 25, 2015, the last-to-expire issued patent relating to RES-440 that we license under the license agreement with Yale University expires in 2030.

Government Regulation

FDA Drug Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA.  The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products.  Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought.  Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product.  The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices.  The results of preclinical testing are submitted to the FDA as part of an IND, along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol.  Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans.  If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator.  Clinical trials must be conducted: (1) in compliance with federal regulations; (2) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; and (3) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.  Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.  The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval at each site at which the clinical trial will be conducted.  An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness.  Phase 2 usually involves trials in a limited patient population to determine metabolism, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks.  If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well-controlled Phase 3 clinical trials with statistically significant results to demonstrate the efficacy of the drug.  A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of an effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States.  The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls.  The cost of preparing and submitting an NDA is substantial.  The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and sponsor under an approved new drug application are also subject to annual product and establishment user fees.  These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review.  The FDA has agreed to certain performance goals in the review of new drug applications.  Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists.  For certain drugs, priority review is further limited only for drugs intended to treat a serious or life-threatening disease relative to the currently approved products.  The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved.  The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured.  The FDA will not approve the product unless compliance with current good manufacturing practice, or cGMP, is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter.  A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application.  If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter.  The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.  As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks.  REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use, or ETASU.  ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug.  Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy.  Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented.  An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product.  Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug.  Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product.  Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book.  Specifically, the applicant must certify that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the new product.  The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.  If the applicant does not challenge the listed patents, the ANDA will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification.  If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA.  The NDA and patent holders may then commence a patent infringement lawsuit in response to the notice of the Paragraph IV certification.  The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug.  Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change.

An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed.  If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification and, thus, no ANDA may be filed before the expiration of the exclusivity period.

Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2), or 505(b)(2), NDA, which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application.

505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference.  If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product.  The FDA may also require companies to perform additional studies or measurements to support the change from the approved product.  The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.  Thus approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase, the time between IND application and NDA submission, and all of the review phase, the time between NDA submission and approval, up to a maximum of five years.  The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence.  The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times.  For each interim patent extension granted, the post-approval patent extension is reduced by one year.  The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely.  Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements.  For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.  Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA.  The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, or REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product.  In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval.  Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies.  Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs.  Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs.  Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Pediatric Information

Under the Pediatric Research Equity Act, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective.  The FDA may grant full or partial waivers, or deferrals, for submission of data.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity, patent or non-patent, for a drug if certain conditions are met.  Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe.  Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information.  Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.  Competitors may use this publicly-available information to gain knowledge regarding the progress of development programs.

Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to regulations of other countries governing any clinical trials and commercial sales and distribution of our product candidates.  Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas.  Certain countries outside of the United States have a process similar to the FDA’s that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively.  Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure.  The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders or diabetes and is optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states.  The decentralized procedure provides for mutual recognition of national approval decisions.  Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states.  Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval.  If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Anti-Kickback and False Claims Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry.  These laws include, among others, anti-kickback statutes, false claims statutes and other statutes pertaining to healthcare fraud and abuse.  The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs.  The Patient Protection and Affordable Care Act, or PPACA, as amended, amended the intent element of the federal anti-kickback statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it.  This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other.  Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Federal false claims laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid.  This includes claims made to programs where the federal government reimburses, such as Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule.  Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate federal false claims laws.  Additionally, PPACA amended the federal healthcare program anti-kickback statute such that a violation of that statute can serve as a basis for liability under certain federal false claims laws.

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offerer or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular supplier, and the healthcare fraud and false statements statutes, which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations, or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.

Violations of these federal healthcare fraud and abuse laws are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.

Other Federal and State Regulatory Requirements

The Centers for Medicare & Medicaid Services, or CMS, has issued a final rule pursuant to PPACA that requires certain manufacturers of prescription drugs to annually collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  Manufacturers were required to begin collecting information on August 1, 2013, with the first reports due March 31, 2014.  The reported data is posted in searchable form on a public website. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners and entities in these states.  Other states prohibit various other marketing-related activities.  Still other states require the posting of information relating to clinical studies and their outcomes.  In addition, California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs and marketing codes.  Several additional states are considering similar proposals. Some of the state laws are broader in scope than federal laws.  Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

Reimbursement

Sales of any of our product candidates that are approved will depend, in part, on the extent to which the costs of our approved products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations.  These third-party payors are increasingly challenging the prices charged for medical products and services.  Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort.  The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products.  Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.  If any of our products are approved and these third-party payors do not consider our approved products to be cost-effective compared to other therapies, they may not cover our approved products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our approved products on a profitable basis.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries.  Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans.  Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level.  However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee.  Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval.  However, any negotiated prices for our approved products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain.  Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates.  Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

The ARRA provides funding for the federal government to compare the effectiveness of different treatments for the same illness.  A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to the U.S. Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any approved product, if any such product or the condition that it is intended to treat is the subject of a study.  It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates.  If third-party payors do not consider our approved products to be cost-effective compared to other available therapies, they may not cover our approved products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our approved products on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, is expected to have a significant impact on the health care industry.  The ACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of the ACA on pharmaceutical companies, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which has not yet occurred. In addition, although the U.S. Supreme Court upheld the constitutionality of most of the ACA, some states have indicated that they intend to not implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal parts of the ACA.  These challenges add to the uncertainty of the legislative changes enacted as part of ACA.

In addition, in some non-U.S. jurisdictions, the proposed pricing for a product candidate must be approved before it may be lawfully marketed.  The requirements governing drug pricing vary widely from country to country.  For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use.  A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.  There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates.  Historically, product candidates launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Manufacturing and Supply

We do not have any facilities suitable for manufacturing on a commercial scale basis any of our product candidates nor do we have any experience in volume manufacturing.  We currently use third-party current Good Manufacturing Practices (cGMP) contract manufacturing organizations, or CMOs, to manufacture our product candidates for our preclinical studies and clinical trials and intend to continue doing so in the future in accordance with FDA and other appropriate regulations.  We anticipate that these CMOs will have capacity to support commercial scale, but we do not have any formal agreements at this time with any of these CMOs to cover commercial production.  We also may elect to pursue other CMOs for manufacturing supplies for later-stage trials and for commercialization.  We currently have no plans to establish a manufacturing capability, but rather plan to continue to rely on third-party cGMP manufacturers for any future trials and commercialization of our product candidates for which we retain manufacturing responsibility.

Sales and Marketing

We currently have no sales and marketing personnel to sell any of our product candidates on a commercial basis if and when our product candidates received required regulatory approvals.  If and when we are ready to launch commercially a product, we will either contract with or hire qualified sales and marketing personnel or seek a joint marketing partner or licensee to assist us with this function.

Employees

As of December 31, 2014, we had eight employees, including four in product development and four in management or administrative positions.  We also retain independent consultants to support our organization. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

Corporate Information and History

We are a Nevada corporation.  We changed our name to RestorGenex Corporation in March 2014.  Our principal executive offices are located at 2150 East Lake Cook Road, Suite 750, Buffalo Grove, Illinois 60089.  Our telephone number is (847) 777-8092, and our Internet web site address is www.restorgenex.com.  The information contained on our web site or connected to our web site is not incorporated by reference into and should not be considered part of this annual report on Form 10-K.

Prior to our repositioning as a specialty biopharmaceutical company in 2013, we operated various entertainment and sports events businesses, which we acquired in a series of acquisitions beginning in March 2008.

In March 2008, pursuant to an agreement and plan of merger dated August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 495,000 shares of its common stock for all issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly owned subsidiary of Feris and the surviving entity for accounting purposes.  In July 2008, Feris’s corporate name was changed to Stratus Media Group, Inc.  PSEI specialized in various entertainment and sports events that it owned and operated.  PSEI also owned Stratus Rewards LLC that planned to operate a credit card rewards program.  In June 2011, we acquired shares of series A convertible preferred stock of ProElite, Inc. (“ProElite”) that organized and promoted mixed martial arts (“MMA”) matches.  These holdings of series A convertible preferred stock provided us voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.  During the first quarter of 2013, we decided to focus on the MMA business and temporarily suspended development of our other businesses.  Because of lack of working capital at that time, we suspended operations of ProElite effective June 30, 2013.  Following the repositioning of our company as a specialty biopharmaceutical company, our Board of Directors voted to discontinue the operations of ProElite effective March 31, 2014.  We intend to dissolve ProElite during 2015.

In 2013, in order to reposition our company as a specialty biopharmaceutical company, our Board of Directors authorized management to pursue acquisition opportunities in the life sciences sector in view of the experience and expertise in that area of our largest stockholders, Sol J. Barer and Isaac Blech.  In November 2013, we completed the acquisition of Canterbury Laboratories, LLC and Hygeia Therapeutics, Inc.  On March 28, 2014, we completed the acquisition of Paloma Pharmaceuticals, Inc. and VasculoMedics, Inc.

Effective September 30, 2013, we entered into an agreement and plan of merger with Canterbury Acquisition LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as holder representative, pursuant to which we acquired through a merger all of the capital stock of Canterbury and Hygeia, with Canterbury and Hygeia becoming our wholly owned subsidiaries.  Canterbury and Hygeia (the “Canterbury Group”) are related companies that were engaged in the development of pharmaceuticals and cosmeceuticals (cosmetic products with “drug-like” benefits) which, depending on the specific product involved, may treat acne, hirsutism (unwanted hair) and alopecia (thinning hair) and may revitalize hormonally-aged skin and hair in women over the age of 45.  The Canterbury Group licensed the technology underlying its proposed products on an exclusive basis from Yale University.  The consideration for the mergers was the issuance by us of an aggregate of 1,150,116 shares of our common stock issued to the stakeholders of Canterbury and Hygeia.  Closing of the mergers occurred on November 18, 2013.

As we continued to position our company as a specialty biopharmaceutical company, in early March 2014, we appointed Stephen M. Simes as our Chief Executive Officer.  Mr. Simes is an executive with extensive experience in the pharmaceutical and biotechnology industry.

On March 3, 2014, we entered into an agreement and plan of merger with Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and holder representative, pursuant to which we agreed to acquire all of the capital stock of Paloma, with Paloma becoming our wholly owned subsidiary.  On March 28, 2014, the merger with Paloma was closed and we issued an aggregate of 2,500,000 shares of common stock to all the holders of Paloma common stock and its derivative securities, which included the assumption of promissory notes of Paloma in the aggregate amount (principal and interest at that time) of $1,151,725 to be paid on the first anniversary of the closing of the Paloma merger.  Paloma had developed a non-steroidal, synthetic, small molecule drug library that may have potential applications in ophthalmology, cancer, dermatology, biodefense and anti-viral application.  The lead product, RES-529, targets and inhibits the PI3K/Akt/mTOR signal transduction pathway, specifically as a first-in-class dual TORC1/TORC2 inhibitor.

Also on March 3, 2014, we entered into an agreement and plan of merger with VasculoMedics Acquisition, Inc., VasculoMedics, Inc. (“VasculoMedics”) and David Sherris, Ph.D., pursuant to which we agreed to acquire all of the capital stock of VasculoMedics, with VasculoMedics becoming our wholly owned subsidiary.  The VasculoMedics merger was concurrently closed with and was a condition to the closing of the Paloma merger on March 28, 2013.  In the VasculoMedics merger, we issued an aggregate of 220,000 shares of common stock to the VasculoMedics stockholders.  VasculoMedics was founded as a platform epigenetic company to develop orally available small molecular inhibitors of zinc finger transcription factors.  Zinc finger transcription factors are a subset of transcription factors utilizing zinc at its core for activity.

On March 7, 2014, we effected a reverse stock split of one-for-100 of our common stock, and we changed our corporate name from Stratus Media Group, Inc. to RestorGenex Corporation.  All share and per share amounts in this report have been adjusted to reflect the one-for-100 reverse split of outstanding common stock.

Effective May 27, 2014, we appointed Phillip B. Donenberg as our Chief Financial Officer, and effective August 4, 2014, we appointed Mark A. Weinberg, M.D. as Senior Vice President — Clinical Development.  Both Mr. Donenberg and Dr. Weinberg have extensive experience in the pharmaceutical and biotechnology industry.

Available Information

We make available, free of charge and through our Internet web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We also make available, free of charge and through our Internet web site, to any shareholder who requests, the charters of our board committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics.  Requests for copies can be directed to Investor Relations at (847) 777-8092.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in news releases or reports, on its Internet web site or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our business, operating results and financial condition.  We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” and “continue,” the negative of these words, other words and terms of similar meaning and the use of future dates.  These forward-looking statements may be contained in this section, the notes to our financial statements and elsewhere in this report, including under the heading “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our forward-looking statements generally relate to:

•                  the status of our product development programs;

•                  our future operating expenses, anticipated burn rate and whether and how long our existing cash and cash equivalents will be sufficient to fund our operations;

•                  the market size and market acceptance of our product candidates;

•                  the effect of new accounting pronouncements and future health care, tax and other legislation; and

•                  our substantial and continuing losses.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses as well as matters specific to us.  Some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements are described under the heading “Part I.  Item 1A. Risk Factors” below.  We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Part I.  Item 1A. Risk Factors” below, as well as others that we may consider immaterial or do not anticipate at this time.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct.  Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading “Part I. Item 1A. Risk Factors.”  The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our operating results or financial condition, may emerge from time to time.  We assume no obligation to update our forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on

Form 10-Q and current reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

ITEM 1A.                                       RISK FACTORS

The following are significant factors known to us that could materially harm our business, operating results or financial condition or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report:

Risks Related to Development, Regulatory Approval and Commercialization

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, which include primarily RES-529 and RES-440, which are in early stage development.

Our portfolio of product candidates includes RES-529, which is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in preclinical development for glioblastoma multiforme, and RES-440, which is a “soft” anti-androgen compound for the treatment of acne vulgaris.  In addition, our RES-529 and of its novel approach to inhibition of the P13K/Akt/mTOR pathway may have potential applications in ophthalmology, oncology, dermatology, pulmonary fibrosis, central nervous system disorders and biodefense.  The success of our business, including our ability to finance our company and generate any revenue in the future, primarily will depend on the successful development, regulatory approval and commercialization of our product candidates.  In the future, we may also become dependent on one or more of other product candidates or any future product candidates that we may in-license, acquire or develop.

The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•                  the ability to raise additional capital on acceptable terms, or at all;

•                  timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•                  whether we are required by the U.S. Food and Drug Administration or similar foreign regulatory agencies to conduct additional clinical trials beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

•                  acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

•                  our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities, the safety and efficacy of our product candidates or any future product candidates;

•                  the prevalence, duration and severity of potential side effects experienced with our product candidates or future approved products, if any;

•                  the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•                  achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our product candidates or any future product candidates or approved products, if any;

•                  the ability of third parties with whom we contract to manufacture clinical trial and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

•                  a continued acceptable safety profile during clinical development and following approval of our product candidates or any future product candidates;

•                  our ability to successfully commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

•                  acceptance by physicians and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

•                  our and our partners’ ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates;

•                  our and our partners’ ability to avoid third-party patent interference or intellectual property infringement claims; and

•                  our ability to in-license or acquire additional product candidates or commercial-stage products that we believe can be successfully developed and commercialized.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to obtain regulatory approvals or commercialize our product candidates.  Even if regulatory approvals are obtained, we may never be able to successfully commercialize any of our product candidates.  Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of our product candidates or any future product candidates to continue our business.

We expect to incur significant operating expenses and expect to require substantial additional financing to achieve our goals, which we may not be able to obtain when needed and on acceptable terms, or at all.  We have a history of losses and may not be able to achieve or maintain profitability, which could cause our business and operating results to suffer.

We are an early clinical-stage specialty biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects.  We are not profitable and we expect to incur significant losses for the foreseeable future.  We incurred net losses of $14.4 million and $2.5 million for the years ended December 31, 2014 and 2013.  As of December 31, 2014, we had an accumulated deficit of $75.3 million.

We have financed our operations primarily through the sale of equity securities and convertible debt securities. We expect that most of our resources will be dedicated to the preclinical and clinical development of our product candidates.  The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.

As of December 31, 2014, we had capital resources consisting of cash and cash equivalents of $21.9 million. We expect to continue to expend substantial cash resources for the foreseeable future for the preclinical and clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue.  We anticipate that these expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, as well as marketing and selling any products approved for sale.  In addition, other unanticipated costs may arise.  Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through at least the next 12 months.  We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect.  Our currently anticipated expenditures for the development of our product candidates exceed our existing cash and cash equivalents.  Therefore, we will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

The amount and timing of our future funding requirements will depend on many factors, including:

•                  the timing, rate of progress and cost of any preclinical and clinical trials and other product development activities for our current and any future product candidates that we develop, in-license or acquire;

•                  the results of the clinical trials for our product candidates in the United States and any foreign countries;

•                  the timing of, and the costs involved in, FDA approval and any foreign regulatory approval of our product candidates, if at all;

•                  the number and characteristics of any additional future product candidates we develop or acquire;

•                  our ability to establish and maintain strategic collaborations, licensing, co-promotion or other arrangements and the terms and timing of such arrangements;

•                  the cost of commercialization activities if our current or any future product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;

•                  the degree and rate of market acceptance of any approved products;

•                  costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;

•                  costs and timing of completion of any additional outsourced commercial manufacturing or supply arrangements that we may establish;

•                  costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;

•                  costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;

•                  costs associated with any product recall that could occur;

•                  costs of operating as a public company;

•                  the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•                  costs associated with any acquisition or in-license of products and product candidates, technologies or businesses; and

•                  personnel, facilities and equipment requirements.

We cannot be certain that additional funding will be available on acceptable terms, or at all.  Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.  In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans.

In order to fund the development and potential commercialization of our product candidates, we also may need to enter into collaboration agreements with pharmaceutical and biotechnology companies.  Our ability to establish and maintain these collaborations is highly uncertain and subject to a number of variables.  Under these arrangements, we may be responsible for substantial costs in connection with the clinical development, regulatory approval or the commercialization of a partnered product candidate.  Furthermore, the payments we could receive from our potential collaboration partners may be subject to numerous conditions and may ultimately be insufficient to cover the cost of this development and commercialization.

If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts, or other aspects of our business plan. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

Clinical drug development for our product candidates is very expensive, time-consuming and uncertain.  Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.

Clinical drug development for our product candidates is very expensive, time-consuming, difficult to design and implement and its outcome is inherently uncertain.  Before obtaining regulatory approval for the commercial sale of a product candidate, we must demonstrate through clinical trials that a product candidate is both safe and effective for use in the target indication.  Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization.  Our product candidates are in early stages of development.  We expect that clinical trials for these product candidates will take several years, but may take significantly longer than expected to complete.  In addition, we, any partner with which we may in the future collaborate, the FDA, an IRB or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:

•                  discovery of serious or unexpected toxicities or side effects experienced by study participants or other safety issues;

•                  lack of effectiveness of any product candidate during clinical trials or the failure of our product candidates to meet specified endpoints;

•                  slower than expected rates of subject recruitment and enrollment rates in clinical trials resulting from numerous factors, including the prevalence of other companies’ clinical trials for their product candidates for the same indication, or clinical trials for indications for which patients do not as commonly seek treatment;

•                  difficulty in retaining subjects who have initiated a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

•                  difficulty in obtaining IRB approval for studies to be conducted at each site;

•                  delays in manufacturing or obtaining, or inability to manufacture or obtain, sufficient quantities of materials for use in clinical trials;

•                  inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;

•                  changes in applicable laws, regulations and regulatory policies;

•                  delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical regulatory organizations, or CROs, clinical trial sites and other third-party contractors;

•                  inability to add a sufficient number of clinical trial sites;

•                  uncertainty regarding proper dosing;

•                  failure of our CROs or other third-party contractors to comply with contractual and regulatory requirements or to perform their services in a timely or acceptable manner;

•                  failure by us, our employees, our CROs or their employees or any partner with which we may collaborate or their employees to comply with applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security and recordkeeping for drug products;

•                  scheduling conflicts with participating clinicians and clinical institutions;

•                  failure to design appropriate clinical trial protocols;

•                  insufficient data to support regulatory approval;

•                  inability or unwillingness of medical investigators to follow our clinical protocols; or

•                  difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data.

In the case of our topical product candidates, we are seeking to deliver sufficient concentrations of the active pharmaceutical ingredient, or API, through the skin barrier to the targeted dermal tissue to achieve the intended therapeutic effect.  As a result, safety and efficacy can be difficult to establish.  The topical route of administration may involve new dosage forms, which can be difficult to develop and manufacture and may raise novel regulatory issues and result in development or review delays.

We or any partner with which we may collaborate may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials.  In the event that we or our potential partners abandon or are delayed in the clinical development efforts related to our product candidates, we may not be able to execute on our business plan effectively and our business, financial condition, operating results and prospects would be harmed.

We may be unable to obtain regulatory approval for RES-529 or RES-440 for the indications of which we are seeking or our other future product candidates under applicable regulatory requirements.  The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates.  The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize any of our current or future product candidates.  The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export, and reporting of safety and other post-market information related to our drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries, and such regulations differ from country to country.  We are not permitted to market any of our current product candidates in the United States until we receive approval of a new drug application, or NDA, or other applicable regulatory filing from the FDA.  We are also not permitted to market any of our current product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries.

To gain approval to market a new drug, such as RES-529 or RES-440, the FDA and foreign regulatory authorities must receive preclinical and clinical data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA or other applicable regulatory filing.  The development and approval of new drug products involves a long, expensive and uncertain process, and delay or failure can occur at any stage.  A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials.  These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct.

The FDA and foreign regulatory bodies have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons, including:

•                  the FDA or the applicable foreign regulatory body may disagree with the design or implementation of one or more clinical trials;

•                  the FDA or the applicable foreign regulatory body may not deem a product candidate safe and effective for its proposed indication, or may deem a product candidate’s safety or other perceived risks to outweigh its clinical or other benefits;

•                  the FDA or the applicable foreign regulatory body may not find the data from preclinical studies and clinical trials sufficient to support approval, or the results of clinical trials may not meet the level of statistical or clinical significance required by the FDA or the applicable foreign regulatory body for approval;

•                  the FDA or the applicable foreign regulatory body may disagree with our interpretation of data from preclinical studies or clinical trials performed by us or third parties, or with the interpretation of any partner with which we may collaborate;

•                  the data collected from clinical trials may not be sufficient to support the submission of an NDA or other applicable regulatory filing;

•                  the FDA or the applicable foreign regulatory body may require additional preclinical studies or clinical trials;

•                  the FDA or the applicable foreign regulatory agency may identify deficiencies in the formulation, quality control, labeling or specifications of our current or future product candidates;

•                  the FDA or the applicable foreign regulatory agency may require clinical trials in pediatric patients in order to establish pharmacokinetics or safety for this more drug-sensitive population;

•                  the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials;

•                  the FDA or the applicable foreign regulatory agency also may approve our current or any future product candidates for a more limited indication or a narrower patient population than we originally requested;

•                  the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates;

•                  the FDA or the applicable foreign regulatory body may not approve of the manufacturing processes, controls or facilities of third-party manufacturers or testing labs with which we contract; or

•                  the FDA or the applicable foreign regulatory body may change its approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.  Our product candidates may not be approved by the FDA or applicable foreign regulatory agencies even if they meet specified endpoints in our clinical trials.  The FDA or applicable foreign regulatory agencies may ask us to conduct additional costly and time-consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after such agency has reviewed and commented on the design for the clinical trials.

Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would harm our business, financial condition, operating results and prospects.

Even if our product candidates obtain regulatory approval, they may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

The commercial success of any of our current or future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications, and may not be commercially successful.  The degree and rate of physician and patient adoption of our current or future product candidates, if approved, will depend on a number of factors, including:

•                  the clinical indications for which the product is approved and patient demand for approved products that treat those indications;

•                  the effectiveness of our product as compared to other available therapies;

•                  the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors for any of our product candidates that may be approved;

•                  the cost of treatment with our product candidates in relation to alternative treatments and willingness to pay for the product, if approved, on the part of patients;

•                  acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•                  physician and patient willingness to adopt a new therapy over other available therapies to treat approved indications;

•                  overcoming any biases physicians or patients may have toward particular therapies for the treatment of approved indications;

•                  proper training and administration of our product candidates by physicians and medical staff;

•                  patient satisfaction with the results and administration of our product candidates and overall treatment experience;

•                  the willingness of patients to pay for certain of our product candidates relative to other discretionary items, especially during economically challenging times;

•                  the revenue and profitability that our product candidate may offer a physician as compared to alternative therapies;

•                  the prevalence and severity of side effects;

•                  limitations or warnings contained in the FDA-approved labeling for our product candidates;

•                  any FDA requirement to undertake a risk evaluation and mitigation strategy, or REMS;

•                  the effectiveness of our sales, marketing and distribution efforts;

•                  adverse publicity about our product candidates or favorable publicity about competitive products; and

•                  potential product liability claims.

Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics.  Numerous companies are engaged in the development, patenting, manufacturing and marketing of health care products competitive with those that we are developing.  We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than us.  Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other products, including over-the-counter treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

Many pharmaceutical companies currently offer products, and continue to develop additional alternative product candidates and technologies, for indications similar to those targeted by our product candidates.  We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies.  If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments.  Certain of our product candidates, if approved, will present novel therapeutic approaches for the approved indications and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients.  To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies.  Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.  For more information about the competition we face, see “Business—Competition.”

Due to less stringent regulatory requirements in certain foreign countries, there are many more products and procedures available for use in those international markets than are approved for use in the United States.  In certain international markets, there are also fewer limitations on the claims that our competitors can make about the effectiveness of their products and the manner in which they can market them. As a result, we expect to face more competition in these markets than in the United States.

Any product candidates that we commercialize, or that any partner with which we may collaborate commercializes, will be subject to ongoing and continued regulatory review.

Even after we or our partners achieve U.S. regulatory approval for a product candidate, if any, we or our partners will be subject to continued regulatory review and compliance obligations.  For example, with respect to our product candidates, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval.  A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials or a REMS, to monitor the safety and efficacy of the product.  We will also be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product candidates.  These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and with the FDA’s good clinical practice, or GCP, requirements and good laboratory practice, or GLP, requirements, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical and preclinical development, and for any clinical trials that we conduct post-approval.  To the extent that a product candidate is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations.  If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requesting that we initiate a product recall, or requiring notice to physicians, withdrawal of the product from the market or suspension of manufacturing.

If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•                  impose restrictions on the marketing or manufacturing of the product, suspend or withdraw product approvals or revoke necessary licenses;

•                  mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•                  require us or our partners to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•                  issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;

•                  commence criminal investigations and prosecutions;

•                  impose injunctions, suspensions or revocations of necessary approvals or other licenses;

•                  impose other civil or criminal penalties;

•                  suspend any ongoing clinical trials;

•                  delay or refuse to approve pending applications or supplements to approved applications filed by us or our potential partners;

•                  refuse to permit drugs or precursor chemicals to be imported or exported to or from the United States;

•                  suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•                  seize or detain products or require us or our partners to initiate a product recall.

The regulations, policies or guidance of the FDA and other applicable government agencies may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities.  We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

We have conducted and may in the future conduct clinical trials for our product candidates outside the United States and the FDA and applicable foreign regulatory authorities may not accept data from such trials.

We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States.  Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions.  Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements.  In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted.  There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction.  If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

Our product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in post-approval regulatory action.

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed.  Undesirable side effects caused by product candidates could cause us, any partners with which we may collaborate or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities.  In such an event, trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us, or our potential partners, to cease further development of or deny approval of product candidates for any or all targeted indications.  The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our product candidates after obtaining U.S. or foreign regulatory approval or other products with the same or related active ingredients, a number of potentially negative consequences could result, including:

•                  regulatory authorities may withdraw their approval of the product;

•                  regulatory authorities may require a recall of the product or we or our potential partners may voluntarily recall a product;

•                  regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the product label or field alerts to physicians and pharmacies;

•                  we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a REMS;

•                  we may have limitations on how we promote the product;

•                  we may be required to change the way the product is administered or modify the product in some other way;

•                  the FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

•                  sales of the product may decrease significantly;

•                  we could be sued and held liable for harm caused to patients; and

•                  our brand and reputation may suffer.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us or our potential partners from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products.  This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority.  Our products and product candidates are designed to affect important bodily functions and processes.  Any side effects, manufacturing defects, misuse or abuse associated with our product candidates could result in injury to a patient or even death.  We cannot offer any assurance that we will not face product liability suits in the future, nor can we assure you that our insurance coverage will be sufficient to cover our liability under any such cases.

In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury.  Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others.  If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•                  withdrawal of clinical trial participants;

•                  termination of clinical trial sites or entire trial programs;

•                  the inability to commercialize our product candidates;

•                  decreased demand for our product candidates;

•                  impairment of our business reputation;

•                  product recall or withdrawal from the market or labeling, marketing or promotional restrictions;

•                  substantial costs of any related litigation or similar disputes;

•                  distraction of management’s attention and other resources from our primary business;

•                  substantial monetary awards to patients or other claimants against us that may not be covered by insurance; or

•                  loss of revenue.

We intend to obtain product liability insurance coverage for our clinical trials.  Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects.  Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer.  Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability.  We will need to increase our product liability coverage if any of our product candidates receive regulatory approval, which will be costly, and we may be unable to obtain this increased product liability insurance on commercially reasonable terms, or at all.  A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, financial condition, operating results and prospects.

If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products.  In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data.  If we are found to have promoted off-label uses of any of our product candidates, we may receive warning or untitled letters and become subject to significant liability, which would materially harm our business.  Both federal and state governments have levied large civil and criminal fines against companies for alleged improper promotion and have enjoined several companies from engaging in off-label promotion.  If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business.  In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our brand and reputation could be damaged.  The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.  If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties.  It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

We cannot, however, prevent a physician from using our product candidates outside of those indications for use when in the physician’s independent professional medical judgment he or she deems appropriate.  Physicians may also misuse our product candidates or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims.  If our product candidates are misused or used with improper technique, we may become subject to costly litigation by physicians or their patients.  Furthermore, the use of our product candidates for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation among physicians and patients.

We may choose not to continue developing or commercializing any of our product candidates at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.

At any time, we may decide to discontinue the development of any of our product candidates or not to continue commercializing one or more of our approved product candidates for a variety of reasons, including changes in our internal product, technology or indication focus, the appearance of new technologies that make our product obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements.  If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses.

We or our prospective partners may be subject to product recalls in the future that could harm our brand and reputation and could negatively affect our business.

We or our prospective partners may be subject to product recalls, withdrawals or seizures if any of our product candidates, if approved for marketing, fail to meet specifications or are believed to cause injury or illness or if we are alleged to have violated governmental regulations including those related to the manufacture, labeling, promotion, sale or distribution.  Any recall, withdrawal or seizure in the future could materially and adversely affect consumer confidence in our brands and lead to decreased demand for our approved products.  In addition, a recall, withdrawal or seizure of any of our approved products would require significant management attention, would likely result in substantial and unexpected expenditures and would harm our business, financial condition and operating results.

If we or any partners with which we may collaborate are unable to achieve and maintain coverage and adequate levels of reimbursement for any of our product candidates for which we receive regulatory approval, or any future products we may seek to commercialize, their commercial success may be severely hindered.

For any of our product candidates that become available only by prescription, successful sales by us or by any partners with which we may collaborate depend on the availability of coverage and adequate reimbursement from third-party payors.  Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs.  The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If any of our product candidates do not demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement.  Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high.  Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for our product candidates will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement.  The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies.  Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, although private third-party payors tend to follow Medicare, no uniform policy of coverage and reimbursement for drug products exists among third-party payors.  Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor.  As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets.  Third-party coverage and reimbursement for any of our product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could harm our business, financial condition, operating results and prospects.

Healthcare reform measures could hinder or prevent the commercial success of our products and product candidates.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of any partner with which we may collaborate.  Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act.  It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which are expected to impact existing government healthcare programs and result in the development of new programs.  The Affordable Care Act, among other things, (1) increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to certain individuals enrolled in Medicaid managed care organizations, (2) established annual fees on manufacturers of certain branded prescription drugs and (3) enacted a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted.  On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress.  A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs.  This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013.  On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers.

More recently, the Protecting Access to Medicare Act of 2014, signed into law in April 2014, provides for a 0.5% change from 2013 federal payment rates under the Medicare Physician Fee Schedule through 2014 and a 0% update from January 1 until April 1, 2015.  Congressional failure to intervene to prevent these changes in payment rates may adversely affect our future revenue and operating results.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business.  We are subject to regulation by both the federal government and the states in which we or our partners conduct our business.  The laws and regulations that may affect our ability to operate include:

•                  the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce either the referral of an individual or in return for the purchase, lease, or order of any good, facility item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs;

•                  federal civil and criminal false claims laws and civil monetary penalty laws, including, for example, the federal civil False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the

Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•                  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•                  the federal physician sunshine requirements under the Affordable Care Act, which require manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Recent health care reform legislation has strengthened these laws.  For example, the recently enacted Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes.  A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it.  In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Achieving and sustaining compliance with these laws may prove costly.  In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.  If our operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Our business involves the use of hazardous materials and we and our third-party suppliers and manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

The manufacturing activities of our third-party suppliers and manufacturers involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product candidates and other hazardous compounds.  We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials.  In some cases, these hazardous materials and various wastes resulting from their use are stored at our suppliers’ or manufacturers’ facilities pending use and disposal.  We and our suppliers and manufacturers cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, injury to our service providers and others and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.  Although we believe that the safety procedures utilized by our third-party suppliers and manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials.  In such an event, we may be held liable for any resulting damages and such liability could exceed our resources.  We do not currently carry biological or hazardous waste insurance coverage.

Our employees, independent contractors, principal investigators, consultants, vendors, CROs and any partners with which we may collaborate may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, CROs and any partners with which we may collaborate may engage in fraudulent or other illegal activity.  Misconduct by these persons could include intentional, reckless or negligent conduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices.  These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.  Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our operating results.

Risks Related to Our Dependence on Third Parties

We expect to rely on third-party CROs and other third parties to conduct and oversee our clinical trials and other aspects of product development. If these third parties do not meet our requirements or otherwise conduct the trials as required, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our product candidates when expected or at all.

We expect to rely on third-party CROs to conduct and oversee our clinical trials and other aspects of product development.  We also rely upon various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and GCPs, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug products.  These CROs and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical trials and preclinical studies, and control only certain aspects of their activities.  We and our CROs and other third-party contractors are required to comply with GCP and GLP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or any of these third parties fail to comply with applicable GCP and GLP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authority may require us to perform additional clinical trials before approving our or our partners’ marketing applications.  We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials complies with applicable GCP and GLP requirements.  In addition, our clinical trials must generally be conducted with product produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our CROs or clinical trial sites terminate their involvement in one of our clinical trials for any reason, we may not be able to enter into arrangements with alternative CROs or clinical trial sites, or do so on commercially reasonable terms.  In addition, if our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site.  In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash or equity compensation in connection with such services.  If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

We rely completely on third-party contractors to supply, manufacture and distribute clinical drug supplies for our product candidates, including certain sole-source suppliers and manufacturers, we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates receive regulatory approval and we expect to rely on third parties for supply, manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates. We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products.

Our ability to develop our product candidates depends and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the APIs and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization.  If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.

We do not have direct control over the ability of our contract suppliers and manufacturers to maintain adequate capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel.  Although we are ultimately responsible for ensuring compliance with regulatory requirements such as cGMPs, we are dependent on our contract suppliers and manufacturers for day-to-day compliance with cGMPs for production of both APIs and finished products.  Facilities used by our contract suppliers and manufacturers to produce the APIs and other substances and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. Our contract suppliers and manufacturers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and review of submitted technical information.  If the safety of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize or obtain regulatory approval for the affected product or product candidate, and we may be held liable for injuries sustained as a result.  Any of these factors could cause a delay or termination of preclinical studies, clinical trials or regulatory submissions or approvals of our product candidates, and could entail higher costs or result in our being unable to effectively commercialize our approved products on a timely basis, or at all.

We also rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture.  Some of the APIs and other substances and materials used in our product candidates are currently available only from one or a limited number of domestic or foreign suppliers and foreign manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers.  In the event an existing supplier fails to supply product on a timely basis or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or if we or our manufacturers are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we likely would incur added costs and delays in identifying or qualifying replacement manufacturers and materials and there can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all.  We are currently in the process of transitioning the manufacture of certain of our APIs and product candidates to new contract manufacturers, which creates risks of additional cost and delay.  In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely.  We and our manufacturers do not currently maintain inventory of these APIs and other substances and materials.  Any interruption in the supply of an API or other substance or material or in the manufacture of a finished product could have a material adverse effect on our business, financial condition, operating results and prospects.

In addition, these contract manufacturers are engaged with other companies to supply and manufacture materials or products for such companies, which also exposes our suppliers and manufacturers to regulatory risks for the production of such materials and products.  As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier’s or manufacturer’s facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the supply or manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative supply or manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval of or market our product candidates, if approved.

To date, our drug substances and product candidates have been manufactured in small quantities for preclinical studies and early-stage clinical trials.  As we prepare for later-stage clinical trials and potential commercialization, we will need to take steps to increase the scale of production of our drug substances and product candidates, which may include transferring production to new third-party suppliers or manufacturers. In order to conduct larger or late-stage scale clinical trials for our product candidates and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, our contract manufacturers and suppliers will need to produce our drug substances and product candidates in larger quantities, more cost effectively and, in certain cases, at higher yields than they currently achieve.  These third-party contractors may not be able to successfully increase the manufacturing capacity for any of such drug substance and product candidates in a timely or cost-effective manner or at all.  Significant scale up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and which the FDA and foreign regulatory authorities must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the APIs or the finished product.  If our third-party contractors are unable to successfully scale up the manufacture of any of our product candidates in sufficient quality and quantity and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and we are unable to successfully transfer the processes on a timely basis, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, operating results and prospects.

We expect to continue to depend on third-party contract suppliers and manufacturers for the foreseeable future.  Our supply and manufacturing agreements, if any, do not guarantee that a contract supplier or manufacturer will provide services adequate for our needs.  We and our contract suppliers and manufacturers continue to improve production processes, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes.  While we attempt to build in certain contractual obligations on such third-party suppliers and manufacturers, we may not be able to ensure that such third parties comply with these obligations.  Depending on the extent of any difficulties encountered, we could experience an interruption in clinical or commercial supply, with the result that the development, regulatory approval or commercialization of our product candidates may be delayed or interrupted. In addition, third-party suppliers and manufacturers may have the ability to increase the price payable by us for the supply of the APIs and other substances and materials used in our product candidates, in some cases without our consent.

Additionally, any damage to or destruction of our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to have our product candidates manufactured on a timely basis.  Furthermore, if a contract manufacturer or supplier becomes financially distressed or insolvent, or discontinues our relationship beyond the term of any existing agreement for any other reason, this could result in substantial management time and expense to identify, qualify and transfer processes to alternative manufacturers or suppliers, and could lead to an interruption in clinical or commercial supply.

Our reliance on contract manufacturers and suppliers further exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States.  This may give rise to difficulties in importing our products or product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency approval requirements or import inspections, incomplete or inaccurate import documentation or defective packaging.

Manufacturing and supply of the APIs and other substances and materials used in our product candidates and finished drug products is a complex and technically challenging undertaking, and there is potential for failure at many points in the manufacturing, testing, quality assurance and distribution supply chain, as well as the potential for latent defects after products have been manufactured and distributed.

Manufacturing and supply of APIs, other substances and materials and finished drug products is technically challenging.  Changes beyond our direct control can impact the quality, volume, price and successful delivery of our product candidates and can impede, delay, limit or prevent the successful development and commercialization of our product candidates.  Mistakes and mishandling are not uncommon and can affect successful production and supply.  Some of these risks include:

•                  failure of our manufacturers to follow cGMP requirements or mishandling of product while in production or in preparation for transit;

•                  inability of our contract suppliers and manufacturers to efficiently and cost-effectively increase and maintain high yields and batch quality, consistency and stability;

•                  difficulty in establishing optimal drug delivery substances and techniques, production and storage methods and packaging and shipment processes;

•                  transportation and import/export risk, particularly given the global nature of our supply chain;

•                  delays in analytical results or failure of analytical techniques that we depend on for quality control and release of product;

•                  natural disasters, labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations of our contract manufacturers and suppliers; and

•                  latent defects that may become apparent after product has been released and which may result in recall and destruction of product.

Any of these factors could result in delays or higher costs in connection with our clinical trials, regulatory submissions, required approvals or commercialization of our products, which could harm our business, financial condition, operating results and prospects.

If we are not able to establish and maintain collaborations, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional cash to fund expenses.  In order to fund further development of our product candidates, we may collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.  We face significant competition in seeking appropriate partners.  Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the partner’s resources and experience, the terms and conditions of the proposed collaboration and the proposed partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials; the likelihood of approval by the FDA or other regulatory authorities; the potential market for the subject product candidate; the costs and complexities of manufacturing and delivering such product candidate to patients; the potential of competing products; any uncertainty with respect to our ownership of our intellectual property; and industry and market conditions generally.  The partner may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate.  We may also be restricted under future license agreements from entering into agreements on certain terms with potential partners.  Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future partners. Collaborations typically impose detailed obligations on each party.  If we were to breach our obligations, we may face substantial consequences, including potential termination of the collaboration, and our rights to our partners’ product candidates, in which we have invested substantial time and money, would be lost.

We may not be successful in our efforts to implement collaborations or other alternative arrangements for the development of our product candidates.  When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product candidate.  Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization.  The terms of any collaboration or other arrangement that we establish may not be favorable to us.  In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates.  In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all.  If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or increase our expenditures and undertake development or commercialization activities at our own expense.  If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all.  If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Risks Related to Our Business and Financial Operations

We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing any growth.

Our management, personnel, systems and facilities currently in place are not adequate to support our business plan and future growth.  We will need to further expand our scientific, clinical, managerial, operational, financial and other resources to support our planned research, development and commercialization activities.

Our need to manage our operations, growth and various projects effectively requires that we:

•                  continue to improve our operational, clinical, financial, management and regulatory compliance controls and reporting systems and procedures;

•                  attract and retain sufficient numbers of talented employees;

•                  manage our preclinical and clinical trials effectively;

•                  manage our third-party supply and manufacturing operations effectively and in a cost-effective manner, while increasing production capabilities for our current product candidates to commercial levels;

•                  manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties;

•                  manage our commercialization activities for our product candidates effectively and in a cost-effective manner; and

•                  establish and maintain relationships with development and commercialization partners.

In addition, historically, we have utilized and continue to utilize the services of part-time outside consultants to perform a number of tasks for us, including tasks related to preclinical and clinical testing.  Our growth strategy may also entail expanding our use of consultants to implement these and other tasks going forward.  We rely on consultants for certain functions of our business and will need to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines.  There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all.  If we are not able to effectively manage our growth and expand our organization by hiring new employees and expanding our use of consultants, we might be unable to implement successfully the tasks necessary to execute effectively on our planned research, development and commercialization activities and, accordingly, might not achieve our research, development and commercialization goals.

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop or commercialize our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, clinical, scientific, medical, sales and marketing and other personnel.  We are highly dependent on our management and scientific personnel, including our Chief Executive Officer, Chief Financial Officer and our Senior Vice President of Clinical Development, and members of our Board of Directors who are well known and respected in our industry.  The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result.  We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.  We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time.  The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the Chicago greater metropolitan area where we are headquartered.  We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.  Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do.  They also may provide more diverse opportunities and better chances for career advancement.  If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

We currently have no sales and marketing personnel or capabilities.  If we are unable to establish sales and marketing capabilities on our own or through third parties when we are ready to commercialize our product candidates, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

We currently have no sales and marketing personnel or capabilities.  To commercialize our product candidates, if approved, in the United States, Canada, the European Union and other jurisdictions we may seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.  Although our employees have experience in the marketing, sale and distribution of pharmaceutical products from prior employment at other companies, we as a company have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team.  Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.  We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems.  If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates.  The inability to successfully commercialize our product candidates, either on our own or through collaborations with one or more third parties, would harm our business, financial condition, operating results and prospects.

Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.

We are considering activities to in-license, acquire, develop and market additional products and product candidates.  If we implement these activities, we may be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license products or technology to us.  The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex.  Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with us for the license or acquisition of product candidates and approved products.  We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure.  Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.  We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA and applicable foreign regulatory authorities.  All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.  In addition, we cannot provide assurance that any approved products that we acquire will be manufactured or sold profitably or achieve market acceptance.

If we implement activities to in-license and acquire product candidates and we in-license and acquire commercial-stage products or engage in other strategic transactions, we could impact our liquidity, increase our expenses and present significant distractions to our management.

If we implement a strategy to in-license and acquire product candidates, we may in-license and acquire commercial-stage products or engage in other strategic transactions.  Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments.  Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results.  For example, these transactions entail numerous potential operational and financial risks, including:

•                  exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;

•                  incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

•                  substantial acquisition and integration costs;

•                  write-downs of assets or impairment charges;

•                  increased amortization expenses;

•                  difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•                  impairment of relationships with key suppliers, partners or customers of any acquired businesses due to changes in management and ownership; and

•                  inability to retain our key employees or those of any acquired businesses.

Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transaction that we do complete could harm our business, financial condition, operating results and prospects.  We have no current plan, commitment or obligation to enter into any other transaction described above.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our operations will be limited primarily to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates.  We have not yet obtained regulatory approvals for any of our product candidates.  Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market.  From time to time, we may enter into collaboration agreements and license agreements with other companies that include development funding and significant upfront and milestone expenditures and payments, and we expect that amounts earned from or paid pursuant to these agreements will be a significant source of our capital expenditures and an important source of our revenue. Accordingly, our revenue and profitability may depend on development funding and the achievement of development and clinical milestones under potential future collaboration and license agreements and sales of our products, if approved.  These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our Board of Directors, and recognize the cost as an expense over the employee’s requisite service period.  As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•                  delays in the commencement, enrollment and the timing of clinical testing for our product candidates;

•                  the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•                  any delays in regulatory review and approval of product candidates in clinical development;

•                  the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•                  the cost of manufacturing our product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;

•                  our ability to obtain additional funding to develop our product candidates;

•                  expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•                  the level of demand for our product candidates, should they receive approval, which may vary significantly;

•                  potential side effects of our product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•                  the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our product candidates, if approved;

•                  our dependency on third-party manufacturers to supply or manufacture our product candidates;

•                  our ability to establish an effective sales, marketing and distribution infrastructure in a timely manner;

•                  market acceptance of our product candidates, if approved, and our ability to forecast demand for those product candidates;

•                  our ability to receive approval and commercialize our product candidates outside of the United States;

•                  our ability to establish and maintain collaborations, licensing or other arrangements;

•                  our ability and third parties’ abilities to protect intellectual property rights;

•                  costs related to and outcomes of potential litigation or other disputes;

•                  our ability to adequately support future growth;

•                  our ability to attract and retain key personnel to manage our business effectively;

•                  our ability to maintain adequate insurance policies; and

•                  future accounting pronouncements or changes in our accounting policies.

Our operating results and liquidity needs could be negatively affected by market fluctuations and economic downturn.

Our operating results and liquidity could be negatively affected by economic conditions generally, both in the United States and elsewhere around the world.  The market for discretionary drugs or medical products and procedures may be particularly vulnerable to unfavorable economic conditions.  Some patients may consider certain of our product candidates to be discretionary, and if full reimbursement for such products is not available, demand for these products may be tied to the discretionary spending levels of our targeted patient populations.  Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns.  In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, our operating results and liquidity could be adversely affected by those factors in many ways, including weakening demand for certain of our products and making it more difficult for us to raise funds if necessary, and our stock price may decline.  Additionally, although we plan to market our products primarily in the United States, our partners may have extensive global operations, indirectly exposing us to risk.

Our ability to utilize our net operating loss, or NOL, carryforwards and research and development income tax credit carryforwards may be limited.

As of December 31, 2014, we had NOL carryforwards available to reduce future taxable income, if any, for income tax purposes of $57.5 million.  If not utilized, the federal and California NOL carryforwards will begin expiring during the year ended December 31, 2020. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited.  We believe that, with the acquisitions we effected at the end of 2013 and beginning of 2014 and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation.  We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership.  As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.  In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in Buffalo Grove, Illinois.  If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.  Our contract manufacturers’ and suppliers’ facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, earthquakes, fires, explosions or large-scale accidents or power outages, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects.  In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners, manufacturers or the economy as a whole.  All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate.  To the extent that any of the above should result in delays in the regulatory approval, manufacture, distribution or commercialization of our product candidates, our business, financial condition, operating results and prospects would suffer.

Our business and operations would suffer in the event of failures in our internal computer systems.

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and our business operations.  For example, the loss of manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization and development of our products and product candidates could be delayed.

Risks Related to Our Intellectual Property

We may not be able to obtain or enforce patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

Our success with respect to our product candidates and technologies will depend in part on our ability to obtain and maintain patent protection in both the United States and other countries, to preserve our trade secrets and to prevent third parties from infringing upon our proprietary rights.  Our ability to protect any of our product candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents.

Our patent portfolio includes patents and patent applications in the United States and foreign jurisdictions where we believe there is a market opportunity for our products.  The covered technology and the scope of coverage vary from country to country.  For those countries where we do not have granted patents, we may not have any ability to prevent the unauthorized use of our technologies.  Any patents that we may obtain may be narrow in scope and thus easily circumvented by competitors.  Further, in countries where we do not have granted patents, third parties may be able to make, use or sell products identical to or substantially similar to, our product candidates.

The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them.  Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.  It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments.  If our current licensors, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using and selling competing products.  If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable.  Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.  Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

Due to legal standards relating to patentability, validity, enforceability and claim scope of patents covering pharmaceutical inventions, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions.  Accordingly, rights under any existing patents or any patents we might obtain or license may not cover our product candidates, or may not provide us with sufficient protection for our product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.  Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be held valid or enforceable by the courts or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us.

Competitors in the fields of ophthalmology, oncology and dermatology have created a substantial amount of prior art, including scientific publications, patents and patent applications.  Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not have outstanding issued patents covering all of the recent developments in our technology and we are unsure of the patent protection that we will be successful in obtaining, if any.  Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable.  If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our product candidates.

The laws of some foreign jurisdictions do not provide intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions.  If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property in foreign jurisdictions, our business prospects could be substantially harmed.  The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved.  Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property.  Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

The degree of future protection of our proprietary rights is uncertain.  Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•                  we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;

•                  others may independently develop similar or alternative technologies or duplicate any of our technologies;

•                  the patents of others may have an adverse effect on our business;

•                  any patents we obtain or our licensors’ issued patents may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•                  any patents we obtain or our in-licensed issued patents may not be valid or enforceable; and

•                  we may not develop additional proprietary technologies that are patentable.

Patents have a limited lifespan.  In the United States, the natural expiration of a patent is generally 20 years after it is filed.  Various extensions may be available; however the life of a patent, and the protection it affords, is limited.  Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates.  Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. The issued U.S. and foreign patents relating to RES-529 will expire between 2026 and 2032 and the pending U.S. and foreign patent applications relating to RES-529, if issued, will expire between 2026 and 2032.  The issued U.S. and foreign patents relating to RES-440 will expire between 2028 and 2030 and the pending U.S. and foreign patent applications relating to RES-440, if issued, will expire between 2022 and 2028.

Proprietary trade secrets and unpatented know-how are also very important to our business.  Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with certain employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights.  We also have limited control over the protection of trade secrets used by our suppliers, manufacturers and other third parties.  There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors.  If trade secrets are independently discovered, we would not be able to prevent their use.  Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable.  In addition, courts outside the United States may be less willing to protect trade secret information.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

The United States has recently enacted and is currently implementing wide-ranging patent reform legislation.  Further, recent U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations.  In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the scope and value of patents, once obtained.

For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation.  The U.S. Patent and Trademark Office, or USPTO, is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA.  It is not clear what other, if any, impact the AIA will have on the operation of our business.  Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business.  An important change introduced by the AIA is that, as of March

16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention.  A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party.  This will require us to be cognizant going forward of the time from invention to filing of a patent application.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO.  This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.  Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents we and our licensors or partners may obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive.  The requirements for patentability may differ in certain countries, particularly developing countries.  In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States.  Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate.  These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions.  The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally.  Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us.  We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful.  In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties.  In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents.  This could limit our potential revenue opportunities.  Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.  Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent.  The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process.  While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.  Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents.  If we or our licensors fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.

If we fail to comply with our obligations under our intellectual property license agreements, we could lose license rights that are important to our business.

We are a party to certain license agreements that impose various diligence, milestone, royalty, insurance and other obligations on us.  If we fail to comply with these obligations, the respective licensors may have the right to terminate the license, in which event we may not be able to develop or market the affected product candidate.  The loss of such rights could materially adversely affect our business, financial condition, operating results and prospects.  For more information about these license arrangements, see “Business—License Agreements.”

If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties.  We cannot assure you that marketing and selling such candidates and using such technologies will not infringe existing or future patents. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields relating to our product candidates.  As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our product candidates, technologies or methods of delivery or use infringe their patent rights.  Moreover, it is not always clear to industry participants, including us, which patents cover various drugs, biologics, drug delivery systems or their methods of use, and which of these patents may be valid and enforceable.  Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

In addition, there may be issued patents of third parties that are infringed or are alleged to be infringed by our product candidates or proprietary technologies.  Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in-licensed issued patents or our pending applications.  Our competitors may have filed, and may in the future file, patent applications covering our product candidates or technology similar to ours.  Any such patent application may have priority over our own and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate, in the United States, in an interference proceeding to determine priority of invention.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates or proprietary technologies infringe such third parties’ intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act.  These lawsuits could claim that there are existing patent rights for such drug and this type of litigation can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if we do not infringe such patents or the patents asserted against us are ultimately established as invalid.  There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents.  In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally.  To date, no litigation asserting infringement claims has been brought against us.  If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including:

•                  infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•                  substantial damages for infringement, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•                  a court prohibiting us from selling or licensing the product or using the technology unless the third party licenses its intellectual property rights to us, which it is not required to do;

•                  if a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our products or technologies; and

•                  redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.  In addition, any uncertainties resulting from the initiation and continuation of any litigation could harm our ability to raise additional funds or otherwise adversely affect our business, financial condition, operating results and prospects.

Because we rely on certain third-party licensors and partners, and will continue to do so in the future, if one of our licensors or partners is sued for infringing a third party’s intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we were sued directly.  In addition to facing litigation risks, we have agreed to indemnify certain third-party licensors and partners against claims of infringement caused by our proprietary technologies, and we have entered or may enter into cost-sharing agreements with some our licensors and partners that could require us to pay some of the costs of patent litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies.  In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.

The occurrence of any of the foregoing could adversely affect our business, financial condition or operating results.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.

Competitors may infringe our intellectual property, including our patents or the patents of our licensors.  As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use.  This can be expensive, particularly for a company of our size, and time-consuming.  In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.  An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly or amended such that they do not cover our product candidates.  Moreover, such adverse determinations could put our patent applications at risk of not issuing, or issuing with limited and potentially inadequate scope to cover our product candidates or to prevent others from marketing similar products.

Interference, derivation or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential partners.  Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties.  Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management.  We may not be able, alone or with our licensors or potential partners, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.  In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents.  If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed to us alleged trade secrets of their former employers or their former or current customers.

As is common in the biotechnology and pharmaceutical industries, certain of our employees were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors.  Moreover, we engage the services of consultants to assist us in the development of our product candidates, many of whom were previously employed at or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors.  We may be subject to claims that these employees and consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers.  Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims.  Even if we are successful in defending against any such claims, any such litigation could be protracted, expensive, a distraction to our management team, not viewed favorably by investors and other third parties and may potentially result in an unfavorable outcome.

Risks Related to Ownership of Our Common Stock

The trading volume and price of our common stock has been and may continue to be volatile and you may not be able to resell your shares at or above the price at which you purchased them.

The trading volume and prices of our common stock have been and may continue to be volatile and could fluctuate widely due to factors beyond our control.  During 2014, the sale price of our common stock ranged from $2.00 per share to $10.20 per share, as reported by the OTCQB. Such volatility may be the result of broad market and industry factors. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for factors specific to our own operations, many of which are beyond our control, including:

•                  the results of our clinical trials and preclinical studies;

•                  the clinical results of our competitors or potential competitors;

•                  the development status of our product candidates, including whether any of our product candidates receive regulatory approval;

•                  the success of, and fluctuations in, the commercial sales of products approved for commercialization, if any;

•                  regulatory or legal developments in the United States and foreign countries;

•                  the execution of our partnering and manufacturing arrangements;

•                  our execution of any collaboration, co-promotion, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•                  variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;

•                  variations in the level of expenses related to our commercialization activities, if any product candidates are approved;

•                  the performance of third parties on whom we rely for clinical trials, manufacturing, marketing, sales and distribution, including their ability to comply with regulatory requirements;

•                  overall performance of the equity markets;

•                  changes in operating performance and stock market valuations of other pharmaceutical companies;

•                  market conditions or trends in our industry or the economy as a whole;

•                  the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission, or the SEC, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, capital commitments, intellectual property, litigation or other disputes impacting us or our business;

•                  developments with respect to intellectual property rights;

•                  our commencement of, or involvement in, litigation;

•                  FDA or foreign regulatory actions affecting us or our industry;

•                  changes in the structure of healthcare payment systems;

•                  financial or other forward-looking guidance we may provide to the public, any changes in these projections or our failure to meet these projections;

•                  changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•                  ratings downgrades by any securities analysts who follow our common stock;

•                  the listing or lack of listing of our common stock on a national securities exchange;

•                  the development and sustainability of an active trading market for our common stock;

•                  the size of our market float;

•                  the expiration of market standoff or contractual lock-up agreements and future sales of our common stock by our officers, directors and significant stockholders;

•                  recruitment or departure of key personnel;

•                  changes in accounting principles;

•                  other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•                  any other factors discussed in this report.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many pharmaceutical companies.  Stock prices of many pharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.  In the past, stockholders have instituted securities class action litigation following periods of market volatility.  If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

In 2014 after careful review of our potential product portfolio, we determined we would focus our initial product development efforts on RES-529 for the treatment of age-related macular degeneration and glioblastoma, and RES-440 for the treatment of acne.  Some of our stockholders may not agree with this corporate strategic determination and may decide to sell their common stock, which could adversely affect the price of our common stock, or may commence litigation against us, which would be costly to defend and could distract our management from our business.

During the fourth quarter of 2014, we made a strategic decision to focus our initial development efforts on RES-529, a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in pre-clinical development for glioblastoma multiforme, and RES-440 for the treatment of acne. Some of our stockholders may not agree with this decision and may decide to sell their common stock, which could adversely affect the price of our common stock.  In addition, stockholders who disagree with our decision may decide to commence litigation against us, which would be costly to defend and could distract our management from our business.  We aware of one such stockholder who has contacted us and has threatened litigation against us as a result of our decision to defocus our development efforts with respect to certain of our other technologies.

Our common stock trades on the OTCQB and may be considered a “penny stock,” which may result in difficulty for our stockholders to sell shares of our common stock.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  Although we have applied to list our common stock on The NASDAQ Stock Market, our common stock has not been accepted for listing, due to our inability to meet the initial listing requirements.  No assurance can be provided that our initial listing application will ever be accepted for listing on The NASDAQ Stock Market or any other national securities exchange or if accepted for listing, will remain in compliance with the continued listing requirements and remain listed on The NASDAQ Stock Market or such other exchange.  The penny stock rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our common stock is subject to the penny stock rules, our stockholder will find it more difficult to sell our shares.

We are the result of a “reverse merger” with a shell entity in 2008, resulting in a limitation on the ability of our stockholders to use the Rule 144 safe harbor under the Securities Act of 1933, as amended, for resales of our common stock.

Since we had a “reverse merger” with a shell entity in 2008, resale of shares of our common stock under Rule 144 may be limited.  The use of Rule 144 is the most common method of selling restricted shares. Rule 144(i) pertains to shares issued by a former shell company that executed a reverse merger.  Under Rule 144(i), sales of shares may only be made under certain conditions, including a sale or intended sale of the stock and if we have filed all annual and quarterly reports required under the federal securities laws.  Therefore permission may be granted to remove the restrictive legend on stock certificates only for a specified sale of securities and not as a “blanket” removal of the restrictive legend.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.  As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.  Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.  In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or any required subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2014.  However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.  An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We incur significant costs as a result of our public company status and devote substantial management time to operating as a public company.

As a public company, we incur significant legal, accounting and other expenses to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, and applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results.  These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, our management and other personnel devote significant time and attention to these public company requirements, which diverts their time attention from operational and other business matters.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business.  We do not currently have and may never obtain research coverage by securities and industry analysts.  If no securities or industry analysts commence coverage of our company, the trading price for our common stock would be negatively impacted.  If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

Future sales of our common stock or securities convertible into our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market could occur at any time.  These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. If a large number of shares of our common stock or securities convertible into our common stock are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Our directors, executive officers and principal stockholders exert significant influence over us and could impede a change of corporate control.

Our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates, beneficially own, in the aggregate, 29.8 percent of our outstanding common stock.  As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets.  In addition, these stockholders, acting together, would have the ability to significantly influence the management and affairs of our company.  Accordingly, this concentration of ownership could harm the market price of our common stock by:

•                  delaying, deferring or preventing a change of control of us;

•                  impeding a merger, consolidation, takeover or other business combination involving us; or

•                  discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information regarding the ownership of our common stock by our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates.

Nevada law and provisions in our restated articles of incorporation and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

The anti-takeover provisions under Nevada corporate law may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with stockholders owning in excess of 15 percent of our outstanding voting stock for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders.  In addition, our restated articles of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•                  provide that only our Board of Directors will have the right to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•                  provide that only our Chairman of the Board, our Chief Executive Officer or a majority of our Board of Directors will be authorized to call a special meeting of stockholders;

•                  require that certain litigation against us can only be brought in Nevada;

•                  authorize the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval, and which may include rights superior to the rights of the holders of common stock;

•                  provide that our Board of Directors is expressly authorized to make, alter or repeal our bylaws; and

•                  establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing so as to cause us to take certain corporate actions our stockholders may desire to take.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared nor paid cash dividends on our capital stock.  We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future.  Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Item 1B is not applicable to RestorGenex as a smaller reporting company and has been omitted.

ITEM 2.                                                PROPERTIES

Our principal executive office is located in a leased facility in Buffalo Grove, Illinois, where we lease approximately 2,900 square feet of office space for approximately $6,000 per month.  The lease for this space expires in February 2018.  Management of RestorGenex considers our leased properties suitable and adequate for our current and immediately foreseeable needs.

ITEM 3.                                                LEGAL PROCEEDINGS

From time to time, we are subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business, which may include employment matters, breach of contract disputes and stockholder litigation.  Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.  We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we record the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount.  We disclose a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred.

In July 2013, we received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against us in Los Angeles Superior Court (Case No. BC513491) alleging damages for $393,592 related to water damage incurred by a printing company on the ground floor of our former office space in Los Angeles.  This damage was alleged to have occurred in connection with a water leak in our former office in February 2013.  We filed an answer to the complaint on or about August 23, 2013.  We had accrued $393,592 in connection with this matter as of September 30, 2014.  During fourth quarter of 2014, we settled this matter, and in connection with this settlement, made a cash payment to Truck Insurance Exchange in an amount less than our accrual as of September 30, 2014.  On December 22, 2014, this matter was dismissed with prejudice.

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, our former Chief Executive Officer under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996).  The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts.  The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs.  On December 30, 2014, we filed a petition to compel arbitration and a motion to stay the action.  A hearing is scheduled for our petition and motion on April 14, 2015. We believe this action is without merit and intend to defend the action vigorously.  Because this lawsuit is in an early stage, we are unable to predict the outcome of the lawsuit and the possible loss or range of loss, if any, associated with its resolution or any potential effect the lawsuit may have on our operations.  Depending on the outcome or resolution of this lawsuit, it could have a material effect on our financial statements.

We are not involved in any other legal actions, however, from time to time may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock is quoted on the OTCQB marketplace of the OTC Market Groups, under the symbol “RESX.”  The following table sets forth the high and low daily sale prices for our common stock, as quoted by the OTCQB, for each calendar quarter during 2014 and 2013.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2014	High	Low

First Quarter	$10.20	$2.00
Second Quarter	6.20	3.82
Third Quarter	4.18	3.01
Fourth Quarter	4.50	2.88

2013	High	Low

First Quarter	$20.00	$8.00
Second Quarter	24.00	14.00
Third Quarter	19.00	6.00
Fourth Quarter	10.50	2.00

Number of Record Holders

As of March 25, 2015, there were 486 record holders of our common stock.

Dividends

To date, we have not declared or paid any cash dividends on our common stock and do not intend to do so in the near future.

Recent Sales of Unregistered Equity Securities

During the fourth quarter of 2014, we sold the following equity securities without registration under the Securities Act of 1933, as amended:

On October 21, 2014, we issued to one of the members of our Board of Directors 100,000 shares of common stock and a warrant to purchase 75,000 shares of our common stock at an exercise price of $4.80 per share upon conversion of a note payable in the principal amount of $200,000 issued by us.  The warrant is exercisable immediately and expires on October 21, 2018.

On December 2, 2014, we issued to two accredited investors an aggregate of 15,528 shares of common stock upon conversion of notes payable in the aggregate principal amount of $50,000 plus accrued aggregate interest in the amount of $12,110 issued by us. The per share conversion price was $4.00.

On December 8, 2014, we issued to our investor relations consulting firm a warrant to purchase 250,000 shares of our common stock at an exercise price of $3.75 per share in consideration for investor relations services. The warrant is exercisable immediately and expires on December 8, 2019.

The foregoing sales of equity securities were made in reliance on either Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering or Rule 506(b) under Regulation D of the Securities Act.  In all such transactions, certain inquiries were made by us to establish that such sales qualified for such exemption from the registration requirements.  In particular, we confirmed that with respect to the exemption claimed under Section 4(a)(2) of the Securities Act (i) all offers of sales and sales were made by personal contact from our officers and directors or other persons closely associated with us, (ii) each recipient made representations that the recipient was sophisticated in relation to the recipient’s investment (and we have no reason to believe that such representations were incorrect), (iii) each recipient gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales were made to a limited number of persons.

Issuer Purchases of Equity Securities

During the fourth quarter of 2014, we did not purchase any shares of our common stock or other equity securities of ours.

Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities on the open market or otherwise.

ITEM 6.                                                SELECTED FINANCIAL DATA

Item 6 is not applicable to RestorGenex as a smaller reporting company and has been omitted.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the headings “Part I.  Item 1. Business—Cautionary Note Regarding Forward-Looking Statements” and “Part I.  Item 1A. Risk Factors” of this report.  The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report.  These risks could cause our actual results to differ materially from any future performance suggested below.

Business Overview

We are a specialty biopharmaceutical company focused on developing products for ophthalmology, oncology and dermatology.  Our lead product is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in preclinical development in oncology, specifically glioblastoma multiforme. Our current pipeline also includes a “soft” anti-androgen compound for the treatment of acne vulgaris. Our novel inhibition of the PI3K/Akt/mTOR pathway and unique targeting of the androgen receptor show promise in a number of additional diseases, which we are evaluating for the purpose of creating innovative therapies that are safe and effective treatments to satisfy unmet medical needs.

Ophthalmology

The specific focus of our prescription ophthalmology business is on pathologies showing an aberrant up-regulation of the PI3K/Akt/mTOR pathway in the area of ophthalmology.  Two human Phase I clinical studies with one of our palomids known as “RES-529” have been completed for age-related macular degeneration, both studies of which showed preliminary evidence of biologic activity and no serious toxicity.  One of the two completed studies was sponsored by Paloma Pharmaceuticals, Inc., a company we acquired in March 2014, using intravitreal administration and was completed in December 2011.  The second study was sponsored and conducted by The National Eye Institute using subconjunctival administration and was completed in July 2012.  We currently are planning additional Phase I/Phase II studies with RES-529 for age-related macular degeneration that we expect to begin in 2016 after we finalize CMC (chemistry, manufacturing and control) work for subconjunctival administration and complete necessary preclinical studies.

Oncology

Our novel PI3K/Akt/mTOR pathway inhibitor, RES-529, is in preclinical development for oncology. Through a series of in vitro and in vivo animal models, RES-529 has been shown to have activity in several cancer types due to its ability to target and inhibit the PI3K/Akt/mTOR signal transduction pathway, RES-529 is a first-in-class inhibitor of both TORC1 and TORC2 that is mechanistically differentiated from other PI3K/Akt/mTOR pathway inhibitors currently in development. Signaling components of the PI3K/Akt/mTOR pathway are central regulators of cell proliferation, growth, differentiation, survival and angiogenesis.  Up to 80 percent of tumor types have been shown to have an aberrant up-regulation of the PI3K pathway.  Activation of this pathway has been observed in glioblastoma patients and is being pursued aggressively as a target for therapeutic intervention.  We have shown activity in both in vitro and in vivo glioblastoma animal models and have demonstrated that RES-529 is orally bioavailable and can cross the blood brain barrier.

We believe glioblastoma represents substantial financial upside given the significant unmet medical need due to limited and modestly effective therapies.  We plan to complete necessary work to start a Phase I/II glioblastoma human clinical trial in 2016.  We also plan to initiate Phase II studies in other tumor types once the RES-529 maximum tolerated dose is determined in the initial portion of the glioblastoma study.  We intend to focus in areas where preclinical evidence of activity has been demonstrated, specifically breast, prostate and/or lung cancers. In January 2015, the U.S. Food and Drug Administration, or FDA, granted Orphan Drug Designation for RES-529 for the treatment of glioblastoma multiforme.

Dermatology

Our prescription dermatology business is based primarily upon a “soft” anti-androgen, known as “RES-440,” which is under development for the treatment of acne vulgaris.  RES-440 has completed in vitro and in vivo proof-of-concept studies in tissue and animal models.  We currently are working on synthesis and formulations of products and are planning Phase I/Phase II studies in 2016 for the treatment of acne.

Other Indications/Products

We have rights to and own technologies and potential products beyond just those described above.  It is our strategy to focus at the current time on ophthalmology, oncology and dermatology, specifically wet AMD, gliobastoma and acne, as described in this report.  Beyond the potential products described in this report, we intend to continue to review our technologies and potential products on a regular basis and consider internal development in the future and the potential to out-license portions of our technology and potential products to other biopharmaceutical companies with greater focus and resources than ours or potentially in-license late stage products which are in or ready for human clinical trials.  These other indications include for example the use of our palomids in certain CNS disorders (i.e. Huntington’s disease and Parkinson’s disease) pulmonary fibrosis and biodefense.

In addition, we have developed small molecule zinc-finger transcription factor inhibitors/activators.  Zinc finger transcription factors are a subset of transcription factors utilizing zinc at its core for activity.  Transcription factors are proteins that bind to specific parts of DNA that control the transfer of genetic information from DNA to RNA. RNA in turn directs the protein making machinery to manufacture one or more proteins controlled by the transcription factor.  Small molecule zinc-finger transcription factor inhibitors/activations can specifically inhibit or activate the synthesis of one or more proteins controlled by the particular transcription factor.

Subject to prioritization and available resources, we may expand or out-license our work with zinc finger small molecule drug development to conduct IND enabling studies and Phase I clinical development in oncology.  We are not aware of any other company developing small molecule drugs targeting the disruption of the zinc finger transcription factor and DNA interaction.

Corporate History

Prior to our repositioning as a specialty biopharmaceutical company in 2013, we operated various entertainment and sports events businesses, which we acquired in a series of acquisitions beginning in March 2008.

On March 14, 2008, pursuant to an agreement and plan of merger dated August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 495,000 shares of its common stock for all issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly owned subsidiary of Feris and the surviving entity for accounting purposes.  In July 2008, Feris’s corporate name was changed to Stratus Media Group, Inc.  PSEI specialized in various entertainment and sports events that it owned and operated.  PSEI also owned Stratus Rewards LLC that planned to operate a credit card rewards program.  In June 2011, we acquired shares of series A convertible preferred stock of ProElite, Inc. (“ProElite”), that organized and promoted mixed martial arts (“MMA”) matches.  These holdings of series A convertible preferred stock provided us voting rights on an as-converted basis equivalent to a 95 percent ownership in ProElite.  During the first quarter of 2013, we decided to focus on the MMA business and temporarily suspended development of our other businesses.  Because of lack of working capital, we suspended operations of ProElite effective June 30, 2013.  Following the repositioning of our company as a specialty biopharmaceutical company, our Board of Directors voted to discontinue the operations of ProElite effective March 31, 2014. We intend to dissolve ProElite during 2015.

Early in 2013, in order to reposition our company as a specialty biopharmaceutical company, our Board of Directors authorized management to pursue acquisition opportunities in the life sciences sector in view of the experience and expertise in that area of our largest stockholders, Sol J. Barer and Isaac Blech.  On November 18, 2013, we completed the acquisition of Canterbury Laboratories, LLC and Hygeia Therapeutics, Inc.  On March 28, 2014, we completed the acquisition of Paloma Pharmaceuticals, Inc. and VasculoMedics, Inc.

Effective September 30, 2013, we entered into an agreement and plan of merger with Canterbury Acquisition LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as holder representative, pursuant to which we acquired all of the capital stock of Canterbury and Hygeia, with Canterbury and Hygeia becoming our wholly owned subsidiaries.  The total consideration for the Canterbury Group was $12,421,249 based on the issuance of 1,150,116 shares of our common stock at the market value of $10.80 per share as of the execution of the merger agreements on September 30, 2013.  Canterbury and Hygeia (the “Canterbury Group”) are related companies that were engaged in the development of pharmaceuticals and cosmeceuticals (cosmetic products with “drug-like” benefits) which, depending on the specific product involved, may treat acne, hirsutism (unwanted hair) and alopecia (thinning hair) and may revitalize hormonally-aged skin and hair in women over the age of 45.  For the year ended December 31, 2014, there were no revenues associated with Canterbury and Hygeia.

As we continued to position our company as a specialty biopharmaceutical company, in early March 2014, we hired Stephen M. Simes as our Chief Executive Officer.  Mr. Simes is an executive with extensive experience in the pharmaceutical and biotechnology industry.

On March 3, 2014, we entered into an agreement and plan of merger with Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and holder representative, pursuant to which we agreed to acquire all of the capital stock of Paloma, with Paloma becoming our wholly owned subsidiary.  On March 28, 2014, the merger with Paloma was closed and we issued an aggregate of 2,500,000 shares of our common stock to all the holders of Paloma common stock and its derivative securities, which included the assumption of promissory notes of Paloma in the aggregate amount (principal and accrued interest at that time) of $1,151,725 to be paid on the first anniversary of the closing of the Paloma merger.  The 2,500,000 shares of our common stock were valued at $2.50 per share, which was the closing market price of our common stock on March 3, 2014, resulting in $6,250,000 of consideration.  Paloma had developed a non-steroidal, synthetic, small molecule drug library that may have potential applications in ophthalmology, cancer, dermatology, pulmonary fibrosis, CNS, biodefense and anti-viral application.  The lead product, RES-529, targets and inhibits the PI3K/Akt/mTOR signal transduction pathway, specifically as a first-in-class dual TORC1/TORC2 inhibitor.

Also on March 3, 2014, we entered into an agreement and plan of merger with VasculoMedics Acquisition, Inc., VasculoMedics, Inc. (“VasculoMedics”) and Dr. Sherris, pursuant to which we agreed to acquire all of the capital stock of VasculoMedics, with VasculoMedics becoming our wholly owned subsidiary.  The VasculoMedics merger was concurrently closed with and was a condition to the closing of the Paloma merger on March 28, 2013.  In the VasculoMedics merger, we issued an aggregate of 220,000 shares of our common stock to the VasculoMedics stockholders.  These shares were valued at $2.50 per share, which was the closing price of our common stock on March 3, 2014, resulting in $550,000 of consideration, all of which was allocated to goodwill.  VasculoMedics was founded as a platform epigenetic company to develop orally available small molecular inhibitors of zinc finger transcription factors.  Zinc finger transcription factors are a subset of transcription factors utilizing zinc at its core for activity.

On March 7, 2014, we effected a reverse stock split of one-for-100 of our common stock, and we changed our corporate name from Stratus Media Group, Inc. to RestorGenex Corporation.  All share and per share amounts in this report have been adjusted to reflect the one-for-100 reverse split of outstanding common stock.

Effective May 27, 2014, we appointed Phillip B. Donenberg as our Chief Financial Officer and effective August 4, 2014, we appointed Mark A. Weinberg, M.D. as Senior Vice President — Clinical Development.  Both Mr. Donenberg and Dr. Weinberg have extensive experience in the pharmaceutical and biotechnology industry.

Financial Summary

Our total working capital, as of December 31, 2014, totaled $21,832,217 including $21,883,887 in cash and cash equivalents, compared to a negative working capital of $(5,880,035), including $254,964 in cash and cash equivalents, as of December 31, 2013.

During 2014, we completed a private placement pursuant to which we raised approximately $35.6 million in gross proceeds and approximately $31.9 million in net proceeds, after paying placement agent fees and commission and offering expenses.  In the private placement, we issued an aggregate of 8,895,685 shares of our common stock and warrants to purchase an aggregate of 2,668,706 shares of common stock.  The purchasers of common stock received warrants to purchase 0.3 shares of common stock for each share of common stock that investors purchased in the private placement.  The purchase price of each common stock/warrant unit was $4.00.  Each warrant is exercisable into one share of common stock at an initial exercise price of $4.80 per share.

We recognized no revenues and our operating expenses were $14,613,818 during 2014.  We recognized a loss from continuing operations of $14,352,824 for 2014, compared to loss from continuing operations of $2,967,557 for 2013.

We expect to continue to recognize net losses for the foreseeable future.  We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our technologies and products.

Results of Operations for Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

We recognized no revenues during 2014 and 2013.

Operating Expenses

Operating expenses were $14,613,818 during 2014, representing an increase of 14%, from operating expenses of $12,796,534 during 2013.  This increase was primarily due to the impairment of intangible assets, partially offset by lower expenses associated with our repositioning as a specialty biopharmaceutical company and ceasing to operate various entertainment and sports events businesses, including but not limited to, our ProElite MMA business.

As a result of our repositioning as a specialty biopharmaceutical company, we recognized $2,860,658 in research and development expenses during 2014 compared to $342,916 in research and development expenses recognized during 2013.  We expect that our research and development expenses will increase significantly in future periods compared to 2014 and prior year periods due to our anticipated efforts to advance the research and development of our technologies and products.

General and administrative expenses were $4,760,145 during 2014, representing a decrease of 35% from $7,331,759 during 2013.  This decrease was primarily due to stock-based compensation expense related to a significant number of stock options and warrants granted to officers and financial advisors during 2013 compared to 2014. This decrease in stock-based compensation was offset by $1,147,098 of expense primarily related to amortization of $3,153,750 related to a July 2013 agreement with Maxim Group LLC to provide general financial advisory and investment banking services for three years on a non-exclusive basis and our repositioning as a specialty biopharmaceutical company and ceasing to operate various entertainment and sports events businesses, including but not limited to, our ProElite MMA business.  We expect that our general and administrative expenses will increase in future periods compared to 2014 as a result of increased personnel to support our efforts to advance our technologies and products.

During 2014, we recorded an impairment of our intangible assets of $6,670,345 due to our strategic decision in the fourth quarter of 2014 to focus our initial development efforts on RES-529 and RES-440 (for dermatology).  The impairment charge consisted of $3,035,000 of impairment of one of our in-process research and development intangible assets and $3,635,345 of impairment of finite lived intangible assets. During 2013, we recognized an impairment charge of $1,935,621 as a result of our decision during that time to suspend the operations of our ProElite MMA business.

Gain on settlement of property damage was $243,592 during 2014. In July 2013, we received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against us for $393,592 related to water damage incurred by a printing company on the ground floor of our former office space in Los Angeles.  This complaint was settled for $150,000 in December 2014.

Fair value of common stock exchanged for warrants was $3,069,792 during 2013.  During the second quarter of 2013, we issued 1,023,264 shares of common stock in exchange for series E warrants that had a full-ratchet down anti-dilution provision and were extinguished.  These shares of common stock were valued at $3.00 per share, which was the price at which we sold shares during the second quarter of 2013, resulting in the charge of $3,058,210 during 2013.

Depreciation and amortization was $566,262 during 2014 compared with $116,446 during 2013.  This increase was primarily related to amortizing the amount attributed to intangible assets over the lives of those intangible assets.

Gain on Adjustments to Fair Value of Derivative Liability

In October 2012, we issued 1,000 shares of series E convertible preferred stock, and in May 2011, we issued 8,700 shares of series E convertible preferred stock.  The warrants issued in conjunction with the series E convertible preferred stock were determined to have an embedded derivative liability, which was revalued using Black-Scholes models upon the earlier of events that affect the value of this liability or the end of every quarter.  The difference between the value of this derivative liability at December 31, 2012 and May 6, 2013, the date these warrants were extinguished, resulted in a gain of $8,980,077 during 2013.  Since these warrants were extinguished in May 2013, there were no similar adjustments during 2014.

Gain on Extinguishment of Derivative Liability

In May 2013, the warrants issued in conjunction with the series E convertible preferred stock that gave rise to the derivative liability were exchanged for shares of our common stock and extinguished.  The value of the derivative liability was $1,635,967 for 2013 and a gain of this amount resulted when the liability was extinguished.  Since these warrants were extinguished in May 2013, there was no comparable gain or loss during 2014.

Loss on Settlement of Notes Payable

Loss on settlement of notes payable — related parties was $1,907,772 during 2014.  During the second quarter of 2014, we issued shares of common stock and warrants to purchase shares of our common stock to a member of our Board of Directors in exchange for notes payable in the aggregate principal amount of $1,050,000.  These shares were valued at $3.55 per share, resulting in a charge of $1,650,378 during 2014.  In addition, during the fourth quarter of 2014, we issued shares of common stock and warrants to purchase shares of common stock to a member of our Board of Directors in exchange for a note payable in the principal amount of $200,000.  These shares were valued at $3.50 per share, resulting in a charge of $257,394 during 2014.

Loss on settlement of notes payable was $400,016 during 2014.  During the second quarter of 2014, we issued shares of common stock to a creditor upon conversion of a promissory note in the principal amount of $500,000.

Other (Income) Expenses

Other income was $25,401 during 2014 compared to other expenses of $660,586 during 2013.  Other income for 2014 related primarily to the recognition of interest income and other expenses in 2013 related primarily to expenses related to our repositioning as a specialty biopharmaceutical company.

Interest Expense

Interest expense was $273,503 during 2014, representing an increase of $147,022 from $126,481 during 2013. Interest expense increased primarily due to interest expense on notes payable we assumed in the Paloma acquisition on March 28, 2014. These notes plus interest expense accrued were paid in cash in August 2014.

Loss from Continuing Operations

We recognized a loss from continuing operations of $14,352,824 for 2014, compared to loss from continuing operations of $2,967,557 for 2013.  We expect to incur losses from continuing operations in future periods for the foreseeable future as we plan to continue our efforts to advance our technologies and products.

Income from Discontinued Operations

We recognized no net income or loss from discontinued operations during 2014. We recognized income from discontinued operations of $503,207 during 2013.  Operations of ProElite were suspended on June 30, 2013 and our Board of Directors determined to discontinue ProElite operations on March 31, 2014.

Dividends on Preferred Stock

Dividends on preferred stock were $171,625 during 2013, which were related to dividends on the series E convertible preferred stock, which was extinguished during 2013.  As a result, there were no dividends on preferred stock during 2014.

Liquidity and Capital Resources

Working Capital

Our financial position at the end of 2014 improved significantly compared to the end of 2013, as a result of the private placement we completed during 2014.  Our working capital, as of December 31, 2014 totaled $21,832,217, including $21,883,887 in cash and cash equivalents, compared to a negative working capital $(5,880,035), including $254,964 in cash and cash equivalents, as of December 31, 2013.

During 2014, we completed a private placement pursuant to which we raised approximately $35.6 million in gross proceeds and approximately $31.9 million in net proceeds, after paying placement agent fees and commission and offering expenses.  In the private placement, we issued an aggregate of 8,895,685 shares of our common stock and warrants to purchase an aggregate of 2,668,706 shares of our common stock.  The purchasers of common stock received warrants to purchase 0.3 shares of common stock for each share of common stock that investors purchased in the private placement.  The purchase price of each common stock/warrant unit was $4.00.  Each warrant is exercisable into one share of common stock at an initial exercise price of $4.80 per share.

The following table summarizes our working capital as of December 31, 2014 and December 31, 2013:

Liquidity and Capital Resources	December 31, 2014	December 31, 2013
Cash and cash equivalents	$21,883,887	$254,964
Prepaid expenses, deposits and other assets	2,286,930	2,743,319
Total current liabilities	2,338,600	8,878,318
Working capital	$21,832,217	$(5,880,035)

We expect to continue to incur net losses for the foreseeable future.  We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our acquired technologies.

Cash Flows

The following table sets forth our cash flows for the year ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Operating activities	$(9,030,133)	$(1,184,630)
Investing activities	(50,911)	—
Financing activities	30,709,967	1,127,501
Net increase (decrease) in cash and cash equivalents	$21,628,923	$(57,129)

Operating Activities

Net cash used in operating activities during 2014 of $9,030,133 consisted principally of cash expended on research and development and general and administrative activities, as well as $3,801,324 of net cash payments to settle liabilities which existed as of December 31, 2013 and related to prior years.

Negative operating cash flows during 2013 reflect our net loss of $2,457,949, partially offset by non-cash items primarily related to a $8,980,077 gain on adjustment to fair value of derivative liabilities, a $1,635,967 gain on extinguishment of derivative liability, offset by a $2,225,989 in stock-based compensation expense, $2,002,328 in stock warrant expense, a $3,069,792 charge for fair value of common stock exchanged for warrants and a $1,935,621 expense for impairment of assets.  Operating cash flows was further adjusted by increases in prepaid expenses, deposits and other assets of $627,377 and accounts payable, deferred salary and other accrued expenses and liabilities of $1,597,137.

Investing Activities

Purchase of fixed assets accounted for $50,911 of cash used in investing activities in 2014 compared to no cash used in or provided by investing activities during 2013.

Financing Activities

Net cash provided by financing activities was $30,709,967 during 2014 compared to $1,127,501 during 2013.  Net cash provided by financing activities during 2014 was attributable primarily to proceeds from our private placement.  Net cash provided by financing activities during 2013 resulted from proceeds on notes payable and proceeds from the issuance of our common stock.

Capital Requirements

We expect to incur substantial expenses and generate significant operating losses as we continue to execute our business strategy, including:

•                  synthesis and formulation of our product candidates;

•                  conducting preclinical and clinical trials to pursue our product development initiatives;

•                  securing facilities as necessary to pursue our research and development capabilities;

•                  hiring additional personnel for managerial, research and development, operations and other functions; and

•                  implementing improved operational, financial and management systems.

To date, we have used primarily equity and debt financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.  As previously mentioned, during 2014, we completed a private placement pursuant to which we raised approximately $35.6 million in gross proceeds and $31.9 million in net proceeds, after paying placement agent fees and commission and offering expenses.

We believe our cash and cash equivalents as of December 31, 2014 will be sufficient to fund our planned operations at least through December 31, 2015 and into the first half of 2016.  However, we may require additional funds earlier.  Accordingly, there is no assurance that we will not need or seek additional funding prior to such time.  We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of December 31, 2014, we did not have any existing credit facilities under which we could borrow funds.  We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us.  This risk may increase if economic and market conditions deteriorate.  If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently.  If we are unable to obtain additional financing when needed, we may be forced to explore strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company.

To the extent that we raise additional capital through the sale of our common stock, the interests of our current stockholders may be diluted.  If we issue preferred stock or convertible debt securities, it could affect the rights of our common stockholders or reduce the value of our common stock.  In particular, specific rights granted to future holders of preferred stock or convertible debt securities may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2014 that are fixed and determinable by year starting with the twelve months ending December 31, 2015.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Accrued board fees	$55,000	$55,000	$—	$—	$—
Rent obligations	1,030,885	871,178	159,707	—	—
Employee contracts	4,523,334	2,033,000	1,985,417	504,917	—
Purchase obligations	793,391	786,711	6,680	—	—
Total	$6,402,610	$3,745,889	$2,151,804	$504,917	$—

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

Critical Accounting Policies

Certain of our critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate.  Actual results may differ from these judgments under different assumptions or conditions.  Different, reasonable estimates could have been used for the current period.  Additionally, changes in accounting estimates are reasonably likely to occur from period to period.  Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.  We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our financial statements as they require our most subjective or complex judgments:

Goodwill and Intangible Assets

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed.  We apply Accounting Standards Codification (“ASC”) 350 “Goodwill and Other Intangible Assets,” which requires allocating goodwill to each reporting unit and testing for impairment on an annual basis.  We assess goodwill for impairment as part of our annual reporting process.  In between valuations, we conduct additional tests if circumstances indicate a need for testing.

The fair value of the reporting unit as of December 31, 2014, for the purpose of assessing the impairment of goodwill, was determined based on a primary analysis method.  This method entailed using the 2014 private placement financing agreed-upon unit price of $4.00 per unit less the Black Scholes value of the warrants included in the unit to arrive at an anchor stock price fair value of $3.55.  This anchor $3.55 per share value of common stock was then reconciled favorably with our common stock trading activity during the last half of the year, when quotes for our common stock as quoted by the OTCQB were within a range of approximately 85-115% of the $3.55 per share value of common stock. Due to the low trading volumes of our common stock, the private placement financing was deemed to be a better determinant of our fair value given the significant number of common shares acquired by new investors in the private placement.  This provided a market capitalization of $66.1 million as of December 31, 2014.  We determined that the fair value of our businesses for accounting purposes was equal to our market capitalization of approximately $66.1 million which we then compared to our stockholders’ equity of $38.2 million noting that fair value exceeds carrying value and therefore, indicated no impairment of our goodwill.

Our intangible assets as of December 31, 2014 consist of an in-process research and development (IPR&D) intangible asset acquired as part of the Paloma acquisition. The fair value of the IPR&D asset was determined as of the acquisition date using the cost approach. The cost approach was chosen as we were not able to estimate an income stream attributable to the IPR&D asset given the fact that the related product has only completed Phase I clinical trials and the timeline to commercial viability, if the FDA approval process is successful, is somewhat uncertain and would take a number of years. As the product continues in its development efforts, based on the facts and circumstances at the time of a future valuation for the purposes of assessing impairment, it is possible that the values for the IPR&D intangible assets currently on our consolidated balance sheets could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of our intangible assets of $6,449,628 as of December 31, 2014. We plan to next test the IPR&D intangible asset for impairment at our next annual impairment date in the second quarter of 2015.

In the fourth quarter of 2014, we strategically decided that our initial focus would be our development efforts with respect to RES-529 for ophthalmology (specifically age-related macular degeneration) and oncology (specifically glioblastoma multiforme) and RES-440 for dermatology (specifically acne vulgaris).  Based on our decision to abandon our development efforts on the Canterbury cosmeceutical finite lived intangible assets and the Canterbury IPR&D asset, we determined that the carrying value of such assets was no longer recoverable.  We recorded an impairment of our intangible assets of $6,670,345 on our consolidated statements of operations as of December 31, 2014.  The impairment consisted of $3,035,000 of impairment of the IPR&D asset and $3,635,345 of impairment of the finite lived intangible assets.

Stock-Based Compensation

We account for stock-based compensation based on the grant date fair value of the award. We recognize this cost as an expense over the requisite service period, which is generally the vesting period of the respective award. Forfeitures rates are used in stock-based compensation to adjust the recognized stock-based compensation expense to reflect the expected attrition of employees prior to their full vesting in stock-based compensation awards. Due to the small number of employees at our company, we have assumed a forfeiture rate of zero as the population of employees is not large enough for our potential forfeitures to be adequately represented by a single percentage measurement, and in granting the awards, we would expect that the employee will remain at our company until the award vests. Should an employee leave our company, management will adjust stock-based compensation to reflect the expense related to the portion of those awards that were unvested at the time of the employee’s departure. We use the Black-Scholes option-pricing model to determine the estimated fair value of stock options. Critical inputs into the Black-Scholes option-pricing model include: the estimated grant date fair value of our common stock: the option exercise price: the expected term of the option in years: the annualized volatility of the stock: the risk-free interest rate: and the annual rate of quarterly dividends on the stock. If any of the assumptions used in the Black-Scholes model changes significantly. stock-based compensation for future awards may differ materially compared with the awards granted previously. The inputs that create the most sensitivity in our option valuation are the volatility and expected term.

Given our recent repositioning as a specialty biopharmaceutical company. we do not have sufficient trading data to calculate volatility based on our own common stock. the expected volatility is calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information is available. While we are not aware of any news regarding or disclosure by our peers that may impact their respective volatilities. there is a risk that peer group volatility may increase. thereby increasing the future compensation expense resulting from future option grants. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price as a specialty biopharmaceutical company becomes available. or unless circumstances change such that the identified companies are no longer similar to us. in which case. more suitable companies whose share prices are publicly available would be utilized in the calculation.

The expected term of the stock options is determined based upon the simplified approach. allowed under SEC Staff Accounting Bulletin No. 110. which assumes that the stock options will be exercised evenly from vesting to expiration. as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. As we obtain data associated with future exercises. the expected term of future grants will be adjusted accordingly.

See Note 15. "Stock-Based Compensation." to the consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K for additional information regarding the assumptions used in the Black-Scholes model.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on our financial position, results of operations or cash flows. We describe such pronouncements in Note 2 to our consolidated financial statements under "recently issued accounting pronouncements."

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 7A is not applicable to RestorGenex as a smaller reporting company and has been omitted.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RestorGenex Corporation

Buffalo Grove, Illinois

We have audited the accompanying consolidated balance sheet of RestorGenex Corporation and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RestorGenex Corporation and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

April 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RestorGenex Corporation

Los Angeles, California

We have audited the accompanying consolidated balance sheets of RestorGenex Corporation (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity/(deficit) and cash flows for the year ended December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RestorGenex Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GOLDMAN KURLAND AND MOHIDIN LLP

Goldman Kurland and Mohidin LLP

Encino, California

April 15, 2014 and for the removal of going concern emphasis of matter paragraph, for which the date is April 3, 2015.

RESTORGENEX CORPORATION

Consolidated Balance Sheets

December 31, 2014 and December 31, 2013

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,883,887	$254,964
Prepaid expenses, deposits and other assets	2,286,930	2,743,319
	24,170,817	2,998,283

PROPERTY AND EQUIPMENT, NET	102,315	11,262

OTHER ASSETS
Intangible assets, net	6,449,628	7,691,682
Goodwill	12,055,991	7,642,825
TOTAL ASSETS	$42,778,751	$18,344,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$417,307	$1,520,206
Other accrued expenses and liabilities	1,921,293	3,480,009
Due to officer	—	156,358
Notes payable	—	1,667,002
Note payable - related party	—	200,000
Obligation to issue stock for transfer of liabilities	—	1,854,743
	2,338,600	8,878,318

DEFERRED TAXES	2,274,526	3,000,576
TOTAL LIABILITIES	4,613,126	11,878,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock:
Issued and outstanding; $0.001 par value; 1,000,000,000 shares authorized; 2014 - 18,614,968; 2013 - 5,813,785	18,615	5,814
Additional paid-in-capital	113,437,384	67,390,493
Accumulated deficit	(75,290,374)	(60,937,550)
Total RestorGenex stockholders’ equity	38,165,625	6,458,757
Non-controlling interest equity	—	6,401
Total stockholders’ equity	38,165,625	6,465,158
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,778,751	$18,344,052

See accompanying notes to the consolidated financial statements.

RESTORGENEX CORPORATION

Consolidated Statements of Operations

December 31, 2014 and December 31, 2013

	Year Ended December 31,
	2014	2013

REVENUES	$—	$—

TOTAL REVENUES	—	—

EXPENSES
Research and development	2,860,658	342,916
General and administrative	4,760,145	7,331,759
Impairment of intangible assets	6,670,345	1,935,621
Gain on property damage settlement	(243,592)	—
Fair value of common stock exchanged for warrants	—	3,069,792
Depreciation and amortization	566,262	116,446
TOTAL EXPENSES	14,613,818	12,796,534

LOSS FROM OPERATIONS	(14,613,818)	(12,796,534)

OTHER EXPENSES/(INCOME)
Gain on adjustments to fair value of derivative liability	—	(8,980,077)
Gain on extinguishment of derivative liability	—	(1,635,967)
Loss on settlement of notes payable - related parties	1,907,772	—
Loss on settlement of notes payable	400,016	—
Other (income) expenses	(25,401)	660,586
Interest expense	273,503	126,481
TOTAL OTHER EXPENSES/(INCOME)	2,555,890	(9,828,977)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(17,169,708)	(2,967,557)
Benefit from income taxes	2,816,884	—
LOSS FROM CONTINUING OPERATIONS	(14,352,824)	(2,967,557)
Income from discontinued operations	—	503,207

NET LOSS	(14,352,824)	(2,464,350)
Preferred dividends	—	171,625

NET LOSS ATTRIBUTABLE TO RESTORGENEX CORPORATION	$(14,352,824)	$(2,635,975)

Basic and diluted loss per share for continuing operations - attributable to RestorGenex Corporation	$(1.00)	$(1.19)
Basic and diluted income per share for discontinued operations	—	0.19
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(1.00)	$(1.00)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	14,299,473	2,646,603
FULLY-DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	14,299,473	2,646,603

See accompanying notes to the consolidated financial statements.

RESTORGENEX CORPORATION

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014 and 2013

			Additional
	Common Stock		Paid-In	Accumulated	Preferred Stock Series
	Shares	Amount	Capital	Deficit	D	E	Total

Balance at January 1, 2013	890,837	$891	$38,329,046	$(56,717,225)	$19	$9	$(18,387,260)

Issuance of common stock for cash	142,501	143	427,358	—	—	—	427,501
Stock expense, value of warrants and options	—	—	4,527,067	—	—	—	4,527,067
Payment of preferred stock dividends with common stock	4,202	4	99,789	—	—	—	99,793
Conversion of Series D Preferred to common stock	11,611	12	(12)	—	(19)	—	(19)
Conversion of Series E Preferred to common stock	1,575,000	1,575	(1,575)	—	—	(9)	(9)
Conversion of debt to common stock	576,331	577	2,915,922	—	—	—	2,916,499
Conversion of warrants to common stock	1,023,264	1,023	(1,023)	—	—	—	—
Common stock issued in settlement of contract	2,000	2	31,998	—	—	—	32,000
Remove accrued dividends for Series E extinguishment	—	—	802,994	—	—	—	802,994
Remove accrued interest for notes exchanged for common stock	—	—	63,602	—	—	—	63,602
Common stock issued as part of board compensation	(6,827)	(8)	41,757	—	—	—	41,749
Fair value charge for warrants retired	—	—	3,069,792	—	—	—	3,069,792
Adjustments related to ProElite	—	—	942,600	(1,584,350)	—	—	(641,750)
Common stock issued for Canterbury / Hygeia acquisition	1,150,116	1,150	12,420,099	—	—	—	12,421,249
Issuance of common stock for advisory agreements	243,250	243	3,231,482	—	—	—	3,231,725
Common stock issued as fee	1,500	2	10,498	—	—	—	10,500
Issuance of common stock to third party for assumption of liabilities	200,000	200	479,099	—	—	—	479,299
Net loss	—	—	—	(2,635,975)	—	—	(2,635,975)

Balance at December 31, 2013	5,813,785	$5,814	$67,390,493	$(60,937,550)	$—	$—	$6,458,757

Issuance of common stock, net of offering costs	8,895,685	8,896	31,841,071	—	—	—	31,849,967
Employee and director stock-based compensation	—	—	1,606,947	—	—	—	1,606,947
Warrants issued to consultants	—	—	547,061	—	—	—	547,061
Common stock issued for Paloma acquisition	2,500,000	2,500	6,247,500	—	—	—	6,250,000
Common stock issued for VasculoMedics acquisition	220,000	220	549,780	—	—	—	550,000
Issuance of common stock to third party for assumption of liabilities	150,000	150	272,952	—	—	—	273,102
Retirement of common stock originally issued to a third party for assumption of liabilities	(99,332)	(99)	—	—	—	—	(99)
Issuance of common stock as settlement of accounts payable and accrued liabilities	160,056	160	587,441	—	—	—	587,601
Common stock issued as settlement of an outstanding liability to law firm	53,457	53	214,112	—	—	—	214,165
Common stock issued as payment of notes payable	274,764	275	979,796	—	—	—	980,071
Common stock issued as payment of notes payable - related party	646,553	646	3,200,231	—	—	—	3,233,448
Net loss	—	—	—	(14,352,824)	—	—	(14,352,824)

Balance at December 31, 2014	18,614,968	$18,615	$113,437,384	$(75,290,374)	$—	$—	$38,165,625

See accompanying notes to the consolidated financial statements.

RESTORGENEX CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2014 and December 31, 2013

	Year Ended December 31,
	2014	2013

CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net loss	$(14,352,824)	$(2,457,949)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	566,262	118,306
Loss on disposal of fixed assets	6,056	—
Employee and director stock-based compensation - non-cash	1,606,947	2,225,989
Stock warrant expense - noncash	47,542	2,002,328
Deferred income taxes	(2,816,884)	—
Gain on settlement of property damage	(243,592)	—
Impairment of intangible assets	6,670,345	1,935,621
Gain on extinguishment of derivative liability	—	(1,635,967)
(Gain) / loss on adjustments to fair value of derivative liability	—	(8,980,077)
Fair value of common stock exchanged for warrants	—	3,069,792
Note payable issued for services	—	50,000
Common stock issued for services	—	262,813
Loss on settlement of note payable - related parties	1,907,772	—
Loss on settlement of note payable	400,016	—
Changes in other assets and liabilities affecting cash flows from operating activities
Prepaid expenses, deposits and other assets	979,551	627,377
Accounts payable and accrued liabilities	(3,801,324)	1,597,137
Net cash (used in) operating activities	(9,030,133)	(1,184,630)

CASH FLOWS (USED IN) INVESTING ACTIVITIES
Purchase of fixed assets	(50,911)	—
Net cash (used in) investing activities	(50,911)	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds on notes payable - related party	400,000	—
Proceeds on notes payable	—	700,000
Payment of notes payable	(1,540,000)	—
Proceeds from issuance of common stock net of offering costs	31,849,967	427,501
Net cash provided by financing activities	30,709,967	1,127,501

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	21,628,923	(57,129)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	254,964	312,093
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,883,887	$254,964

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$677,250	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of accounts payable to notes payable related to Company’s outside law firm	$407,998	$—
Issuance of shares of common stock and stock warrants as payment of accounts payable and accrued liabilities	$1,323,771	$—
Issuance of shares of common stock as payment of notes payable	$580,055	$—
Issuance of shares of common stock and stock warrants as payment of notes payable - related parties	$1,293,105	$—
Issuance of warrants as payment for consulting services	$547,061	$—
Acquisition of business in exchange for common stock	$6,800,000	$12,421,249

See accompanying notes to the consolidated financial statements.

RESTORGENEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1.                                      Description of Business and Corporate History

RestorGenex Corporation (“Company”) is a specialty biopharmaceutical company focused on developing products for ophthalmology, oncology and dermatology.  The Company’s lead product is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in pre-clinical development in oncology, specifically glioblastoma multiforme.  The Company’s current pipeline also includes a “soft” anti-androgen compound for the treatment of acne vulgaris.  The Company’s novel inhibition of the PI3K/Akt/mTOR pathway and unique targeting of the androgen receptor show promise in a number of additional diseases, which the Company is evaluating for the purpose of creating innovative therapies that are safe and effective treatments to satisfy unmet medical needs.

Prior to the Company repositioning itself as a specialty biopharmaceutical company in 2013, the Company operated various entertainment and sports events which it acquired in a series of acquisitions beginning in March 2008.

In March 2008, pursuant to an agreement and plan of merger dated August 20, 2007 between Feris International, Inc. (“Feris”) and Pro Sports & Entertainment, Inc. (“PSEI”), Feris issued 495,000 shares of its common stock for all issued and outstanding shares of PSEI, resulting in PSEI becoming a wholly owned subsidiary of Feris and the surviving entity for accounting purposes.  In July 2008, Feris’s corporate name was changed to Stratus Media Group, Inc.  PSEI specialized in various entertainment and sports events that it owned and operated.  PSEI also owned Stratus Rewards LLC that planned to operate a credit card rewards program.  In June 2011, Stratus Media acquired shares of series A convertible preferred stock of ProElite, Inc. (“ProElite”) that organized and promoted mixed martial arts (“MMA”) matches.  These holdings of series A convertible preferred stock provided Stratus Media voting rights on an as-converted basis equivalent to a 95% ownership in ProElite.  During the first quarter of 2013, Stratus Media decided to focus on the MMA business and temporarily suspended development of its other businesses.  Because of lack of working capital at that time, Stratus Media suspended operations of ProElite effective June 30, 2013.  Following the Company’s repositioning as a specialty biopharmaceutical company, the Company’s Board of Directors voted to discontinue the operations of ProElite effective March 31, 2014.  The Company intends to dissolve ProElite during 2015.

In 2013, in order to reposition the Company as a specialty biopharmaceutical company, the Company’s Board of Directors authorized management to pursue acquisition opportunities in the life sciences sector in view of the experience and expertise in that area of the Company’s largest stockholders and the Company’s current chairman and vice chairman, respectively, Sol J. Barer and Isaac Blech.  On November 18, 2013, the Company completed the acquisition of Canterbury Laboratories, LLC and Hygeia Therapeutics, Inc.  On March 28, 2014, the Company completed the acquisition of Paloma Pharmaceuticals, Inc. and VasculoMedics, Inc.

Effective September 30, 2013, the Company entered into an agreement and plan of merger with Canterbury Acquisition LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC (“Canterbury”), Hygeia Therapeutics, Inc. (“Hygeia”) and Yael Schwartz, Ph.D., as holder representative, pursuant to which the Company agreed to acquire by virtue of two mergers all of the outstanding capital stock of Canterbury and Hygeia, with Canterbury and Hygeia becoming wholly owned subsidiaries of the Company.  The consideration paid by the Company in connection with such mergers was the issuance by the Company of an aggregate of 1,150,116 shares of common stock issued to the stakeholders of Canterbury and Hygeia.  The mergers were completed on November 18, 2013.  For accounting purposes, the acquisition date was deemed to be September 30, 2013, the date the Company assumed oversight and control of the activities of the acquired companies.

On March 3, 2014, the Company entered into an agreement and plan of merger with Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and holder representative, pursuant to which the Company agreed to acquire by virtue of a merger all of the outstanding capital stock of Paloma, with Paloma becoming a wholly owned subsidiary of the Company.  On March 28, 2014, the merger with Paloma was effected and the Company issued an aggregate of 2,500,000 shares of common stock to the holders of Paloma’s common stock and its derivative securities, which included the assumption of promissory notes of Paloma in the aggregate amount (including both principal amount and accrued interest) of approximately $1,151,725, to be paid on the first anniversary of the closing date of the Paloma merger.  For accounting purposes, the acquisition date was deemed to be March 3, 2014, the date the Company assumed oversight and control of the activities of Paloma and VasculoMedics.

Also on March 3, 2014, the Company entered into an agreement and plan of merger with VasculoMedics Acquisition, Inc., VasculoMedics, Inc. (“VasculoMedics”) and David Sherris, Ph.D. pursuant to which the Company agreed to acquire by merger all of the outstanding capital stock of VasculoMedics, with VasculoMedics becoming a wholly owned subsidiary of the Company.  The VasculoMedics merger was concurrently closed with and as a condition to the closing of the Paloma merger on March 28, 2014 and the Company issued an aggregate of 220,000 shares of common stock to the VasculoMedics stockholders.

On March 7, 2014, the Company changed its corporate name from Stratus Media Group, Inc. to RestorGenex Corporation.

2.                                      Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These financial statements are expressed in U.S. dollars.  Following the Company’s repositioning as a specialty biopharmaceutical company in 2013, the Company is organized into one operating and one reporting segment.

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

On March 7, 2014, the Company effected a one-for-100 reverse split of its outstanding common stock.  All share data have been adjusted retroactively to reflect the one-for-100 reverse stock split effected on March 7, 2014.

Fourth Quarter Correction of Prior Period Misstatements

Subsequent to the filing of its Quarterly Report on Form 10-Q for the interim period ending September 30, 2014, the Company identified certain misstatements related to prior interim and annual periods. Management evaluated the effects of these misstatements on the prior periods to which they related and concluded that no prior periods were materially misstated. Accordingly, all misstatements have been corrected in the fourth quarter of 2014.  The net impact of correcting these misstatements in the fourth quarter is a reduction of Loss from Continuing Operations in the fourth quarter of 2014 by approximately $2.4 million, and reduction of Net Loss for the fourth quarter of 2014 by approximately $2.2 million.  Such misstatements had no impact on cash flows in any period.  The primary misstatements corrected in the fourth quarter of 2014 include:

(a)           Accrued Rent Liability - Due to formula errors in a worksheet and a difference between the underlying support and the general ledger balance, the amount reported for “rent liability for facilities no longer occupied”, which is included in “other accrued expenses and liabilities” in the consolidated balance sheets was overstated as of December 31, 2013, and as of the end of each of the first three quarterly periods in 2014, and should have been $808,418, rather than $1,121,495. $313,077 was recorded in the fourth quarter of 2014 to reduce the amount of the liability with the effect of reducing “general and administrative expense” in both the fourth quarter and for the full year of 2014 by $313,077.  Other than this correcting entry there was no activity affecting this liability during 2014.

(b)           Loss on Settlement of Notes Payable - During the fourth quarter of 2014 the amounts originally recorded during the second quarter of 2014 for the “loss on settlement of notes payable”, the “loss on settlement of notes payable — related parties” and the “loss related to the settlement of certain accounts payable and accrued liabilities in exchange for common stock” (included within “general and administrative expense”) were adjusted by $474,200, $191,555, and $496,104, respectively, for a total adjustment recorded in the fourth quarter of 2014 related to these items of approximately $1.2 million as a result of computational errors made when such losses were originally calculated.

(c)           During the fourth quarter of 2014, in evaluating its products and technologies in connection with the Company’s strategic review, management of the Company determined that certain of the intangible assets it acquired in the Canterbury/Hygeia and Paloma/VasculoMedics acquisitions represented in-process research and development (IPR&D) assets given their state of development at the time of the acquisition.  IPR&D intangible assets are accounted for as indefinite-lived intangible assets and are not subject to amortization.  The Company had previously been recognizing amortization on all of its identified intangible assets and therefore concluded that amortization expense had been incorrectly recorded in earlier quarterly periods in 2014, and that there was an immaterial difference related to 2013.  To correct for this misstatement, the Company recorded adjustments in the fourth quarter of 2014 to reduce 2014 “amortization expense” and increase “intangible assets” by approximately $449,006.  This adjustment also resulted in an adjustment for the deferred tax effect of the amortization which caused the “deferred tax liability” to increase by about $182,388 with a corresponding decrease in the “benefit of income taxes” recorded in the consolidated statements of operations.

(d)           Goodwill — During the fourth quarter of 2014, management of the Company determined that goodwill recorded in connection with the Canterbury and Hygeia acquisitions in 2013 was understated by $300,000 due to the omission of $300,000 of accrued liabilities from the initial acquisition date balance sheet that was recorded upon acquisition.  Such amount was recorded as general and administrative expense when paid in the fourth quarter of 2013.  Similarly, management also determined that goodwill recorded in connection with the Paloma acquisition in the first quarter of 2014 was understated by $135,000 due to the omission of $135,000 of accrued liabilities from the initial acquisition date balance sheet that was recorded upon acquisition.  Such amount was recorded as general and administrative expense when paid in the second quarter of 2014.  In the fourth quarter of 2014, to correct these errors and properly state goodwill as of December 31, 2014, the Company recorded a $435,000 adjustment to increase goodwill and a reduction in general and administrative expense in the same amount.

Reclassifications

Certain 2013 amounts were reclassified to conform to the manner of presentation in the current period.  These reclassifications included:

(a)           The break-out of $342,916 of research and development expenses for 2013 into a separate line item in the consolidated statements of operations.  In the prior year, such amount had been included in the line item “general, administrative, research and development.”

(b)           $557,451 of expense recognized in 2013 from amortizing the prepaid expense asset for general financial advisory and investment banking services described in note 4 was reclassified to “general and administrative” expense in the current year consolidated statements of operations from “depreciation and amortization” expense in the prior year presentation.  In the consolidated statements of cash flows, the same amount was reclassified within the “cash flows used in operating activities” section from “depreciation and amortization” in the prior year presentation to “prepaid expenses, deposits and other assets” in the current year presentation.

(c)           The combination of various line items within current liabilities on the consolidated balance sheets into a single line item for “other accrued expenses and liabilities.”

(d)           $4,228,317 of expense recognized in 2013 from stock-based compensation and warrant expense described in notes 14 and 15 was reclassified to “general and administrative” expense in the 2014 consolidated statements of operations presentation from “warrants, options and stock” expense in the prior year presentation.  In the consolidated statements of cash flows, the same amount was reclassified within the “cash flows used in operating activities” section from “warrants, options and stock” in the prior year presentation to

“employee and director stock-based compensation — non-cash” in the amount of $2,225,989 and “stock warrant expense — non-cash” in the amount of $2,002,328 in the current year presentation.

(e)           $1,071,392 of expense recognized in 2013 from legal and professional services was reclassified to “general and administrative” expense in the 2014 consolidated statements of operations presentation from “legal and professional services” expense in the prior year presentation.

Consolidation

The consolidated balance sheet at December 31, 2014 consolidates the accounts of ProElite, Canterbury, Hygeia, Paloma and VasculoMedics and the consolidated balance sheet at December 31, 2013 consolidates the accounts of ProElite, Canterbury and Hygeia.  The consolidated statements of operations for the year ended December 31, 2014 consolidate the accounts of Canterbury, Hygeia, as well as Paloma and VasculoMedics from their respective dates of acquisition.  The consolidated statements of operations for the year ended December 31, 2013 consolidate the accounts of Canterbury and Hygeia from the date of acquisition and include ProElite as discontinued operations.  All significant intercompany balances were eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of certain of the Company’s financial instruments, including cash and cash equivalents and accounts payable, approximate fair value due to their short maturities.  Other information about the Company’s assets and liabilities recorded at fair value is included in note 3.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company records depreciation using the straight-line method over the following estimated useful lives:

Equipment	3 – 5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or life of improvements

Long-Lived Assets

Long-lived assets are reviewed for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. The Company does this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If it is determined an impairment exists, the asset is written down to its estimated fair value.

Business Combinations

For all business combinations, the Company records all assets and liabilities of the acquired business, including goodwill and other identified intangible assets, at their fair values starting in the period when the acquisition is completed.  Acquisition-related transaction costs are expensed as incurred.

Intangible Assets

Intangible assets as of December 31, 2014 consisted of identifiable intangible assets arising from the acquisition of Paloma. Intangible assets as of December 31, 2013 consisted of identifiable intangible assets arising from the acquisitions of Canterbury and Hygeia, which assets were deemed to be impaired in the fourth quarter of 2014.

Purchased intangible assets subject to amortization, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefit realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  An impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

The fair value of in-process research and development (“IPR&D”) projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a definite-lived intangible asset, or discontinuation, at which point the intangible asset will be recognized as an impairment charge.  Research and development costs incurred after the acquisition are expensed as incurred.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed.  Goodwill is not amortized, but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit.

The Company performs its annual goodwill impairment test during the fourth quarter of its fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill.

Research and Development

All research and development costs are expensed as incurred.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

As of December 31, 2014 and 2013, the Company had net operating loss (“NOL”) carryforwards as follows:

	December 31,
	2014	2013
Combined NOL Carryforwards:
Federal	$57,521,560	$47,728,300
California	50,440,965	44,482,850

For federal tax purposes, the NOL carryforwards for 2014 and 2013 begin expiring in 2020. From December 31, 2012 to December 31, 2014, the number of outstanding shares of common stock increased from 890,837 to 18,614,968.  This increase in the number of shares of common stock outstanding constitutes a change of ownership, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions, and is likely to significantly limit the ability of the Company to utilize these NOL carryforwards to offset future income.  Accordingly, the Company recorded a 100% valuation allowance of the deferred tax assets at December 31, 2014 and December 31, 2013.

Stock-Based Compensation

Compensation cost is measured and recognized at fair value for all stock-based payments, including stock options.  For stock options, the Company estimates fair value using the Black-Scholes option-pricing model, which requires assumptions, such as expected volatility, risk-free interest rate, expected life, and dividends.  Stock-based compensation expense is recognized net of estimated forfeitures on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior, and is included in general and administrative expenses in the Company’s consolidated statements of operations.  For 2014, the Company estimated a forfeiture rate of nil when computing stock-based compensation expense given the small population of primarily senior officers to whom the stock options were granted.  The Company reassesses its estimated forfeiture rate periodically based on new facts and circumstances.  The Company accounts for equity instruments issued to non-employees in accordance with ASC Topic 718 and Emerging Issues Tax Force (“EITF”) Issue No. 96-18.  The fair value of each stock option and warrant granted is estimated as of the grant date using the Black-Scholes option pricing model.

Derivative Liabilities

The Company’s derivative liabilities as of December 31, 2013 were related to the Company’s former series E convertible preferred stock warrants described in note 13.  Such derivative liabilities were recognized in the consolidated balance sheets at fair value and changes in fair value were recognized in the statement of operations each period.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to RestorGenex Corporation by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all of the Company’s potential shares, warrants and stock options had been issued and if the additional shares were dilutive. The computation of diluted loss per share does not include the Company’s stock options or warrants as such securities have an antidilutive effect on loss per share.

Because of their anti-dilutive effect, 8,472,013 and 907,505 shares of the Company’s common stock equivalents comprised of stock options and warrants for the years ended December 31, 2014 and 2013, respectively, have been excluded from the calculation of diluted earnings per share.

Comprehensive Income (Loss)

The Company does not have items of other comprehensive income (loss) for the years ended December 31, 2014 or 2013; and therefore, comprehensive loss equals net loss for those years.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014, which means the first quarter of 2015, with early adoption permitted.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  This new guidance will not affect the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (ASC Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps:

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  This pronouncement provides additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The Company will adopt this guidance as of January 1, 2017.  The Company does not anticipate that the adoption of this guidance will result in additional disclosures; however, management will begin performing the periodic assessments required by ASU 2014-15 on its effective date.

3.                                      Acquisitions

Canterbury and Hygeia Acquisitions

Effective September 30, 2013, the Company entered into an agreement and plan of merger with Canterbury Acquisition LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC, Hygeia Therapeutics, Inc. and Yael Schwartz, Ph.D., as holder representative, pursuant to which the Company agreed to acquire by virtue of two mergers all of the outstanding capital stock of Canterbury and Hygeia, with Canterbury and Hygeia becoming wholly owned subsidiaries of the Company.  The consideration paid by the Company in connection with such mergers was the issuance by the Company of an aggregate of 1,150,116 shares of common stock issued to the stakeholders of Canterbury and Hygeia.  The mergers were completed on November 18, 2013.

The acquisition of Canterbury and Hygeia was a step in the implementation of the Company’s plan to reposition itself as a specialty biopharmaceutical company.  The total purchase consideration for the Canterbury and Hygeia acquisitions was $12,421,249 based upon the number of shares issued as part of the acquisition and the market price of the Company’s common stock on September 30, 2013.  The value of certain patents at the time of purchase was $144,356 as reflected on the books of Canterbury, giving rise to an adjustment of $7,167,644 to the Company for the total value of the Canterbury and Hygeia intangible assets of $7,312,000.  Total goodwill of $8,226,133 consisted of the $5,409,249 initial allocation of the purchase price plus the deferred tax liability of $2,816,884.

The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The valuation technique utilized to value the intangible assets was the income approach.  The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

September 30, 2013
Intangibles assets	$7,312,000
Goodwill	8,226,133
Accrued liabilities	(300,000)
Deferred tax liability	(2,816,884)
Net assets acquired	$12,421,249

For the year ended December 31, 2013, additional expenses associated with Canterbury and Hygeia of $138,320 after the acquisition date were included in the Net Loss Attributable to RestorGenex Corporation of $2,464,350 for the year ended December 31, 2013.  Canterbury and Hygeia had no revenues during 2013 after the acquisition date.  Acquisition-related costs related to these acquisitions were nominal and were expensed as incurred.

Paloma and VasculoMedics Acquisitions

On March 3, 2014, the Company entered into an agreement and plan of merger with Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. and David Sherris, Ph.D., as founding stockholder and holder representative, pursuant to which the Company agreed to acquire by virtue of a merger all of the outstanding capital stock of Paloma, with Paloma becoming a wholly owned subsidiary of the Company.  On March 28, 2014, the merger with Paloma was effected and the Company issued an aggregate of 2,500,000 shares of common stock to the holders of Paloma’s common stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (including both principal amount and accrued interest) of approximately $1,151,725, to be paid on the first anniversary of the closing date of the Paloma merger.  On August 5, 2014, the Company repaid in full the then-outstanding balance including accrued interest of the Paloma assumed promissory notes, totaling $1,331,007.  The notes were terminated upon their prepayment and there were no early termination fees.  Interest expense incurred after acquisition was $179,282.

Also on March 3, 2014, the Company entered into an agreement and plan of merger with VasculoMedics Acquisition, Inc., VasculoMedics, Inc. and David Sherris, Ph.D. pursuant to which the Company agreed to acquire by virtue of a merger all of the outstanding capital stock of VasculoMedics, with VasculoMedics becoming a wholly owned subsidiary of the Company.  The VasculoMedics merger was concurrently closed with and as a condition to the closing of the Paloma merger on March 28, 2014 and the Company issued an aggregate of 220,000 shares of common stock to the VasculoMedics stockholders.

The acquisitions of Paloma and VasculoMedics were additional steps in the implementation of the Company’s plan to position itself as a specialty biopharmaceutical company.  The total purchase consideration for the Paloma and VasculoMedics acquisitions was $6,800,000.

The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The valuation technique utilized to value the intangible assets was the cost approach.  The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

March 3, 2014
Intangibles assets	$6,449,628
Prepaids and other current assets	23,642
Property, plant and equipment	58,123
Goodwill	3,829,858
Accrued liabilities	(135,000)
Notes payable and accrued interest	(1,151,725)
Deferred tax liability	(2,274,526)
Net assets acquired	$6,800,000

For the year ended December 31, 2014, expenses associated with the Paloma and VasculoMedics acquisitions were $846,910 included in the consolidated net loss of $14,352,824 for the year ended December 31, 2014.  Acquisition-related costs related to the Paloma and VasculoMedics acquisitions were nominal.

Pro Forma Financial Information (Unaudited)

The following pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of Canterbury and Hygeia had taken place on January 1, 2012 and as if the Paloma and VasculoMedics acquisitions had taken place on January 1, 2013.  The pro forma information includes acquisition and integration expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

	2014	2013
Net revenues	$—	$127,167
Net loss attributable to holders of RestorGenex common stock	(13,285,506)	(2,857,204)
Basic and diluted loss per share	$(0.78)	$(0.45)

4.                                      Prepaid Expenses, Deposits and Other Assets

In July 2013, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company for three years on a non-exclusive basis.  Under this agreement, the Company issued Maxim 210,250 shares of the Company’s common stock.  These shares were valued at $15.00 per share, which was the closing price of the common stock on the date of the agreement, for a total expense of $3,153,750.  This expense is being recognized ratably over the life of the three-year term of the agreement at $262,813 per quarter.  As of December 31, 2014, $1,576,875 remained in prepaid expenses, deposits and other assets related to the Maxim agreement on the consolidated balance sheets.

5.                                      Property and Equipment, Net

Property and equipment, net of accumulated depreciation at December 31, 2014 and 2013 consists of the following:

	December 31,
	2014	2013
Computing equipment and office machines	$16,072	$145,245
Furniture and fixtures	32,945	78,833
Leasehold improvements	60,017	—
Total	109,034	224,078
Less accumulated depreciation	(6,719)	(212,816)
Property and equipment, net	$102,315	$11,262

For the year ended December 31, 2014, depreciation expense was $11,924.  For the year ended December 31, 2013, depreciation expense was $40,919.

6.                                      Intangible Assets, Net

Intangible assets were as follows:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Finite lived intangible assets	$—	$—	$—	$7,779,000	$(87,318)	$7,691,682
In-process research and development costs (IPR&D)	6,449,628	—	6,449,628	—	—	—
Total intangible assets	$6,449,628	$—	$6,449,628	$7,779,000	$(87,318)	$7,691,682

In finalizing the purchase accounting for our acquisitions of Canterbury and Hygeia during 2014, the Company determined that one of the acquired intangible assets should have been classified as an in-process research and development intangible asset and reclassified the asset, accordingly, upon the finalization of purchase accounting in 2014.

The Company recorded amortization expense on finite lived intangible assets of $554,338 within depreciation and amortization on the consolidated statements of operations.  The Company performed a review of finite lived intangible assets to determine if the carrying amount of those assets may not be recoverable.  If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related assets over their remaining lives against its respective carrying amounts.  The Company also performed an assessment for IPR&D to determine whether it is more likely than not that the carrying value of the assets may not be recoverable. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

In the fourth quarter of 2014, the Company strategically decided that its initial focus would be its development efforts with respect to RES-529 on ophthalmology (specifically age-related macular degeneration) and oncology (specifically glioblastoma multiforme) and RES-440 on dermatology (specifically acne vulgaris).  Based on the Company’s decision to abandon its development efforts on the Canterbury cosmeceutical finite lived intangible assets and the Canterbury IPR&D asset, the Company determined that the carrying value of such assets was no longer recoverable.  The Company recorded an impairment of its intangible assets of $6,670,345 on its consolidated statements of operations as of December 31, 2014.  The impairment consisted of $3,035,000 of impairment of IPR&D assets and $3,635,345 of impairment of finite lived intangible assets.

7.                                      Goodwill

Goodwill was $12,055,991 at December 31, 2014 and $7,642,825 at December 31, 2013, with the increase arising from the acquisitions of Paloma and VasculoMedics on March 28, 2014 and the correction of the prior period misstatement described in Note 2.  The Company performed its annual impairment test during the fourth quarter of 2014 and 2013.  No goodwill impairment loss was recorded during the years ended December 31, 2014 and 2013 as the fair value of the reporting unit exceeded its carrying value.

8.                                      Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities consisted of the following:

	December 31,
	2014	2013
Payroll related	$741,032	$479,087
Estimated property damage liability that may not be covered by insurance	—	393,592
Deferred salary and other compensation	—	571,328
Professional fees	217,663	110,000
Board fees	55,000	657,934
Rent liability for facilities no longer occupied	808,418	1,121,495
Accrued interest	—	89,472
Other	99,180	57,101
	$1,921,293	$3,480,009

From February 2013 and into the second quarter of 2014, the Company was unable to pay employees and non-employee directors on a regular basis, resulting in unpaid salaries, fees and other compensation of $571,328 as of December 31, 2013, net of advances.  The Company had paid all unpaid salaries, fees and other compensation, net of advances, as of December 31, 2014.

9.                                      Due to Officer

In connection with an employment agreement between the Company and the Company’s former Chief Financial Officer, the Company owed this officer $156,358 in unpaid amounts consisting of consulting fees prior to employment, expenses, salary increases and signing bonus as of December 31, 2013.  Effective as of April 29, 2014, the Company entered into a settlement agreement and release with this officer pursuant to which the parties agreed upon an amount of compensation and other monies owed to the officer from the inception of his work through December 31, 2013 and the Company issued him 59,250 shares of common stock.  No amounts were due to this former officer as of December 31, 2014.

10.                               Notes Payable

Notes payable were as follows:

	December 31,
	2014	2013

Note payable to the Company’s outside law firm and represented corporate and litigation fees due as of December 31, 2013. This note originally bore interest at 3% and was due December 31, 2012. Starting on January 1, 2013, this note bore interest at 10%. This note was in default as of December 31, 2013, but was repaid prior to December 31, 2014. In April 2014, the Company agreed to issue to the law firm a non-interest bearing convertible note in the aggregate principal amount of $875,000 (the “Replacement Note”) as payment in full for the amounts owed to the law firm at that time, including the $467,200 note that was issued on July 1, 2012, contingent on the Company successfully concluding a Cash Proceeds Event. The Replacement Note was due in full on March 31, 2015. Based on the terms of the Replacement Note, on May 6, 2014, the Company repaid the Replacement Note in full upon the receipt of funding. (See note 14)

	$—	$467,002

Notes payable to 11 investors dated July 9, 2012 with a maturity date on the earlier of a $2,000,000 capital raise by the Company or February 6, 2013 and bear interest at 10%. $225,000 of these notes were converted by nine investors to common stock in November 2013. The remaining two notes were converted by the remaining two investors to common stock in December 2014	—	50,000

Note payable to a high-yield fund. This note bore interest at 10% and was scheduled to mature on June 19, 2014. Upon the closing of a financing of at least $7,500,000 on or before the applicable maturity date, this note was to be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities. This note was secured by the assets of the Company. This note was converted into 259,236 shares of common stock on April 29, 2014	—	500,000

Note payable to the Company’s Chairman of the Board dated August 9, 2013. Bore interest at 7% and was scheduled to mature on August 9, 2014. Contained mandatory conversion into security or securities totaling $10 million or more at the lesser of 50% of the selling price of such securities or the equivalent of $4.00 per share of common stock. This note was secured by the assets of the Company. This note was converted into 264,432 shares of common stock and a warrant to purchase 198,324 shares of common stock on April 29, 2014. (See note 11)	—	500,000

Note payable to the Company’s Chairman of the Board dated December 19, 2013. This note bore interest at 10% and was scheduled to mature on June 19, 2014. Upon the closing of a financing of at least $7,500,000 on or before the applicable maturity date, this note was to be converted into securities issued in such financing at a conversion price equal to 50% of the purchase price per share or unit of the securities. This note was secured by the assets of the Company. This note was converted into 78,473 shares of common stock on April 29, 2014. (See note 11)	—	150,000

Note payable to a member of the Company’s Board of Directors dated March 5, 2013. This note was non-interest bearing and was scheduled to mature on the earlier of September 5, 2013 or receipt by the Company of $200,000 in net proceeds from a private placement. This note was in default as of December 31, 2013. This note was converted into 100,000 shares of common stock and a warrant to purchase 75,000 shares of common stock on October 21, 2014. (See note 11)	—	200,000
	$—	$1,867,002

Interest expense on these notes was $20,049 for the year ended December 31, 2014.  Interest expense on these notes was $228,294 for the year ended December 31, 2013. The Company incurred a debt extinguishment loss of $1,907,772 from the conversion of notes payable from related parties and a debt extinguishment loss of $400,016 from the conversion of notes payable.

11.                               Notes Payable — Related Parties

As of December 31, 2013, the Company had two unsecured convertible promissory notes payable in the aggregate principal amount of $650,000 owed to the Company’s Chairman of the Board.  The maturity dates of the notes were June 19, 2014 and August 9, 2014.  During the year ended December 31, 2014, the Company issued to the Company’s Chairman of the Board two additional convertible promissory notes in the aggregate principal amount of $400,000.  On April 29, 2014, these four convertible notes in the aggregate principal amount of $1,050,000 were converted pursuant to the terms thereof into an aggregate of 546,553 shares of common stock and a warrant to purchase 351,060 shares of common stock at an exercise price of $2.00 per share.  The warrant is exercisable immediately and expires on April 29, 2018. The Company incurred a debt extinguishment loss of $1,650,379 from the conversion of this note payable.

As of December 31, 2013, the Company had a non-interest bearing and unsecured note payable in the principal amount of $200,000 owed to a member of the Company’s Board of Directors dated March 5, 2013 with maturity on the earlier of September 5, 2013 or receipt by the Company of $200,000 in net proceeds from a private placement of Company securities.  This note was in default as of December 31, 2013.  On October 21, 2014, the Company’s Board of Directors unanimously consented to convert the note and issued to such director 100,000 shares of common stock and a warrant to purchase 75,000 shares of common stock at an exercise price of $4.80 per share.  The warrant is exercisable immediately and expires on October 21, 2018. The Company incurred a debt extinguishment loss of $257,394 from the conversion of this note payable.

As of December 31, 2014, the Company had no notes payable owed to any related parties.

12.                               Issuance of Common Stock for Transfer of Liabilities

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

On June 6, 2014, the Company entered into an amendment to settlement agreement and stipulation with ASC Recap pursuant to which the Company agreed to deliver to ASC Recap before June 10, 2014, $1,266,401 in cash for distribution by ASC Recap to the Creditors and an additional $300,000 in cash as a settlement fee for ASC Recap and ASC Recap agreed to surrender to the Company 99,332 shares of common stock.  The Company paid these amounts and ASC Recap surrendered the shares, resulting in a liability of zero as of December 31, 2014 related to this matter.

13.                               Derivative Liabilities

On May 24, 2011, the Company entered into a securities purchase agreement with eight investors pursuant to which the Company sold 8,700 shares of a new series of convertible preferred stock designated as series E convertible preferred stock (“Series E”) for $1,000 per share, or an aggregate of $8,700,000.  In October 2012, the Company sold 1,000 shares of Series E for $1,000,000.

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

14.                               Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of authorized, but unissued shares of preferred stock with a par value of $0.001 per share.

Common Stock

During the year ended December 31, 2014, the Company issued an aggregate of 12,801,183 shares of common stock, including 2,720,000 shares of common stock in connection with the acquisitions of Paloma and VasculoMedics (see note 3 to the consolidated financial statements), 53,457 shares of common stock to a law firm in settlement of outstanding legal obligations, 100,000 shares of common stock to a member of the Company’s Board of Directors upon conversion of convertible promissory notes (see note 11 to the consolidated financial statements), 546,553 shares of common stock to the Company’s Chairman of the Board upon conversion of convertible promissory notes (see note 13 to the consolidated financial statements), an aggregate of 160,056 shares of common stock to creditors in settlement of outstanding debt, 150,000 shares of common stock for assumption of liabilities, 274,764 shares of common stock upon conversion of three notes payable, and an aggregate of 8,895,685 shares of common stock in connection with a private placement, as described below.  During the year ended December 31, 2014, ASC surrendered 99,332 shares of common stock to the Company (see note 12 to the consolidated financial statements).

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

Also, on April 29, 2014, the Company issued a warrant to purchase 35,000 shares of common stock to its placement agent as compensation for a debt conversion transaction. The exercise price of the warrant is $4.80 per share.

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

On May 21, 2014, the Company issued to various institutional and individual accredited investors an aggregate of 872,310 shares of common stock and four-year warrants to purchase an aggregate of 261,693 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.3 share of common stock was $4.00.  The exercise price of the warrant is $4.80 per share.  In addition, on May 21, 2014, the Company issued to its placement agent as part of its compensation warrants to purchase 89,731 shares of common stock, on substantially the same terms as the warrants issued to investors.

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

Gross proceeds of the private placement to the Company were approximately $35.6 million and net proceeds were approximately $31.9 million, after paying $3.6 million of placement agent fees and $0.1 million of offering expenses.  The Company filed a registration statement on Form S-1 with the SEC on July 14, 2014 registering the offering and resale of 11,633,885 shares of common stock, including the outstanding shares of common stock and shares of common stock issuable upon exercise of the warrants issued in the private placement.  This registration statement was declared effective by the SEC on July 31, 2014.

Common Stock Issued in Settlement of Obligations

On April 29, 2014, the Company issued to its Chairman of the Board 546,553 shares of common stock and a warrant to purchase 351,060 shares of common stock at an exercise price of $2.00 per share upon conversion of four convertible promissory notes in the aggregate principal amount of $1,050,000 issued by the Company.  The Company recorded a loss on this conversion in the amount $1,670,579.

On May 21, 2014 the Company issued 259,236 shares of common stock to a creditor upon conversion of a promissory note in the principal amount of $500,000.  On December 2, 2014, the Company issued 7,764 shares of common stock to two creditors upon conversion of promissory notes in the principal amount of $50,000.  The Company recorded a loss on these settlements in the amount of $400,017.

The Company issued an aggregate of 160,056 shares of common stock to creditors, former directors and a former officer, pursuant to settlements of outstanding liabilities then owed to such individuals, and

53,457 shares of common stock and a warrant to purchase 16,037 shares of common stock as part of settlement of outstanding amounts due to the law firm.

On October 21, 2014, the Company issued to a member of the Company’s Board of Directors 100,000 shares of common stock and a warrant to purchase 75,000 shares of common stock at an exercise price of $4.80 per share upon conversion of a note payable in the principal amount of $200,000 issued by the Company.  The Company recorded a loss on this conversion in the amount $257,394.

Stock Options

Options to purchase an aggregate of 3,648,247 shares of common stock were outstanding as of December 31, 2014, and options to purchase an aggregate of 1,072,111 shares of common stock were exercisable as of December 31, 2014.

During the year ended December 31, 2014, the Company issued options to purchase an aggregate of 438,131 shares of common stock to non-employee members of the Company’s Board of Directors at a weighted average exercise price of $3.70 per share.  These options have a ten-year term and vest in equal quarterly installments over three years.

During the year ended December 31, 2014, the Company issued options to purchase an aggregate of 2,849,050 shares of common stock to employees of the Company at a weighted average exercise price of $3.70 per share. These options have a ten-year term and vest in equal quarterly installments over three years.

Warrants

Warrants to purchase an aggregate of 4,823,766 shares of the Company’s common stock were outstanding and exercisable as of December 31, 2014:

Issue Date	Number of Underlying Shares of Common Stock	Per Share Exercise Price	Expiration Date
February 19, 2010	3,000	$165.00	February 19, 2015
March 24, 2010	2,500	30.00	March 24, 2015
March 24, 2010	500	165.00	March 24, 2015
March 29, 2010	2,500	165.00	March 29, 2015
May 26, 2010	666	200.00	May 26, 2015
June 18, 2010	5,834	200.00	June 18, 2015
July 26, 2010	20,000	30.00	July 26, 2015
July 26, 2010	700	100.00	July 26, 2015
October 25, 2010	473	200.00	October 25, 2015
November 4, 2010	113	200.00	November 4, 2015
November 22, 2010	1,656	100.00	November 22, 2015
November 25, 2010	500	100.00	November 25, 2015
December 23, 2010	3,750	100.00	December 23, 2015
February 2, 2011	2,000	100.00	February 2, 2016
February 23, 2011	1,500	100.00	February 23, 2016
March 15, 2011	1,200	100.00	March 15, 2016
April 6, 2011	2,000	100.00	April 6, 2016
April 15, 2011	1,200	100.00	April 15, 2016
April 26, 2011	2,500	100.00	April 26, 2016
April 29, 2011	3,000	100.00	April 29, 2016
June 26, 2011	104,057	65.00	June 26, 2016
June 26, 2011	52,028	100.00	June 26, 2016
July 1, 2011	5,300	65.00	July 1, 2016
May 23, 2012	30,000	30.00	May 23, 2017
July 1, 2012	10,000	75.00	July 1, 2017
August 20, 2012	90,000	38.00	August 20, 2017
March 27, 2013	173,917	3.00	March 27, 2018
March 17, 2014	15,000	4.90	March 17, 2019
April 29, 2014	832,950	4.80	April 29, 2018
April 29, 2014	277,650	4.80	April 29, 2018
April 29, 2014	35,000	4.80	April 29, 2018
April 29, 2014	351,060	2.00	April 29, 2018
May 6, 2014	1,025,438	4.80	May 6, 2018
May 6, 2014	341,813	4.80	May 6, 2018
May 21, 2014	261,693	4.80	May 21, 2018
May 21, 2014	89,731	4.80	May 21, 2018
June 13, 2014	533,625	4.80	June 13, 2018
June 13, 2014	177,875	4.80	June 13, 2018
June 13, 2014	16,037	4.80	June 13, 2018
July 10, 2014	15,000	4.80	July 10, 2018
July 10, 2014	5,000	4.80	July 10, 2018
October 21, 2014	75,000	4.80	October 21, 2018
December 8, 2014	250,000	3.75	December 8, 2019
	4,823,766

During the year ended December 31, 2014, the Company issued to investors in its private placement warrants to purchase an aggregate of 2,668,706 shares of common stock at an exercise price of $4.80 per share and to the placement agent in the private placement as partial consideration for its services in connection with the private placement warrants to purchase an aggregate of 892,069 shares of common stock at an exercise price of $4.80 per share.  The Company also issued the placement agent a warrant to purchase 35,000 shares of common stock at an exercise price of $4.80 per share as compensation for a debt conversion transaction.  These warrants have a four-year term and were immediately vested and exercisable as of the date of grant.

In addition, during the year ended December 31, 2014, the Company issued to its Chairman of the Board a warrant to purchase 351,060 shares of common stock at an exercise price of $2.00 per share in addition to 546,553 shares of common stock upon conversion of four convertible promissory notes of the Company in the aggregate principal amount of $1,050,000.  See note 13 to the consolidated financial statements.  This warrant has a four-year term and was immediately vested and exercisable as of the date of grant, resulting in Black-Scholes fair value of $803,221 included within “settlement loss on notes payable — related parties” on the consolidated statements of operations during the year ended December 31, 2014.

In addition, during the year ended December 31, 2014, the Company issued a warrant to purchase 75,000 shares of common stock at an exercise price of $4.80 per share in addition to 100,000 shares of common stock to a member of the Company’s Board of Directors upon conversion of a non-interest bearing and unsecured note in the principal amount of $200,000.  See note 13 to the consolidated financial statements.  This warrant has a four-year term and was immediately vested and exercisable as of the date of grant, resulting in Black-Scholes fair value of $107,395 included within “settlement loss on notes payable — related parties” on the consolidated statements of operations during the year ended December 31, 2014.

In addition, during the year ended December 31, 2014, the Company issued to a law firm a four-year warrant to purchase 16,037 shares of common stock at an exercise price of $4.80 as part of a settlement of outstanding amounts due to the law firm.  This warrant has a four-year term and was immediately vested and exercisable as of the date of grant, resulting in Black-Scholes fair value of $24,393 included within “general and administrative expenses” on the consolidated statements of operations during the year ended December 31, 2014.

In addition, during the year ended December 31, 2014, the Company issued to an independent consultant a warrant to purchase 15,000 shares of common stock at an exercise price of $4.90 in consideration for services.  This warrant has a five-year term and vested in monthly installments over one year, resulting in 12,500 vested shares and a Black-Scholes warrant expense of $25,976 during the year ended December 31, 2014. There are 2,500 unvested warrants for this independent consultant as of December 31, 2014.

In addition, during the year ended December 31, 2014, the Company issued to its investor relations firm a warrant to purchase 250,000 shares of common stock at an exercise price of $3.75 in consideration for investor relations services for one year, commencing December 15, 2014 and ending December 14, 2015.  This warrant has a five-year term and was immediately vested and exercisable as of the date of grant, resulting in Black-Scholes warrant value of $517,576, of which $21,566 was expensed in general and administrative expenses during the year ended December 31, 2014.

During the year ended December 31, 2013, the Company issued to three financial advisors warrants to purchase an aggregate of 173,917 shares of common stock at an exercise price of $3.00 per share.  These warrants have a five-year term and were immediately vested and exercisable as of the date of grant, resulting in Black-Scholes warrant expense of $462,618 during the year ended December 31, 2013.  The fair value of the underlying common stock was based on the sale by the Company of 139,167 shares of common stock at a purchase price of $3.00 per share during the three months ended June 30, 2013.

The Company estimates the fair value of warrants using a Black-Scholes model that considers assumptions noted in the table below:

	2014	2013
Risk-free interest rate	1.11% - 1.67%	0.35%
Expected life in years	4.0 – 5.0	5.0
Expected volatility	64% - 66%	141%
Expected dividend yield	—	—

During the year ended December 31, 2013, the Series E warrants, along with related warrants with similar terms, were exchanged for 1,023,264 shares of common stock and these warrants were extinguished, thereby removing the “overhang” created by the full-ratchet provisions of these warrants that would have increased the number of warrants outstanding and reduced the exercise price of these warrants to the price of any subsequent financing done at a lower price.  This exchange of common stock for the Series E warrants resulted in a fair value charge of $3,069,792 during the year ended December 31, 2013.  These 1,023,264 shares of common stock were valued at $3.00 per share, which was the price at which the Company sold 139,167 shares during the three months ended June 30, 2013, resulting in the fair value charge of $3,069,792.

15.                               Stock-Based Compensation

As of December 31, 2014, the Company had non-plan options to purchase an aggregate of 3,648,247 shares of common stock outstanding.  Options are granted with exercise prices equal to the fair value of the common stock on the date of grant.

The Company recognizes the fair value of stock-based awards granted in exchange for employee and non-employee services as a cost of those services.  The Company recognizes stock-based compensation expense for option awards on a straight-line basis over the vesting period.

The following table summarizes the stock option compensation expense for employees and non-employees recognized in the Company’s consolidated statements of operations for the period:

	December 31,	December 31,
	2014	2013
Research and development	$526,331	$—
General and administrative	1,080,616	2,225,989
Total stock based compensation expense	$1,606,947	$2,225,989

The Company estimates the fair value of stock options using the Black-Scholes option pricing model.  The Black-Scholes option pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate and the expected dividend yield.  The Company calculates the expected life of stock options using the “simplified method” described in Staff Accounting Bulletin (“SAB”) Topic 14, Share-Based Payment, where the expected term of awards granted is based on the midpoint between the vesting date and the end of the contractual term, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.  The expected stock price volatility assumption was estimated based upon historical volatility of the common stock of a group of the Company’s peers that are publicly traded.  Using this assumption was based upon repositioning itself as a specialty biopharmaceutical company in the fourth quarter of 2013.  The risk-free interest rate was determined using U.S. Treasury rates with terms consistent with the expected life of the stock options. Expected dividend yield is not considered, as the Company has never paid dividends and currently has no plans of doing so during the term of the options.  The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

The Company uses historical data when available to estimate pre-vesting option forfeitures, and records stock-based compensation expense only for those awards that are expected to vest.  The weighted-average fair value of the Company’s options granted to employees was $3.71 and $3.00 per share, in 2014 and 2013, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2014	2013
Risk-free interest rate	1.82% - 2.03%	0.35%
Expected life in years	6.0	5.0
Expected volatility	70% - 71%	141%
Expected dividend yield	—	—

As of December 31, 2014, the Company had $6,113,005 of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees.  That cost is expected to be recognized over a weighted-average service period of 2.39 years.  Per share exercise prices for options outstanding at December 31, 2014 and 2013, ranged from $2.50 to $54.00.

Stock options outstanding that have vested or are expected to vest as of December 31, 2014 were as follows:

	Shares of Common Stock	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Vested	1,072,111	$9.49	7.2	$143,013
Expected to vest	2,576,136	3.75	9.5	283,921
Total	3,648,247	$5.44	8.8	$426,934

The aggregate intrinsic value amounts represent the difference between the exercise price and $3.30, the fair value of our stock on December 31, 2014, for in-the-money options

A summary of the Company’s employee stock option activity is as follows:

	Outstanding			Exercisable
	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual life (in years)	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual life (in years)
Outstanding at January 1, 2013	79,436	$46.00	3.0	57,310	$48.00	2.6
Granted	310,000	3.00
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2013	389,436	$11.77	3.9	367,110	$11.10	3.9
Granted	3,287,181	3.71
Exercised	—	—
Forfeited or expired	(28,370)	33.99
Outstanding at December 31, 2014	3,648,247	$5.44	8.8	1,072,111	$9.49	7.2

16.                               Commitments and Contingencies

Office Space Rental

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

The Company’s contractual obligations with respect to rental commitments as of December 31, 2014 were as follows:

Rental Commitments
Payments due by period:
One year	$62,759
Two years	72,920
Three years	74,355
Four years	12,432
Five years	—
Over five years	—
Total	$222,466

Purchase Obligations

As of December 31, 2014, the Company had future commitments for $793,391 in regards to the preclinical development of RES-440 and RES-529.

Litigation

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation.  Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.  The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount.  The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred.  In the opinion of management, as of December 31, 2014, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

In July 2013, the Company received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against the Company in Los Angeles Superior Court (Case No. BC513491) alleging damages for $393,592 related to water damage incurred by a printing company on the ground floor of the Company’s former office space in Los Angeles.  This damage was alleged to have occurred in connection with a water leak in the Company’s former office in February 2013.  The Company filed an answer to the complaint on or about August 23, 2013.  The Company had accrued $393,592 in connection with this matter as of September 30, 2014.  During fourth quarter of 2014, the Company settled this matter, and in connection with this settlement, made a cash payment of $150,000 to Truck Insurance Exchange resulting in a gain on settlement of $243,592 that is included in other income in the consolidated statement of operations.  On December 22, 2014, this matter was dismissed with prejudice.

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the Company’s former Chief Executive Officer under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996).  The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts.  The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs.  On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action.  A hearing is scheduled for the petition and motion on April 14, 2015.  The Company believes this action is without merit and intends to defend the action vigorously.  Because this lawsuit is in an early stage, the Company does not believe a loss is probable, and is unable to predict the outcome of the lawsuit and the possible loss or range of loss, if any, associated with its resolution or any potential effect the lawsuit may have on the Company’s financial position, results of operations or cash flows.  Depending on the outcome or resolution of this lawsuit, it could have a material effect on the Company’s financial position, results of operations or cash flows.

17.                               Discontinued Operations

The Company suspended operations of ProElite effective June 30, 2013.  Following the repositioning of the Company as a specialty biopharmaceutical company, the Company’s Board of Directors voted to discontinue operations of ProElite effective March 31, 2014.  The assets and liabilities of ProElite are consolidated into the consolidated balance sheets as of December 31, 2014 and December 31, 2013 and are as follows:

	December 31,
	2014	2013
Total assets	$—	$—
Accounts payable	—	120,244

	December 31,
	2014	2013
Other accrued liabilities	—	16,250
Equity, net	—	(136,494)
Total liabilities and accumulated deficit	$—	$—

The statements of operations details for ProElite that are summarized in the discontinued operations line in the consolidated statements of operations are as follows:

	2014	2013
Revenues	$—	$71,667
Cost of revenues	—	—
Gross profit	—	71,667
Operating expenses	—	(192,463)
Other income	—	732,217
Interest expense	—	(101,813)
Net loss attributed to non-controlling interests	—	(6,401)
Net income	$—	$503,207

For the year ended December 31, 2013, the discountinued operations had negative cash flows of $413,711 and no investing cash flows.

18.                               Income Taxes

Significant components of the Company’s deferred tax assets for federal income taxes consisted of the following:

	December 31,
	2014	2013
Deferred Tax Assets
Net operating loss carryforward	$23,030,884	$21,492,311
Amortization	—	(823,367)
Stock option compensation	6,083,848	5,841,333
Deferred compensation	—	1,563,754
Deferred state tax	—	(1,904,277)
Other	26,783	105,179
Valuation allowance	(29,141,515)	(26,274,933)
Net deferred tax asset	$—	$—
Deferred Tax Liabilities
Intangible assets	$(2,274,526)	$3,000,576

During the years ended December 31, 2014 and 2013, in conjunction with the accounting associated with the Canterbury, Hygiea and Paloma acquisition described in note 3, the Company recorded deferred tax liabilities related to tax basis differences associated with the acquired identifiable intangible assets.  A substantial portion of these deferred tax liabilities, including the entire deferred tax liability as of December 31, 2014, relate to indefinite lived IPR&D intangible assets, which due to their indefinite life will not serve as reversible temporary differences that give rise to future taxable income, and, therefore, the Company maintains a full valuation allowance on its deferred tax assets, resulting in a net deferred tax liability position equal to the deferred tax liability on the Company’s intangible assets..

The Company has no current tax provision due to its current and accumulated losses, which result in net operating loss carryforwards.  The Company recorded a deferred tax benefit of $2,816,884 in the consolidated statements of operations for the year ended December 31, 2014 due primarily to the reduction in the amount of the Company’s intangible assets resulting from the impairment loss on such assets recorded in 2014 and the amortization recorded on a portion of those impaired intangible assets prior to the date of the impairment.

The Company had net operating loss carry-forwards (“NOL”) for federal and state income tax purposes of approximately:

	December 31,
	2014	2013
Combined NOL Carryforwards:
Federal	$57,521,560	$47,728,300
California	50,440,965	44,482,850

The net operating loss carryforwards for 2014 begin expiring in 2020 for Federal income tax purposes and 2015 for state income tax purposes.  From December 31, 2012 to December 31, 2014, the number of outstanding shares of our common stock increased from 890,837 to 18,614,968.  This increase in the number of shares outstanding constitutes a change of ownership, under the provisions of Internal Revenue Code Section 382 and similar state provisions, and is likely to significantly limit the Company’s ability to utilize these net operating loss carryforwards to offset future income.  Accordingly, the Company recorded a 100% valuation allowance of the deferred tax assets as of December 31, 2014 and December 31, 2013 because of the uncertainty of their realization.

A reconciliation of the income tax rate computed at the federal statutory rate to that recorded in the financial statements for 2014 and 2013 is as follows:

	2014		2013
Rate reconciliation:
Federal tax benefit at statutory rate	$(6,009,398)	(35.0)%	$(922,591)	(35.0)%
State tax, net of Federal benefit	(986,051)	(5.7)%	(761,237)	28.9%
Change in valuation allowance	2,866,582	10.9%	7,044,754	(267.3)%
Derivative accounting and other	1,311,983	13.4%	(5,360,926)	273.4%
Total provision	$(2,816,884)	(16.4)%	$—	0.0%

19.                               Employee Benefit Plan

The Company sponsors a defined contribution 401(k) retirement savings plan (the “401(k) Plan”) covering all of its employees.  Employee contributions to the 401(k) Plan are voluntary.  Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service.  There were no matching contributions for the years ended December 31, 2014 and 2013, respectively, and accordingly the Company did not incur any expense.

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 20, 2014, we engaged Deloitte & Touche LLP (“D&T”) as our new independent registered public accounting firm, after dismissing Goldman Kurland and Mohidin LLP (“GKM”).

The reports of GKM on our financial statements for the fiscal years ended December 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for the following: GKM’s report on the financial statements as of and for the years ended December 31, 2013 and 2012 was modified and contained an explanatory paragraph that highlighted conditions which raised substantial doubt as to our ability to continue as a going concern.  During the fiscal years ended December 31, 2013 and 2012, and during the subsequent interim periods through November 20, 2014, there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions to Item 304) between us and GKM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to GKM’s satisfaction would have caused GKM to make reference to the subject matter of the disagreement(s) in connection with its report. In addition, during the fiscal years ended December 31, 2013 and 2012, and during the subsequent interim period through November 20, 2014, there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), other than certain material weaknesses in our internal control over financial reporting disclosed in our annual reports on Form 10-K/A for the fiscal years ended December 31, 2013 and 2012.  As disclosed in our annual report on Form 10-K/A for the fiscal year ended December 31, 2013, we concluded that material weaknesses existed with respect to (1) a lack of segregation of duties and checks and balances; (2) lack of written controls and procedures, particularly with regard to entering into contracts and commitments by us; and (3) use of an accounting software package that lacks a rigorous set of software and change controls since while this software is a proven industry standard and is in widespread use, it allows one person to make significant changes without oversight or approval.  As disclosed in our annual report on Form 10-K/A for the fiscal year ended December 31, 2012, we concluded that material weaknesses existed with respect to (1) the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

The Audit Committee of the Board of Directors has discussed the material weaknesses in our internal control over financial reporting with GKM, and authorized GKM to respond fully to the inquiries of D&T concerning such material weaknesses.

On November 20, 2014, we engaged D&T as our new independent registered public accounting firm. The Audit Committee of the Board of Directors approved the engagement of D&T on November 20, 2014.

During the fiscal years ended December 31, 2013 and 2012 and during the subsequent interim periods through November 20, 2014, neither us nor anyone on our behalf consulted with D&T regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us nor oral advice was provided that D&T concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions to Item 304) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.                                       CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Attestation Report of the Independent Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.

Change in Internal Control Over Financial Reporting

As of December 31, 2013, management had identified the following control deficiencies as material weaknesses and during 2014, management implemented efforts to remediate these control deficiencies as described further below:

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

To strengthen our internal controls, during the second half of 2014 and through the date of filing this report, we enhanced systems for segregation of duties, internal reviews and checks and balances.  Furthermore, we initiated development and implementation of a written set of policies and procedures for our operations.  We also purchased and will be initiating a change in our accounting system to one that provides for improved control over changes and for segregation of duties within the accounting system.

During 2014 and through the date of the filing of this report, we have taken a number of steps designed to improve our internal controls as well as our disclosure controls and procedures, including the following:

•                  During the first half of 2014, our lack of segregation of duties contributed to the material weaknesses prevalent in the accounting for certain complex transactions. In the second half of 2014, we changed and increased accounting and financial personnel in order to enhance our segregation of duties and checks and balances.

•                  We shifted our business focus from a media company to a specialty pharmaceutical company, our capital structure was simplified and debt was extinguished allowing for the removal of certain complexities in the accounting for our transactions.

•                  In May 2014, we hired a new Chief Financial Officer, who serves as our principal financial officer and principal accounting officer.

•                  In July 2014, we hired a Controller, which is a new position.

•                  Effective April 1, 2015, we hired a Manager, Information Technology and Administration, which is a new position, to assist in the implementation of certain system-related efforts and also serve to assist with various segregation of duties initiatives.

•                  We have initiated planning for procedures to provide support for management’s certifications required to be included as an exhibit to this report under the Sarbanes-Oxley Act of 2002, including without limitation:

•                  Planning a risk assessment by identifying significant accounts on our consolidated financial statements and mapping significant accounts to transaction cycles; and

•                  Intending to perform process flow documentation to identify the key monitoring controls critical to managing a company at our stage of development.

As described above, there were multiple enhancements, changes and on-going remediation efforts to address our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, in order to address the significant deficiencies identified above.

ITEM 9B.                                       OTHER INFORMATION

As previously announced on March 6, 2015, we have scheduled our 2015 annual meeting of stockholders to take place on June 17, 2015.

Stockholder proposals intended to be presented in our proxy materials relating to our 2015 annual meeting of stockholders must be received by us a reasonable period of time before we begin to print and send our proxy materials, which we anticipate will be on April 20, 2015.  Stockholder proposals intended to be presented in our proxy materials relating to our 2015 annual meeting of stockholders also must satisfy the requirements of the proxy rules promulgated by the SEC. Any other stockholder proposals to be presented at our 2015 annual meeting of stockholders must be delivered in writing to our Secretary at our principal executive offices on or before April 18, 2015.  The proposal must contain specific information required by our Amended and Restated Bylaws.

In accordance with procedures set forth in our Amended and Restated Bylaws, our stockholders may propose nominees for election to the Board of Directors only after providing timely written notice to our Secretary.  To be timely, a stockholder’s notice to our Secretary must be delivered in writing to our Secretary at our principal executive offices on or before April 19, 2015. The notice must contain specific information required by our Amended and Restated Bylaws.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Directors and Executive Officers

The table below sets forth, as of April 1, 2015, certain information concerning our directors and executive officers.  No family relationships exist among any of our directors or executive officers.

Name	Age	Principal Occupation
Sol J. Barer, Ph.D.(1)(2)	67	Chairman of the Board of RestorGenex and Managing Partner of SJBarer Consulting LLC

Isaac Blech(1)(2)(3)	65	Vice Chairman of the Board of RestorGenex

Stephen M. Simes	63	Chief Executive Officer of RestorGenex

Rex Bright(2)(3)	74	President and Chief Executive Officer of Seabright Associates, Inc.

Yael Schwartz, Ph.D.	65	Executive Vice President of Preclinical Development of RestorGenex

David Sherris, Ph.D.	61	Chief Scientific Officer of RestorGenex

Nelson K. Stacks(1)(2)(3)	44	Chief Executive Officer and Director of WaveGuide Technology

Phillip B. Donenberg	54	Chief Financial Officer and Secretary of RestorGenex

Mark A. Weinberg, M.D.		Senior Vice President, Clinical Development of RestorGenex

(1)         Member of the Compensation Committee

(2)         Member of the Nominating and Corporate Governance Committee

(3)         Member of the Audit Committee

The following is a biographical summary of the experience of our directors and executive officers:

Sol J. Barer, Ph.D. — Dr. Barer became a member of our Board of Directors and Chairman of the Board on November 1, 2013 in connection with the repositioning of our company as a specialty biopharmaceutical company.  He is currently the Managing Partner of SJBarer Consulting LLC, a consulting company.  He spent most of his professional career with Celgene Corporation, a global biopharmaceutical company.  He was Chairman of Celgene from January 2011 until June 2011, Executive Chairman from June 2010 until January 2011 and Chairman and Chief Executive Officer from May 2006 until June 2010.  Previously, he was appointed President in 1993 and Chief Operating Officer in 1994 before assuming the Chief Executive Officer position.  He also served as Senior Vice President, Science and Technology, and Vice President/General Manager, Chiral Products, from October 1990 to October 1993, and Vice President, Technology, from September 1987 to October 1990.  Dr. Barer serves as Chairman of the Board of Medgenics,

Inc., a publicly held gene therapy company; InspireMD, Inc., a publicly held medical device company focusing on the development and commercialization of a proprietary stent system technology, ContraFect Corporation, a publicly held anti-infective company, and several private companies.  He also is on the Board of Directors of Aegerion Pharmaceuticals, Inc., a publicly held biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with rare diseases, Amicus Therapeutics, Inc., a publicly held biopharmaceutical company developing therapies for rare and orphan diseases, Teva Pharmaceutical Industries Ltd., a publicly held biopharmaceutical company dedicated to the development, production and marketing of a wide range of specialty medicines, generic and over-the-counter products, active pharmaceutical ingredients and novel new therapeutic entities, and several private companies.

In 2011, Dr. Barer was Chairman of the University of Medicine and Dentistry of New Jersey Governor’s Advisory Committee which recommended sweeping changes in the structure of New Jersey’s medical schools and public research universities.  He previously served as a Commissioner of the New Jersey Commission on Science and Technology and was a member of the Board of Trustees of Rutgers - The State University of New Jersey (until 2013).  He also served two terms as Chair of the Board of Trustees of BioNJ (2010-2012), the New Jersey biotechnology organization.  Dr. Barer holds a B.S. degree from Brooklyn College and a Ph.D. degree in Organic Chemistry from Rutgers University.

We believe Dr. Barer’s qualifications to serve as a member of our Board of Directors and as our Chairman of the Board include his significant executive experience at Celgene Corporation and his leadership roles in other organizations, his extensive medical background and his substantial experience as a director of several publicly held biotechnology companies.

Isaac Blech — Isaac Blech became a member of our Board of Directors and Vice Chairman of the Board on November 1, 2013 in connection with the repositioning of our company as a specialty biopharmaceutical company.  Mr. Blech is a renowned biotechnology entrepreneur and investor, who, over the past 34 years, has founded and served on the boards of directors of companies which have produced major advances in a broad array of diseases, including the diagnosis of chlamydia, herpes, syphilis and HIV, and the treatment of cystic fibrosis, sexual dysfunction, multiple myeloma and brain cancer.  The companies he established include Celgene Corporation, ICOS Corporation, Nova Pharmaceutical Corporation, Pathogenesis Corporation and Genetics Systems Corporation.  Mr. Blech is a major shareholder and director of ContraFect Corporation, a major shareholder and director of Medgenics, Inc., a major shareholder and Vice Chairman of The SpendSmart Payments Company (formerly known as BillMyParents, Inc.) and a major shareholder and Vice Chairman of root9B Technologies, Inc. (formally known as Premier Alliance Group, Inc.), all of which are publicly held companies.  Mr. Blech is also a major shareholder and Vice Chairman of Cerecor, Inc., a major shareholder and Vice Chairman of Edge Therapeutics and a major shareholder and Vice Chairman of Centrexion Corporation, all of which are private companies.  Mr. Blech received a Bachelor of Arts degree from City University of New York, Baruch College.

We believe Mr. Blech’s qualifications to serve as a member of our Board of Directors include his broad and substantial experience as a founder, director and major investor in numerous biotechnology companies.

Stephen M. Simes — Mr. Simes has served as our Chief Executive Officer and a member of our Board of Directors since March 2014.  Prior to such time, Mr. Simes served as Vice Chairman, President and Chief Executive Officer and a member of the Board of Directors of BioSante Pharmaceuticals, Inc. from 1998 until June 2013 when BioSante merged with ANIP Acquisition Company, d/b/a ANI Pharmaceuticals, Inc.  BioSante, whose common stock was listed on The NASDAQ Global Market, was a specialty pharmaceutical company focused on developing products for women’s and men’s health and oncology.  From 1994 to 1997, Mr. Simes was President and Chief Executive Officer and a member of the Board of Directors of Unimed Pharmaceuticals, Inc. (currently a wholly owned subsidiary of AbbVie, Inc.), a company with a product focus on infectious diseases, AIDS, endocrinology and oncology.  From 1989 to 1993, Mr. Simes was Chairman, President and Chief Executive Officer of Gynex Pharmaceuticals, Inc., a company which concentrated on the

AIDS, endocrinology, urology and growth disorders markets.  In 1993, Gynex was acquired by Savient Pharmaceuticals Inc. (formerly Bio-Technology General Corp.), and from 1993 to 1994, Mr. Simes served as Senior Vice President and director of Savient Pharmaceuticals Inc.  Mr. Simes’s career in the pharmaceutical industry started in 1974 with G.D. Searle & Co. (now a part of Pfizer Inc.). Mr. Simes earned his MBA in Marketing and Finance from New York University, having earlier received a Bachelor of Science degree in Chemistry at Brooklyn College of the City University of New York.

We believe Mr. Simes’s qualifications to serve as a member of our Board of Directors include his knowledge of our company, businesses, management and employees and our company’s day-to-day operations which he has gained and will continue to gain through his position as Chief Executive Officer of our company.  As both a member of our executive team and Board of Directors, Mr. Simes provides a critical link between management and our Board of Directors, enabling our Board of Directors to perform its oversight function with the benefits of management’s perspectives on our businesses.  In addition, Mr. Simes’s extensive experience and knowledge of the pharmaceutical industry as a result of his previous executive positions with other pharmaceutical companies, as well as our company, and his involvement with the pharmaceutical industry for over 35 years add tremendous value to our Board of Directors.  Mr. Simes has substantial U.S. Food and Drug Administration regulatory and licensing experience which he has gained through his prior positions with other pharmaceutical companies, and which we believe is particularly important to our company and his service on our Board of Directors.

Rex Bright — Mr. Bright became a member of our Board of Directors in February 2014 and Chairman of the Audit Committee in July 2014.  Mr. Bright currently serves as President and Chief Executive Officer of Seabright Associates, Inc., a management consulting company, a position he has held since January 2009.  Mr. Bright has held Chief Executive Officer positions in the health care industry for over 20 years.  His career includes 18 years with Johnson & Johnson (“J&J”).  Subsequently, he was hired by GlaxoSmithKline (“GSK”) to build a dermatological business within the Allergan business unit.  After building Allergan Skin Care into a profitable and growing dermatologist business at GSK, he spent several years as Chief Executive Officer of startup healthcare companies and as a turnaround Chief Executive Officer in the pharmaceutical/biotech sector.  He co-founded and served as President and Chief Executive Officer of SkinMedica from January 2002 until June 2010 and as a member of the Board of Directors until 2012.  In 2012, SkinMedica was named the fastest growing medical aesthetic company for the sixth year in a row by the Kline & Company.  Mr. Bright played a key role in the process which resulted in SkinMedica being acquired by Allergan, Inc. for $375 million in 2012.  He currently also serves on the board of directors of Foamix Pharmaceuticals, Ltd.  He has been a speaker at various industry meetings and university and college MBA programs.  He is a member of the American Academy of Dermatology, China Biotechnology & Pharmaceutical Association, International Society of Caricature Artists, Rotary International and The Chief Executive Officer Global Leaders Network.

We believe Mr. Bright’s qualifications to serve as a member of our Board of Directors include his prior significant executive experience at J&J, GSK and SkinMedica and his expertise in the dermatology field.

Yael Schwartz, Ph.D. — Dr. Yael Schwartz became a member of our Board of Directors in November 2013 in connection with our acquisitions of Canterbury Laboratories, LLC and Hygeia Therapeutics, Inc.  Dr. Schwartz currently serves as our Executive Vice President of Preclinical Development, a position she has held since July 2014.  Prior to such position, Dr. Schwartz served as President of Canterbury and President of Hygeia, positions she had held since 2011 and 2007, respectively.  Dr. Schwartz has more than 25 years’ experience in drug discovery and product development.  From 1998 to 2007, Dr. Schwartz had positions of increasing responsibility at Sepracor, Inc. (now Sunovion) where she played key leadership roles on teams that launched three drugs used in clinical practice for the treatment of asthma (Xopenex), insomnia (Lunesta) and chronic obstructive pulmonary disease (Brovana).  Prior to Sepracor, Dr. Schwartz contributed to the development of drugs for the treatment of urinary bladder cancer (Valstar) and hypertension (Carvedilol).  Dr. Schwartz was the founder and from 2007 to July 2014, the President and Chief Executive Officer of Hygeia.  Dr. Schwartz adapted and streamlined development strategies and budgets to ensure effective achievement of scientific and business objectives.  Dr. Schwartz was the founder and from 2011 to July 2014, the President and Chief Executive Officer of Canterbury.  Dr. Schwartz received her doctorate degree with honors in Endocrine Physiology from a joint program at the University of Massachusetts Medical School and Worcester Polytechnic Institute.

We believe Dr. Schwartz’s qualifications to serve as a member of our Board of Directors include her prior significant experience as founder and President and Chief Executive Officer of Canterbury and Hygeia and her close familiarity with those businesses.

David Sherris, Ph.D. — Dr. Sherris became a member of our Board of Directors in March 2014 in connection with our acquisitions of Paloma Pharmaceuticals, Inc. and VasculoMedics, Inc.  Dr. Sherris currently serves as our Chief Scientific Officer, a position he has held since March 2014.  Prior to such position, Dr. Sherris served as Chief Executive Officer, President and Chairman of the Board of Directors of Paloma and VasculoMedics, positions he had held since 2005 and 2014, respectively.  Dr. Sherris was the founder and Chief Executive Officer of both Paloma and VasculoMedics.  He has over 30 years of experience in biopharmaceuticals and diagnostics.  From 2001 to 2005, Dr. Sherris served as Chief Executive Officer and founder of a consulting/out-sourcing concern, Sherris Pharma Partners, with a focus on business development and research and development strategy, including a niche focus in angiogenesis and vascular targeting.  In addition, Dr. Sherris has worked with venture capital companies where he has both advised and raised seed money for biotechnology startups.  Prior to his starting Sherris Pharma Partners, Dr. Sherris had been employed by pharmaceutical and biotechnology companies to manage external research and development (academic groups and contract research organizations) to augment and expand internal scientific programs, and to lead internal pharmaceutical development teams.  Dr. Sherris has been a frequently invited guest speaker at biopharmaceutical business and scientific conferences, a published author and holder of patents in a wide range of therapeutic areas.  Dr. Sherris has held positions of increasing responsibility at Centocor, Inc., Unilever US, Inc., Serono, Inc. and OXiGENE, Inc. where he was Chief Operating Officer and Vice President of Research and Development, as well as Chief Operating Officer of a joint venture between OXiGENE, Inc. and Peregrine Pharmaceuticals, Inc. called Arcus LLC.  Dr. Sherris received his Ph.D. in Biochemistry and Molecular Genetics from the University of Utah, held a postdoctoral position in cellular immunology at the Jackson Laboratory and a faculty position in the Department of Medicine, Division of Clinical Immunology at the Mt. Sinai Medical Center, New York.

We believe Dr. Sherris’s qualifications to serve as a member of our Board of Directors include his prior significant experience as founder and President and Chief Executive Officer of Paloma and VasculoMedics and his close familiarity with those businesses.

Nelson K. Stacks — Mr. Stacks became a member of our Board of Directors in November 2013 and prior to such time served as Chairman of the Board of Canterbury prior to its merger with our company in November 2013.  From December 2011 to present, Mr. Stacks has been the Chief Executive Officer and Director of WaveGuide Corporation, a maker of handheld nuclear magnetic resonance (“NMR”) spectrometers for detection of cancer, infectious diseases, oil and gas exploration and industrial anti-counterfeiting.  From December 2011 to January 2013, Mr. Stacks served as Chief Executive Officer and a member of the Board of Directors of Molecular Insight Pharmaceuticals, Inc., a biotechnology company focused on cancer diagnostics and therapeutic treatments as well as orphan neuroendocrine cancers.  From July 2009 to August 2011, Mr. Stacks served as Chief Executive Officer and a director of Vascular Pathways Incorporated where he raised $14 million from venture capitalists and brought peripheral IV catheter to the market and sold products to the U.S. Military and various U.S. and international hospitals. Prior to this position, from March 2006 to July 2009, he served as a venture partner and turnaround Chief Executive Officer for various portfolio companies with Queensland Investment Corporation and Queensland Biocapital Funds.  Over his career, Mr. Stacks has served as General Partner at 3i Ventures and earlier at Oak Investment Partners.  Mr. Stacks is a member of the fourth class of Kauffman Fellows and has invested in all areas of healthcare and information technology.  He also previously served as Chairman of Xbio Systems, a clinical trial software management system, and as Chief Executive Officer and Executive Director of Xenome Limited, a venom peptide company focused on cancer pain therapy.  Mr. Stacks received a Masters of Business Administration degree from the

F.W. Olin Graduate School of Business at Babson College and a Bachelor of Arts degree from The University of Rochester.

We believe Mr. Stacks’s qualifications to serve as a member of our Board of Directors include his prior substantial experience as Chairman of the Board of Canterbury prior to its merger with our company in November 2013 and his substantial experience as an investor and executive in biotechnology companies.

Phillip B. Donenberg — Mr. Donenberg has served as our Chief Financial Officer since May 2014.  From September 2013 to May 2014, Mr. Donenberg served as Chief Financial Officer of 7wire Ventures LLC, a venture capital firm, and several of their portfolio companies. Mr. Donenberg served as Senior Vice President of Finance of BioSante Pharmaceuticals, Inc., from 2010 until June 19, 2013, and Chief Financial Officer and Secretary from 1998 until June 19, 2013 when BioSante merged with ANIP Acquisition Company, d/b/a ANI Pharmaceuticals, Inc. BioSante, whose common stock was listed on the NASDAQ Global Market, was a specialty pharmaceutical company focused on developing products for women’s and men’s health and oncology.  From 1995 to 1998, Mr. Donenberg was Controller of Unimed Pharmaceuticals, Inc. (currently a wholly owned subsidiary of AbbVie Inc.), a company with a product focus on infectious diseases, AIDS, endocrinology and oncology.  Prior to Unimed Pharmaceuticals, Inc., Mr. Donenberg held similar positions with other pharmaceutical companies, including Gynex Pharmaceuticals, Inc. (currently Savient Pharmaceuticals, Inc.), Applied NeuroSolutions, Inc. (formerly Molecular Geriatrics Corporation) and Xtramedics, Inc. Mr. Donenberg earned his BS in Accountancy from the University of Illinois Champaign-Urbana College of Business and is a Certified Public Accountant.

Mark A. Weinberg, M.D. — Dr. Weinberg has served as our Senior Vice President of Clinical Development since August 2014.  Dr. Weinberg joined RestorGenex from Astellas Pharma Global Development where he served as Vice President, Global Clinical Science from June 2013 to August 2014 and had also served as the Global Therapeutic Area Head, CNS and Pain from April 2011 to June 2013.  Prior to Astellas, he held several roles at Lundbeck Inc. (formerly Ovation Pharmaceuticals) from July 2008 to April 2011.  These included Vice President, Medical Strategy, Vice President, Medical Affairs, and Vice President, Clinical Research.  Prior to joining Ovation Pharmaceuticals in 2011, Dr. Weinberg held roles of increasing responsibility in clinical development at Takeda Global Research and Development and Abbott Laboratories.  He has worked in several therapeutic areas during his career including oncology, CNS, pain, hematology, ophthalmology, rheumatology and dermatology with activities spanning Phase 1 through 4 and regulatory interactions on INDs, SPAs, and NDAs.  Dr. Weinberg earned his M.D. from Duke University Medical School and remained there to complete a residency in internal medicine.  He also holds an MBA from the Kellogg Business School of Northwestern University and a BA in economics from Yale University.

Director Independence

The Board of Directors has affirmatively determined that Sol J. Barer, Ph.D., Isaac Blech, Rex Bright and Nelson K. Stacks are “independent directors” under the Listing Rules of the NASDAQ Stock Market (although our common stock is not currently listed on NASDAQ).  In making these affirmative determinations that such individuals are “independent directors,” the Board of Directors reviewed and discussed information provided by the directors and by management with regard to each director’s business and personal activities as they may relate to us and our management.  The Board of Directors has determined that Stephen M. Simes, Yael Schwartz, Ph.D. and David Sherris, Ph.D. are not independent due to the receipt of payments from us as compensation for services provided as our Chief Executive Officer, Executive Vice President of Preclinical Development and Chief Scientific Officer, respectively.

Board Committees

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below.  The Board of Directors from time to time may establish other committees to facilitate the management of our company and may change the composition and responsibilities of its existing committees.  Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found on the Investors—Corporate Governance section of our website at www.restorgenex.com.

The following table summarizes the current membership of each of the three Board committees.

Director	Audit	Compensation	Nominating and Corporate Governance
Sol J. Barer, Ph.D.	—	√	√
Isaac Blech	√	√	Chair
Rex Bright	Chair	—	√
Yael Schwartz, Ph.D.	—	—	—
David Sherris, Ph.D.	—	—	—
Stephen M. Simes	—	—	—
Nelson K. Stacks	√	Chair	√

Audit Committee

Responsibilities.  The primary responsibilities of the Audit Committee include:

•                  overseeing our accounting and financial reporting processes, systems of internal control over financial reporting and disclosure controls and procedures on behalf of the Board of Directors and reporting the results or findings of its oversight activities to the Board;

•                  having sole authority to appoint, retain and oversee the work of our independent registered public accounting firm and establishing the compensation to be paid to the independent registered public accounting firm;

•                  establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls and/or or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•                  reviewing and pre-approving all audit services and permissible non-audit services to be performed for us by our independent registered public accounting firm as provided under the federal securities laws and rules and regulations of the SEC; and

•                  overseeing our system to monitor and manage risk, and legal and ethical compliance programs, including the establishment and administration (including the grant of any waiver from) a written code of ethics applicable to each of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

The Audit Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition and Audit Committee Financial Expert.  The current members of the Audit Committee are Messrs. Bright, Blech and Stacks.  Mr. Bright is the Chair of the Audit Committee.

Each current member of the Audit Committee qualifies as “independent” for purposes of membership on audit committees under the Listing Rules of The NASDAQ Stock Market and the rules and regulations of the SEC and is “financially literate” under the Listing Rules of The NASDAQ Stock Market.  In addition, the

Board of Directors has determined that Mr. Bright qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC and meets the qualifications of “financial sophistication” under the Listing Rules of The NASDAQ Stock Market as a result of his prior chief executive officer positions in the health care industry for over 20 years.  Stockholders should understand that these designations related to the Audit Committee members’ experience and understanding with respect to certain accounting and auditing matters are disclosure requirements of the SEC and do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee or of the Board of Directors.

Compensation Committee

Responsibilities.  The primary responsibilities of the Compensation Committee include:

•                  determining annual salaries, incentive compensation, long-term incentive compensation, special or supplemental benefits or perquisites and any and all other compensation applicable to our chief executive officer and other executive officers;

•                  reviewing corporate goals and objectives with respect to compensation for our chief executive officer and other executive officers and establishing and leading a process to evaluate the performance of our chief executive officer and other executive officers in light of those goals and objectives;

•                  administering our equity-based compensation plans, including determining specific grants of options and other awards under our equity-based compensation plans;

•                  reviewing and discussing with our Chief Executive Officer and reporting periodically to the Board of Directors plans for executive officer development and corporate succession plans for the Chief Executive Officer and other key executive officers and employees; and

•                  establishing and leading a process for determination of the compensation applicable to the non-employee directors on the Board.

The Compensation Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition.  The current members of the Compensation Committee are Mr. Stacks, Dr. Barer and Mr. Blech.  Mr. Stacks is the chair of the Compensation Committee.  Each of the three current members of the Compensation Committee is an “independent director” under the Listing Rules of The NASDAQ Stock Market and a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

Nominating and Corporate Governance Committee

Responsibilities.  The primary responsibilities of the Nominating and Corporate Governance Committee are:

•                  identifying individuals qualified to become Board members;

•                  recommending director nominees for each annual meeting of our stockholders and director nominees to fill any vacancies that may occur between meetings of stockholders;

•                  being aware of best practices in corporate governance and developing and recommending to the Board of Directors a set of corporate governance standards to govern the Board of Directors, its committees, our company and our employees in the conduct of our business and affairs; and

•                  developing and overseeing a Board and Board committee evaluation process.

The Nominating and Corporate Governance Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition.  The current members of the Nominating and Corporate Governance Committee are Dr. Barer, Mr. Blech, Mr. Bright and Mr. Stacks.  Mr. Blech is the chair of the Nominating and Corporate Governance Committee.  Each of the four current members of the Nominating and Corporate Governance Committee is an “independent director” within the meaning of the Listing Rules of The NASDAQ Stock Market.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics applies to all of our employees, officers and directors, including our principal executive officer and principal financial officer, and meets the requirements of the SEC.  Our Code of Business Conduct and Ethics is available on the Investors—Corporate Governance section of our website at www.restorgenex.com.  Any person may request a copy free of charge by writing to Investor Relations, RestorGenex Corporation, 2150 East Lake Cook Road, Suite 750, Buffalo Grove, Illinois 60089.  We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding amendments to or waivers from any provision of our Code of Business Conduct and Ethics by posting such information on our website located at www.restorgenex.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10 percent of the outstanding shares of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Directors, executive officers and greater than 10 percent beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based on review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 31, 2014, and based on written representations by our directors and executive officers, all required Section 16 reports under the Securities Exchange Act of 1934, as amended, for our directors, executive officers and beneficial owners of greater than 10 percent of our common stock were filed on a timely basis during the year ended December 31, 2014, except that (1) Sol J. Barer, Ph.D., Isaac Blech and Nelson K. Stacks, current directors, each filed a late Form 4 reporting an option grant on January 7, 2014; (2) Rex Bright, a current director, filed a late Form 3 and a Form 4 reporting an option grant on February 5, 2014; (3) Stephen M. Simes, a current director and executive officer, filed a late Form 4 reporting an option grant on March 5, 2014; (4) David Sherris, Ph.D., a current director and executive officer, filed a late Form 3; (5) Sol J. Barer, Ph.D., a current director, filed a late Form 4 reporting the conversion of convertible notes and the issuance of shares and warrants on April 29, 2014; (6) Phillip B. Donenberg, an executive officer, filed a late Form 4 reporting an option grant on May 27, 2014; (7) David Sherris, Ph.D. and Yael Schwartz, Ph.D., current directors, each file a late Form 4 reporting an option grant on June 3, 2014; (8) Sol J. Barer, Ph.D., Isaac Blech, Rex Bright, Stephen M. Simes, Yael Schwarz, Ph.D., David Sherris, Ph.D. and Nelson K. Stacks, current directors, and Phillip B. Donenberg, an executive officer, each filed a late Form 4 reporting an option grant on July 24, 2014; and (9) Isaac Blech, a current director, filed a late Form 4 reporting the conversion of a convertible note and the issuance of a warrant on October 21, 2014. We have put a more robust process in place to monitor transactions in our equity securities by our directors and officers and ensure timely Section 16 reporting going forward.

Changes to Nomination Procedures

At a meeting held on October 1, 2014, the Board of Directors adopted Amended and Restated Bylaws, which replaced and superseded in their entirety our then existing Bylaws.  Among other changes, the Amended and Restated Bylaws impose advance notice and informational requirements for director nominations.  Under the Amended and Restated Bylaws, for nominations to be properly brought before an annual meeting of stockholders by one of our stockholders, the stockholder must have given timely notice thereof in writing to our Secretary and delivered certain specified information to us.

To be timely, a stockholder’s notice must be delivered to our Secretary at our principal executive offices not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, prior to the first anniversary of the date that the proxy statement was delivered to stockholders in connection with the preceding year’s annual meeting; provided, however, that in the event (i) the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting; (ii) no proxy statement was delivered to stockholders in connection with the preceding year’s annual meeting; or (iii) we did not hold an annual meeting in the preceding year, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. We have scheduled our 2015 annual meeting of stockholders to take place on June 17, 2015.

The stockholder’s notice must set forth certain specified information as described in our Amended and Restated Bylaws, including: (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made: (A) the name and address of such stockholder, as they appear on our books, and of such beneficial owner; (B) (1) the class and number of shares of our common stock which are owned beneficially and of record by such stockholder and such beneficial owner; (2) any option, warrant, convertible security, stock appreciation right, or similar right with an exercise or conversion privilege or a settlement payment or mechanism at a price related to any class or series of our shares or with a value derived in whole or in part from the value of any class or series of our shares, whether such instrument or right shall be subject to settlement in the underlying class or series of our capital stock or otherwise directly or indirectly owned beneficially by such stockholder and such beneficial owner and any other direct or indirect opportunity to profit or share in any profit derived from any increase or decrease in the value of our shares; (3) any proxy, contract, arrangement, understanding, or relationship pursuant to which such stockholder has a right to vote any our shares or other securities; (4) any short interest in of our securities held directly or indirectly by such stockholder and such beneficial owner; (5) any rights to dividends on our shares owned beneficially and of record by such stockholder and such beneficial owner that are separated or separable from the underlying shares; (6) any proportionate interest in our shares or derivative instruments held, directly or indirectly, by a general or limited partnership in which such stockholder or such beneficial owner is a general partner or, directly or indirectly, beneficially owns an interest in a general partner; and (7) any performance-related fees (other than an asset-based fee) that such stockholder or such beneficial owner is entitled to based on any increase or decrease in the value of our shares or any derivative instruments, if any, as of the date of such notice, in each case including without limitation any such interests held by members of such stockholder’s or such beneficial owner’s immediate family sharing the same household (which information shall be supplemented by such stockholder and beneficial owner, if any, not later than 10 days after the record date for the meeting to disclose such ownership as of the record date); (C) any other information relating to such stockholder and beneficial owner, if any, that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors in a contested election pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder.

ITEM 11.                                         EXECUTIVE COMPENSATION

Executive Compensation

Executive Compensation Decision Making

Role of the Board of Directors. Until the Compensation Committee was established in June 2014, the Board of Directors was responsible for establishing, implementing and monitoring our executive compensation program philosophy and practices.  Our Board of Directors sought to ensure that the total compensation paid to our executive officers was fair, reasonable and competitive.

Role of the Compensation Committee. In June 2014, the Board of Directors created the Compensation Committee, which is comprised of Nelson K. Stacks (Chair), Sol J. Barer, Ph.D. and Isaac Blech.  Each of these members of the Compensation Committee is an “independent director” under the Listing Rules of The NASDAQ Stock Market and a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.  The Compensation Committee has authority to determine all compensation applicable to our executive officers.

In setting executive compensation for our executive officers, the Compensation Committee considers the following primary factors:

•                  each executive’s position within the company and the level of responsibility;

•                  the ability of the executive to affect key business initiatives;

•                  the executive’s individual experience and qualifications;

•                  compensation paid to executives of comparable positions by companies similar to our company;

•                  company and individual performance;

•                  the executive’s current and historical compensation levels;

•                  recommendations of our Chief Executive Officer; and

•                  input from the Compensation Committee’s independent consulting firm, Radford.

In making decisions regarding the form and amount of compensation to be paid to our executive officers (other than our Chief Executive Officer), the Compensation Committee considers and gives weight to the recommendations of our Chief Executive Officer recognizing that due to his reporting and otherwise close relationship with each executive, the Chief Executive Officer often is in a better position than the Compensation Committee to evaluate the performance of each executive (other than himself).  In making decisions regarding the form and amount of compensation to be paid to our Chief Executive Officer, the Compensation Committee considers the recommendation of the Chief Executive Officer with respect to his own compensation and the Compensation Committee’s own assessment of the Chief Executive Officer’s annual performance and input from other Board members.  The Compensation Committee meets in executive session regularly and makes all executive compensation decisions without the presence of the Chief Executive Officer or any executive or employee of our company.

Role of Management.  Our Chief Executive Officer assists the Compensation Committee primarily by making formal recommendations regarding the amount and type of compensation to be paid to our executives (including himself).  In making such recommendations, our Chief Executive Officer considers many of the same factors listed above that the Compensation Committee considers in setting executive compensation, including in particular an assessment of each executive’s annual performance. Final deliberations and decisions regarding the compensation to be paid to each of our executives, however, are made by the Compensation Committee without the presence of the Chief Executive Officer or any of the executives.

Role of Consulting Firm. The Compensation Committee has retained the services of Radford to provide advice with respect to executive compensation.  Radford was engaged directly by the Compensation Committee and did not advise our management and only worked with management with the express permission of the Compensation Committee.  Radford did not provide any services to our company other than those for which it was retained by the Compensation Committee.

Radford’s engagement by the Compensation Committee includes reviewing and advising on all significant aspects of executive compensation.  This includes base salaries, short-term cash incentives and long-term equity incentives for our executives, and cash compensation and long-term equity incentives for our non-employee directors.  In so doing, at the request of the Compensation Committee, Radford recommended a peer group of companies, collected relevant market data from these companies to allow the Compensation Committee to compare elements of our executive compensation program to those of our peers and made other recommendations to the Compensation Committee regarding certain aspects of our executive compensation program.  In making decisions regarding the form and amount of compensation to be paid to our executives, the Compensation Committee considers the information gathered by and recommendations of Radford.  The Compensation Committee values especially Radford’s benchmarking information and input regarding best practices and trends in executive compensation matters, especially with respect to small public companies in the biopharmaceutical and life sciences industry.

Use of Peer Group Data.  To assist the Compensation Committee in determining appropriate levels of compensation for certain elements of our executive compensation program, the Compensation Committee reviews annually the compensation levels of our executive officers against the compensation levels of comparable positions with companies similar to our company in terms of industry and financial profile. The elements of our executive compensation program to which the Compensation Committee “benchmarks” or uses to base or justify a compensation decision or to structure a framework for compensating executives include our base salary, short-term cash incentive opportunity and long-term equity incentives.  With respect to other elements of our executive compensation program, such as perquisites, severance and change of control arrangements, the Compensation Committee benchmarks these elements on a periodic or as needed basis and in some cases uses peer group or market data more as a “market check” after determining the compensation on some other basis.

The Compensation Committee believes that compensation paid by peer group companies is representative of the compensation required to attract, retain and motivate our executive talent.  The Compensation Committee believes that use of a peer group provides more relevant comparisons for purposes of benchmarking than broader survey data since the Compensation Committee believes that the compensation paid by the peer companies which are in the same industry and have a similar financial profile is typically more representative than broader survey data.

During the fourth quarter of 2014, Radford worked with the Compensation Committee to identify a peer group of 20 other biopharmaceutical companies with a financial profile similar to ours. The members of the peer group at the time the peer group was created had a market capitalization generally between $50 million and $330 million, an organization size of less than 40 employees, research and development expense of less than $25 million and cash and cash equivalents of less than $72 million. The Compensation Committee used this information to assist it in determining compensation.

In reviewing benchmarking data, the Compensation Committee recognizes that benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to our company.  Nevertheless, the Compensation Committee believes that gathering this information is an important part of its compensation-related decision-making process.  The Compensation Committee believes that compensation paid by peer group companies is representative of the compensation required to attract, retain and motivate our executive talent.  However, where a sufficient basis for comparison does not exist between the peer group data and an executive, the Compensation Committee gives less weight to the peer group data.  For example, relative compensation benchmarking analysis does not consider individual specific performance or experience or other case-by-case factors that may be relevant in hiring or retaining a particular executive.

Market Positioning.  The Compensation Committee targets base salary, target total cash compensation and target total direct compensation at the 50th percentile of companies in our peer group.  The Compensation Committee believes that median positioning attracts and retains executive talent, but at the same time recognizes our company’s cost structure, especially with respect to fixed base compensation. The actual target compensation for each individual executive may be higher or lower than the targeted market position based on the individual’s skills, experience, contribution, performance, tenure or other factors that the Compensation Committee may take into account that are relevant to the individual executive.

Overview of Executive Compensation Program

Our executive compensation program for the fiscal year ended December 31, 2014 consisted of:

•                  Base salary;

•                  Annual cash incentive compensation;

•                  Long-term equity-based incentive compensation, in the form of stock options; and

•                  All other compensation.

Base Salary.  We provide a base salary for our executives, which, unlike some of the other elements of our executive compensation program, is not subject to company or individual performance risk.  We recognize the need for most executives to receive at least a portion of their total compensation in the form of a fixed base salary that is paid in cash regularly throughout the year.

We initially fix base salaries for our executives at a level that we believe enable us to hire and retain them in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business objectives.  The Compensation Committee reviews base salaries for our executive officers in the beginning of each year.  In February 2015, the Compensation Committee reviewed base salaries for 2015 and determined to keep base salaries for our executives the same as their respective 2014 base salaries.

Annual Cash Incentive Compensation.  In addition to base compensation, we provide our executives the opportunity to earn annual cash incentive compensation.  Each executive under his or her employment agreement has an opportunity to earn an annual incentive target bonus, expressed as a percentage of the executive’s annual base salary.  Each executive’s target bonus percentage is based on the individual’s position and level of responsibility within the company.  Each executive’s payout for 2014 was determined by the Compensation Committee in February 2015 and was based on, among other things, each executive’s achievements during 2014.  Since 2014 was a year of transition, it was impracticable to establish objective performance goals in the beginning of 2014 upon which to determine 2014 annual incentive bonuses.

Annual incentive bonuses made to our named executive officers for 2014, prorated for those officers whose employment began in 2014, were as follows:

Named Executive	2014 Target Annual Incentive Bonus As Percent of Base Salary	Target 2014 Annual Incentive Bonus	Actual 2014 Annual Incentive Bonus
Stephen M. Simes	60%	$212,500	$212,500
Phillip B. Donenberg	45%	87,100	87,100
Yael Schwartz, Ph.D.	35%	115,500	28,875
Mark A. Weinberg, M.D.	50%	74,435	74,435

Long-Term Equity-Based Incentive Compensation.  Although we do not have any stock retention or ownership guidelines, the Board of Directors has adopted Corporate Governance Guidelines that address ownership of our common stock by our executives and which encourage our executives to have a financial stake in our company in order to align the interests of our stockholders and management.  The Compensation Committee’s primary objectives with respect to long-term equity-based incentives are to align the long-term interests of our executives with the long-term interests of our stockholders by creating a strong and direct linkage between compensation and long-term stockholder return, promote stock ownership and create significant incentives for retention.

An important objective of our long-term incentive compensation is to strengthen the relationship between the long-term value of the price of our common stock and the potential financial gain for employees.  We believe that stock options are an important part of our overall compensation program.  We believe that options effectively incentivize our employees to maximize our company performance, as the value of awards is directly tied to an appreciation in the value of our common stock, and provide an effective retention mechanism as a result of the applicable vesting mechanics of the options.

Stock options provide recipients with the opportunity to purchase our common stock at a price fixed on the grant date regardless of future market price.  The vesting of our stock options is time-based and vest in quarterly installments over three years.  Our policy is to grant options with an exercise price equal to 100 percent of the fair market value of our common stock on the grant date.  A stock option becomes valuable for an employee only if the per share price of our common stock increases above the per share exercise price of the option and the holder of the option remains employed during the period required for the option to vest.  This provides an incentive for an option holder to remain employed by us.  In addition, stock options link a portion of an employee’s compensation to the interests of our stockholders by providing an incentive to achieve corporate goals and increase the market price of our common stock over the three-year vesting period. However, unless our stock price increases after the stock option grants are made, they deliver no value to the option holders.

In determining the number of stock options to grant our executives, the Compensation Committee typically targets long-term incentive values and grants as a percent of company at the peer 50th percentile. During 2014, option grants were made to most of our executives on two occasions, first on the date of hire or June 3, 2014, and second, on July 24, 2014.  The option grants to executives on July 24, 2014 were intended to “true up” the earlier option grants, which were determined based on a percent of company basis, assuming an equity raise by our company of $15 million.  After completion of our private placement financing in June 2014, which raised $35.6 million in gross proceeds, and thus significantly more funds and resulted in the issuance of significantly more equity than originally anticipated when the initial option grants were made, the Board of Directors upon recommendation of the Compensation Committee, which received input from Radford, granted additional “true up” options to executives.

The table below describes the stock option grants made to the executives named in the Summary Compensation Table below in 2014 (including, if applicable, initial grants and “true up” grants) and the aggregate grant date fair value of such grants.

Named Executive Officer	Number of Options	Aggregate Grant Date Fair Value
Stephen M. Simes	1,042,975	$489,647
Phillip B. Donenberg	521,475	270,423
Yael Schwartz, Ph.D.	234,675	125,177
Mark A. Weinberg, M.D.	521,475	213,390

Under the term of our insider trading policy, our executives are prohibited from engaging in any hedging or significant pledging of their shares of our common stock.  We believe stock options also may enable us to attract, retain and motivate our executives by maintaining competitive levels of total compensation.

We intend to submit to a vote of our stockholders at our annual meeting of stockholders scheduled to be held on June 17, 2015 an equity compensation plan.  During 2014, we did not have a stockholder-approved equity compensation plan under which we could grant equity awards, so all equity awards granted during 2014 were granted as non-plan awards.

All Other Compensation.  It is generally our policy not to extend significant perquisites to our executives that are not available to our employees generally.  Our executives receive benefits, which are also received by our other employees, including participation in the RestorGenex Corporation 401(k) Plan and health, dental and life insurance benefits.  Under the 401(k) plan, all eligible participants, including our named executive officers, may voluntarily request that we reduce his or her pre-tax compensation by up to 10 percent (subject to certain special limitations) and contribute such amounts to a trust.  Beginning in 2015, we instituted a 401(k) plan match pursuant to which we will provide a dollar-for-dollar matching contribution up to 4.2 percent of a plan participant’s salary beginning after three months of employment that would vest one-half after one year of employment and the remainder after two years of employment. We do not provide pension arrangements or post-retirement health coverage for our executives or employees.  We also do not provide any nonqualified defined contribution or other deferred compensation plans.

Summary Compensation Table for Fiscal 2014

The table below provides summary compensation information concerning all compensation awarded to, earned by or paid to the individuals that served as our principal executive officer during the year ended December 31, 2014, regardless of compensation level, and our two most highly compensated executive officers other than our principal executive officer, during 2014.  We have also included summary compensation information for Mark A. Weinberg, M.D., our Senior Vice President, Clinical Development.

SUMMARY COMPENSATION TABLE - 2014

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards(2)	All Other Compensation(3)	Total
Stephen M. Simes(4) Chief Executive Officer	2014	$349,808	$212,500	$489,647	$0	$1,051,995
Jerold Rubinstein(5) Former Chief Executive Officer and Chairman of the Board	2014 2013	52,083 250,000	0 0	5,579 665,000	222,917 157,800	280,579 1,072,800

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards(2)	All Other Compensation(3)	Total
Phillip B. Donenberg(6) Chief Financial Officer and Secretary	2014	200,571	87,100	270,423	0	558,094
Yael Schwartz, Ph.D.(7) Executive Vice President of Preclinical Development	2014 2013	330,000 41,250	28,875 0	125,177 0	0 0	484,052 41,250
Mark A. Weinberg, M.D.(8) Senior Vice President, Clinical Development	2014	146,462	74,435	213,390	0	434,287

(1)                     Consists of discretionary bonuses for 2014 performance, but paid in 2015.

(2)                     Amount reported represents the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718.  The grant date fair value is determined based on our Black-Scholes option pricing model.  The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant Date	Grant Date Fair Value Per Share ($)	Risk Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield
01/07/2014	3.00	2.030%	6	71.16%	0
03/05/2014	2.50	1.850%	6	71.28%	0
05/27/2014	4.00	1.820%	6	70.71%	0
06/03/2014	4.15	1.925%	6	70.71%	0
07/24/2014	3.92	1.958%	6	69.90%	0
08/04/2014	3.90	1.905%	6	69.80%	0

(3)                     For 2014, represents $25,000 Mr. Rubinstein received in connection with his consulting agreement and $197,917 Mr. Rubinstein received upon the closing of our private placement financing in 2014 in connection with his settlement agreement, dated April 23, 2014.  For 2013, represents $100,000 Mr. Rubinstein received as Chairman of Board of Directors, $50,000 Mr. Rubinstein received as a member of the Board of Directors and $7,800 Mr. Rubinstein received in a car allowance.

(4)                     Mr. Simes joined RestorGenex on March 5, 2014.

(5)                     Mr. Rubinstein resigned as Chief Executive Officer effective March 5, 2014.

(6)                     Mr. Donenberg joined RestorGenex on May 27, 2014.

(7)                     Dr. Schwartz joined RestorGenex on November 18, 2013.

(8)                     Dr. Weinberg joined RestorGenex on August 4, 2014.

Employment and Other Agreements

Stephen M. Simes, Chief Executive Officer.  On March 5, 2014, we entered into an executive employment agreement with Stephen M. Simes pursuant to which he serves as our Chief Executive Officer.  The initial term of the agreement is three years, subject to extension as provided therein.  Mr. Simes is entitled to an annual base salary of $425,000 with at least annual review and base salary increases as approved by the Board of Directors or Compensation Committee.  Mr. Simes has the opportunity to earn a target annual bonus of 60% of base salary based upon achievement of performance objectives set by the Board of Directors or Compensation Committee after consultation with Mr. Simes, with the potential to earn a higher bonus for above target performance.  Upon commencement of his employment, Mr. Simes received an initial grant of options to purchase 500,000 shares at an exercise price of $2.50 per share, which option vests quarterly.

Mr. Simes is eligible to receive additional equity awards in the discretion of the Board of Directors or Compensation Committee.  The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change of Control Arrangements.”  The employment agreement contains a clawback provision for certain performance-based compensation if a financial restatement occurs under certain circumstances.  The employment agreement also contains customary confidentiality, assignment of inventions and non-solicitation provisions.

Jerold Rubinstein, Former Chairman of the Board and Chief Executive Officer.  Effective June 28, 2012, Jerold Rubinstein was elected by the Board of Directors as Chairman of the Board, Chief Executive Officer and a director of our subsidiaries.  The Board of Directors of ProElite, Inc., our majority-owned subsidiary, also elected him as Chairman of the Board and Chief Executive Officer.  Under the terms of an employment agreement dated as of June 28, 2012, Mr. Rubinstein received an annual salary of $250,000, additional compensation in exchange for his service on the Board of Directors and Audit Committee and an automobile allowance of $650 per month.  The term of this agreement was six months with an automatic six-month extension, unless we provided written notice of non-renewal 30 days prior to the end of the initial six-month term.  In consideration for his services as a director, Mr. Rubinstein received an option to purchase 17,441 shares of our common stock consistent with the non-employee directors.  Mr. Rubinstein resigned as Chief Executive Officer on March 5, 2014, as Chairman of the Board on November 1, 2013 and as a director of our company on July 7, 2014.

On April 23, 2014, we entered into a settlement agreement with Mr. Rubinstein pursuant to which we agreed upon payment in consideration for Mr. Rubinstein’s services as a director and officer during 2013, which included a cash payment of $100,000 to be paid upon closing of a funding resulting in gross proceeds of $7.5 million, an additional cash payment to be paid within four months of a closing of a funding resulting in gross proceeds of $7.5 million and the issuance of 1,250 shares of our common stock.

On July 7, 2014, we entered into a one-year consulting agreement with Mr. Rubinstein pursuant to which we agreed to pay Mr. Rubinstein a consulting fee of $50,000 per year, to be paid in four quarterly installments.

Phillip B. Donenberg, Chief Financial Officer.  On May 27, 2014, we entered into an executive employment agreement with Phillip B. Donenberg pursuant to which he serves as our Chief Financial Officer.  The initial term of the agreement is three years, subject to extension as provided therein. Mr. Donenberg is entitled to an annual base salary of $335,000 with at least annual review and base salary increases as approved by the Board of Directors or Compensation Committee.  Mr. Donenberg has the opportunity to earn a target annual bonus of 45% of base salary based upon achievement of performance objectives set by the Board of Directors or Compensation Committee after consultation with Mr. Donenberg, with the potential to earn a higher bonus for above target performance.  Upon commencement of his employment, Mr. Donenberg received an initial grant of options to purchase 250,000 shares at an exercise price of $4.00 per share, which option vests quarterly.  Mr. Donenberg is eligible to receive additional equity awards in the discretion of the Board of Directors or Compensation Committee.  The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change of Control Arrangements.”  The employment agreement contains a clawback provision for certain performance-based compensation if a financial restatement occurs under certain circumstances.  The employment agreement also contains customary confidentiality, assignment of inventions and non-solicitation provisions.

Yael Schwartz, Ph.D., Executive Vice President of Preclinical Development.  On November 18, 2013, we entered into an executive employment agreement with Yael Schwartz, Ph.D. pursuant to which agreement, as amended, she serves as our Executive Vice President of Preclinical Development.  The initial term of the agreement is three years, subject to extension by mutual agreement.  During the initial year of her employment term, she is entitled to receive an annual base salary of $330,000.  Thereafter, her base salary is subject to mutually agreed upon increases.  The Board of Directors or Compensation Committee may grant Dr. Schwartz bonuses in its sole discretion.  The employment agreement contains certain severance provisions as described in more detail under the heading “—Post-Termination Severance and Change of Control Arrangements.”  The employment agreement contains a clawback provision for certain performance-based compensation if a financial restatement occurs under certain circumstances.  The employment agreement also contains customary confidentiality, assignment of inventions and non-solicitation provisions.

Mark A. Weinberg, M.D., Senior Vice President, Clinical Development.  On August 4, 2014, we entered into an executive employment agreement with Mark A. Weinberg, M.D. pursuant to which he serves as our Senior Vice President, Clinical Development.  The initial term of the agreement is one year, subject to extension as provided therein. Dr. Weinberg is entitled to an annual base salary of $357,000 with at least annual review and base salary increases as approved by the Board of Directors or Compensation Committee.  Dr. Weinberg has the opportunity to earn a target annual bonus of 50% of base salary based upon achievement of performance objectives set by the Board of Directors or Compensation Committee after consultation with Dr. Weinberg, with the potential to earn a higher bonus for above target performance.  Upon commencement of his employment, Dr. Weinberg received a grant of options to purchase 521,475 shares at an exercise price of $3.90 per share, which option vests quarterly.  The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change of Control Arrangements.”  The employment agreement contains a clawback provision for certain performance-based compensation if a financial restatement occurs under certain circumstances.  The employment agreement also contains customary confidentiality, assignment of inventions and non-solicitation provisions.

David Sherris, Ph.D., Chief Scientific Officer.  In connection with the closing of our mergers with Paloma and VasculoMedics, we entered into an employment agreement on March 31, 2014 with David Sherris, Ph.D.  The initial term of the agreement is three years, subject to extension by mutual agreement.  During the initial term, he is entitled to receive an annual base salary of $345,000 and is eligible for an annual bonus of up to 50% of his base salary upon meeting certain milestones established by the Board of Directors or Compensation Committee upon consultation with Dr. Sherris.  The employment agreement contains certain severance provisions as described in more detail under the heading “—Post-Termination Severance and Change of Control Arrangements.”  The employment agreement contains a clawback provision for certain performance-based compensation if a financial restatement occurs under certain circumstances.  The employment agreement also contains customary confidentiality, assignment of inventions and non-solicitation provisions.

Although Dr. Sherris was not a named executive officer during 2014, he was a director of our company.  Dr. Sherris is not compensated separately for his service as a director of our company.  As an employee of our company, Dr. Sherris was paid $175,154 in base salary during 2014 and received a bonus in the amount of $25,875 for 2014.  On June 3, 2014, Dr. Sherris was granted an option to purchase 115,193 shares of our common stock at an exercise price of $4.15 per share and on July 24, 2014 was granted an option to purchase 119,482 shares of our common stock at an exercise price of $3.92 per share. Dr. Sherris’s total compensation for 2014 was $326,206, including the aggregate grant date fair value for his option awards computed in accordance with FASB ASC Topic 718.

Indemnification Agreements

We have entered into agreements with all of our named executive officers under which we are required to indemnify them against expenses, judgments, penalties, fines, settlements and other amounts actually and reasonably incurred, including expenses of a derivative action, in connection with an actual or threatened proceeding if any of them may be made a party because he or she is or was one of our executive officers.  We will be obligated to pay these amounts only if the executive officer acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests.  With respect to any criminal proceeding, we will be obligated to pay these amounts only if the executive officer had no reasonable cause to believe his or her conduct was unlawful.  The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification.

Outstanding Equity Awards at Fiscal Year End

The table below provides information regarding unexercised stock option awards held by each of our named executive officers that remained outstanding at December 31, 2014.  We did not have any equity incentive plan awards or stock awards, each within the meaning of the SEC rules, outstanding at December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2014

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
Stephen M. Simes	03/05/2014 07/24/2014	166,667 90,496	333,333 452,479	$2.50 3.92	03/04/2024 07/23/2024

Jerold Rubinstein	06/28/2012 03/27/2013 01/07/2014	23,000 250,000 2,907	0 0 0	35.00 15.00 3.00	06/27/2017 03/27/2018 01/06/2024

Phillip B. Donenberg	05/27/2014 07/24/2014	62,500 45,246	187,500 226,229	4.00 3.92	05/26/2024 07/23/2024

Yael Schwartz, Ph.D.	06/03/2014 07/24/2014	28,798 19,914	86,395 99,568	4.15 3.92	06/02/2024 07/23/2024

Mark A. Weinberg, M.D.	08/04/2014	86,913	434,562	3.90	08/03/2024

(1)         These options vest quarterly over three years.

Post-Termination Severance and Change of Control Arrangements

As described under the heading “—Employment and Other Agreements,” we have entered into employment agreements with our executive officers that provide for certain severance and change of control benefits.  Under these agreements, if an executive’s employment is terminated by us other than for “cause,” or by the executive for “good reason,” in addition to any accrued but unpaid salary and benefits through the date of termination, the executive will be entitled to a severance cash payment from us in an amount equal to the number of months of base salary set forth in the table below, and in the case of certain executives, a pro rata portion of the executive’s target annual bonus.  In addition, the executives will be entitled to reimbursements for COBRA (Consolidated Omnibus Budget Reconciliation Act of 1985, as amended) continuation coverage for up to the number of months set forth in the table below:

Name	Number of Months Base Salary as Severance	Pro Rata Portion of Target Annual Bonus?	Maximum Number of Months COBRA Reimbursement
Stephen M. Simes	12	Yes	12
Phillip B. Donenberg	12	Yes	12
Yael Schwartz, Ph.D.	6	No	12
Mark A. Weinberg, M.D.	12	No	12

Name	Number of Months Base Salary as Severance	Pro Rata Portion of Target Annual Bonus?	Maximum Number of Months COBRA Reimbursement
David Sherris, Ph.D.	9	No	12

The receipt of severance benefits is dependent upon the executive executing and delivering a release of claims to us.

Under the employment agreements, “cause” is generally defined as (i) the executive’s failure to substantially perform the fundamental duties and responsibilities associated with executive’s position, including executive’s failure or refusal to carry out reasonable instructions; (ii) the executive’s material breach of any material written company policy; (iii) the executive’s gross misconduct in the performance of his or her duties for the company; (iv) the executive’s material breach of the terms of his or her employment agreement; (v) the executive’s conviction of any fraudulent or felony criminal offense or any other criminal offense which reflects adversely on the us or reflects conduct or character that the Board of Directors reasonably concludes is inconsistent with continued employment; or (vi) the executive’s conviction of any criminal conduct that is a “statutory disqualifying event” (as defined under federal securities laws, rules and regulations).  “Good reason” generally means any of the following actions taken by us or a successor corporation or entity without the executive’s consent: (i) material reduction of the executive’s base compensation; (ii) material reduction in the executive’s title, authority, duties or responsibilities; (iii) failure or refusal of a successor to our company to materially assume our obligations under the employment agreement in the event of a change of control; (iv) relocation of the executive’s job site that results in an increase in the executive’s one-way driving distance by more than 50 miles from the executive’s then-current principal residence; or (v) any other material breach by us of the employment agreement.

In addition, under the terms of the stock option agreements with our executives, if a change of control occurs, options held by our executives will become immediately vested and exercisable immediately prior to (but conditioned upon completion of) the change of control and remain exercisable through their expiration date.  Alternatively, the Board of Directors could cash out the options.

In addition, under the terms of their employment agreements, if Mr. Simes, Mr. Donenberg or Dr. Weinberg terminates his employment for good reason or is involuntarily terminated other than for cause within 12 months of a change of control or prior to a change of control if the termination of his employment was either a condition of the change of control at the request or insistence of a person related to the change of control, then such executive will receive a higher severance payment than outside the context of a change of control.  For Mr. Simes and Mr. Donenberg, the severance payment will equal 24 months of base salary plus two times the pro rata portion of the executive’s target annual bonus.  For Dr. Weinberg, the severance payment will equal 18 months of base salary.

For purposes of the stock option agreements and employment agreements, a “change of control” means the occurrence of any one or more of the following, subject to certain exceptions: (i) the accumulation (if over time, in any consecutive 12 month period), whether directly, indirectly, beneficially or of record, by any individual, entity or group of 50.1% or more of the shares of our outstanding common stock, whether by merger, consolidation, sale or other transfer of shares of our common stock (other than a merger or consolidation where our stockholders prior to the merger or consolidation are the holders of a majority of the voting securities of the entity that survives such merger or consolidation), (ii) a sale of all or substantially all of our assets or (iii) during any period of 12 consecutive months, the individuals who, at the beginning of such period, constitute the Board of Directors, and any new director whose election by the Board of Directors or nomination for election by our stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the 12-month period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board of Directors.

Director Compensation

Overview of Director Compensation Program

As described in more detail under the heading “Part II.  Item 10. Directors, Executive Officers and Corporate Governance—Compensation Committee—Responsibilities,” the Board of Directors has delegated to the Compensation Committee the responsibility, among other things, to establish and lead a process for the determination of compensation payable to our non-employee directors.  The Compensation Committee makes recommendations regarding compensation payable to our non-employee directors to the entire Board of Directors, which then makes final decisions regarding such compensation.

The principal elements of our director compensation program for 2014 included:

•                  cash compensation in the form of annual cash retainers; and

•                  long-term equity-based incentive compensation, in the form of stock options.

We do not compensate Mr. Simes, Dr. Sherris or Dr. Schwartz separately for serving on the Board of Directors.

Cash Compensation

The cash compensation paid to our non-employee directors consists of the following described annual Board and Board committee cash retainers.

Description	Annual Cash Retainer
Board Member (other than Chairman)	$35,000
Chairman of the Board	50,000
Audit Committee Chair	15,000
Compensation Committee Chair	10,000
Nominating and Corporate Governance Committee Chair	7,500
Audit Committee Member (other than Chair)	7,500
Compensation Committee Member (other than Chair)	5,000
Nominating and Corporate Governance Committee Member (other than Chair)	3,750

The annual cash retainers are paid on a quarterly basis in arrears at the end of each calendar quarter.  For example, the retainers paid at the end of the first calendar quarter are for the period from January 1 through March 31.

Long-Term Equity-Based Incentive Compensation

In addition to cash compensation, our non-employee directors receive long-term equity-based incentive compensation in the form of options to purchase shares of our common stock.  The options have a ten-year term and an exercise price equal to the fair market value of our common stock on the grant date.  The options granted to our non-employee directors vest quarterly over three years.  See note 1 to the Director Compensation Table below for a summary of all options granted to our non-employee directors during the year ended December 31, 2014.  See note 2 to the Director Compensation Table below for a summary of all options to purchase shares of our common stock held by our non-employee directors as of December 31, 2014.

Indemnification Agreements

We have entered into agreements with all of our directors under which we are required to indemnify them against expenses, judgments, penalties, fines, settlements and other amounts actually and reasonably incurred, including expenses of a derivative action, in connection with an actual or threatened proceeding if any of them may be made a party because he or she is or was one of our directors.  We will be obligated to pay these amounts only if the director acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests.  With respect to any criminal proceeding, we will be obligated to pay these amounts only if the director had no reasonable cause to believe his or her conduct was unlawful.  The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification.

Summary of Cash and Other Director Compensation

The table below provides summary information concerning the compensation of each individual who served as a director of RestorGenex during the year ended December 31, 2014, other than Stephen M. Simes, our Chief Executive Officer, Jerold Rubinstein, our former Chairman of the Board and Chief Executive Officer, David Sherris, Ph.D., our Chief Scientific Officer and Yael Schwartz, Ph.D., our Executive Vice President of Preclinical Development, whose compensation is set forth under the heading “—Executive Compensation.”

DIRECTOR COMPENSATION - 2014

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)(3)	Total ($)
Sol J. Barer, Ph.D.	$58,750	$73,100	$0	$131,850
Isaac Blech	55,000	47,191	0	102,191
Rex Bright	42,708	36,290	0	78,998
Nelson K. Stacks	56,250	36,442	0	92,692

(1)         On January 7, 2014, Sol J. Barer, Ph.D. received an option to purchase 34,883 shares of common stock, Isaac Blech received an option to purchase 17,441 shares of common stock and Nelson K. Stacks received an option to purchase 17,441 shares of common stock.  These options have an exercise price of $3.00 per share, expire on January 6, 2024 and vest quarterly over three years.  On February 5, 2014, Rex Bright received an option to purchase 17,730 shares of common stock.  This option has an exercise price of $3.00 per share, expires on February 4, 2024 and vests quarterly over three years.  On July 24, 2014, Sol J. Barer, Ph.D. received an option to purchase 123,287 shares of common stock, Isaac Blech received an option to purchase 87,449 shares of common stock, Rex Bright received an option to purchase 61,085 shares of common stock and Nelson K. Stacks received an option to purchase 61,374 shares of common stock.  These options have an exercise price of $3.92 per share, expire on July 23, 2024 and vest quarterly over three years.

Amounts reported in the “Option Awards” column represent the aggregate grant date fair value for option awards granted to each director in 2014 computed in accordance with FASB ASC Topic 718.  The grant date fair value is determined based on our Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of each option award granted to each director:

Grant Date	Grant Date Fair Value Per Share ($)	Risk Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield
01/07/2014	3.00	2.030%	6	71.16%	0
02/05/2014	3.00	1.820%	6	71.18%	0
07/24/2014	3.92	1.958%	6	69.90%	0

(2)         The table below provides information regarding the aggregate number of options to purchase shares of common stock outstanding at December 31, 2014 and held by each of the directors listed in the table:

Name	Aggregate Number of Securities Underlying Options	Exercisable/ Unexercisable	Range of Exercise Price(s)	Range of Expiration Date(s)
Sol J. Barer, Ph.D.	158,170	32,176/125,994	$3.00 – 3.92	01/06/2024 – 07/23/2024
Isaac Blech	104,890	20,389/84,501	3.00 – 3.92	01/06/2024 – 07/23/2024
Rex Bright	78,815	16,091/62,724	3.00 – 3.92	02/04/2024 – 07/23/2024
Nelson K. Stacks	78,815	16,043/62,772	3.00 – 3.92	01/06/2024 – 07/23/2024

(3)         We do not provide perquisites or other personal benefits to our directors.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of March 30, 2015 for:

•                  each person known by us to beneficially own more than five percent of our common stock;

•                  each of our directors;

•                  each of our named executive officers; and

•                  all of our current directors and executive officers as a group.

The number of shares beneficially owned by a person includes shares subject to options and warrants held by that person that are currently exercisable or that become exercisable within 60 days of March 30, 2015.  Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options and warrants currently exercisable or that become exercisable within 60 days of March 30, 2015 are outstanding for the purpose of computing the percentage of our common stock owned by such person or group.  However, such unissued shares of our common stock are not deemed to be outstanding for calculating the percentage of our common stock owned by any other person.  Except as otherwise indicated, we believe that the beneficial owners of our common stock listed in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Common Stock	Sol J. Barer, Ph.D.	1,401,304	7.4%
Common Stock	Isaac Blech(3)	2,104,131	11.2%
Common Stock	Stephen M. Simes	344,077	1.8%
Common Stock	Rex Bright	22,659	*
Common Stock	Yael Schwartz, Ph.D.	114,770	*
Common Stock	David Sherris, Ph.D.	1,665,862	8.9%
Common Stock	Nelson K. Stacks	22,611	*
Common Stock	Jerold Rubinstein	275,907	1.5%
Common Stock	Phillip B. Donenberg	151,202	*
Common Stock	Mark A. Weinberg, M.D.	130,369	*
Common Stock	All current directors and executive officers as a group (9 persons)	5,956,985	29.8%

Common Stock	River Charitable Remainder Unitrust, West Charitable Remainder Unitrust, Liberty Charitable Remainder Trust(3) 1271 Avenue of the Americas, 16th Floor New York, NY 10020	1,547,618	8.3%

Common Stock	Ally Bridge Group Capital Partners II, L.P.(4) Unit 3002-3004, 30th Floor, Gloucester Tower, The Landmark, 15 Queen’s Road Central, Hong Kong	1,775,000	9.4%

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Common Stock	Shamus, LLC(5) 11150 Santa Monica Boulevard, Suite 1400 Los Angeles, CA 90025	1,035,000	5.5%

Common Stock	Ernest W. Moody Revocable Trust(6) 2116 Redbird Drive Las Vegas, NV 89134	975,000	5.2%

*                 Represents beneficial ownership of less than one percent.

(1)                                 The business address for each of the directors and officers of RestorGenex is c/o RestorGenex Corporation, 2150 East Lake Cook Road, Suite 750, Buffalo Grove, Illinois 60089.

(2)                                 Includes for the persons listed below the following shares of common stock subject to options and warrants held by such persons that are currently exercisable or become exercisable within 60 days of March 30, 2015:

Name	Shares of Common Stock Underlying Stock Options
Directors
Sol J. Barer, Ph.D.	45,357
Isaac Blech	29,129
Stephen M. Simes	344,077
Rex Bright	22,659
Yael Schwartz, Ph.D.	68,269
David Sherris, Ph.D.	68,269
Nelson K. Stacks	22,611
Named Executive Officers
Stephen M. Simes	344,077
Jerold Rubinstein	275,907
Phillip B. Donenberg	151,202
Yael Schwartz, Ph.D.	68,269
Mark A. Weinberg, M.D.	130,369
All current directors and executive officers as a group (9 persons)	881,942

Name	Shares of Common Stock Underlying Warrants
Directors
Sol J. Barer, Ph.D.	351,060
Isaac Blech	125,000
Stephen M. Simes	0
Rex Bright	0
Yael Schwartz, Ph.D.	0
David Sherris, Ph.D.	0
Nelson K. Stacks	0
Named Executive Officers
Stephen M. Simes	0
Jerold Rubinstein	0
Phillip B. Donenberg	0
Yael Schwartz, Ph.D.	0
Mark A. Weinberg, M.D.	0
All current directors and executive officers as a group (9 persons)	476,060

(3)         Consists of:  (i) 283,334 shares of common stock held directly; (ii) 119,048 shares of common stock held by the River Charitable Remainder Unitrust f/b/o Isaac Blech; (iii) 714,286 shares of common stock held by West Charitable Remainder Unitrust; and (iv) 714,286 shares of common stock held by Liberty Charitable Remainder Trust FBO Isaac Blech UAD 01/09/87.  Mr. Blech is the sole trustee of each of these trusts and has the sole voting and dispositive power of each of these trusts.  Mr. Blech disclaims beneficial ownership of the common stock owned by each of these trusts except to the extent of his pecuniary interest therein.  This amount also includes 119,048 shares held by Miriam Wimpfheimer Blech, Mr. Blech’s wife.  Mr. Blech disclaims beneficial ownership of the shares owned by Ms. Blech and Ms. Blech disclaims beneficial ownership of the shares owned by Mr. Blech and the foregoing described trusts.

(4)         Based solely on a Schedule 13G/A filed on January 22, 2015 by Ally Bridge Group Capital Partners II, L.P. (“Ally Bridge Group”), an exempt limited partnership organized under the laws of the Cayman Islands, and ABG II-USL1 Limited (“ABG II-USL1”), a company incorporated in the British Virgin Islands.  ABG II-USL1 directly holds the 1,400,000 shares of common stock and a warrant to purchase 375,000 shares of common stock.  ABG II-USL1 is a wholly-owned subsidiary of Ally Bridge Group.

(5)         Based solely on a Schedule 13G filed on February 23, 2015 by David E. Smith, Shamus, LLC, a Delaware limited liability company (“Shamus”), The Coast Fund L.P., a Cayman Islands limited partnership (“Coast Fund”), and Coast Offshore Management (Cayman), Ltd., a company incorporated in the Cayman Islands (“Coast Offshore Management”).  David E. Smith, President of Coast Asset Management, LLC, who is trading advisor to Shamus, directly holds 20,000 shares of common stock.  Shamus directly holds the 790,000 shares of common stock and a warrant to purchase 225,000 shares of common stock.  Shamus is a wholly-owned subsidiary of Coast Fund and Coast Offshore Management is the managing general partner of Coast Fund.

(6)         Based solely on a Schedule 13G filed on February 18, 2015 by the Ernest W. Moody Revocable Trust, Ernest W. Moody, Trustee, reflecting beneficial ownership as of December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table and notes provide information about shares of our common stock that may be issued under all of our equity compensation plans as of December 31, 2014.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	N/A	N/A

Equity compensation plans not approved by security holders	3,648,247	$5.44	0
Total	3,648,247	$5.44	0

(1)         Represents non-plan options to purchase shares of our common stock granted to directors, officers and employees.  The exercise price of the options is equal to the fair market value of the common stock on the date of grant.  Most of the options vest quarterly over three years and expire on the ten-year anniversary of the date of grant.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Overview

The following is a summary of transactions that have occurred since the beginning of 2013, or any currently proposed transactions, to which we were or are a participant and in which:

•                  the amounts involved exceeded or will exceed $305,614, which is approximately 1% of the average of our total assets at December 31, 2014 and 2013; and

•                  a related person (including any director, executive officer, holder of more than five percent of our outstanding shares of common stock or any member of their immediate family) had or will have a direct or indirect material interest, other than compensation arrangements that are described under the heading “Part II.  Item 12.  Executive Compensation.”

Convertible Promissory Notes Issued to our Chairman of the Board and Debt Conversion Agreement

During 2013 and the first quarter of 2014, we issued to Sol J. Barer, Ph.D., our Chairman of the Board, four unsecured convertible promissory notes in the aggregate principal amount of $1,050,000, which amounts he lent us to help fund our working capital at that time.  On April 29, 2014, all four of these notes were converted into an aggregate of 546,553 shares of our common stock and, in the case of three of the notes, warrants to purchase an aggregate of 351,060 shares of our common stock, in each case on terms substantially identical to those in our then recent private placement.  The conversion price used was $2.00 per share, which pursuant to the terms of the notes was equal to 50% of the purchase price per unit sold in our private placement.  In addition, pursuant to the terms of three of the four notes, warrants were also issued upon conversion of the notes in an amount equal to the 30% warrant coverage in our private placement.  The conversion terms of the notes were negotiated and agreed upon at the time the notes were issued, with the first note issued in August 2013 and the most recent note issued in March 2014.  The warrants are exercisable immediately at an exercise price of $2.00 per share and have a four-year term.  The issuance dates of the notes, the aggregate principal amount, the maturity date, the accrued interest, and the number of shares of our common stock and warrants to purchase shares of our common stock issued in exchange for each of the notes are reflected in the following table:

Note Issuance Date	Principal Amount	Maturity Date	Interest Rate	Accrued Interest	Number of Shares	Number of Warrants
08/09/2013	$500,000	08/09/2014	7%	$28,863	264,432	198,324
12/19/2013	150,000	06/19/2014	10%	6,945	78,473	—
02/04/2014	150,000	08/09/2014	7%	3,510	76,755	57,566
03/19/2014	250,000	03/19/2015	7%	3,788	126,894	95,170

Debt Conversion Agreement with Vice Chairman of the Board and Affiliated Persons

On May 2, 2013, we entered into two debt conversion agreements with Isaac Blech, our Vice Chairman of the Board, pursuant to which Mr. Blech converted two promissory notes with an aggregate principal amount of $1,100,000 at a conversion price of $6.00 per share, resulting in the issuance of an aggregate of 183,333 shares of our common stock.  On October 21, 2014, we entered into another debt conversion agreement with Mr. Blech pursuant to which Mr. Blech converted a promissory note with a principal amount of $200,000 at a conversion price of $2.00 per share, resulting in the issuance of 100,000 shares of our common stock and a warrant to purchase 75,000 shares of our common stock at an exercise price of $4.80 per share and have a four-year term.  Mr. Blech had lent us the funds represented by the promissory notes to help fund our working capital.

Preferred Stock Conversion and Warrant Exercise Agreements with Persons Affiliated with Vice Chairman of the Board

Effective May 29, 2013, we entered into series E preferred stock conversion and warrant exercise agreements with all of the holders of our then outstanding series E preferred stock and associated warrants pursuant to which such holders agreed to convert their shares of series E preferred stock into shares of our common stock at a conversion price of $6.00 per share and to exercise their related warrants and receive one share of our common stock for every 2.5 shares otherwise issuable upon exercise of such warrants.  The purpose of these agreements was to remove the “overhang” created by the full-ratchet anti-dilution provisions of the warrants that would have increased the number of warrants outstanding and reduced the exercise price of the warrants to the price of any subsequent financing completed by us at a price less than the exercise price of the warrants.  Four of the holders of the series E preferred stock and related warrants were related to Isaac. Blech, our Vice Chairman of the Board, including his spouse, and three trusts, Liberty Charitable Remainder Trust FBO Isaac Blech UAD 01/09/87, River Charitable Remainder Unitrust f/b/o Isaac Blech and West Charitable Remainder Unitrust.  As a result of the series E preferred stock conversion and warrant exercise transactions, (1) Ms. Blech converted her series E preferred stock into 8,333 shares of common stock and exercised her warrants resulting in an issuance of 3,571 shares of common stock; (2) Liberty Charitable Remainder Trust FBO Isaac Blech UAD 01/09/87 converted its series E preferred stock into 50,000 shares of common stock and exercised its warrants resulting in an issuance of 21,429 shares of common stock; (3) River Charitable Remainder Unitrust f/b/o Isaac Blech converted its series E preferred stock into 8,333 shares of common stock and exercised its warrants resulting in an issuance of 3,571 shares of Common Stock; and (4) West Charitable Remainder Unitrust converted its series E preferred stock into 50,000 shares of common stock and exercised its warrants resulting in an issuance of 21,429 shares of common stock.

Acquisition of Canterbury Laboratories, LLC and Hygeia Therapeutics, Inc.

Effective September 30, 2013, we entered into an agreement and plan of merger with Canterbury Acquisition LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC, Hygeia Therapeutics, Inc. and Yael Schwartz, Ph.D., as holder representative, pursuant to which we acquired all of the capital stock of Canterbury and Hygeia, with Canterbury and Hygeia becoming our wholly owned subsidiaries.  The consideration for the mergers was the issuance by us of an aggregate of 1,150,116 shares of our common stock issued to the stakeholders of Canterbury and Hygeia.  Of the 1,150,116 shares of our common stock issued in connection with the mergers, 46,501 shares were issued to Yael Schwartz, Ph.D.  Closing of the mergers occurred on November 18, 2013.  Pursuant to the terms of the merger agreement, we agreed to elect Yael Schwartz, Ph.D. and Nelson K. Stacks to the Board of Directors to serve for a term equal to the same term as each of the other directors of the company.

Acquisition of Paloma Pharmaceuticals, Inc. and VasculoMedics, Inc.

On March 3, 2014, we entered into an agreement and plan of merger with Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. and David Sherris, Ph.D., as founding stockholder and holder representative, pursuant to which we agreed to acquire all of the capital stock of Paloma, with Paloma becoming our wholly owned subsidiary.  On March 28, 2014, the merger with Paloma was closed and we issued an aggregate of 2,500,000 shares of our common stock to all the holders of Paloma common stock and its derivative securities and assumed promissory notes of Paloma in the aggregate amount (principal and accrued interest at that time) of $1,151,315 to be paid on the first anniversary of the closing of the Paloma merger.  Of the 2,500,000 shares of our common stock issued in connection with the Paloma merger, 1,400,408 shares were issued to David Sherris, Ph.D.  Pursuant to the terms of the Paloma merger agreement, we agreed to elect David Sherris, Ph.D. to the Board of Directors to serve for a term equal to the same term as each of the other directors of the company.

Also on March 3, 2014, we entered into an agreement and plan of merger with VasculoMedics Acquisition, Inc., VasculoMedics, Inc. and David Sherris, Ph.D., pursuant to which we agreed to acquire all of the capital stock of VasculoMedics, with VasculoMedics becoming our wholly owned subsidiary.  The VasculoMedics merger was concurrently closed with and was a condition to the closing of the Paloma merger on March 28, 2013.  In the VasculoMedics merger, we issued an aggregate of 220,000 shares of our common stock to the VasculoMedics stockholders.  Of the 220,000 shares of our common stock issued in connection with the VasculoMedics merger, 197,185 shares were issued to David Sherris, Ph.D.

Registration Rights Agreement

We are party to a registration rights agreement with certain of our directors and executive officers, including Yael Schwartz, Ph.D., which we entered into in November 2013 in connection with our acquisition of Canterbury and Hygeia.  Under this agreement, we have granted certain incidental or “piggyback” registration rights with respect to the shares of our common stock issued by us in connection with that acquisition.

Director and Executive Officer Compensation

Please see “Part III. Item 11. Executive Compensation” for information regarding compensation arrangements we have with our current and former directors and officers.

Director Independence

The information regarding director independence is disclosed in “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” of this report.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax and Other Fees

The table below presents fees for professional services rendered by Deloitte & Touche LLP and its affiliates (collectively “Deloitte”), our current independent registered public accounting firm, for the years ended December 31, 2014 and December 31, 2013.

	Aggregate Amount by Deloitte
	2014	2013
Audit Fees(1)	$205,000	$0
Audit-Related Fees	0	0
All Other Fees	0	0

(1)         Audit fees consisted of the audit of our annual financial statements for the year ended December 31, 2014.

The table below presents fees billed to us for professional services rendered by Goldman Kurland and Mohidin LLP and its affiliates (collectively “Goldman”), our former independent registered public accounting firm, for the years ended December 31, 2014 and December 31, 2013.

	Aggregate Amount Billed by Goldman
	2014	2013
Audit Fees(1)	$190,500	$189,300
Audit-Related Fees	0	0
All Other Fees	17,000	16,500

(1)         Audit fees consisted of the audit of our annual financial statements for the year ended December 31, 2013, reviews of financial statements included in our quarterly reports on Form 10-Q and services provided in connection with our statutory and regulatory filings, including the review of registration statements and the issuance of consents.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures pursuant to which all audit, audit-related and tax services, and all permissible non-audit services provided by our independent registered public accounting firm must be pre-approved by the Audit Committee.  All services rendered by Deloitte & Touche LLP, our current independent registered public accounting firm, and Goldman Kurland and Mohidin LLP, our former independent registered public accounting firm, during 2014 were permissible under applicable laws and regulations and were approved in advance by the Audit Committee in accordance with the rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002, other than de minimis non-audit services allowed under applicable law.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Our financial statements are included in Item 8 of Part II of this report.

The exhibits to this report are listed on the Exhibit Index to this report.  A copy of any of the exhibits listed will be furnished at a reasonable cost, upon receipt from any person of a written request for any such exhibit.  Such request should be sent to RestorGenex Corporation, 2150 East Lake Cook Road, Suite 750, Buffalo Grove, Illinois 60089, Attn:  Shareholder Information.  The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 3, 2015	RESTORGENEX CORPORATION

	By	/s/ STEPHEN M. SIMES
Stephen M. Simes
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ PHILLIP B. DONENBERG
Phillip B. Donenberg
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ STEPHEN M. SIMES	Chief Executive Officer and Director	April 3, 2015
Stephen M. Simes

/S/ SOL J. BARER, PH.D.	Chairman of the Board	April 3, 2015
Sol J. Barer, Ph.D.

/S/ ISAAC BLECH	Vice Chairman of the Board	April 3, 2015
Isaac Blech

/S/ REX BRIGHT	Director	April 3, 2015
Rex Bright

/S/ YAEL SCHWARTZ, PH.D.	Director	April 3, 2015
Yael Schwartz, Ph.D.

/S/ DAVID SHERRIS, PH.D.	Director	April 3, 2015
David Sherris, Ph.D.

/S/ NELSON K. STACKS	Director	April 3, 2015
Nelson K. Stacks

RESTORGENEX CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger between Pro Sports & Entertainment, Inc. and Feris International, Inc. dated August 20, 2007	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K filed March 14, 2008 (SEC File No. 0-24477)

2.2	Amendment to Agreement and Plan of Merger between Pro Sports & Entertainment, Inc. and Feris International, Inc. dated March 10, 2008	Incorporated by reference to Exhibit 10.2 to RestorGenex’s current report on Form 8-K filed March 14, 2008 (SEC File No. 0-24477)

2.3

Agreement and Plan of Merger dated as of September 2013 among Stratus Media Group, Inc., Canterbury Acquisition, LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC, Hygeia Therapeutics, Inc., and Yael Schwartz, Ph.D.*

Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K filed on October 2, 2013 (SEC File No. 0-24477)

2.4	Agreement and Plan of Merger dated as of February 25, 2014 among Stratus Media Group, Inc., Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. and David Sherris, Ph.D.*	Incorporated by reference to Exhibit 2.1 to RestorGenex’s current report on Form 8-K filed on March 7, 2014 (SEC File No. 0-24477)

2.5	Agreement and Plan of Merger dated as of February 25, 2013 among Stratus Media Group, Inc., VasculoMedics Acquisition, Inc., VasculoMedics, Inc. and David Sherris, Ph.D.*	Incorporated by reference to Exhibit 2.2 to RestorGenex’s current report on Form 8-K filed on March 7, 2014 (SEC File No. 0-24477)

3.1	Amended and Restated Articles of Incorporation of RestorGenex Corporation	Incorporated by reference to Exhibit 3.1 to RestorGenex’s current report on Form 8-K filed on March 7, 2014 (SEC File No. 0-24477)

3.2	Amended and Restated Bylaws of RestorGenex Corporation	Incorporated by reference to Exhibit 3.1 to RestorGenex’s current report on Form 8-K filed on October 3, 2014 (SEC File No. 0-24477)

4.1	Form of Debt Conversion Agreement effective May 2, 2013 among Stratus Media Group, Inc. and two holders of the Company’s Promissory Notes	Incorporated by reference to Exhibit 10.01 to RestorGenex’s current report on Form 8-K filed on June 18, 2013 (SEC File No. 0-24477)

Exhibit No.	Description	Method of Filing

4.2	Form of Warrant issued to Investors in the 2014 Private Placement by RestorGenex Corporation	Incorporated by reference to Exhibit 4.1 to RestorGenex’s current report on Form 8-K filed on April 29, 2014 (SEC File No. 0-24477)

4.3	Form of Registration Rights Agreement entered into by and among RestorGenex Corporation and Investors in the 2014 Private Placement	Incorporated by reference to Exhibit 10.2 to RestorGenex’s current report on Form 8-K filed on April 29, 2014 (SEC File No. 0-24477)

4.4	Warrant, dated April 29, 2014, issued by RestorGenex Corporation to Sol J. Barer, Ph.D.	Filed herewith

4.5	Warrant, dated October 21, 2014, issued by RestorGenex Corporation to Isaac Blech	Filed herewith

4.6	Debt Conversion Agreement effective October 21, 2014 between RestorGenex Corporation and Isaac Blech	Filed herewith

10.1	Executive Employment Agreement dated November 18, 2013 between Stratus Media Group, Inc. and Yael Schwartz, Ph.D.**	Incorporated by reference to Exhibit 10.2 to RestorGenex’s current report on Form 8-K filed on November 22, 2013 (SEC File No. 0-24477)

10.2	Executive Employment Agreement dated March 5, 2014 between Stratus Media Group, Inc. and Stephen Simes**	Incorporated by reference to Exhibit 10.01 to RestorGenex’s current report on Form 8-K filed on March 10, 2014 (SEC File No. 0-24477)

10.3	Executive Employment Agreement dated March 31, 2014 between RestorGenex Corporation and David Sherris, Ph.D.**	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K filed on April 2, 2014 (SEC File No. 0-24477)

10.4	Executive Employment Agreement dated May 27, 2014 between RestorGenex Corporation and Phillip Donenberg**	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K filed on May 30, 2014 (SEC File No. 0-24477)

Exhibit No.	Description	Method of Filing
10.5	Addendum to Executive Employment Agreement of Yael Schwartz, effective July 1, 2014, between RestorGenex Corporation and Yael Schwartz**	Incorporated by reference to Exhibit 10.8 to RestorGenex’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014 (SEC File No. 0-24477)

10.6	Addendum to Executive Employment Agreement of David Sherris, effective July 2, 2014, between RestorGenex Corporation and David Sherris**	Incorporated by reference to Exhibit 10.5 to RestorGenex’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014 (SEC File No. 0-24477)

10.7	Settlement Agreement, dated as of April 23, 2014, between RestorGenex Corporation and Jerold Rubinstein**	Filed herewith

10.8	Consulting Agreement dated as of July 7, 2014 between RestorGenex Corporation and Jerold Rubinstein**	Incorporated by reference to Exhibit 10.3 to RestorGenex’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014 (SEC File No. 0-24477)

10.9	Independent Contractor Agreement, dated as of May 28, 2014, between RestorGenex Corporation and John Moynahan**	Incorporated by reference to Exhibit 10.7 to RestorGenex’s quarterly report on Form 10-Q for fiscal period ended June 30, 2014 (SEC File No. 0-24477)

10.10	Severance Agreement and General Release, dated as of June 9, 2014, between RestorGenex Corporation and John Moynahan**	Incorporated by reference to Exhibit 10.3 to RestorGenex’s current report on Form 8-K as filed on June 9, 2014 (SEC File No. 0-24477)

10.11	Settlement Agreement and Release, dated as of April 29, 2014, between RestorGenex Corporation and John Moynahan**	Incorporated by reference to Exhibit 10.6 to RestorGenex’s quarterly report on Form 10-Q for fiscal period ended June 30, 2014 (SEC File No. 0-24477)

10.12	Form of Stock Option Agreement between RestorGenex Corporation and its Executive Officers**	Filed herewith

10.13	Form of Stock Option Agreement between RestorGenex Corporation and its Directors**	Filed herewith

Exhibit No.	Description	Method of Filing
10.14	Option dated January 25, 2012 between Stratus Media Group, Inc. and Isaac Blech	Incorporated by reference to Exhibit 4.2 to RestorGenex’s current report on Form 8-K filed January 31, 2012 (SEC File No. 0-24477)

10.15	Form of Indemnification Agreement between RestorGenex Corporation and Each of its Directors and Officers**	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K as filed on October 3, 2014 (SEC File No. 0-24477)

10.16	Form of Subscription Agreement, dated as of April 29, 2014, among RestorGenex Corporation and the Investors in the 2014 Private Placement	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K as filed on April 29, 2014 (SEC File No. 0-24477)

10.17	Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated October 9, 2009	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K filed October 22, 2009 (SEC File No. 0-24477)

10.18	Amendment to Strategic Investment Agreement between Stratus Media Group, Inc. and ProElite, Inc. dated January 11, 2010	Incorporated by reference to Exhibit 10.01 to RestorGenex’s current report on Form 8-K filed February 26, 2010 (SEC File No. 0-24477)

10.19	Securities Purchase Agreement dated May 24, 2011 among Stratus Media Group, Inc. and the Selling Stockholders party thereto	Incorporated by reference to Exhibit 10.01 to RestorGenex’s current report on Form 8-K filed May 27, 2011 (SEC File No. 0-24477)

10.20	Separation and Release Agreement among ProElite, Inc., Pro Sports & Entertainment, Inc., and Stratus Media Group, Inc., on the one hand, and Paul Feller, on the other hand	Incorporated by reference to Exhibit 10.2 to RestorGenex’s current report on Form 8-K filed June 29, 2012 (SEC File No. 0-24477)

10.21	Registration Rights Agreement dated November 18, 2013 between Stratus Media Group, Inc. and Certain Holders	Incorporated by reference to Exhibit 10.4 to RestorGenex’s current report on Form 8-K filed on November 22, 2013 (SEC File No. 0-24477)

Exhibit No.	Description	Method of Filing
10.22	Lease Agreement dated as of September 4, 2014 by and between RestorGenex Corporation and Riverwalk South, L.L.C.	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K as filed on September 10, 2014 (SEC File No. 0-24477)

10.23	Amendment to Settlement Agreement and Stipulation, dated as of June 6, 2014, between RestorGenex Corporation and ASC Recap LLC	Incorporated by reference to Exhibit 10.2 to RestorGenex’s current report on Form 8-K as filed on June 9, 2014 (SEC File No. 0-24477)

21.1	Subsidiaries of the Registrant	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from RestorGenex’s annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

Filed herewith

*                                         All exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. RestorGenex will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

**                                  A management contract or compensatory plan or arrangement.