Form 10-Q
period 2015-03-31
RestorGenex Corp
filed 2015-05-11
CIK 1053691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(847) 777-8092

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

The number of shares of common stock outstanding at May 11, 2015 was 18,614,968 shares.

RESTORGENEX CORPORATION

FORM 10-Q

MARCH 31, 2015

As used in this report, the terms “RestorGenex,” the “Company,” “we,” “us,” “our” and similar references refer to RestorGenex Corporation and our consolidated subsidiaries, and the term “common stock” refers to our common stock, par value $0.001 per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

RESTORGENEX CORPORATION

Condensed Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,209,918	$21,883,887
Prepaid expenses, deposits and other assets	1,790,783	2,286,930
	21,000,701	24,170,817

PROPERTY AND EQUIPMENT, NET	115,260	102,315

OTHER ASSETS
Intangible assets, net	6,449,628	6,449,628
Goodwill	12,055,991	12,055,991
TOTAL ASSETS	$39,621,580	$42,778,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$301,674	$417,307
Other accrued liabilities	1,791,260	1,921,293
	2,092,934	2,338,600

DEFERRED TAXES	2,274,526	2,274,526
TOTAL LIABILITIES	4,367,460	4,613,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock:
Issued and outstanding; $0.001 par value; 1,000,000,000 shares authorized; 2015 - 18,614,968; 2014 - 18,614,968	18,615	18,615
Additional paid-in-capital	114,042,295	113,437,384
Accumulated deficit	(78,806,790)	(75,290,374)
Total stockholders’ equity	35,254,120	38,165,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,621,580	$42,778,751

See accompanying notes to the condensed consolidated financial statements.

RESTORGENEX CORPORATION

Condensed Consolidated Statements of Operations

Three months ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014

REVENUES	$—	$—

TOTAL REVENUES	—	—

EXPENSES
Research and development	1,551,552	169,332
General and administrative	1,961,100	1,010,858
Depreciation and amortization	6,284	191,330
TOTAL EXPENSES	3,518,936	1,371,520

LOSS FROM OPERATIONS	(3,518,936)	(1,371,520)

OTHER (INCOME)/EXPENSES
Other (income) expenses	(2,520)	(49,639)
Interest expense	—	58,294
TOTAL OTHER (INCOME)/EXPENSES	(2,520)	8,655

NET LOSS	(3,516,416)	(1,380,175)

TOTAL BASIC AND DILUTED NET LOSS PER SHARE	$(0.19)	$(0.23)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,614,968	5,934,474
FULLY-DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	18,614,968	5,934,474

See accompanying notes to the condensed consolidated financial statements.

RESTORGENEX CORPORATION

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net loss	$(3,516,416)	$(1,380,175)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	6,284	191,330
Employee and director stock-based compensation - non-cash	605,427	149,885
Stock warrant expense - non-cash	132,423	—
Changes in other assets and liabilities affecting cash flows used in operating activities
Prepaid expenses, deposits and other assets	363,208	286,774
Accounts payable and accrued liabilities	(245,666)	319,293
Net cash (used in) operating activities	(2,654,740)	(432,893)

CASH FLOWS (USED IN) INVESTING ACTIVITIES
Purchase of fixed assets	(19,229)	—
Net cash (used in) investing activities	(19,229)	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds on notes payable	—	400,000
Net cash provided by financing activities	—	400,000

NET (DECREASE) CASH AND CASH EQUIVALENTS	(2,673,969)	(32,893)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,883,887	254,964
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,209,918	$222,071

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business in exchange for common stock	$—	$6,800,000

See accompanying notes to the condensed consolidated financial statements.

RESTORGENEX CORPORATION

FORM 10-Q

MARCH 31, 2015

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      Description of Business

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

2.                                      Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited financial statements presented in this report represent the consolidation of RestorGenex Corporation and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements.  Accordingly, certain information related to significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted.  These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its  annual report on Form 10-K for the year ended December 31, 2014.

In the fourth quarter of 2014, the Company recorded certain adjustments for misstatements related to prior 2014 interim and prior annual periods that had been deemed immaterial.  See Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2014, included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, for further information as to the nature of the adjustments recorded in the fourth quarter of 2014.

Reclassifications

Certain first quarter 2014 amounts were reclassified to conform to the manner of presentation in the current period.  These reclassifications included:

(a)           The break-out of $169,332 of research and development expenses for the first quarter of 2014 into a separate line item in the condensed consolidated statements of operations.  In the prior year period, such amount had been included in the line item “general and administrative.”

(b)           $286,774 of expense recognized in the first quarter of 2014 from amortizing the prepaid expense asset for general financial advisory and investment banking services described in Note 4 to these condensed consolidated financial statements was reclassified to “general and administrative” expense in the condensed consolidated statements of operations from “depreciation and amortization” expense where it was presented in the prior year.  In the condensed consolidated statements of cash flows, the same amount was reclassified within the “cash flows used in operating activities” section from “depreciation and amortization” in the prior period presentation to “prepaid expenses, deposits and other assets” in the current period presentation.

(c)           The combination of various line items within current liabilities on the condensed consolidated balance sheets into a single line item for “other accrued expenses and liabilities.”

(d)           $149,885 of expense recognized in the first quarter of 2014 from stock-based compensation and warrant expense described in Notes 7 and 8 to these condensed consolidated financial statements was reclassified to “general and administrative” expense in the first quarter of 2015 condensed consolidated statements of operations presentation from “warrants, options and stock compensation” expense in the prior period presentation.  In the condensed consolidated statements of cash flows, the same amount was reclassified within the “cash flows used in operating activities” section from “warrants, options and stock” in the prior period presentation to “employee and director stock-based compensation — non-cash” in the amount of $149,885 in the current period presentation.

(e)           $131,686 of expense recognized in the first quarter of 2014 from legal and professional services was reclassified to “general and administrative” expense in the first quarter of 2015 condensed consolidated statements of operations presentation from “legal and professional services” expense in the prior period presentation.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes.  Although these estimates are based on the Company’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ from such estimates and assumptions.

Income Taxes

The Company has no current tax provision due to its current and accumulated losses, which result in net operating loss carryforwards.  The Company’s deferred tax liability relates to indefinite lived intangible assets. See Note 18 to the Company’s consolidated financial statements for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Comprehensive Income (Loss)

The Company does not have items of other comprehensive income (loss) for the three months ended March 31, 2015 or March 31, 2014; and therefore, comprehensive loss equals net loss for those periods.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014, which means the Company’s first quarter of 2015, with early adoption permitted.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  The adoption of this new guidance did not affect the Company’s consolidated financial position, results of operations or cash flows.

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

For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, however, the FASB has proposed a one-year deferral.  Early adoption is not permitted.  Entities have the option of applying either a full retrospective approach or a modified approach to adopt the guidance in the ASU.  The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

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

3.                                      Acquisitions

Paloma and VasculoMedics Acquisitions

On March 3, 2014, the Company entered into an agreement and plan of merger with Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and holder representative, pursuant to which the Company agreed to acquire by virtue of a merger all of the outstanding capital stock of Paloma, with Paloma becoming a wholly owned subsidiary of the Company.  On March 28, 2014, the merger with Paloma was effected and the Company issued an aggregate of 2,500,000 shares of common stock to the holders of Paloma’s common stock and its derivative securities, which included the assumption of promissory notes of Paloma in the aggregate amount (including both principal amount and accrued interest) of approximately $1,151,725, to be paid on the first anniversary of the closing date of the Paloma merger.  On August 5, 2014, the Company repaid in full the then-outstanding balance, including accrued interest of the Paloma assumed promissory notes, totaling $1,331,007.  The notes were terminated upon their prepayment and there were no early termination fees.

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

Pro Forma Financial Information (Unaudited)

The following pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of Paloma and VasculoMedics had taken place on January 1, 2013.  The pro forma information includes acquisition and integration expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

Three Months Ended March 31, 2014
Net revenues	$0
Net loss	(1,687,269)
Basic and diluted loss per share	$(0.19)

4.                                      Prepaid Expenses, Deposits and Other Assets

In July 2013, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company for three years on a non-exclusive basis.  Under this agreement, the Company issued Maxim 210,250 shares of the Company’s common stock.  These shares were valued at $15.00 per share, which was the closing price of the common stock on the date of the agreement, for a total expense of $3,153,750.  This expense is being recognized ratably over the life of the three-year term of the agreement at $262,813 per quarter.  As of March 31, 2015, $1,314,062 remained in prepaid expenses, deposits and other assets related to the Maxim agreement on the condensed consolidated balance sheets.

5.                                      Intangible Assets, Net

Intangible assets were as follows:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research and development costs (IPR&D)	$6,449,628	$0	$6,449,628	$6,449,628	$0	$6,449,628

For the three months ended March 31, 2014, the Company recorded amortization expense on finite lived intangible assets of $186,819 within depreciation and amortization on the condensed consolidated statements of operations.  Such amortization expense related to intangible assets acquired in the Company’s acquisition of Canterbury Laboratories LLC and Hygeia Therapeutics, Inc., which the Company abandoned and wrote-off in the fourth quarter of 2014.  See Note 6 to the Company’s consolidated financial statements for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

6.                                      Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Payroll related	$397,447	$741,032
Professional fees	419,412	217,663
Board fees	59,687	55,000
Rent liability for facilities no longer occupied	808,418	808,418
Other	106,296	99,180
	$1,791,260	$1,921,293

7.                                      Stockholder’s Equity

Common Stock

During the three months ended March 31, 2015, the Company did not issue, purchase or retire any shares of its common stock.

Warrants

During the three months ended March 31, 2015, the Company did not grant any warrants to purchase shares of its common stock and no warrants were exercised.  During the three months ended March 31, 2015, warrants to purchase an aggregate of 8,500 shares of common stock expired unexercised.

During the three months ended March 31, 2014, the Company issued to an independent consultant a warrant to purchase 15,000 shares of common stock at an exercise price of $4.90 in consideration for services.  This warrant has a five-year term and vested in monthly installments over one year, resulting in 2,500 vested shares and a Black-Scholes warrant expense of $2,993 during the three months ended March 31, 2015.  This warrant was fully vested as of March 31, 2015.

In December 2014, the Company issued to its investor relations firm a warrant to purchase 250,000 shares of common stock at an exercise price of $3.75 in consideration for investor relations services for one year, commencing December 15, 2014 and ending December 14, 2015.  This warrant has a five-year term and was immediately vested and exercisable as of the date of grant, resulting in Black-Scholes warrant value of $517,576, of which $129,430 was expensed in general and administrative expenses during the three months ended March 31, 2015.

Warrants to purchase an aggregate of 4,815,266 shares of the Company’s common stock were outstanding and exercisable as of March 31, 2015 with per share exercise prices ranging from $2.00 to $200.00 and a weighted average exercise price of $8.58 per share.

8.                                      Stock-Based Compensation

During the three months ended March 31, 2015, the Company did not grant any options to purchase shares of its common stock and no options were exercised.  During the three months ended March 31, 2015, 137,975 options were cancelled or expired unexercised.  Options to purchase an aggregate of 3,510,272 shares of common stock were outstanding as of March 31, 2015, and options to purchase an aggregate of 1,318,043 shares of common stock were exercisable as of March 31, 2015.  All options outstanding as of March 31, 2015 are non-plan options and not granted under the terms of any equity based compensation plan.  On March 5, 2015, the Company’s Board of Directors approved the RestorGenex Corporation 2015 Equity Incentive Plan (the “2015 Equity Plan”), subject to approval by the Company’s stockholders at the next annual meeting of stockholders currently scheduled to be held on June 17, 2015.  If approved by the Company’s stockholders, the 2015 Equity Plan will allow for the issuance of up to a maximum of 2,500,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate.

Options are granted with exercise prices equal to the fair value of the common stock on the date of grant.  The Company recognizes the fair value of stock-based awards granted in exchange for employee and non-employee services as a cost of those services.  The Company recognizes stock-based compensation expense for option awards on a straight-line basis over the vesting period.

The following table summarizes the stock-based compensation expense for employees and non-employees recognized in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Research and development	$231,524	$0
General and administrative	373,903	149,885
Total stock-based compensation expense	$605,427	$149,885

As of March 31, 2015, the Company had $5,171,725 of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees.  That cost is expected to be recognized over a weighted-average service period of 2.15 years.

9.                                      Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all of the Company’s potential shares, warrants and stock options had been issued and if the additional shares were dilutive.

Because of their anti-dilutive effect, 8,325,538 and 1,504,308 shares of the Company’s common stock equivalents comprised of stock options and warrants for the three months ended March 31, 2015 and 2014, respectively, have been excluded from the calculation of diluted net loss per share.

	Three Months Ended March 31,
	2015	2014
Basic and dilutive numerator:
Net loss, as reported	$(3,516,416)	$(1,380,175)
Denominator:
Weighted-average shares outstanding	18,614,968	5,934,474
Net loss per share - basic and diluted	$(0.19)	$(0.23)

10.                               Commitments and Contingencies

Office Space Rental

On September 4, 2014, the Company entered into a lease agreement for office space totaling approximately 2,900 square feet in Buffalo Grove, Illinois and relocated its corporate headquarters to this facility in the third quarter of 2014.  The term of the lease commenced on September 15, 2014 and will continue through February 28, 2018.  The Company has an option to renew the lease for one renewal term of three years.  Under the lease agreement, the first five months were rent free and then the base rent is approximately $6,000 per month through February 28, 2016 for a total of approximately $72,000 per year.  The base rent will increase to approximately $6,100 per month for the first year thereafter and $6,200 per month for the second year thereafter.

The Company’s contractual obligations with respect to rental commitments as of March 31, 2015 were as follows:

Rental Commitments
Payments due by period:
One year	$71,845
Two years	73,279
Three years	68,378
Thereafter	—
Total	$213,502

Purchase Obligations

As of March 31, 2015, the Company had future purchase obligation commitments for $1,103,970 in regards to the preclinical development of RES-440 and RES-529.

Litigation

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation.  Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.  The Company records a liability in its condensed consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount.  The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred.  In the opinion of management, as of March 31, 2015, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the Company’s former Chief Executive Officer under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996).  The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts.  The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs.  On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action.  On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action.  After a hearing for the petition and motion on April 14, 2015, the Court granted the Company’s petition to compel arbitration and a motion to stay the action.  A status conference is scheduled for January 14, 2016.  The Company believes this action is without merit and intends to defend the action vigorously.  Because this lawsuit is in an early stage, the Company does not believe a loss is probable, and is unable to predict the outcome of the lawsuit and the possible loss or range of loss, if any, associated with its resolution or any potential effect the lawsuit may have on the Company’s financial position, results of operations or cash flows.  Depending on the outcome or resolution of this lawsuit, it could have a material effect on the Company’s financial position, results of operations or cash flows.

11.          Subsequent Event

On April 30, 2015, the Company entered into several agreements with Or-Genix Therapeutics, Inc. (“Or-Genix”), pursuant to which the Company transferred certain of its non-focus technology rights to Or-Genix in exchange for a 19.9% ownership interest in Or-Genix, representing 2,484,395 shares of the common stock of Or-Genix, and purchased $250,000 in perpetual non-redeemable preferred stock.  The rights the Company transferred include exclusive rights to a compound currently known as “RES-102,” which is a “soft” estrogen potentially to be developed for the treatment of aging skin fragility/thinning and vulvo-vaginal atrophy, and exclusive rights to a compound currently known as “RES-214,” a non-prescription cosmeceutical product under development by a sublicensee.  The Company previously licensed these rights from Yale University and as part of this transaction assigned those license agreements to Or-Genix.  The Company also assigned its rights under a sublicense agreement with Ferndale Pharma Group, Inc. for the formulation, manufacture, sale and marketing of RES-214.  Or-Genix is founded and owned primarily by Yael Schwartz, Ph.D., a former member of the Company’s Board of Directors and former Executive Vice President, Preclinical Development.  The transfer of these technology rights to Or-Genix was executed since the Company is focusing its development efforts and resources on its other technologies.

On April 30, 2015, the Company entered into a resignation agreement with Yael Schwartz, Ph.D., a former member of the Company’s Board of Directors and former Executive Vice President, Preclinical Development, pursuant to which Dr. Schwartz resigned as an officer, employee and director of the Company and its subsidiaries.  Under the terms of the resignation agreement, the Company agreed to pay Dr. Schwartz a cash severance payment in the amount of $247,500, which is equal to nine months of her base salary, paid in accordance with the Company’s standard payroll practices, in exchange for her execution of a general and customary release of claims.  The resignation agreement also requires Dr. Schwartz to comply with certain non-competition and non-solicitation obligations.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report.  The following discussion may contain predictions, estimates and other forward looking statements that involve a number of risks and uncertainties, including those discussed under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward Looking Statements” in this report and under “Part I — Item 1A. Risk Factors” in our annual report on Form10-K for the fiscal year ended December 31, 2014.  These risks could cause our actual results to differ materially from any future performance suggested below.

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

Our portfolio of product candidates is summarized in the following table:

Ophthalmology

The specific focus of our prescription ophthalmology business is on pathologies showing an aberrant up-regulation of the PI3K/Akt/mTOR pathway in the area of ophthalmology.  Two human Phase I clinical studies with one of our palomids known as “RES-529” have been completed for wet age-related macular degeneration (“AMD”), both studies of which showed preliminary evidence of biologic activity and no serious toxicity.  One of the two completed studies was sponsored by Paloma Pharmaceuticals, Inc., a company we acquired in March 2014, using intravitreal administration and was completed in December 2011.  The second study was sponsored and conducted by The National Eye Institute using subconjunctival administration and was completed in July 2012.  We currently are planning Phase I/II studies with RES-529 for wet age-related macular degeneration that we expect to begin in 2016 after we finalize CMC (chemistry, manufacturing and control) work for subconjunctival administration and complete necessary preclinical studies.

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

We believe glioblastoma represents substantial financial upside given the significant unmet medical need due to limited and modestly effective therapies.  We plan to complete necessary work to start a Phase I/II glioblastoma human clinical trial in 2016.  We also plan to initiate Phase II studies in other tumor types once the RES-529 maximum tolerated dose is determined in the initial portion of the glioblastoma study.  We intend to focus in areas where preclinical evidence of activity has been demonstrated, specifically breast, prostate and/or lung cancers. In January 2015, the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug Designation for RES-529 for the treatment of glioblastoma multiforme.

Dermatology

Our prescription dermatology business is based primarily upon a “soft” anti-androgen, known as “RES-440,” which is under development for the treatment of acne vulgaris.  RES-440 has completed in vitro and in vivo proof-of-concept studies in tissue and animal models.  We currently are working on CMC and necessary pre-clinical studies and are planning Phase I/Phase II studies in 2016 for the treatment of acne.

Other Indications/Products

We have rights to and own technologies and potential products beyond just those described above.  It is our strategy to focus at the current time on ophthalmology, oncology and dermatology, specifically wet AMD, gliobastoma and acne, as described in this report.  Beyond the potential products described in this report, we intend to continue to review our technologies and potential products on a regular basis and consider internal development in the future and the potential to out-license portions of our technology and potential products to other biopharmaceutical companies with greater focus and resources than ours or potentially in-license additional technologies and products for development.

In furtherance of this strategy, subsequent to the end of our first quarter of 2015, on April 30, 2015, we transferred certain of our non-focus technology rights to Or-Genix Therapeutics, Inc. (“Or-Genix”) in exchange for a 19.9% ownership interest in Or-Genix, representing 2,484,395 shares of the common stock of

Or-Genix, and we purchased $250,000 in perpetual non-redeemable preferred stock.  The rights we transferred include exclusive rights to a compound currently known as “RES-102,” which is a “soft” estrogen potentially to be developed for the treatment of aging skin fragility/thinning and vulvo-vaginal atrophy, and exclusive rights to a compound currently known as “RES-214,” a non-prescription cosmeceutical product under development by a sublicensee.  We previously licensed these rights from Yale University and as part of this transaction assigned those license agreements to Or-Genix.  We also assigned our rights under a sublicense agreement with Ferndale Pharma Group, Inc. for the formulation, manufacture, sale and marketing of RES-214.  Or-Genix is founded and owned primarily by Yael Schwartz, Ph.D., a former member of our Board of Directors and former Executive Vice President, Preclinical Development.  The transfer of these technology rights to Or-Genix was executed since we are focusing our development efforts and resources on our other technologies.

Financial Summary

Our total working capital totaled $18,907,767, including $19,209,918 in cash and cash equivalents, as of March 31, 2015, compared to total working capital of $21,832,217, including $21,883,887 in cash and cash equivalents, as of December 31, 2014.

We recognized no revenues and our operating expenses were $3,518,936 during the first quarter of 2015.  Our research and development expense increased 816% to $1,551,552 during the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of our conducting research and development of our technologies and product candidates.  Our general and administrative expenses increased 94% to $1,961,100 during the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of employee and director non-cash stock-based compensation expenses.

We recognized a net loss of $(3,516,416) for the first quarter of 2015, or $(0.19) per share, compared to net loss of $(1,380,175), or $(0.23) per share, for the first quarter of 2014.  We expect to continue to recognize net losses for the foreseeable future.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our technologies and product candidates.  We believe our cash and cash equivalents as of March 31, 2015 will be sufficient to fund our planned operations at least through December 31, 2015 and into the first half of 2016.

Results of Operations for Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth our results of operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenue	$0	$0	$0	0%
Expenses
Research and development	1,551,552	169,332	1,382,220	816.2
General and administrative	1,961,100	1,010,858	950,242	94.0
Other (income) expenses	(2,520)	8,655	(11,175)	(129.1)
Net loss	$(3,516,416)	$(1,380,175)	2,136,241	154.8
Basic and diluted net loss per share	$(0.19)	$(0.23)	$(0.04)	(17.4)
Weighted average number of shares and equivalent shares outstanding	18,614,968	5,934,474	12,680,494	213.7

Revenues

We recognized no revenues during the three months ended March 31, 2015 or 2014.

Operating Expenses

Operating expenses were $3,518,936 during the three months ended March 31, 2015, representing an increase of 157%, compared to $1,371,520 during the three months ended March 31, 2014.  This increase was primarily due to an increase in research and development expenses primarily as a result of our conducting research and development of our technologies and product candidates and an increase in general and administrative expenses primarily as a result of salary expense and employee and director non-cash stock-based compensation expenses.

We recognized $1,551,552 in research and development expenses during the three months ended March 31, 2015 compared to $169,332 in research and development expenses during the three months ended March 31, 2014.  We expect that our research and development expenses will increase significantly in future periods compared to prior year periods due to our anticipated efforts to advance the research and development of our technologies and product candidates.

General and administrative expenses were $1,961,100 during the three months ended March 31, 2015, representing an increase of 94% from $1,010,858 during the three months ended March 31, 2014.  This increase was primarily due to employee and director non-cash stock-based compensation expenses.  We expect that our general and administrative expenses will increase in future periods compared to prior year periods as a result of increased personnel to support our product development efforts.

Stock-based compensation expense, which is included in research and development expenses and general and administrative expenses, was $605,427 during the three months ended March 31, 2015, representing an increase of 304%, over $149,885 during the three months ended March 31, 2014.

Depreciation and amortization was $6,284 during the three months ended March 31, 2015 compared to $191,330 during the three months ended March 31, 2014.  This decrease was primarily related to a decrease in amortization expense attributable to intangible assets acquired in our acquisition of Canterbury Laboratories LLC and Hygeia Therapeutics, Inc. due to our abandonment and write-off of such intangible assets during the fourth quarter of 2014.

Other (Income) Expenses

Other income was $2,520 during the three months ended March 31, 2015 compared to other income of $49,639 during the three months ended March 31, 2014.  Other income for the three months ended March 31, 2015 related primarily to the recognition of interest income. Other income for the three months ended March 31, 2014 related primarily to a $51,659 reduction in deferred taxes related to the amortization of the Canterbury intangible assets.

Interest Expense

Interest expense was zero during the three months ended March 31, 2015 compared to $58,294 during the three months ended March 31, 2014.  Interest expense decreased due to a reduction in our total indebtedness during the last three quarterly periods of 2014 which eliminated all of our debt as of December 31, 2014.

Net Loss

We recognized a net loss of $(3,516,416) for the first quarter of 2015, or $(0.19) per share, compared to net loss of $(1,380,175), or $(0.23) per share, for the first quarter of 2014.  We expect to incur net losses in future periods for the foreseeable future as we plan to continue our efforts to advance our technologies and product candidates.

Liquidity and Capital Resources

Working Capital

Our working capital totaled $18,907,767, including $19,209,918 in cash and cash equivalents, as of March 31, 2015, compared to working capital $21,832,217, including $21,883,887 in cash and cash equivalents, as of December 31, 2014.

The following table summarizes our working capital as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$19,209,918	$21,883,887
Prepaid expenses, deposits and other assets	1,790,783	2,286,930
Total current liabilities	(2,092,934)	(2,338,600)
Working capital	$18,907,767	$21,832,217

We expect to continue to incur net losses for the foreseeable future.  We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our technologies and product candidates.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Operating activities	$(2,654,740)	$(432,893)
Investing activities	(19,229)	—
Financing activities	—	400,000
Net decrease in cash and cash equivalents	$(2,673,969)	$(32,893)

Operating Activities

Net cash used in operating activities, which consisted principally of cash expended on research and development and general and administrative activities, was $2,654,740, and $432,893 for the three months ended March 31, 2015 and 2014, respectively.  The increase in cash used for operating activities is driven by the increase in our operating expenses as previously described.

Investing Activities

Purchase of fixed assets accounted for all $19,229 of cash used in investing activities for the three months ended March 31, 2015 compared to no cash used in or provided by investing activities during the three months ended March 31, 2014.

Financing Activities

Net cash provided by financing activities was $0 during the three months ended March 31, 2015 compared to $400,000 during the three months ended March 31, 2014. Net cash provided by financing activities during the prior year period resulted from proceeds on notes payable, which were converted into common shares and warrants to acquire common shares in the second quarter of 2014.

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

We believe our cash and cash equivalents as of March 31, 2015 will be sufficient to fund our planned operations at least through December 31, 2015 and into the first half of 2016.  However, we may require additional funds earlier.  Accordingly, there is no assurance that we will not need or seek additional funding prior to such time.  We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of March 31, 2015, we did not have any existing credit facilities under which we could borrow funds.  We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us.  This risk may increase if economic and market conditions deteriorate.  If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently.  If we are unable to obtain additional financing when needed, we may be forced to explore strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company.

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

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of March 31, 2015 that are fixed and determinable by year starting with the twelve months ending March 31, 2016.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Accrued board fees	$59,688	$59,688	$—	$—	$—
Rent obligations	1,021,921	880,264	141,657	—	—
Employee contracts	4,015,083	2,033,000	1,982,083	—	—
Purchase obligations	1,103,970	1,099,710	4,260	—	—
Total	$6,200,662	$4,072,662	$2,128,000	$—	$—

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

Critical Accounting Policies

Certain of our critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate.  Actual results may differ from these judgments under different assumptions or conditions.  Different, reasonable estimates could have been used for the current period.  Additionally, changes in accounting estimates are reasonably likely to occur from period to period.  Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.  All of our critical accounting policies are more fully described in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” set forth in our annual report on Form 10-K for the year ended December 31, 2014.  There have been no changes to our critical accounting policies since December 31, 2014.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in news releases or reports, on its Internet web site or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our business, operating results and financial condition.  We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “would,” “might,” “possible,” “potential,” “expect,” “intend,” “plan,” “predict,” “project,” “anticipate,” “estimate,” “approximate,” “continue,” other words and terms of similar meaning and the use of future dates. These forward-looking statements may be contained in this section, the notes to our financial statements and elsewhere in this report. Our forward-looking statements generally relate to:

•                  the status and anticipated development of our product candidates;

•                  the market size and anticipated market acceptance of our product candidates;

•                  our future operating expenses, anticipated burn rate and whether and how long our existing cash and cash equivalents will be sufficient to fund our operations;

•                  the effect of new accounting pronouncements and future health care, tax and other legislation; and

•                  our anticipated substantial and continuing losses.

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

•                  our ability to successfully choose which of our product candidates should be developed and in which order;

•                  the potential for changes in our focus on certain product candidates to other product candidates;

•                  our success in developing new products and technologies, obtaining any required regulatory approvals for such products and technologies and obtaining market acceptance and commercial success with respect to such new products and technologies;

•                  the timing of when, if ever, our product candidates will be approved and introduced commercially;

•                  the size of the market and the level of market acceptance of our product candidates if and when they are commercialized;

•                  our dependence on the successful development, regulatory approval and commercialization of our product candidates, which include primarily RES-529 and RES-440, which are in early stage development;

•                  uncertainties regarding clinical drug development and the failure of our clinical trials to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization;

•                  our dependence upon third-party clinical research organizations and other third parties to conduct and oversee our clinical trials and other aspects of product development;

•                  our ability to acquire or invest in new businesses, products and technologies by way of a license, acquisition or merger transaction and the effect of such a transaction on our stockholders, business, operating results and financial condition;

•                  our ability to comply with extensive laws, rules and regulations;

•                  our ability to protect our proprietary technology and to operate our business without infringing the proprietary rights of third parties;

•                  our ability to compete in a competitive industry;

•                  our dependence upon key employees;

•                  our prior and any future acquisitions, including difficulties in integrating the acquired businesses and their respective personnel and products;  difficulties or delays in realizing the anticipated benefits of our prior acquisitions or any additional acquired companies and their product candidates; challenges due to limited or no direct prior experience in new markets we may enter; the potential loss of key employees; inability to successfully develop new products and services on a timely basis that address our new market opportunities post-acquisition; unanticipated costs, litigation and other contingent liabilities; incurrence of acquisition and integration related costs, accounting charges, or amortization costs for acquired intangible assets; potential write-down of goodwill, acquired intangible assets and/or deferred tax assets; and additional legal, financial and accounting challenges and complexities in areas such as intellectual property, tax planning, cash management and financial reporting;

•                  our ability to maintain effective internal control over financial reporting;

•                  changes in applicable laws or regulations and our failure to comply with applicable laws, rules and regulations;

•                  changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•                  conditions and changes in the biopharmaceutical industry or in general economic or business conditions;

•                  our ability to obtain and maintain a national securities exchange listing for our common stock and the ability of our stockholders to buy or sell our common stock in light of the low trading volume and liquidity of our common stock; and

•                  pending and future litigation, which could have an adverse effect on our business, financial condition or operating results.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see “Part I — Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2014.  The risks and uncertainties described above and in “Part I — Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2014 are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Our principal executive officer and principal financial officer do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

From time to time, we are subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business, which may include employment matters, breach of contract disputes and stockholder litigation. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.  We record a liability in our condensed consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, we record the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount.  We disclose a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred.

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, our former Chief Executive Officer under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996).  The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts.  The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs.  On December 30, 2014, we filed a petition to compel arbitration and a motion to stay the action.  On April 1, 2015, the plaintiff filed a petition in opposition to our petition to compel arbitration and a motion to stay the action.  After a hearing for the petition and motion on April 14, 2015, the Court granted our petition to compel arbitration and a motion to stay the action.  A status conference is scheduled for January 14, 2016.   We believe this action is without merit and intend to defend the action vigorously.  Because this lawsuit is in an early stage, we are unable to predict the outcome of the lawsuit and the possible loss or range of loss, if any, associated with its resolution or any potential effect the lawsuit may have on our operations.  Depending on the outcome or resolution of this lawsuit, it could have a material effect on our financial statements.

ITEM 1A.               RISK FACTORS

This Item 1A is not applicable to us as a smaller reporting company and has been omitted.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We had no sales of equity securities without registration under the Securities Act of 1933, as amended, during the first quarter of 2015.

Issuer Purchases of Equity Securities

During the first quarter of 2015, we did not purchase any shares of our common stock or other equity securities of ours.

Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities on the open market or otherwise.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

Not applicable.

ITEM 6.                   EXHIBITS

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 11, 2015

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

101

The following materials from RestorGenex’s quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

Filed herewith