Form 10-Q
period 2015-06-30
RestorGenex Corp
filed 2015-08-12
CIK 1053691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission file number: 000-24477

RESTORGENEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	30-0645032
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2150 E. Lake Cook Road, Suite 750

Buffalo Grove, Illinois 60089

(Address of principal executive offices, including zip code)

(847) 777-8092

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The number of shares of common stock outstanding at August 12, 2015 was 18,614,968 shares.

RESTORGENEX CORPORATION

form 10-q

june 30, 2015

___________________________

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

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements.”

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 RESTORGENEX CORPORATION

Condensed Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,472,761	$21,883,887
Prepaid expenses, deposits and other assets	1,357,191	2,286,930
	17,829,952	24,170,817

PROPERTY AND EQUIPMENT, NET	68,782	102,315

OTHER ASSETS
Intangible assets, net	6,449,628	6,449,628
Goodwill	12,055,991	12,055,991
Investment in Or-Genix	250,000	-
TOTAL ASSETS	$36,654,353	$42,778,751

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$337,589	$417,307
Other accrued liabilities	2,230,251	1,921,293
	2,567,840	2,338,600

DEFERRED TAXES	2,274,526	2,274,526
TOTAL LIABILITIES	4,842,366	4,613,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock:
Issued and outstanding; $0.001 par value; 1,000,000,000 shares authorized;
2015 - 18,614,968; 2014 - 18,614,968	18,615	18,615
Additional paid-in-capital	114,569,484	113,437,384
Accumulated deficit	(82,776,112)	(75,290,374)
Total stockholders' equity	31,811,987	38,165,625
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,654,353	$42,778,751

 See accompanying notes to the condensed consolidated financial statements.

 RESTORGENEX CORPORATION

Condensed Consolidated Statements of Operations

Three and six months ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

TOTAL REVENUES	-	-	-	-

EXPENSES
Research and development	1,115,796	266,906	2,667,348	436,238
General and administrative	1,881,278	1,210,832	3,842,378	2,221,690
Depreciation and amortization	6,198	323,741	12,482	515,071
Former employee severance expense	967,683	-	967,683	-
TOTAL EXPENSES	3,970,955	1,801,479	7,489,891	3,172,999

LOSS FROM OPERATIONS	(3,970,955)	(1,801,479)	(7,489,891)	(3,172,999)

OTHER (INCOME)/EXPENSES
Loss on settlement of notes payable - related parties	-	1,829,562	-	1,829,562
Loss on settlement of notes payable	-	876,543	-	876,543
Other (income) expenses	(1,633)	(2,466)	(4,153)	(446)
Interest expense	-	136,584	-	194,878
TOTAL OTHER (INCOME)/EXPENSES	(1,633)	2,840,223	(4,153)	2,900,537

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,969,322)	(4,641,702)	(7,485,738)	(6,073,536)
Benefit from income taxes	-	186,470	-	238,129

NET LOSS	(3,969,322)	(4,455,232)	(7,485,738)	(5,835,407)

TOTAL BASIC AND DILUTED NET LOSS PER SHARE	$(0.21)	$(0.35)	$(0.40)	$(0.62)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,614,968	12,867,845	18,614,968	9,483,395
FULLY-DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	18,614,968	12,867,845	18,614,968	9,483,395

See accompanying notes to the condensed consolidated financial statements.

RESTORGENEX CORPORATION

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended June 30,
	2015	2014

CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net loss	$(7,485,738)	$(5,835,407)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	12,482	515,071
Loss on disposal of fixed assets	49,278	6,056
Employee and director stock-based compensation - non-cash	1,132,616	291,200
Stock warrant expense - non-cash	261,570	-
Deferred income taxes	-	(238,129)
Loss on settlement of note payable - related parties	-	1,829,561
Loss on settlement of note payable	-	876,543
Changes in other assets and liabilities affecting cash flows used in operating activities
Prepaid expenses, deposits and other assets	667,653	461,933
Accounts payable and accrued liabilities	229,240	(3,027,926)
Net cash (used in) operating activities	(5,132,899)	(5,121,098)

CASH FLOWS (USED IN) INVESTING ACTIVITIES
Investment in Or-Genix	(250,000)	-
Purchase of fixed assets	(28,227)	-
Net cash (used in) investing activities	(278,227)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds on notes payable	-	400,000
Proceeds from issuance of common stock	-	31,605,727
Net cash provided by financing activities	-	32,005,727

NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(5,411,126)	26,884,629
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,883,887	254,964
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,472,761	$27,139,593

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business in exchange for common stock	$-	$6,800,000
Conversion of accounts payable to notes payable related to Company's outside law firm	$-	$407,998
Issuance of shares of common stock and stock warrants as payment of notes payable - related parties	$-	$1,105,475
Issuance of shares of common stock and stock warrants as payment of notes payable	$-	$517,945
Issuance of shares of common stock and stock warrants as payment of accounts payable and accrued liabilities	$-	$1,361,404

See accompanying notes to the condensed consolidated financial statements.

RESTORGENEX CORPORATION

form 10-q

JUNE 30, 2015

NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Description of Business

RestorGenex Corporation (“Company”) is a specialty biopharmaceutical company focused on developing products for oncology, ophthalmology and dermatology. The Company’s lead product is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in pre-clinical development in oncology, specifically glioblastoma multiforme. The Company’s current pipeline also includes a “soft” anti-androgen compound for the treatment of acne vulgaris. The Company’s novel inhibition of the PI3K/Akt/mTOR pathway and unique targeting of the androgen receptor show promise in a number of additional diseases, which the Company is evaluating for the purpose of creating innovative therapies that are safe and effective treatments to satisfy unmet medical needs.

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

On June 18, 2015, the Company changed its state of incorporation from the State of Nevada to the State of Delaware.

Correction of Prior Period Misstatements

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

In the prior year presentation of research and development expenses for the three months ended June 30, 2014, the Company presented expenses of $403,413. Such amount included $169,332 of general and administrative expenses for the three month period ended June 30, 2014, which was included in research and development expenses in the period as a classification offset to the inclusion of $169,332 of research and development expenses in general and administrative expenses for the three month period ended March 31, 2014. The Company did not separately present research and development expenses in its condensed consolidated statements of operations for the three months ended March 31, 2014 as presented in the prior year. The inclusion of this $169,332 classification offset in the prior period presentation of research and development expenses for the three months ended June 30, 2014 was not appropriate, and represents an immaterial misstatement in the prior year. The prior year presentation of research and development expenses for the six month period ended June 30, 2014 was correct as presented. In the current period presentation of the condensed consolidated statements of operations for the three months ended June 30, 2014, this item has been corrected by decreasing research and development expenses and increasing general and administrative expenses by $169,332.

$2,706,105 of expense recognized in the three and six months ended June 30, 2014 condensed consolidated statements of operations from notes payable settlements was reclassified to “loss on settlement of notes payable – related parties” expenses for $1,829,562 and “loss on settlement of notes payable” expense for $876,543 in the current period condensed consolidated statements of operations presentation from “fair value of common stock exchanged for warrants and notes payable” expense in the prior period presentation. Furthermore, the presentation of these amounts in the current period presentation was moved to other expense from operating expenses reflecting the correction of an immaterial prior period misstatement related to the classification of losses on settlement of notes payable.

$186,470 and $238,129 of income tax benefit recognized in the three and six months ended June 30, 2014 was reclassified to benefit from income taxes in the current period condensed consolidated statements of operations from other (income) expense in the prior year presentation, representing the correction of a prior period immaterial misstatement related to the presentation of income tax benefit.

Reclassifications

Certain 2014 amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications included:

$286,774 and $573,548 of amortization expense recognized in the three and six months ended June 30, 2014 condensed consolidated statements of operations from amortizing the prepaid expense asset for general financial advisory and investment banking services described in Note 4 to these condensed consolidated financial statements was reclassified to “general and administrative” expense in the current period condensed consolidated statements of operations presentation from “depreciation and amortization” expense where it was presented in the prior year. In the condensed consolidated statements of cash flows, the same amount was reclassified within the “cash flows used in operating activities” section from “depreciation and amortization” in the prior period presentation to “prepaid expenses, deposits and other assets” in the current period presentation.

$141,315 and $291,200 of expense recognized in the three and six months ended June 30, 2014 condensed consolidated statements of operations presentation from stock-based compensation and warrant expense described in Notes 9 and 10 to these condensed consolidated financial statements was reclassified to “general and administrative” ($108,490 and $258,375 for the three and six months ended June 30, 2014) and “research and development” ($32,825 for the three and six months ended June 30, 2014) in the current period condensed consolidated statements of operations presentation from “warrants, options and stock compensation” expense in the prior period presentation.  In the condensed consolidated statements of cash flows, the same amount was reclassified within the “cash flows used in operating activities” section from “warrants, options and stock compensation” in the prior period presentation to “employee and director stock-based compensation – non-cash” in the amount of $291,200 in the current period presentation.

$384,604 and $516,290 of legal and professional services expense recognized in the three and six months ended June 30, 2014 condensed consolidated statements of operations was reclassified to “general and administrative” expense in the current period condensed consolidated statements of operations presentation from “legal and professional services” expense in the prior period presentation.

In the condensed consolidated statements of cash flows within net cash (used in) operating activities, $1,285,493 from loss on settlement of issuing shares for liabilities in the prior year presentation was reclassified to loss on settlement of note payable in the amount of $876,543 and accounts payable and accrued liabilities in the amount of $408,950 in the current year presentation.

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

Comprehensive Income (Loss)

The Company does not have items of other comprehensive income (loss) for the three and six months ended June 30, 2015 or June 30, 2014; and therefore, comprehensive loss equals net loss for those periods.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Accounting Standards Codification (“ASC”) Topic 606).” In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligation in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For public entities, ASU 2014-09 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted as of January 1, 2017. Entities have the option of applying either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This pronouncement provides additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The Company will adopt this guidance as of January 1, 2016. The Company does not anticipate that the adoption of this guidance will result in additional disclosures; however, management will begin performing the periodic assessments required by ASU 2014-15 on its effective date.

3.	Acquisitions

Paloma and VasculoMedics Acquisitions

On March 3, 2014, the Company entered into an agreement and plan of merger with Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. (“Paloma”) and David Sherris, Ph.D., as founding stockholder and holder representative, pursuant to which the Company agreed to acquire by virtue of a merger all of the outstanding capital stock of Paloma, with Paloma becoming a wholly owned subsidiary of the Company. On March 28, 2014, the merger with Paloma was effected and the Company issued an aggregate of 2,500,000 shares of common stock to the holders of Paloma’s common stock and its derivative securities, which included the assumption of promissory notes of Paloma in the aggregate amount (including both principal amount and accrued interest) of approximately $1,151,725, to be paid on the first anniversary of the closing date of the Paloma merger. On August 5, 2014, the Company repaid in full the then-outstanding balance, including accrued interest, of the Paloma assumed promissory notes, totaling $1,331,007. The notes were terminated upon their prepayment and there were no early termination fees.

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

The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The valuation technique utilized to value the intangible assets was the cost approach. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

March 3, 2014
Intangibles assets	$6,449,628
Prepaid expenses and other current assets	23,642
Property, plant and equipment	58,123
Goodwill	3,829,858
Accrued liabilities	(135,000)
Notes payable and accrued interest	(1,151,725)
Deferred tax liability	(2,274,526)
Net assets acquired	$6,800,000

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

Six Months Ended June 30, 2014
Net revenues	$0
Net loss	(6,142,501)
Basic and diluted loss per share	$(0.54)

4.	Prepaid Expenses, Deposits and Other Assets

In July 2013, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company for three years on a non-exclusive basis. Under this agreement, the Company issued Maxim 210,250 shares of the Company’s common stock. These shares were valued at $15.00 per share, which was the closing price of the common stock on the date of the agreement, for a total expense of $3,153,750. This expense is being recognized ratably over the life of the three-year term of the agreement at $262,813 per quarter. As of June 30, 2015, $1,051,249 remained in prepaid expenses, deposits and other assets related to the Maxim agreement on the condensed consolidated balance sheets.

5.	Property and Equipment, Net

Property and equipment were as follows:

	June 30, 2015	December 31, 2014

Computing equipment and office machines	$38,785	$16,072
Furniture and fixtures	35,196	32,945
Leasehold improvements	5,157	60,017
	79,138	109,034
Less accumulated depreciation	(10,356)	(6,719)
Property and equipment, net	$68,782	$102,315

For the three and six months ended June 30, 2015, depreciation was $6,198 and $12,482, respectively. For the three and six months ended June 30, 2014, depreciation was $2,555 and $7,066, respectively. During the three and six months ended June 30, 2015 and 2014, the Company disposed of certain property and equipment, resulting in a loss on disposal of $49,278 and $6,056, respectively, which is included within general and administrative expenses on the condensed consolidated statements of operations.

6.	Intangible Assets, Net

Intangible assets were as follows:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research and development costs (IPR&D)	$6,449,628	$0	$6,449,628	$6,449,628	$0	$6,449,628

For the three months and six months ended June 30, 2014, the Company recorded amortization expense on finite lived intangible assets of $321,186 and $508,005 within depreciation and amortization on the condensed consolidated statements of operations. Such amortization expense related to intangible assets acquired in the Company’s acquisition of Canterbury Laboratories LLC and Hygeia Therapeutics, Inc., which the Company abandoned and wrote-off in the fourth quarter of 2014. See Note 6 to the Company’s consolidated financial statements for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The Company performed its review for impairment of its in-process research and development (“IPR&D”) intangible asset as prescribed in ASC 350 and also following guidance from “AICPA’s Accounting & Valuation Guide: Assets Acquired to Be Used in R&D Activities,” and has determined that there has been no impairment to this asset as of June 30, 2015.

7.     Goodwill

The Company’s goodwill as of June 30, 2015 was $12,055,991. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. The Company applies ASC 350 “Goodwill and Other Intangible Assets,” which requires testing goodwill for impairment on an annual basis. The Company assesses goodwill for impairment as part of its annual reporting process in the fourth quarter. In between valuations, the Company conducts additional tests if circumstances indicate a need for testing.

An annual impairment review was most recently completed on December 31, 2014. As of the December 31, 2014 impairment review, there was no impairment loss associated with recorded goodwill as the estimated fair value exceeded the carrying amount. The fair value of the reporting unit as of December 31, 2014, for the purpose of assessing the impairment of goodwill, was determined based on a primary analysis method, which provided a market capitalization of $66.1 million as of December 31, 2014. The Company determined that the fair value of its businesses for accounting purposes was equal to its market capitalization of approximately $66.1 million, which the Company then compared to its stockholders’ equity of $38.2 million, noting that fair value exceeded the carrying value, and therefore, indicated no impairment of goodwill.

The Company considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of the Company based on events specific to the Company’s operations. Although the Company’s market capitalization has decreased significantly during the past several months, as of June 30, 2015, the Company’s market capitalization approximated its stockholders’ equity of $31.8 million. Management concluded that given the short time period of the noted decrease, the inactive trading activity in the Company’s stock and the lack of a specific event triggering the decrease, there has not been a sustained decrease in the Company’s share price; and therefore, no triggering event has occurred during the first six months of 2015. If the Company’s recent stock price decline continues or if the Company’s market capitalization does not increase, it is possible that the Company’s goodwill might experience an impairment at the next annual impairment review anticipated during fourth quarter of 2015 or earlier if management determines that a triggering event has occurred.

8.	Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Payroll related	$414,676	$741,032
Former employee severance	685,824	0
Professional fees	98,282	217,663
Board fees	55,938	55,000
Rent liability for facilities no longer occupied	808,418	808,418
Other	167,113	99,180
	$2,230,251	$1,921,293

9.	Stockholder’s Equity

Common Stock

During the three and six months ended June 30, 2015, the Company did not issue, purchase or retire any shares of its common stock.

Warrants

During the three months and six months ended June 30, 2015, the Company did not grant any warrants to purchase shares of its common stock and no warrants were exercised. During the three and six months ended June 30, 2015, warrants to purchase an aggregate of 6,500 and 15,000 shares of common stock expired unexercised.

In December 2014, the Company issued to its investor relations firm a warrant to purchase 250,000 shares of common stock at an exercise price of $3.75 in consideration for investor relations services for one year, commencing December 15, 2014 and ending December 14, 2015. This warrant has a five-year term and was immediately vested and exercisable as of the date of grant, resulting in Black-Scholes warrant value of $517,576, of which $129,147 and $258,577 was expensed in general and administrative expenses during the three months and six months ended June 30, 2015.

Warrants to purchase an aggregate of 4,808,766 shares of the Company’s common stock were outstanding and exercisable as of June 30, 2015 with per share exercise prices ranging from $2.00 to $200.00 and a weighted average exercise price of $8.32 per share.

10.	Stock-Based Compensation

During the three and six months ended June 30, 2015, the Company granted options to purchase 6,650 shares of its common stock and no options were exercised. During the three and six months ended June 30, 2015, options to purchase an aggregate of 418,649 and 556,624 shares of common stock were cancelled or expired unexercised. Options to purchase an aggregate of 3,098,273 shares of common stock were outstanding as of June 30, 2015, and options to purchase an aggregate of 1,526,516 shares of common stock were exercisable as of June 30, 2015.

During the three months ended June 30, 2015, the Company amended certain options to extend the vesting and the post-termination exercise period, resulting in additional stock-based compensation expense of $45,953 in the three and six months ended June 30, 2015.

On March 5, 2015, the Company’s Board of Directors approved the RestorGenex Corporation 2015 Equity Incentive Plan (the “2015 Equity Plan”), and on June 17, 2015, the Company’s stockholders approved the 2015 Equity Plan. The 2015 Equity Plan allows for the issuance of up to a maximum of 2,500,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate. As of June 30, 2015, options to purchase 6,650 shares of common stock were outstanding and 2,493,350 shares of common stock remained available for grant under the 2015 Equity Plan.

Options are granted with per share exercise prices equal to the per share fair value of the common stock on the date of grant. The Company recognizes the fair value of stock-based awards granted in exchange for employee and non-employee services as a cost of those services. The Company recognizes stock-based compensation expense for option awards on a straight-line basis over the vesting period.

The following table summarizes the stock-based compensation expense for employees and non-employees recognized in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$152,645	$32,825	$384,170	$32,825
General and administrative	374,544	108,490	748,446	258,375
Total stock-based compensation expense	$527,189	$141,315	$1,132,616	$291,200

As of June 30, 2015, the Company had $3,637,492 of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average service period of 1.91 years.

11.	Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all of the Company’s potential shares, warrants and stock options had been issued and if the additional shares are dilutive.

Because of their anti-dilutive effect, all stock options and warrants for the three and six months ended June 30, 2015 and 2014, respectively, have been excluded from the calculation of diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and dilutive numerator:
Net loss, as reported	$(3,969,322)	$(4,455,232)	$(7,485,738)	$(5,835,407)
Denominator:
Weighted-average shares outstanding	18,614,968	12,867,845	18,614,968	9,483,395
Net loss per share - basic and diluted	$(0.21)	$(0.35)	$(0.40)	$(0.62)

12.     Commitments and Contingencies

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

The Company’s contractual obligations with respect to rental commitments as of June 30, 2015 were as follows:

Rental Commitments
Payments due by period:
One year	$72,203
Two years	73,638
Three years	49,729
Thereafter	—
Total	$195,570

Purchase Obligations

As of June 30, 2015, the Company had future purchase obligation commitments for $2,149,002 in regards to the preclinical development of RES-529 and RES-440.

Litigation

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its condensed consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of June 30, 2015, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

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

13.      Investment in Or-Genix

In April 2015, the Company entered into several agreements with Or-Genix Therapeutics, Inc. (“Or-Genix”), pursuant to which the Company transferred certain of its non-focus technology rights to Or-Genix in exchange for a 19.9% ownership interest in Or-Genix, representing 2,484,395 shares of the common stock of Or-Genix, and purchased $250,000 in perpetual non-redeemable preferred stock which is included in other assets as of June 30, 2015. The rights the Company transferred include exclusive rights to a compound formerly known as “RES-102,” which is a “soft” estrogen potentially to be developed for the treatment of aging skin fragility/thinning and vulvo-vaginal atrophy, and exclusive rights to a compound formerly known as “RES-214,” a non-prescription cosmeceutical product under development by a sublicensee. The Company previously licensed these rights from Yale University and as part of this transaction assigned those license agreements to Or-Genix. The Company also assigned its rights under a sublicense agreement with Ferndale Pharma Group, Inc. for the formulation, manufacture, sale and marketing of RES-214. As the rights exchanged for the common stock investment had a recorded value of zero as of the transaction date, and as the common stock transaction was a non-monetary exchange, no value was assigned to the common stock portion of the Company’s Or-Genix investment and no gain or loss was recognized as a result of the transaction. Or-Genix is founded and owned primarily by Yael Schwartz, Ph.D., a former member of the Company’s Board of Directors and former Executive Vice President, Preclinical Development. The transfer of these technology rights to Or-Genix was executed since the Company is focusing its development efforts and resources on its other technologies. The Company does not control nor exercise significant influence over Or-Genix.

14.      Former Employee Severance Expense

On April 30, 2015, the Company entered into resignation agreements with the Company’s former Executive Vice President Preclinical Development and former Vice President of Pharmaceutical Sciences. As part of these resignation agreements, the Company modified their stock option agreements to provide for continued vesting until June 30, 2015 and to extend the post-termination exercise period from 90 days to one year, resulting in a minimal amount of additional stock-based compensation expense. On June 19, 2015, the Company entered into a resignation agreement with the Company’s former Chief Scientific Officer. Costs associated with the resignation agreements, primarily severance-related charges, are reflected in the former employee severance expense section in the condensed consolidated statement of operations for the three months and six months ended June 30, 2015. $685,824 related to these charges was included in other accrued liabilities as of June 30, 2015.

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

Business Overview

We are a specialty biopharmaceutical company focused on developing products for oncology, ophthalmology, and dermatology. Our lead product is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in preclinical development in oncology, specifically glioblastoma multiforme. Our current pipeline also includes a “soft” anti-androgen compound for the treatment of acne vulgaris. Our novel inhibition of the PI3K/Akt/mTOR pathway and unique targeting of the androgen receptor show promise in a number of additional diseases, which we are evaluating for the purpose of creating innovative therapies that are safe and effective treatments to satisfy unmet medical needs.

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

We believe the glioblastoma market represents substantial financial upside given the significant unmet medical need due to limited and modestly effective therapies. We plan to complete necessary work to start a Phase I/II glioblastoma human clinical trial in 2016. We also plan to initiate Phase II studies in other tumor types once the RES-529 maximum tolerated dose is determined in the initial portion of the glioblastoma study. We intend to focus in areas where preclinical evidence of activity has been demonstrated, specifically breast, prostate and/or lung cancers. In January 2015, the U.S. Food and Drug Administration (“FDA”) granted Orphan Drug Designation for RES-529 for the treatment of glioblastoma multiforme.

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

Other Indications/Products

We have rights to and own technologies and potential products beyond just those described above. It is our strategy to focus at the current time on oncology, ophthalmology and dermatology, specifically gliobastoma, wet AMD and acne, as described in this report. Beyond the potential products described in this report, we intend to continue to review our technologies and potential products on a regular basis and consider internal development in the future and the potential to out-license portions of our technology and potential products to other biopharmaceutical companies with greater focus and resources than ours or potentially in-license additional technologies and products for development. In addition, we intend to consider the acquisition of other technologies, products and companies that may be synergistic with ours to build our portfolio of potential products.

In furtherance of this strategy, on April 30, 2015, we transferred certain of our non-focus technology rights to Or-Genix Therapeutics, Inc. (“Or-Genix”) in exchange for a 19.9% ownership interest in Or-Genix, representing 2,484,395 shares of the common stock of Or-Genix, and we purchased $250,000 in perpetual non-redeemable preferred stock. The rights we transferred include exclusive rights to a compound formerly known as “RES-102,” which is a “soft” estrogen potentially to be developed for the treatment of aging skin fragility/thinning and vulvo-vaginal atrophy, and exclusive rights to a compound formerly known as “RES-214,” a non-prescription cosmeceutical product under development by a sublicensee. We previously licensed these rights from Yale University and as part of this transaction assigned those license agreements to Or-Genix. We also assigned our rights under a sublicense agreement with Ferndale Pharma Group, Inc. for the formulation, manufacture, sale and marketing of RES-214. Or-Genix is founded and owned primarily by Yael Schwartz, Ph.D., a former member of our Board of Directors and former Executive Vice President, Preclinical Development. The transfer of these technology rights to Or-Genix was executed since we are focusing our development efforts and resources on our other technologies.

Financial Summary

Our working capital totaled $15,262,112, including $16,472,761 in cash and cash equivalents, as of June 30, 2015, compared to total working capital of $21,832,217, including $21,883,887 in cash and cash equivalents, as of December 31, 2014.

We recognized no revenues and our operating expenses were $3,970,955 and $7,489,891 during the three and six months ended June 30, 2015, respectively. Our research and development expense increased 318% and 511% to $1,115,796 and $2,667,348 during the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014 as a result of the research and development of our technologies and product candidates. Our general and administrative expenses increased 55% and 73% to $1,881,278 and $3,842,378 during the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014 as a result of salary expense and employee and director non-cash stock-based compensation expenses.

We recognized a net loss of $(3,969,322) and $(7,485,738) for the three and six months ended June 30, 2015, respectively, or $(0.21) and $(0.40) per share, compared to net loss of $(4,455,232), and $(5,835,407), or $(0.35) and $(0.62) per share, for the three and six months ended June 30, 2015, respectively. We expect to continue to recognize net losses for the foreseeable future.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our technologies and product candidates. We believe our cash and cash equivalents as of June 30, 2015 will be sufficient to fund our planned operations at least into the second half of 2016.

Results of Operations for Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

For a complete understanding of our results of operations for the three and six months ended June 30, 2015 compared to the same periods ended June 30, 2014, we reference those certain adjustments for prior period misstatements recorded in the fourth quarter of 2014 related to prior 2014 interim and prior annual periods which were deemed immaterial.  See Note 2 to our consolidated financial statements for the year ended December 31, 2014, included in our annual report on Form 10-K for the year ended December 31, 2014, for further information as to the nature of the adjustments recorded in the fourth quarter of 2014. The following table sets forth our results of operations for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,

	2015	2014	$ Change	% Change
Revenue	$0	$0	$0	0%
Expenses
Research and development	1,115,796	266,906	848,890	318.0
General and administrative	1,881,278	1,210,832	670,446	55.4
Depreciation and amortization	6,198	323,741	(317,543)	(98.1)
Former employee severance expense	967,683	0	967,683	N/A
Loss on settlement of notes payable – related party	0	1,829,562	(1,829,562)	(100.0)
Loss on settlement of notes payable	0	876,543	(876,543)	(100.0)
Other (income) expenses	(1,633)	(2,466)	(833)	(33.7)
Interest expense	0	136,584	(136,584)	(100.0)
Benefit from income taxes	0	186,470	(186,470)	(100.0)
Net loss	$(3,969,322)	$(4,455,232)	$485,910	(10.9)
Basic and diluted net loss per share	$(0.21)	$(0.35)	$0.14	(40.0)
Weighted average number of shares and equivalent shares outstanding	18,614,968	12,867,845	5,747,123	44.7

The following table sets forth our results of operations for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,

	2015	2014	$ Change	% Change
Revenue	$0	$0	$0	0%
Expenses
Research and development	2,667,348	436,238	2,231,110	511.4
General and administrative	3,842,378	2,221,690	1,620,688	72.9
Depreciation and amortization	12,482	515,071	(502,589)	(97.6)
Former employee severance expense	967,683	0	967,683	N/A
Loss on settlement of notes payable – related party	0	1,829,562	(1,829,562)	(100.0)
Loss on settlement of notes payable	0	876,543	(876,543)	(100.0)
Other (income) expenses	(4,153)	(446)	3,707	831.2
Interest expense	0	194,878	(194,878)	(100.0)
Benefit from income taxes	0	239,129	(238,129)	(100.0)
Net loss	$(7,485,738)	$(5,835,407)	$(1,650,331)	28.3
Basic and diluted net loss per share	$(0.40)	$(0.62)	$0.22	(35.5)
Weighted average number of shares and equivalent shares outstanding	18,614,968	9,483,395	9,131,573	96.3

Revenues

We recognized no revenues during the three and six months ended June 30, 2015 or 2014.

Operating Expenses

Operating expenses were $3,970,955 during the three months ended June 30, 2015, representing an increase of 120%, compared to $1,801,479 during the three months ended June 31, 2014. Operating expenses were $7,489,891 during the six months ended June 30, 2015, representing an increase of 136%, compared to $3,172,999 during the six months ended June 30, 2014. These increases were due to an increase in research and development expenses as a result of the research and development of our technologies and product candidates, an increase in general and administrative expenses as a result of salary expense and employee and director non-cash stock-based compensation expenses, and the recognition of former employee severance expense.

We recognized $1,115,796 and $2,667,348 in research and development expenses during the three and six months ended June 30, 2015, respectively, compared to $266,906 and $436,238 in research and development expenses during the three and six months ended June 30, 2014, respectively. We expect that our research and development expenses will increase significantly in future periods compared to prior year periods due to our anticipated efforts in the research and development of our technologies and product candidates.

General and administrative expenses were $1,881,278 during the three months ended June 30, 2015, representing an increase of 55% from $1,210,832 during the three months ended June 30, 2014. General and administrative expenses were $3,842,378 during the six months ended June 30, 2015, representing an increase of 73% from $2,221,690 during the six months ended June 30, 2014. These increases were primarily due to employee and director non-cash stock-based compensation expenses. We expect that our general and administrative expenses will increase in future periods compared to prior year periods as a result of increased personnel to support our product development efforts.

Stock-based compensation expense, which is included in research and development expenses and general and administrative expenses, was $527,189 during the three months ended June 30, 2015, representing an increase of 273%, over $141,315 during the three months ended June 30, 2014. Stock-based compensation expense was $1,132,616 during the six months ended June 30, 2015, representing an increase of 289%, over $291,200 during the six months ended June 30, 2014.

Employee related severance was $967,683 for the three and six months ended June 30, 2015, respectively. The costs are severance related charges following the resignation of our former Executive Vice President Preclinical Development and former Vice President of Pharmaceutical Sciences in April 2015 and former Chief Scientific Officer in June 2015.

Depreciation and amortization was $6,198 and $12,482 during the three and six months ended June 30, 2015, respectively, compared to $323,741 and $515,071 during the three and six months ended June 30, 2014, respectively. These decreases were primarily related to a decrease in amortization expense attributable to intangible assets acquired in our acquisition of Canterbury Laboratories LLC and Hygeia Therapeutics, Inc. due to our abandonment and write-off of such intangible assets during the fourth quarter of 2014.

Loss on Settlement of Notes Payable

Loss on settlement of notes payable – related parties was $1,829,562 for the three and six months ended June 30, 2014. During the second quarter of 2014, we issued shares of common stock and warrants to purchase shares of common stock to a member of our Board of Directors in exchange for notes payable in the aggregate principal amount of $1,050,000. There was no loss on settlement of notes payable – related parties incurred in the three and six months ended June 30, 2015.

Loss on settlement of notes payable was $876,543 for the three and six months ended June 30, 2014. During the second quarter of 2014, we issued shares of common stock to a creditor upon conversion of a promissory note in the principal amount of $500,000. There was no loss on settlement of notes payable incurred in the three and six months ended June 30, 2015.

Other (Income) Expenses

Other income was $1,633 and $4,153 during the three and six months ended June 30, 2015, respectively, compared to other income of $2,466 and $446 during the three and six months ended June 30, 2014, respectively. Other income for the three and six months ended June 30, 2015 related primarily to the recognition of interest income.

Interest Expense

Interest expense was zero during the three and six months ended June 30, 2015 compared to $136,584 and $194,878 during the three and six months ended June 30, 2014. These decreases were due to a reduction in our total indebtedness during the last three quarterly periods of 2014, which eliminated all of our debt as of December 31, 2014.

Benefit From Income Taxes

Benefit from income taxes was zero during the three and six months ended June 30, 2015 compared to $186,470 and $238,129 for the three and six months ended June 30, 2014 related primarily to a reduction in deferred taxes related to the amortization of intangible assets.

Net Loss

We recognized a net loss of $(3,969,322) for the three months ended June 30 2015, or $(0.21) per share, compared to net loss of $(4,455,232), or $(0.35) per share, for the three months ended June 30, 2014. We recognized a net loss of $(7,485,738) for the six months ended June 30, 2015, or $(0.40) per share, compared to net loss of $(5,835,407), or $(0.62) per share, for the six months ended June 30, 2014. We expect to incur net losses in future periods for the foreseeable future as we plan to continue our efforts to advance our technologies and product candidates.

Liquidity and Capital Resources

Working Capital

Our working capital totaled $15,262,112, including $16,472,761 in cash and cash equivalents, as of June 30, 2015, compared to working capital of $21,832,217, including $21,883,887 in cash and cash equivalents, as of December 31, 2014.

The following table summarizes our working capital as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$16,472,761	$21,883,887
Prepaid expenses, deposits and other assets	1,357,191	2,286,930
Total current liabilities	(2,567,840)	(2,338,600)
Working capital	$15,262,112	$21,832,217

We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our technologies and product candidates.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Operating activities	$(5,132,899)	$(5,121,098)
Investing activities	(278,227)	—
Financing activities	—	32,005,727
Net (decrease) increase in cash and cash equivalents	$(5,411,126)	$26,884,629

Operating Activities

Cash used in operating activities was primarily unchanged during the six month periods ended June 30, 2015 and 2014. $5,132,899 cash used in operating activities expended on research and development and general and administrative activities during the six months ended June 30, 2015 approximated the $5,121,098 cash used in operating activities for the six months ended June 30, 2014 primarily due to the payment of pre-2014 liabilities during the six months ended June 30, 2014.

Investing Activities

Net cash used in investing activities was $278,227 for the six months ended June 30, 2015 compared to $0 during the six months ended June 30, 2015. The investment in Or-Genix accounted for $250,000 and purchase of fixed assets accounted for $28,227 of cash used in investing activities for the six months ended June 30, 2015.

Financing Activities

Net cash provided by financing activities was $0 during the six months ended June 30, 2015 compared to $32,005,727 during the six months ended June 30, 2014. Net cash provided by financing activities during the prior year period resulted primarily from proceeds from our 2014 private placement.

Capital Requirements

We expect to incur substantial expenses and generate significant operating losses as we continue to execute our business strategy, including:

●	synthesis and formulation of our product candidates;

●	conducting preclinical and clinical trials to pursue our product development initiatives;

●	hiring additional personnel for managerial, research and development, operations and other functions; and

●	implementing improved operational, financial and management systems.

To date, we have used primarily equity and debt financings to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. During 2014, we completed a private placement pursuant to which we raised approximately $35.6 million in gross proceeds and $31.9 million in net proceeds, after paying placement agent fees and commission and offering expenses. In the private placement, we issued an aggregate of 8,895,685 shares of our common stock and warrants to purchase an aggregate of 2,668,706 shares of common stock. Investors received warrants to purchase 0.3 share of common stock for each share of common stock that investors purchased in the private placement. The purchase price of each common stock/warrant unit was $4.00. Each warrant is exercisable into one share of common stock at an initial exercise price of $4.80 per share.

We believe our cash and cash equivalents as of June 30, 2015 will be sufficient to fund our planned operations at least into the second half of 2016. However, we may require additional funds earlier. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of June 30, 2015, we did not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to obtain additional financing when needed, we may be forced to explore strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company.

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

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of June 30, 2015 that are fixed and determinable by year starting with the twelve months ending June 30, 2016.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Accrued board fees	$59,688	$59,688	$—	$—	$—
Rent obligations	1,003,989	880,622	123,367	—	—
Employee contracts	2,094,166	1,117,000	977,166	—	—
Former employee transition costs	685,824	685,824	—	—	—
Purchase obligations	2,149,002	1,946,802	202,200	—	—
Total	$5,992,669	$4,689,936	$1,302,733	$—	$—

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

Critical Accounting Policies

Certain of our critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our critical accounting policies are more fully described in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” set forth in our annual report on Form 10-K for the year ended December 31, 2014. There have been no changes to our critical accounting policies since December 31, 2014, except for the following additional information on our goodwill.

Goodwill

Our goodwill as of June 30, 2015 was approximately $12.1 million. Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC 350 “Goodwill and Other Intangible Assets,” which requires testing for goodwill impairment on an annual basis. We assess goodwill for impairment as part of our annual reporting process in the fourth quarter. In between valuations, we conduct additional tests if circumstances indicate a need for testing.

An annual impairment review was most recently completed on December 31, 2014. As of the December 31, 2014 impairment review, there was no impairment loss associated with recorded goodwill as the estimated fair value exceeded the carrying amount. The fair value of the reporting unit as of December 31, 2014, for the purpose of assessing the impairment of goodwill, was determined based on a primary analysis method, which provided a market capitalization of $66.1 million as of December 31, 2014. We determined that the fair value of our businesses for accounting purposes was equal to our market capitalization of approximately $66.1 million, which we then compared to our stockholders’ equity of $38.2 million, noting that fair value exceeded the carrying value, and therefore, indicated no impairment of goodwill.

We consider certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in our market capitalization based on events specific to our operations. Although our market capitalization has decreased significantly during the past several months, as of June 30, 2015, the Company’s market capitalization approximated its stockholders’ equity of $31.8 million. Management concluded that given the short time period of the noted decrease, the inactive trading activity in the Company’s stock and the lack of a specific event triggering the decrease, there has not been a sustained decrease in the Company’s share price; and therefore, no triggering event has occurred during the first six months of 2015. If our recent stock price decline continues or if our market capitalization does not increase, it is possible that our goodwill might experience an impairment at the next annual impairment review anticipated during fourth quarter of 2015 or earlier if management determines that a triggering event has occurred.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in news releases or reports, on its Internet web site or otherwise. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our business, operating results and financial condition. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “would,” “might,” “possible,” “potential,” “expect,” “intend,” “plan,” “predict,” “project,” “anticipate,” “estimate,” “approximate,” “continue,” other words and terms of similar meaning and the use of future dates. These forward-looking statements may be contained in this section, the notes to our financial statements and elsewhere in this report. Our forward-looking statements generally relate to:

●	our business strategies;

●	the status and anticipated development of our product candidates;

●	the market size and anticipated market acceptance of our product candidates;

●

our future operating expenses, including research and development expenses and general and administrative expenses, our anticipated burn rate and whether and how long our existing cash and cash equivalents will be sufficient to fund our operations;

●	our goodwill and the possible future impairment thereof;

●	the effect of new accounting pronouncements and future health care, tax and other legislation; and

●	our anticipated substantial and continuing losses.

These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

●	our history of operating losses and negative cash flow;

●	our ability to generate revenues and obtain profitability;

●	our ability to obtain additional capital when needed or on acceptable terms and the effect of any future equity or debt financings on our stockholders;

●	our ability to successfully choose which of our product candidates should be developed and in which order;

●	the potential for changes in our focus on certain product candidates to other product candidates;

●

our success in developing new products and technologies, obtaining any required regulatory approvals for such products and technologies and obtaining market acceptance and commercial success with respect to such new products and technologies;

●	the timing of when, if ever, our product candidates will be approved and introduced commercially;

●	the size of the market and the level of market acceptance of our product candidates if and when they are commercialized;

●	our dependence on the successful development, regulatory approval and commercialization of our product candidates, which include primarily RES-529 and RES-440, which are in early stage development;

●

uncertainties regarding clinical drug development and the failure of our clinical trials to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization;

●	our dependence upon third-party clinical research organizations and other third parties to conduct and oversee our clinical trials and other aspects of product development;

●

our ability to acquire or invest in new businesses, products and technologies by way of a license, acquisition or merger transaction and the effect of such a transaction on our stockholders, business, operating results and financial condition;

●	our ability to comply with extensive laws, rules and regulations;

●	our ability to protect our proprietary technology and to operate our business without infringing the proprietary rights of third parties;

●	our ability to compete in a competitive industry;

●	our dependence upon key employees;

●

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

●	our ability to maintain effective internal control over financial reporting;

●	changes in applicable laws or regulations and our failure to comply with applicable laws, rules and regulations;

●	changes in generally accepted accounting principles and the effect of new accounting pronouncements;

●	conditions and changes in the biopharmaceutical industry or in general economic or business conditions;

●

our ability to obtain and maintain a national securities exchange listing for our common stock and the ability of our stockholders to buy or sell our common stock in light of the low trading volume and liquidity of our common stock; and

●	pending and future litigation, which could have an adverse effect on our business, financial condition or operating results.

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

Change in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

We had no sales of equity securities without registration under the Securities Act of 1933, as amended, during the second quarter of 2015.

Issuer Purchases of Equity Securities

During the second quarter of 2015, we did not purchase any shares of our common stock or other equity securities of ours.

Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities on the open market or otherwise.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

David Sherris, Ph.D. voluntarily resigned as an employee of RestorGenex effective as of June 19, 2015, to pursue other interests. RestorGenex and its Board of Directors and management thank Dr. Sherris for his dedication and commitment to the Company and wish him the best of luck in his future endeavors.

ITEM 6.	EXHIBITS

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2015

RESTORGENEX CORPORATION

By:	/s/ Stephen M. Simes
Stephen M. Simes
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

RESTORGENEX CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Plan of Conversion, dated June 18, 2015	Incorporated by reference to Exhibit 2.1 to RestorGenex’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 18, 2015 (SEC File No. 000-24477)
3.1	Articles of Conversion, as filed with the Secretary of State of the State of Nevada on June 18, 2015	Incorporated by reference to Exhibit 3.1 to RestorGenex’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 18, 2015 (SEC File No. 000-24477)
3.2	Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on June 18, 2015	Incorporated by reference to Exhibit 3.2 to RestorGenex’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 18, 2015 (SEC File No. 000-24477)
3.3	Certificate of Incorporation of RestorGenex Corporation	Incorporated by reference to Exhibit 3.3 to RestorGenex’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 18, 2015 (SEC File No. 000-24477)
3.4	Bylaws of RestorGenex Corporation	Incorporated by reference to Exhibit 3.4 to RestorGenex’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 18, 2015 (SEC File No. 000-24477)
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to RestorGenex’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 18, 2015 (SEC File No. 000-24477)

Exhibit No.	Description	Method of Filing
10.1	Form of Indemnification Agreement between RestorGenex Corporation and Each of its Directors and Officers	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 18, 2015 (SEC File No. 000-24477)
10.2	RestorGenex Corporation 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to RestorGenex’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 18, 2015 (SEC File No. 000-24477)
10.3	Form of Incentive Stock Option Agreement under the RestorGenex 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 to RestorGenex’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 18, 2015 (SEC File No. 000-24477)
10.4	Form of Non-Statutory Stock Option Agreement under the RestorGenex 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to RestorGenex’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 18, 2015 (SEC File No. 000-24477)
10.5	Resignation Agreement, dated April 30, 2015, between RestorGenex Corporation and Yael Schwartz, Ph.D.	Incorporated by reference to Exhibit 10.1 to RestorGenex’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 1, 2015 (SEC File No. 000-24477)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Description	Method of Filing
101

The following materials from RestorGenex’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

Filed herewith