Form 10-Q
period 2015-09-30
RestorGenex Corp
filed 2015-11-12
CIK 1053691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock outstanding at November 10, 2015 was 18,614,968 shares.

RESTORGENEX CORPORATION

form 10-q

SEPTEMBER 30, 2015

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

RESTORGENEX CORPORATION
Condensed Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,580,596	$21,883,887
Prepaid expenses, deposits and other assets	1,049,254	2,286,930
	15,629,850	24,170,817

PROPERTY AND EQUIPMENT, NET	63,389	102,315

OTHER ASSETS
Intangible assets, net	6,449,628	6,449,628
Goodwill	985,000	12,055,991
Investment in Or-Genix	250,000	-
TOTAL ASSETS	$23,377,867	$42,778,751

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$240,381	$417,307
Other accrued liabilities	1,794,230	1,921,293
	2,034,611	2,338,600

DEFERRED TAXES	2,274,526	2,274,526
TOTAL LIABILITIES	4,309,137	4,613,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock:
Issued and outstanding; $0.001 par value; 1,000,000,000 shares authorized; 2015 - 18,614,968; 2014 - 18,614,968	18,615	18,615
Additional paid-in-capital	115,050,722	113,437,384
Accumulated deficit	(96,000,607)	(75,290,374)
Total stockholders' equity	19,068,730	38,165,625
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,377,867	$42,778,751

See accompanying notes to the condensed consolidated financial statements.

RESTORGENEX CORPORATION
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

TOTAL REVENUES	-	-	-	-

EXPENSES
Research and development	692,709	1,273,186	3,360,057	1,709,424
General and administrative	1,456,567	1,869,840	5,298,945	4,091,530
Impairment of goodwill	11,070,991	-	11,070,991	-
Depreciation and amortization	5,393	368,924	17,875	883,995
Former employee severance expense	-	-	967,683	-
TOTAL EXPENSES	13,225,660	3,511,950	20,715,551	6,684,949

LOSS FROM OPERATIONS	(13,225,660)	(3,511,950)	(20,715,551)	(6,684,949)

OTHER (INCOME)/EXPENSES
Loss on settlement of notes payable - related parties	-	-	-	1,829,562
Loss on settlement of notes payable	-	-	-	876,543
Other (income) expenses	(1,165)	(3,151)	(5,318)	(3,597)
Interest expense	-	86,670	-	281,548
TOTAL OTHER (INCOME)/EXPENSES	(1,165)	83,519	(5,318)	2,984,056

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(13,224,495)	(3,595,469)	(20,710,233)	(9,669,005)
Benefit from income taxes	-	145,999	-	384,128

NET LOSS	(13,224,495)	(3,449,470)	(20,710,233)	(9,284,877)

TOTAL BASIC AND DILUTED NET LOSS PER SHARE	$(0.71)	$(0.18)	$(1.11)	$(0.76)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,614,968	18,671,121	18,614,968	12,155,041
FULLY-DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	18,614,968	18,671,121	18,614,968	12,155,041

See accompanying notes to the condensed consolidated financial statements.

RESTORGENEX CORPORATION
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2015 and 2014
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net loss	$(20,710,233)	$(9,284,877)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	17,875	883,995
Loss on disposal of fixed assets	49,278	6,056
Employee and director stock-based compensation - non-cash	1,613,854	1,075,131
Stock warrant expense - non-cash	499,003	-
Deferred income taxes	-	(384,128)
Impairment of goodwill	11,070,991	-
Loss on settlement of note payable - related parties	-	1,829,562
Loss on settlement of note payable	-	876,543
Changes in other assets and liabilities affecting cash flows used in operating activities
Prepaid expenses, deposits and other assets	738,157	540,069
Accounts payable and accrued liabilities	(303,989)	(2,642,272)
Net cash (used in) operating activities	(7,025,064)	(7,099,921)

CASH FLOWS (USED IN) INVESTING ACTIVITIES
Investment in Or-Genix	(250,000)	-
Purchase of fixed assets	(28,227)	-
Net cash (used in) investing activities	(278,227)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds on notes payable	-	400,000
Payment of notes payable		(1,540,000)
Proceeds from issuance of common stock	-	31,773,293
Net cash provided by financing activities	-	30,633,293

NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(7,303,291)	23,533,372
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,883,887	254,964
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,580,596	$23,788,336

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business in exchange for common stock	$-	$6,800,000
Conversion of accounts payable to notes payable related to Company's outside law firm	$-	$407,998
Issuance of shares of common stock and stock warrants as payment of notes payable - related parties	$-	$1,105,475
Issuance of shares of common stock and stock warrants as payment of notes payable	$-	$517,945
Issuance of shares of common stock and stock warrants as payment of accounts payable and accrued liabilities	$-	$1,361,404

See accompanying notes to the condensed consolidated financial statements.

RESTORGENEX CORPORATION

form 10-q

SEPTEMBER 30, 2015

NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Description of Business

RestorGenex Corporation (“Company”) is a specialty biopharmaceutical company focused on developing products for oncology, ophthalmology and dermatology. The Company’s lead product is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in pre-clinical development in oncology, specifically glioblastoma multiforme. The Company’s current pipeline also includes a “soft” anti-androgen compound for the treatment of acne vulgaris. The Company’s novel inhibition of the PI3K/Akt/mTOR pathway and unique targeting of the androgen receptor show promise in a number of additional diseases, which the Company is evaluating for the purpose of creating innovative therapies that are safe and effective treatments to satisfy unmet medical needs. In addition, as a part of the Company’s corporate strategy, it continues to seek, consider, and if appropriate, implement strategic alternatives with respect to its products and the Company, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.

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

For the nine months ended September 30, 2014 consolidated statements of operations, the current period presentation of $1,829,562 of “loss on settlement of notes payable – related parties” and $876,543 of “loss on settlement of notes payable” were moved to other expenses from operating expenses reflecting the correction of an immaterial prior period misstatement related to the classification of losses on settlement of notes payable.

$145,999 and $384,128 of income tax benefit recognized in the three and nine months ended September 30, 2014 was reclassified to benefit from income taxes in the current period condensed consolidated statements of operations from other (income) expense in the prior year presentation, representing the correction of a prior period immaterial misstatement related to the presentation of income tax benefit.

Reclassifications

Certain 2014 amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications included:

$286,774 and $860,322 of amortization expense recognized in the three and nine months ended September 30, 2014 condensed consolidated statements of operations from amortizing the prepaid expense asset for general financial advisory and investment banking services described in Note 4 to these condensed consolidated financial statements was reclassified to “general and administrative” expense in the current period condensed consolidated statements of operations presentation from “depreciation and amortization” expense where it was presented in the prior period. In the condensed consolidated statements of cash flows, the same amount was reclassified within the “cash flows used in operating activities” section from “depreciation and amortization” in the prior period presentation to “prepaid expenses, deposits and other assets” in the current period presentation.

$783,932 and $1,075,131 of expense recognized in the three and nine months ended September 30, 2014 condensed consolidated statements of operations presentation from stock-based compensation and warrant expense described in Notes 9 and 10 to these condensed consolidated financial statements was reclassified to “general and administrative” ($440,935 and $699,310 for the three and nine months ended September 30, 2014) and “research and development” ($342,997 and $375,821 for the three and nine months ended September 30, 2014) in the current period condensed consolidated statements of operations presentation from “warrants, options and stock compensation” expense in the prior period presentation.  In the condensed consolidated statements of cash flows, the same amount was reclassified within the “cash flows used in operating activities” section from “warrants, options and stock compensation” in the prior period presentation to “employee and director stock-based compensation – non-cash” in the amount of $1,075,131 in the current period presentation.

$294,390 and $810,680 of legal and professional services expense recognized in the three and nine months ended September 30, 2014 condensed consolidated statements of operations was reclassified to “general and administrative” expense in the current period condensed consolidated statements of operations presentation from “legal and professional services” expense in the prior period presentation.

$408,953 of “loss on settlement of accounts payable and accrued liabilities” recognized in the nine months ended September 30, 2014 condensed consolidated statements of operations was reclassified to “general and administrative” expense in the current period condensed consolidated statements of operations presentation from “loss on settlement of accounts payable and accrued liabilities” in the prior period presentation.

In the condensed consolidated statements of cash flows within net cash (used in) operating activities, $408,953 from loss on settlement of issuing shares for liabilities and $73,420 from noncash interest expense on notes payable in the prior period presentation was reclassified to accounts payable and accrued liabilities in the amount of $482,373 in the current period presentation.

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

Comprehensive Income (Loss)

The Company does not have items of other comprehensive income (loss) for the three and nine months ended September 30, 2015 or September 30, 2014; and therefore, comprehensive loss equals net loss for those periods.

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

The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The valuation technique utilized to value the intangible assets was the cost approach. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

March 3, 2014
Intangible assets	$6,449,628
Prepaid expenses and other current assets	23,642
Property, plant and equipment	58,123
Goodwill	3,829,858
Accrued liabilities	(135,000)
Notes payable and accrued interest	(1,151,725)
Deferred tax liability	(2,274,526)
Net assets acquired	$6,800,000

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

Nine Months Ended September 30, 2014
Net revenues	$0
Net loss	(9,591,971)
Basic and diluted loss per share	$(0.70)

4.	Prepaid Expenses, Deposits and Other Assets

In July 2013, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company for three years on a non-exclusive basis. Under this agreement, the Company issued Maxim 210,250 shares of the Company’s common stock. These shares were valued at $15.00 per share, which was the closing price of the common stock on the date of the agreement, for a total expense of $3,153,750. This expense is being recognized ratably over the life of the three-year term of the agreement at $262,813 per quarter. As of September 30, 2015, $788,436 remained in prepaid expenses, deposits and other assets related to the Maxim agreement on the condensed consolidated balance sheets.

5.	Property and Equipment, Net

Property and equipment were as follows:

	September 30, 2015	December 31, 2014

Computing equipment and office machines	$38,786	$16,072
Furniture and fixtures	35,196	32,945
Leasehold improvements	5,157	60,017
	79,139	109,034
Less accumulated depreciation	(15,750)	(6,719)
Property and equipment, net	$63,389	$102,315

For the three and nine months ended September 30, 2015, depreciation was $5,393 and $17,875, respectively. For the three and nine months ended September 30, 2014, depreciation was $1,905 and $8,971, respectively. During the nine months ended September 30, 2015 and 2014, the Company disposed of certain property and equipment, resulting in a loss on disposal of $49,278 and $6,056, respectively, which is included within general and administrative expenses on the condensed consolidated statements of operations.

6.	Intangible Assets, Net

Intangible assets were as follows:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
In-process research and development costs (IPR&D)	$6,449,628	$0	$6,449,628	$6,449,628	$0	$6,449,628

For the three months and nine months ended September 30, 2014, the Company recorded amortization expense on finite lived intangible assets of $367,019 and $875,024 within depreciation and amortization on the condensed consolidated statements of operations. Such amortization expense related to intangible assets acquired in the Company’s acquisition of Canterbury Laboratories LLC and Hygeia Therapeutics, Inc., which the Company abandoned and wrote-off in the fourth quarter of 2014. See Note 6 to the Company’s consolidated financial statements for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

During the second quarter of 2015, the Company performed its annual review for impairment of its in-process research and development (“IPR&D”) intangible asset as prescribed in ASC 350 and also following guidance from “AICPA’s Accounting & Valuation Guide: Assets Acquired to Be Used in R&D Activities,” and determined that there had been no impairment to this asset. In connection with an impairment of the Company’s goodwill as discussed in Note 7 below, the Company re-assessed the IPR&D asset for impairment as of September 30, 2015 and concluded there continues to be no impairment to this asset.

7.     Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. The Company applies ASC 350 “Goodwill and Other Intangible Assets,” which requires testing goodwill for impairment on an annual basis. The Company assesses goodwill for impairment as part of its annual reporting process in the fourth quarter. In between valuations, the Company conducts additional tests if circumstances indicate a need for testing. The Company evaluates goodwill on a consolidated basis as the Company is organized as a single reporting unit.

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

The Company considers certain triggering events when evaluating whether an interim goodwill impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of the Company based on events specific to the Company’s operations. The Company’s market capitalization has decreased significantly during the past several months as the Company’s per share price has declined from $2.80 as of April 30, 2015 to $0.90 as of September 30, 2015. As of September 30, 2015, the Company’s market capitalization was approximately $16.7 million, falling to an amount significantly less than the Company’s stockholders’ equity. In September 2015, management concluded that given the significant and sustained decrease in the Company’s share price to a level below its stockholders’ equity, combined with information on the Company’s fair value derived from strategic discussions with third parties during the third quarter of 2015, a triggering event requiring an interim assessment of goodwill impairment had occurred during the third quarter of 2015. Management performed the goodwill impairment assessment using a market approach to estimating the fair value of the Company, using multiple inputs, some weighted heavier than others. The inputs included the Company’s market capitalization, which, based on the inactive trading activity in the Company’s stock, is a lower level input on the fair value measurement hierarchy, and other more heavily weighted unobservable inputs as to the Company’s fair value derived from strategic discussions with third parties. The initial step one assessment indicated that it was likely the Company’s goodwill was impaired, and the Company proceeded to perform step two of its goodwill impairment assessment. As a result of that assessment, the Company concluded that a goodwill impairment loss of $11,070,991 was necessary. Following the recording of the goodwill impairment loss, the Company’s goodwill as of September 30, 2015 was $985,000. The Company will perform its next annual goodwill impairment review during the fourth quarter of 2015.

8.	Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Payroll related	$579,009	$741,032
Former employee severance	453,504	0
Professional fees	108,580	217,663
Board fees	55,938	55,000
Rent liability for facilities no longer occupied	424,155	808,418
Other	173,044	99,180
	$1,794,230	$1,921,293

9.	Stockholder’s Equity

Common Stock

During the three and nine months ended September 30, 2015, the Company did not issue, purchase or retire any shares of its common stock.

Warrants

During the three months and nine months ended September 30, 2015, the Company did not grant any warrants to purchase shares of its common stock and no warrants were exercised. During the three and nine months ended September 30, 2015, warrants to purchase an aggregate of 20,700 and 35,700 shares of common stock expired unexercised, respectively.

In December 2014, the Company issued to its investor relations firm a warrant to purchase 250,000 shares of common stock at an exercise price of $3.75 in consideration for investor relations services for one year, commencing December 15, 2014 and ending December 14, 2015. The warrants were immediately vested and exercisable as of the date of grant and have a five-year term from the date of grant, resulting in a Black-Scholes warrant value of $517,576. The Company ended its relationship with the investor relations firm in September 2015 resulting in the Company expensing the remaining Black-Sholes warrant value during the three months ended September 30, 2015. Of the total Black-Scholes warrant value of $517,576, $237,433 and $496,010 were expensed in general and administrative expenses during the three months and nine months ended September 30, 2015, respectively.

Warrants to purchase an aggregate of 4,788,066 shares of the Company’s common stock were outstanding and exercisable as of September 30, 2015, with per share exercise prices ranging from $2.00 to $200.00 and a weighted average exercise price of $8.22 per share.

10.	Stock-Based Compensation

During the three and nine months ended September 30, 2015, the Company granted options to purchase 0 and 6,650 shares of its common stock, respectively, and no options were exercised. During the three and nine months ended September 30, 2015, options to purchase an aggregate of 68,268 and 624,892 shares of common stock were cancelled or expired unexercised. Options to purchase an aggregate of 3,030,005 shares of common stock were outstanding as of September 30, 2015, and options to purchase an aggregate of 1,648,520 shares of common stock were exercisable as of September 30, 2015. The options outstanding as of September 30, 2015 had per share exercise prices ranging from $1.90 to $54.00 and a weighted average exercise price of $4.27 per share

During the nine months ended September 30, 2015, the Company amended certain options to extend the vesting and the post-termination exercise period, resulting in additional stock-based compensation expense of $45,953 in the three and nine months ended September 30, 2015.

On March 5, 2015, the Company’s Board of Directors approved the RestorGenex Corporation 2015 Equity Incentive Plan (the “2015 Equity Plan”), and on June 17, 2015, the Company’s stockholders approved the 2015 Equity Plan. The 2015 Equity Plan allows for the issuance of up to a maximum of 2,500,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate. As of September 30, 2015, options to purchase 6,650 shares of common stock were outstanding and 2,493,350 shares of common stock remained available for grant under the 2015 Equity Plan.

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

The following table summarizes the stock-based compensation expense for employees and non-employees recognized in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$106,692	$342,997	$490,862	$375,821
General and administrative	374,545	440,935	1,122,992	699,310

Total stock-based compensation expense	$481,237	$783,932	$1,613,854	$1,075,131

As of September 30, 2015, the Company had $3,156,902 of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost is expected to be recognized over a weighted-average service period of 1.66 years.

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

Because of their anti-dilutive effect, all stock options and warrants for the three and nine months ended September 30, 2015 and 2014, respectively, have been excluded from the calculation of diluted net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and dilutive numerator:
Net loss, as reported	$(13,224,495)	$(3,449,470)	$(20,710,233)	$(9,284,877)
Denominator:
Weighted-average shares outstanding	18,614,968	18,671,121	18,614,968	12,155,041
Net loss per share - basic and diluted	$(0.71)	$(0.18)	$(1.11)	$(0.76)

12.	Commitments and Contingencies

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

The Company’s contractual obligations with respect to rental commitments as of September 30, 2015 were as follows:

Rental Commitments
Payments due by period:
One year	$72,561
Two years	73,996
Three years	31,081
Thereafter	—
Total	$177,638

Purchase Obligations

As of September 30, 2015, the Company had future purchase obligation commitments for $528,009 in regards to the preclinical development of RES-529 and RES-440.

Litigation

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its condensed consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of September 30, 2015, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

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

In April 2015, the Company entered into several agreements with Or-Genix Therapeutics, Inc. (“Or-Genix”), pursuant to which the Company transferred certain of its non-focus technology rights to Or-Genix in exchange for a 19.9% ownership interest in Or-Genix, representing 2,484,395 shares of the common stock of Or-Genix, and purchased $250,000 in perpetual non-redeemable preferred stock which is included in other assets as of September 30, 2015. The rights the Company transferred include exclusive rights to a compound formerly known as “RES-102,” which is a “soft” estrogen potentially to be developed for the treatment of aging skin fragility/thinning and vulvo-vaginal atrophy, and exclusive rights to a compound formerly known as “RES-214,” a non-prescription cosmeceutical product under development by a sublicensee. The Company previously licensed these rights from Yale University and as part of this transaction assigned those license agreements to Or-Genix. The Company also assigned its rights under a sublicense agreement with Ferndale Pharma Group, Inc. for the formulation, manufacture, sale and marketing of RES-214. As the rights exchanged for the common stock investment had a recorded value of zero as of the transaction date, and as the common stock transaction was a non-monetary exchange, no value was assigned to the common stock portion of the Company’s Or-Genix investment and no gain or loss was recognized as a result of the transaction. Or-Genix is founded and owned primarily by Yael Schwartz, Ph.D., a former member of the Company’s Board of Directors and former Executive Vice President, Preclinical Development. The transfer of these technology rights to Or-Genix was executed since the Company is focusing its development efforts and resources on its other technologies. The Company does not control nor exercise significant influence over Or-Genix.

14.	Former Employee Severance Expense

On April 30, 2015, the Company entered into resignation agreements with the Company’s former Executive Vice President, Preclinical Development and former Vice President of Pharmaceutical Sciences. As part of these resignation agreements, the Company modified their stock option agreements to provide for continued vesting until June 30, 2015 and to extend the post-termination exercise period from 90 days to one year, resulting in a minimal amount of additional stock-based compensation expense. On June 19, 2015, the Company entered into a resignation agreement with the Company’s former Chief Scientific Officer. Costs associated with the resignation agreements, consisting primarily of severance-related charges, are reflected in the former employee severance expense section in the condensed consolidated statement of operations for the three months and nine months ended September 30, 2015. $453,504 related to these charges was included in other accrued liabilities as of September 30, 2015.

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

Business Overview

We are a specialty biopharmaceutical company focused on developing products for oncology, ophthalmology, and dermatology. Our lead product is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in preclinical development in oncology, specifically glioblastoma multiforme. Our current pipeline also includes a “soft” anti-androgen compound for the treatment of acne vulgaris. Our novel inhibition of the PI3K/Akt/mTOR pathway and unique targeting of the androgen receptor show promise in a number of additional diseases, which we are evaluating for the purpose of creating innovative therapies that are safe and effective treatments to satisfy unmet medical needs. In addition, as a part of our corporate strategy, we continue to seek, consider, and if appropriate, implement strategic alternatives with respect to our products and our company, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.

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

Ophthalmology

The specific focus of our prescription ophthalmology business is on pathologies showing an aberrant up-regulation of the PI3K/Akt/mTOR pathway in the area of ophthalmology. Two human Phase I clinical studies with one of our palomids known as “RES-529” have been completed for wet age-related macular degeneration (“AMD”), both studies of which showed preliminary evidence of biologic activity and no serious toxicity. One of the two completed studies was sponsored by Paloma Pharmaceuticals, Inc., a company we acquired in March 2014, using intravitreal administration and was completed in December 2011. The second study was sponsored and conducted by The National Eye Institute using subconjunctival administration and was completed in July 2012. We currently are planning Phase I/II studies with RES-529 for wet age-related macular degeneration that we plan to begin in 2016 after we finalize CMC (chemistry, manufacturing and control) work for subconjunctival administration and complete necessary preclinical studies.

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

Other Indications/Products/Strategies

We have rights to and own technologies and potential products beyond just those described above. It is our strategy to focus at the current time on oncology, ophthalmology and dermatology, specifically gliobastoma, wet AMD and acne, as described in this report. Beyond the potential products described in this report, we intend to continue to review our technologies and potential products on a regular basis and consider internal development in the future and the potential to out-license portions of our technology and potential products to other biopharmaceutical companies with greater focus and resources than ours or potentially in-license additional technologies and products for development. In addition, we intend to consider the acquisition of other technologies, products and companies that may be synergistic with ours to build our portfolio of potential products as a part of our corporate strategy. These activities may include but are not limited to licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies. Therefore, as a matter of course, from time to time, we may engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or a merger or sale of our company, with the goal of maximizing stockholder value.

In furtherance of this strategy, during second quarter of 2015, we transferred certain of our non-focus technology rights to Or-Genix Therapeutics, Inc. (“Or-Genix”) in exchange for a 19.9% ownership interest in Or-Genix, representing 2,484,395 shares of the common stock of Or-Genix, and we purchased $250,000 in perpetual non-redeemable preferred stock. The rights we transferred include exclusive rights to a compound formerly known as “RES-102,” which is a “soft” estrogen potentially to be developed for the treatment of aging skin fragility/thinning and vulvo-vaginal atrophy, and exclusive rights to a compound formerly known as “RES-214,” a non-prescription cosmeceutical product under development by a sublicensee. We previously licensed these rights from Yale University and as part of this transaction assigned those license agreements to Or-Genix. We also assigned our rights under a sublicense agreement with Ferndale Pharma Group, Inc. for the formulation, manufacture, sale and marketing of RES-214. Or-Genix is founded and owned primarily by Yael Schwartz, Ph.D., a former member of our Board of Directors and former Executive Vice President, Preclinical Development. The transfer of these technology rights to Or-Genix was executed since we are focusing our development efforts and resources on our other technologies.

Financial Summary

Our working capital totaled $13,595,239, including $14,580,596 in cash and cash equivalents, as of September 30, 2015, compared to total working capital of $21,832,217, including $21,883,887 in cash and cash equivalents, as of December 31, 2014.

We recognized no revenues and our operating expenses were $13,225,660 and $20,715,551 during the three and nine months ended September 30, 2015, respectively. The primary reason for the increase in our 2015 operating expenses over the respective prior year periods was an $11,070,991 non-cash impairment of goodwill during the three and nine months ended September 30, 2015.

Our research and development expense decreased 46% to $692,709 during the three months ended September 30, 2015 and increased 97% to $3,360,057 during the nine months ended September 30, 2015, in each case compared to the respective prior year period. The decrease in research and development expenses for the three month comparison was primarily a result of a reduction in internal research and development personnel, and the increase in research and development expenses for the nine month period comparison was a result of the research and development of our technologies and product candidates, with a concentration on RES-529 for oncology and ophthalmology uses and RES-440 for acne. Our general and administrative expenses decreased 22% to $1,456,567 during the three months ended September 30, 2015 and increased 30% to $5,298,945 during the nine months ended September 30, 2015, in each case compared to the respective prior year period. The decrease in general and administrative expenses for the three month comparison was primarily the result of slightly lower salary expense and the reduction of a liability associated with rent obligations, and the increase in general and administrative expenses for the nine month comparison was primarily the result of employee and director non-cash stock-based compensation expenses. We recognized a net loss of $13,224,495 and $20,710,233 for the three and nine months ended September 30, 2015, respectively, or $0.71 and $1.11 per share, compared to net loss of $3,449,470, and $9,284,877, or $0.18 and $0.76 per share, for the three and nine months ended September 30, 2014, respectively. We expect to continue to recognize net losses for the foreseeable future.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our technologies and product candidates. We believe our cash and cash equivalents as of September 30, 2015 will be sufficient to fund our planned operations at least into the second half of 2016.

Results of Operations for Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

For a complete understanding of our results of operations for the three and nine months ended September 30, 2015 compared to the same periods ended September 30, 2014, we reference those certain adjustments for prior period misstatements recorded in the fourth quarter of 2014 related to prior 2014 interim and prior annual periods which were deemed immaterial.  See Note 2 to our consolidated financial statements for the year ended December 31, 2014, included in our annual report on Form 10-K for the year ended December 31, 2014, for further information as to the nature of the adjustments recorded in the fourth quarter of 2014.

The following table sets forth our results of operations for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue	$0	$0	$0	0%
Expenses
Research and development	692,709	1,273,186	(580,477)	(45.6)
General and administrative	1,456,567	1,869,840	(413,273)	(22.1)
Impairment of goodwill	11,070,991	0	11,070,991	N/A
Depreciation and amortization	5,393	368,924	(363,531)	(98.5)
Other (income) expenses	(1,165)	(3,151)	(1,986)	(63.0)
Interest expense	0	86,670	(86,670)	(100.0)
Benefit from income taxes	0	145,999	(145,999)	(100.0)
Net loss	$(13,224,495)	$(3,449,470)	$(9,629,026)	279.1
Basic and diluted net loss per share	$(0.71)	$(0.18)	$(0.53)	294.4
Weighted average number of shares and equivalent shares outstanding	18,614,968	18,671,121	(56,153)	(0.3)

The following table sets forth our results of operations for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue	$0	$0	$0	0%
Expenses
Research and development	3,360,057	1,709,424	1,650,633	96.6
General and administrative	5,298,945	4,091,530	1,207,415	29.5
Impairment of goodwill	11,070,991	0	11,070,991	N/A
Depreciation and amortization	17,875	883,995	(866,120)	(98.0)
Former employee severance expense	967,683	0	967,683	N/A
Loss on settlement of notes payable – related party	0	1,829,562	(1,829,562)	(100.0)
Loss on settlement of notes payable	0	876,543	(876,543)	(100.0)
Other (income) expenses	(5,318)	(3,597)	1,721	47.8
Interest expense	0	281,548	(281,548)	(100.0)
Benefit from income taxes	0	384,128	(384,128)	(100.0)
Net loss	$(20,710,233)	$(9,284,877)	$(11,425,356)	123.1
Basic and diluted net loss per share	$(1.11)	$(0.76)	$(0.35)	46.1
Weighted average number of shares and equivalent shares outstanding	18,614,968	12,155,041	6,459,927	53.1

Revenues

We recognized no revenues during the three and nine months ended September 30, 2015 or 2014.

Operating Expenses

Operating expenses were $13,225,660 during the three months ended September 30, 2015, representing an increase of 277%, compared to $3,511,950 during the three months ended September 30, 2014. Operating expenses were $20,715,551 during the nine months ended September 30, 2015, representing an increase of 210%, compared to $6,684,949 during the nine months ended September 30, 2014. These increases were due primarily to a non-cash $11,070,991 goodwill impairment. In addition, for the nine month comparison, the increase was also due to an increase in research and development expenses as a result of the research and development of our technologies and product candidates, an increase in general and administrative expenses as a result of employee and director non-cash stock-based compensation expenses, and the recognition of former employee severance expense.

We recognized $692,709 and $3,360,057 in research and development expenses during the three and nine months ended September 30, 2015, respectively, compared to $1,273,186 and $1,709,424 in research and development expenses during the three and nine months ended September 30, 2014, respectively. The increase in research and development expenses for the nine month period comparison was a result of the research and development of our technologies and product candidates, while the decrease in research and development expenses for the three month comparison was primarily a result of a reduction in research and development personnel.

General and administrative expenses were $1,456,567 during the three months ended September 30, 2015, representing a decrease of 22% from $1,869,840 during the three months ended September 30, 2014. General and administrative expenses were $5,298,945 during the nine months ended September 30, 2015, representing an increase of 30% from $4,091,530 during the nine months ended September 30, 2014. The decrease in general and administrative expenses for the three month comparison was primarily the result of slightly lower salary expense and the reduction of a liability associated with rent liability for facilities no longer occupied, and the increase in general and administrative expenses for the nine month comparison was primarily a result of employee and director non-cash stock-based compensation expenses.

Stock-based compensation expense, which is included in research and development expenses and general and administrative expenses, was $481,237 during the three months ended September 30, 2015, representing a decrease of 39%, over $783,932 during the three months ended September 30, 2014. Stock-based compensation expense was $1,613,854 during the nine months ended September 30, 2015, representing an increase of 50%, over $1,075,131 during the nine months ended September 30, 2014.

We recognized a non-cash goodwill impairment of $11,070,991 for the three and nine months ended September 30, 2015. We consider certain triggering events when evaluating whether an interim goodwill impairment analysis is warranted. Among these would be a significant long-term decrease in our market capitalization based on events specific to our operations. Our market capitalization has decreased significantly during the past several months as our per share price has declined from $2.80 as of April 30, 2015 to $0.90 as of September 30, 2015. As of September 30, 2015, our market capitalization was approximately $16.7 million, falling to an amount significantly less than our stockholders’ equity. In September 2015, management concluded that given the significant and sustained decrease in our share price to a level below our stockholders’ equity, combined with information on our fair value derived from strategic discussions with third parties during the third quarter of 2015, a triggering event requiring an interim assessment of goodwill impairment had occurred during the third quarter of 2015. Management performed the interim goodwill impairment assessment using a market approach to estimating the fair value of our company, using multiple inputs, some weighted heavier than others. The inputs included our market capitalization and other more heavily weighted unobservable inputs as to our fair value derived from our strategic discussions with third parties. The initial step one assessment indicated that it was likely our goodwill was impaired, and we proceeded to perform step two of our goodwill impairment assessment resulting in the conclusion that an impairment loss had occurred. Our goodwill as of September 30, 2015 was $985,000.

Depreciation and amortization was $5,393 and $17,875 during the three and nine months ended September 30, 2015, respectively, compared to $368,924 and $883,995 during the three and nine months ended September 30, 2014, respectively. These decreases were primarily related to a decrease in amortization expense attributable to intangible assets acquired in our acquisition of Canterbury Laboratories LLC and Hygeia Therapeutics, Inc. due to our abandonment and write-off of such intangible assets during the fourth quarter of 2014.

Former employee severance expense was $0 and $967,683 for the three and nine months ended September 30, 2015, respectively. This expense consisted of severance related charges following the resignation of our former Executive Vice President, Preclinical Development and former Vice President of Pharmaceutical Sciences in April 2015 and the resignation of our former Chief Scientific Officer in June 2015.

Loss on Settlement of Notes Payable

Loss on settlement of notes payable – related parties was $0 and $1,829,562 for the three and nine months ended September 30, 2014, respectively. During the second quarter of 2014, we issued shares of common stock and warrants to purchase shares of common stock to a member of our Board of Directors in exchange for notes payable in the aggregate principal amount of $1,050,000. There was no loss on settlement of notes payable – related parties incurred in the three and nine months ended September 30, 2015.

Loss on settlement of notes payable was $0 and $876,543 for the three and nine months ended September 30, 2014, respectively. During the second quarter of 2014, we issued shares of common stock to a creditor upon conversion of a promissory note in the principal amount of $500,000. There was no loss on settlement of notes payable incurred in the three and nine months ended September 30, 2015.

Other (Income) Expenses

Other income was $1,165 and $5,318 during the three and nine months ended September 30, 2015, respectively, compared to other income of $3,151 and $3,597 during the three and nine months ended September 30, 2014, respectively. Other income for the three and nine months ended September 30, 2015 related primarily to the recognition of interest income.

Interest Expense

Interest expense was zero during the three and nine months ended September 30, 2015 compared to $86,670 and $281,548 during the three and nine months ended September 30, 2014. These decreases were due to a reduction in our total indebtedness during the last three quarterly periods of 2014, which eliminated all of our debt as of December 31, 2014.

Benefit From Income Taxes

Benefit from income taxes was zero during the three and nine months ended September 30, 2015 compared to $145,999 and $384,128 for the three and nine months ended September 30, 2014 related primarily to a reduction in deferred taxes related to the amortization of intangible assets.

Net Loss

We recognized a net loss of $13,224,495 for the three months ended September 30, 2015, or $0.71 per share, compared to net loss of $3,449,470, or $0.18 per share, for the three months ended September 30, 2014. We recognized a net loss of $20,710,233 for the nine months ended September 30, 2015, or $1.11 per share, compared to net loss of $9,284,877, or $0.76 per share, for the nine months ended September 30, 2014. We recognized an $11,070,991 non-cash impairment of goodwill during the three and nine months ended September 30, 2015, which represents the primary reason for the increase in our operating expenses over the respective prior year periods. We expect to incur net losses in future periods for the foreseeable future as we plan to continue our efforts to develop our technologies and product candidates.

Liquidity and Capital Resources

Working Capital

Our working capital totaled $13,595,239, including $14,580,596 in cash and cash equivalents, as of September 30, 2015, compared to working capital of $21,832,217, including $21,883,887 in cash and cash equivalents, as of December 31, 2014.

The following table summarizes our working capital as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$14,580,596	$21,883,887
Prepaid expenses, deposits and other assets	1,049,254	2,286,930
Total current liabilities	(2,034,611)	(2,338,600)
Working capital	$13,595,239	$21,832,217

We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our technologies and product candidates.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Operating activities	$(7,025,064)	$(7,099,921)
Investing activities	(278,227)	—
Financing activities	—	30,633,293
Net (decrease) increase in cash and cash equivalents	$(7,303,291)	$23,533,372

Operating Activities

Cash used in operating activities was primarily unchanged during the nine months ended September 30, 2015 and 2014. The $7,025,064 in cash used in operating activities expended on research and development and general and administrative activities during the nine months ended September 30, 2015 approximated the $7,099,921 in cash used in operating activities during the nine months ended September 30, 2014 primarily due to the payment of pre-2014 liabilities during the nine months ended September 30, 2014.

Investing Activities

Net cash used in investing activities was $278,227 during the nine months ended September 30, 2015 compared to $0 during the nine months ended September 30, 2014. The investment in Or-Genix accounted for $250,000 and the purchase of fixed assets accounted for $28,227 of cash used in investing activities during the nine months ended September 30, 2015.

Financing Activities

Net cash provided by financing activities was $0 during the nine months ended September 30, 2015 compared to $30,633,293 during the nine months ended September 30, 2014. Net cash provided by financing activities during the prior year period resulted primarily from proceeds from our 2014 private placement.

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

●

implementing our business and corporate development strategies, including the potential for licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies; and

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

We believe our cash and cash equivalents as of September 30, 2015 will be sufficient to fund our planned operations at least into the second half of 2016. However, we may require additional funds earlier. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of September 30, 2015, we did not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to obtain additional financing when needed, we may be forced to explore strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company.

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

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of September 30, 2015 that are fixed and determinable by year starting with the twelve months ending September 30, 2016.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Accrued board fees	$55,938	$55,938	$—	$—	$—
Rent obligations	601,795	496,718	105,077	—	—
Employee contracts	1,814,916	1,117,000	697,916	—	—
Former employee transition costs	453,504	453,504	—	—	—
Purchase obligations	528,009	527,089	920	—	—
Total	$3,454,162	$2,650,249	$803,913	$—	$—

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

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply ASC 350 “Goodwill and Other Intangible Assets,” which requires testing goodwill for impairment on an annual basis. We assess goodwill for impairment as part of our annual reporting process in the fourth quarter. In between valuations, we conduct additional tests if circumstances indicate a need for testing. We evaluate goodwill on a consolidated basis as we are organized as a single reporting unit.

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

We consider certain triggering events when evaluating whether an interim goodwill impairment analysis is warranted. Among these would be a significant long-term decrease in our market capitalization based on events specific to our operations. Our market capitalization has decreased significantly during the past several months as our per share price has declined from $2.80 as of April 30, 2015 to $0.90 as of September 30, 2015. As of September 30, 2015, our market capitalization was approximately $16.7 million, falling to an amount significantly less than our stockholders’ equity. In September 2015, management concluded that given the significant and sustained decrease in our share price to a level below our stockholders’ equity, combined with information on our fair value derived from strategic discussions with third parties during the third quarter of 2015, a triggering event requiring an interim assessment of goodwill impairment had occurred during the third quarter of 2015. Management performed the goodwill impairment assessment using a market approach to estimating the fair value of our company, using multiple inputs, some weighted heavier than others. The inputs included our market capitalization, which, based on the inactive trading activity in our stock, is a lower level input on the fair value measurement hierarchy, and other more heavily weighted unobservable inputs as to our fair value derived from our strategic discussions with third parties. The initial step one assessment indicated that it was likely our goodwill was impaired, and we proceeded to perform step two of our goodwill impairment assessment. As a result of that assessment, we concluded that a goodwill impairment loss of $11,070,991 was necessary. Following the recording of the goodwill impairment loss, our goodwill as of September 30, 2015 was $985,000. We will perform our next annual goodwill impairment review during the fourth quarter of 2015.

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

●	our goodwill and the possible additional future impairment thereof;

●	the effect of new accounting pronouncements and future health care, tax and other legislation;

●	our efforts to explore and evaluate various strategic alternatives with respect to our products and our company; and

●	our anticipated substantial and continuing losses.

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

●

our ability to implement strategic alternatives with respect to our products and our company, including licenses, business collaborations, and other business combinations or transactions with other pharmaceutical and biotechnology companies;

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

Change in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

We had no sales of equity securities without registration under the Securities Act of 1933, as amended, during the third quarter of 2015.

Issuer Purchases of Equity Securities

During the third quarter of 2015, we did not purchase any shares of our common stock or other equity securities of ours.

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

Date: November 12, 2015

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
101

The following materials from RestorGenex’s quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

Filed herewith