Form 10-K
period 2015-12-31
Diffusion Pharmaceuticals Inc.
filed 2016-03-25
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission file number 000-24477

________________

DIFFUSION PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0645032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2020 Avon Court, #4
Charlottesville, Virginia	22902
(Address of principal executive offices)	(Zip Code)

(434) 220-0718

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sale price at which the common stock was last sold as of June 30, 2015 (the last business day of the registrant’s second fiscal quarter) as quoted by the OTCQX on that date was approximately $26.2 million. For purposes of this computation, all directors, executive officers and 10% beneficial owners of the registrant as of such date are deemed to be affiliates.

As of March 21, 2016, 101,578,512 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, in any case, to be filed within 120 days of the end of the period covered by this Annual Report.

ii

TABLE OF CONTENTS

________________

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Item 1. Business — Cautionary Note Regarding Forward-Looking Statements.”

As previously disclosed, on January 8, 2016, Diffusion Pharmaceuticals Inc. (f/k/a RestorGenex Corporation), a Delaware corporation (the “Company”), completed the merger (the “Merger”) of its wholly owned subsidiary, Arco Merger Sub, LLC (“Merger Sub”), with and into Diffusion Pharmaceuticals LLC, a Virginia limited liability company (“Diffusion LLC”), in accordance with the terms of the Agreement and Plan of Merger, dated as of December 15, 2015, among the Company, Merger Sub and Diffusion LLC (the “Merger Agreement”). As a result of the Merger, Diffusion LLC, the surviving company in the Merger, became a wholly owned subsidiary of the Company and, following the Merger, the Company changed its corporate name from RestorGenex Corporation (“RestorGenex”) to Diffusion Pharmaceuticals Inc.

For accounting purposes, the Merger is treated as a “reverse acquisition” under generally acceptable accounting principles in the United States (“U.S. GAAP”) and Diffusion LLC is considered the accounting acquirer. Accordingly, Diffusion LLC’s historical results of operations will replace the Company’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s financial statements.

This annual report on Form 10-K relates to the Company’s year ended December 31, 2015, which was prior to the completion of the Merger, and therefore contains the historical financial statements of RestorGenex and does not include the historical financial statements of Diffusion LLC. The first periodic report that will include results of operations for the combined company, including Diffusion LLC, will be the Company’s quarterly report on Form 10-Q for the quarter ending March 31, 2016.

Unless the context otherwise requires, references to the “Company,” the “combined company” “we,” “our” or “us” in this report refer to Diffusion Pharmaceuticals Inc. and its subsidiaries, references to “Diffusion” refer to the Company following the completion of the Merger, references to “RestorGenex” refer to the Company prior to the completion of the Merger and references to “Diffusion LLC” refer to Diffusion Pharmaceuticals LLC, the Company’s wholly-owned subsidiary following the Merger.

Except as otherwise noted, references to “common stock” in this report refer to common stock, par value $0.001 per share, of the Company.

All share and per share amounts have been adjusted to reflect the one-for-100 reverse split of outstanding common stock effective March 7, 2014.

This report contains the following trademarks, trade names and service marks of ours: RestorGenex and Diffusion. All other trade names, trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms appear without the trade name, trademark or service mark notice for convenience only and should not be construed as being used in a descriptive or generic sense.

ii

PART I

________________

Item 1.	BUSINESS

We are a clinical stage biotechnology company focused on extending the life expectancy of cancer patients by improving the effectiveness of current standard-of-care treatments, including radiation therapy and chemotherapy. We are developing our lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in the many cancer types in which tumor oxygen deprivation (“hypoxia”) is known to diminish the effectiveness of current treatments. TSC is designed to target the cancer’s hypoxic micro-environment, re-oxygenating treatment-resistant tissue and making the cancer cells more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. Our lead development programs target TSC against cancers known to be inherently treatment-resistant, including brain cancers and pancreatic cancer. A Phase 1/2 clinical trial of TSC combined with first-line radiation and chemotherapy in patients newly diagnosed with primary brain cancer (“glioblastoma” or “GBM”) was completed in 2015. This trial provided evidence of efficacy and safety in extending overall survival without the addition of toxicity. Based on these results, an End-of-Phase 2 meeting was held with the U.S. Food and Drug Administration (“FDA”) in August 2015, resulting in agreement on the design of a single 400 patient pivotal Phase 3 registration study which, if successful, would be sufficient to support approval. Discussions with the FDA regarding extension of the TSC development program from first line GBM into first-line pancreatic cancer treatment are currently underway. TSC has been granted Orphan Drug designation for the treatment of GBM.

In addition to cancer, TSC also has potential applications in other indications involving hypoxia, such as hemorrhagic shock, stroke, peripheral artery disease and neurodegenerative diseases.

On January 8, 2016, we entered into a business combination whereby a wholly-owned subsidiary of the Company merged with and into Diffusion LLC, with Diffusion LLC surviving as our wholly-owned subsidiary (the “Merger”). In connection with the Merger, the Company issued to the holders of outstanding units of Diffusion LLC an aggregate of approximately 82.9 million shares of the Company’s common stock (“Common Stock”) and, as a result, immediately following the completion of the Merger, the former equity holders of Diffusion LLC owned approximately 84.1% of the Common Stock and the stockholders of RestorGenex immediately prior to the Merger owned approximately 15.9% of the Common Stock, in each case, on a fully-diluted basis (subject to certain exceptions and adjustments).  Also in connection with the Merger, the pre-Merger directors and officers of the Company tendered their resignations and the pre-Merger directors and officers of Diffusion LLC were appointed as the new directors and officers of the Company, and our corporate headquarters was moved from Buffalo Grove, Illinois to Charlottesville, Virginia. Following the completion of the Merger, the Company changed its corporate name from “RestorGenex Corporation” to “Diffusion Pharmaceuticals Inc.” and changed the trading symbol of the Company’s common stock from “RESX” to “DFFN.”

For accounting purposes, the Merger is treated as a “reverse acquisition” under generally acceptable accounting principles in the United States (“U.S. GAAP”) and Diffusion LLC is considered the accounting acquirer. Accordingly, Diffusion LLC’s historical results of operations will replace the Company’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s financial statements.

Summary of Current Product Candidate Pipeline

The following table summarizes the targeted clinical indications for Diffusion’s lead molecule, trans sodium crocetinate:

In addition to the TSC programs depicted in the table, we are exploring alternatives regarding how best to capitalize upon the legacy RestorGenex product candidates, which include RES-529, a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and was in preclinical development in oncology, specifically GBM, and RES-440, a “soft” anti-androgen compound for the treatment of acne vulgaris.

Diffusion Technology Overview

Diffusion’s proprietary technology is targeted at overcoming treatment-resistance in solid cancerous tumors by combining our lead product candidate, TSC, with standard-of-care radiation and chemotherapy regimens, thus effecting a better patient survival outcome without the addition of harmful side effects.

Under normally oxygenated cellular conditions, radiation and chemotherapy would have a powerful killing effect upon cancerous tumor tissue. However, in many solid tumor types cellular oxygen deprivation occurs as the result of too-rapid tumor growth, causing parts of the tumor to outgrow its blood supply. When tumor tissue becomes hypoxic, it is up to three times more resistant to the cancer-killing power of the standard therapies (radiation and chemotherapy) currently used in the treatment of the vast majority of cancer patients. Cancerous tumor cells are known to thrive under hypoxic conditions, as the resultant changes in the tumor microenvironment confer “treatment-resistance” to radiation and chemotherapy within the cell.

Many solid cancerous tumor types are hypoxic and therefore subject to this treatment-resistance. TSC safely re-oxygenates treatment-resistant hypoxic tumor tissue via a novel mechanism of action, without affecting the oxygenation of normal tissue, thereby increasing therapeutic effectiveness. To date, no addition of serious harmful side effects, or exacerbation of the known side effects of standard-of-care treatments, has been observed in our clinical studies.

TSC’s distinctive re-oxygenation capabilities derive from its mechanism of action, which promotes enhanced diffusion of oxygen through blood plasma and into the hypoxic tumor microenvironment. Disruption of the treatment-resistance syndrome by re-oxygenation promotes enhanced cancer-killing power from radiation and chemotherapy, thereby safely extending patient survival. Because of the characteristics of this novel mechanism, oxygen levels of normal tissue remain unaffected, thereby avoiding side effects related to the syndrome referred to as “oxygen toxicity.” We believe this avoidance of oxygen toxicity confers a significant advantage to TSC’s diffusion-based approach over previous attempts to diminish treatment-resistance based on enhancing the oxygen concentration levels of the blood.

Our clinical development plan targets TSC at the radiation and chemotherapy sensitization of hypoxic tumor types, with an initial focus on primary brain cancer (“glioblastoma” or “GBM”), pancreatic cancer, and brain metastases. We have been granted orphan drug designations by the FDA for the treatment of brain cancers based on the acknowledged unmet medical need and number of patients affected. Such orphan drug designations allow certain favorable treatments under FDA regulations in connection with exclusivity periods and the new drug approval process.

Tumor Hypoxia

We believe that our breakthrough small molecule approach to overcoming solid tumor treatment-resistance by the reduction of cellular hypoxia may have significant implications for the improved treatment of cancer. Hypoxia is a deficiency in the supply of oxygen. It is well known that tumors are especially susceptible to developing hypoxia, driven by a combination of rapid cellular growth, structural abnormalities of the tumor microvessels and disturbed circulation within the tumor. There are a number of known treatment-resistance consequences conferred by tumor hypoxia, including increases in:

●	Resistance to ionizing radiation;
●	Clinically aggressive phenotype;
●	Potential for more invasive growth; and,
●	Regional and distal tumor spreading.

The above-described phenomenon of hypoxia-related “treatment-resistance” has been known to the scientific and clinical communities for over half a century. The challenge has been to find an approach that can effectively mitigate treatment-resistance without the addition of toxic side effects or exacerbation of the side effects associated with radiation and chemotherapy treatments. We believe that TSC embodies such an approach.

Trans Sodium Crocetinate

Dr. John Gainer, our Chief Scientific Officer, one of our directors and Professor Emeritus of Chemical Engineering at the University of Virginia, was the first to propose the use of chemical compounds specifically to facilitate the diffusion of oxygen through blood plasma for the purpose of re-oxygenating hypoxic tissues. Dr. Gainer’s early laboratory work systematically examined various means to alter the diffusivity of oxygen through the use of small molecules that would affect the intermolecular forces existing in blood plasma. He originally identified crocetin, a natural carotenoid compound, as a molecule that could increase oxygen diffusion through the plasma, and crocetin was shown to be an effective treatment in a rat model of atherosclerosis and other indications. This work continued from the 1970s into the mid-1990s with various animal models, including radiation sensitization and hemorrhagic shock.

Because crocetin is an isomeric mixture, Dr. Gainer examined whether it was the trans-isomer which was responsible for eliciting the therapeutic benefit. These experiments led to his development of a pure trans-isomer salt compound, which he named trans sodium crocetinate. (The USAN designated name is transcrocetinate sodium). TSC has been shown to be more effective than crocetin in a severe model of hemorrhagic shock in both rats and pigs. It also demonstrated safety and efficacy in animal models of stroke and myocardial infarction, as well as in enhancing the response of hypoxic tumors to the therapeutic effects of radiation and chemotherapy.

It has been proposed that TSC works by altering the molecular arrangement of the water molecules in blood plasma (which is composed of 90% water), with the altered structure being less dense – and thus less resistant to oxygen diffusion – than untreated blood plasma. Water is composed of two hydrogen atoms and one oxygen atom, with a net positive charge found on the hydrogen atoms and a net negative charge found on the oxygen atom. This results in the formation of hydrogen bonds, which are an attraction between the net-negatively charged oxygen of one water molecule and the net-positively charged hydrogen atoms of another water molecule. Theoretically, one water molecule can form four hydrogen bonds with neighboring water molecules. However, the literature on the subject indicates that a water molecule actually forms, on average, two to 3.6 hydrogen bonds. By promoting an increase in the average number of hydrogen bonds among the water molecules comprising the bulk of blood plasma, TSC enhances the ability of oxygen to diffuse through the plasma and into hypoxic tissue.

Trans Sodium Crocetinate Increases Oxygenation of Hypoxic Cancerous Tumors

While earlier studies focused on improved treatments for hemorrhagic shock, ischemia, and traumatic brain injury, the use of TSC as an agent to re-oxygenate hypoxic cancerous tumors became a central area of research for Diffusion LLC following its founding in 2001. Because tumor hypoxia is a leading cause of solid tumor resistance to both radiation and chemotherapy, it was believed that an agent such as TSC – one that could safely increase the oxygenation of hypoxic tumor tissue – could prove effective in treatment-resistant cancers when combined with standard-of-care regimens of radiation and/or chemotherapy. This belief led to the development of preclinical and clinical development programs targeted against treatment-resistance in various cancers, with a focus on brain cancer types (both GBM and metastatic) and pancreatic cancer, all of which are known to be significantly hypoxic. The Company’s longer term goal is to use TSC against treatment-resistance in the entire range of hypoxic cancers now treated with radiation and chemotherapy.

Glioblastoma Program

Diffusion’s lead program is targeted against newly diagnosed primary brain cancer, also known as glioblastoma. Glioblastoma is a grade IV brain tumor, characterized by a heterogeneous cell population, with a number of negative attributes. GBM cells are typically genetically unstable (and thus prone to mutation), highly infiltrative, angiogenic, and resistant to radiation and chemotherapy. The mutations typically found in GBM allow the tumor to grow and thrive in a hypoxic environment. GBM is classified into two major subclasses, primary or secondary, depending upon the clinical properties as well as the chromosomal and genetic alterations that are unique to each class. Primary GBM arises de novo from normal glial cells and typically occurs in those over the age of 40, while secondary GBM arises from transformation of lower grade tumors and is usually seen in younger patients. Primary GBM is believed to account for approximately 95% of all GBM diagnoses.

While GBM is the most common form of primary brain tumor involving glial cells it is still relatively rare, as approximately 24,000 people in the United States were diagnosed with some form of malignant brain cancer in 2014. Gliomas account for approximately 80% of malignant brain cancers, with GBM accounting for approximately 45% of gliomas. The median age of GBM diagnosis is approximately 65 years, with the incidence of GBM in those over 65 increasing rapidly as shown by a doubling in incidence from 5.1 per 100,000 in the 1970s to 10.6 per 100,000 in the 1990s. Those diagnosed with the disease have a grim prognosis, with the median survival time of untreated patients being 4.5 months. Current standard-of-care treatment only provides 12-14 months of survival time after diagnosis.

Current Treatments for GBM

The standard-of-care for GBM tumors generally begins with surgical resection, unless the tumor is deemed inoperable due to its location near vital centers of the brain. This surgery is performed both to alleviate the symptoms associated with the disease as well as to facilitate treatment of residual tumor cells. Even with advances in surgical technique, complete removal of the tumor with clean margins is difficult to achieve, as the tumors are highly infiltrative and typically extend into the normal brain parenchyma. Due to this, almost all GBM patients have recurrence of the tumor, with 90% of such recurrence occurring at the primary site.

Due to the invasive nature of the tumors, surgical resection is promptly followed by radiotherapy coupled with the use of chemotherapeutic agents. Radiotherapy involves the administration of irradiation to the whole brain. While nitrosoureas were historically a commonly used chemotherapeutic agent, temozolomide (“TMZ”) was approved in 2005 and is now a mainstay of the standard-of-care. This is based on a clinical trial that showed the addition of TMZ to surgery and radiation increased median survival in newly diagnosed GBM patients to 14.6 months compared to 12.1 months for the surgery and radiation only group.

Most chemotherapeutic drugs have a limited ability to cross the blood brain barrier, thus a strategy to attempt to circumvent this was the development of Gliadel®, dissolvable chemotherapy wafers that could be placed in the tumor bed following surgical resection. Gliadel® contains the nitrosourea chemotherapeutic agent carmustine that is released for several weeks, in contrast to systemically administered carmustine that has a very short half-life. While Gliadel® wafers were shown to be safe, the drugs’ addition to radiation and TMZ did not result in a statistically significant increase in survival.

GBM tumors show increased expression of vascular endothelial growth factor (“VEGF”), and the anti-angiogenesis drug bevacizumab has been approved by the FDA for the treatment of recurrent GBM. A Phase 2 study found that bevacizumab treatment in patients with recurrent GBM increased six-month progression-free survival from a historical 9-15% to 25% with overall six-month survival of 54%. Another Phase 2 study showed that recurrent GBM patients treated with bevacizumab at a lower dose but a higher frequency had even higher six-month progression-free survival of 42.6%.

While bevacizumab has shown success in recurrent GBM, it is not utilized in newly diagnosed patients, our target patient population, as two separate clinical trials showed no difference in overall survival in patients treated with radiation, TMZ, and bevacizumab compared to patients treated with only radiation and TMZ. Bevacizumab treatment did result in an increase in progression free survival in both studies; however, the reason why this increase in progression free survival did not translate to an increase in overall survival is unclear. In addition, certain studies have reported that patients treated with bevacizumab had an increased symptom burden, a worse quality of life, and a decline in neurocognitive function.

GBM Therapies Under Development

There are a number of companies developing GBM therapies. For example, a search on the website www.clinicaltrials.gov yields over 300 results for “glioblastoma multiforme” and “open trials.” Most of these trials focus on the recurrent patient population, whereas our target population will be newly diagnosed patients. In addition to the therapeutics previously mentioned, current GBM trials include Northwest Therapeutics’ DCVax®-L, Celldex Therapeutics’ Rindopepimut, Bristol-Myers Squibb’s Nivolumab/Ipilimumab and AbbVie’s Veliparib. In addition, the medical device company Novocure has been developing a novel approach called Tumor Treating Fields (“TTFields”) using low intensity, alternating electric fields within the intermediate frequency range. TTFields are believed to disrupt cell division through physical interactions with key molecules during mitosis.

GBM is an Orphan Disease

Malignant brain cancers are diagnosed in approximately 24,000 individuals every year, making it an “orphan disease.” The Orphan Drug Act of 1983 was designed to provide financial incentives for, and to reduce the costs associated with, developing drugs for rare diseases and disorders. A “rare disease or disorder” is defined by the Orphan Drug Act of 1983 as affecting fewer than 200,000 Americans at the time of designation or one for which “there is no reasonable expectation that the cost of developing and making available in the United States…will be recovered from sales in the United States.” A sponsor must request that the FDA designate a drug currently under development for a “rare disease or condition” as an orphan drug, and if the FDA agrees that the drug and indication meet the criteria set forth in the Orphan Drug Act of 1983, certain financial and marketing incentives become available.

In July 2011, we announced that TSC was granted Orphan Drug Designation by the FDA for the treatment of GBM.

Trans Sodium Crocetinate Phase 1/2 Clinical Trial in GBM

We have evaluated TSC in 148 human subjects in various Phase 1 and Phase 2 clinical trials to date, with no serious adverse events attributable to TSC observed. Our Phase 1/2 clinical trial of TSC in patients with newly diagnosed GBM completed in 2015 is described in more detail below. TSC is targeted for testing against newly diagnosed GBM in an upcoming Phase 3 clinical trial that, assuming the availability of funding resources and the completion of certain manufacturing and animal toxicology guidelines mandated by the FDA agreement, could begin within the next 12 months.

Our Phase 1/2 clinical trial in GBM enrolled 59 newly diagnosed patients who received TSC in conjunction with radiation and TMZ. In the Phase I portion of the trial, TSC was initially administered three times per week at half-dose to three patients prior to radiation. Subsequently, six additional patients received full-dose TSC for six weeks in combination with radiation. No dose-limiting toxicities were identified in the nine patients during the Phase I portion of the trial, nor were any serious adverse events relating to the drug observed. Fifty additional patients were enrolled in the Phase II trial and received full-dose TSC in combination with TMZ and radiation therapy. Four weeks after completion of radiation therapy, all patients underwent chemotherapy with higher doses of TMZ for five days every four weeks, but no further TSC was administered.

We presented initial results from the trial at the 2015 American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2015, which discussed data from the 18 trial sites covering the first 21 months. Preliminary results were then announced in July 2015. We presented the results in relation to a historical control group from a 2005 study which showed that the addition of TMZ to standard-of-care (surgery plus radiation) increased overall survival from 12.1 months to 14.6 months. We reported that:

●

TSC plus radiation and TMZ increased the patients’ chance of survival at two years by 37% compared to the historical control group. The overall survival at two years was 36.3% in the TSC group compared to 26.5% in the historical control group.

●

In the subgroup of patients considered inoperable, the chance of survival at two years for those who received TSC was increased by over 100%, as 40% in the TSC group were alive at two years compared to less than 20% in the control.

●	71% of those treated with TSC were alive at one year compared to 61 percent of those in the historical control group.

●	No serious negative safety findings attributed to TSC were observed in the TSC study and adverse events were consistent with those seen in previous trials of GBM featuring radiation and TMZ.

End-of-Phase 2 FDA Meeting and Plans for TSC Phase 3 GBM Clinical Trial

Following the announcement of the results of the 2015 Phase 1/2 clinical trial in GBM, we held an end of Phase 2 meeting with the FDA in August 2015 to discuss planning for a Phase 3 clinical trial. At the meeting, an agreement was reached on a trial design for the Phase 3 study, including:

●	A single, successful, randomized open-label trial of the agreed upon design can serve as the basis for an application for approval.

●	The trial will consist of 400 newly diagnosed GBM patients with half given TSC in conjunction with standard-of-care radiation and TMZ and half receiving standard-of-care radiation and TMZ only.

●

Based on the Phase 1/2 safety results with supporting toxicology, TSC’s dosing exposure will be substantially increased, which means that TSC can now be used for both the radiation + chemotherapy and subsequent TMZ chemotherapy-only phase of GBM treatment.

●	Diffusion will provide certain expanded information on animal toxicology, pharmacokinetics and manufacturing practices before initiating the trial.

One of the major differences between the Phase 3 trial and the Phase 1/2 trial is the addition of TSC doses after the completion of the radiation/chemotherapy phase of treatment into the chemotherapy only phase. In the Phase 1/2 trial, TSC was only given prior to radiation (18 doses total). In the Phase 3 study, we are planning to give the patients 36 total doses of TSC, 18 in conjunction with radiation/chemotherapy and 18 in conjunction with chemotherapy alone. The following figure gives a graphical representation of our planned Phase 3 trial, which, assuming the availability of financial resources and the completion of certain manufacturing and animal toxicology guidelines mandated by the FDA agreement, we intend to commence within the next 12 months.

Pancreatic Cancer Program

One of the most hypoxic of all the solid cancers, and therefore one of the most treatment-resistant, is pancreatic cancer. According to the American Cancer Society, pancreatic cancer is responsible for 7% of all cancer deaths in both men and women, making it the fourth leading cause of cancer death in the U.S. Estimates are that 40% of pancreatic cancer cases are sporadic in nature, 30% are related to smoking and 20% may be associated with dietary factors, with only 5-10% of cases hereditary in nature.

Pancreatic cancer is difficult to diagnose in early stages because initial symptoms are often nonspecific and subtle in nature, and include anorexia, malaise, nausea, fatigue, and back pain. Approximately 75% of all pancreatic carcinomas occur within the head or neck of the pancreas, 15-20% occur in the body of the pancreas, and 5-10% occur in the tail.

The only potential curative therapy for pancreatic cancer is complete surgical resection. Unfortunately, this is only possible for approximately 20% of cases, and even of those patients whose cancer is surgically resected, 80% will develop metastatic disease within two to three years following surgery. Patients with unresectable pancreatic cancer have a median overall survival of 10 to 14 months while patients diagnosed with Stage IV disease (indicative of metastases) have a 5-year overall survival of just 1%.

Multiple studies have confirmed that pancreatic cancers are highly hypoxic. A study reporting the direct measurement of oxygenation in human pancreatic tumors prior to surgery showed dramatic differences between tumors and normal tissue. The partial pressure of oxygen (“pO2”) ranged between 0-5.3 mmHg in tumors but in adjacent normal tissue it ranged from 9.3-92.7 mmHg. Hypoxic areas are also frequently found when examining tissue from mouse models of pancreatic cancer.

Current Treatment Options for Pancreatic Cancer

Surgery remains the primary mode of treatment for patients with pancreatic cancer. However, there is an important role for chemotherapy and/or radiation in an adjuvant setting (given to prevent recurrence) or neoadjuvant setting (given before surgery to shrink the tumor to make complete resection more probable), as well as in patients with unresectable disease.

Since its approval in 1996, gemcitabine has been partnered with approximately 30 different agents in late-stage clinical trials in an attempt to improve upon the effectiveness of gemcitabine alone in treating patients with metastatic pancreatic cancer. Only two of these trials have led to an FDA approval – erlotinib (Tarceva®) and nab-paclitaxel (Abraxane®).

In patients with metastatic disease, the use of erlotinib with gemcitabine led to a significantly higher one-year survival rate than with the use of gemcitabine alone (23% vs. 17%, P = 0.023) as well as an increased median overall survival (6.24 months vs. 5.91 months, P = 0.038). A more recent study showed that the addition of nanoparticle albumin-bound (nab)-paclitaxel to gemcitabine significantly improved overall survival in treatment naïve patients with metastatic cancer, as overall survival was approximately two months longer in patients treated with combination therapy (8.5 vs. 6.7 months).

The Folfirinox (leucovorin + 5-fluorouracil + oxaliplatin + irinotecan) regimen was shown to significantly improve overall survival compared to treatment with gemcitabine (11.1 months vs. 6.8 months). While dramatically improving overall survival, the Folfirinox treatment was accompanied by serious adverse events and thus is only recommended for patients with good performance status.

Other combinations of gemcitabine with cisplatin, oxaliplatin, irinotecan or docetaxel tested in Phase 3 trials have not been of superior benefit to gemcitabine alone. The combination therapy nab-Paclitaxel and gemcitabine was recently approved by the FDA as an additional standard-of-care for the treatment of patients with untreated pancreatic adenocarcinoma. However, the improvements were modest, and treatment of pancreatic cancer remains an area of intense research, with 92 products in all stages of clinical development with 14 of them in Phase 3 at this time according to clinicaltrials.gov.

Just recently, the FDA approved Onivyde® (irinotecan liposome injection) in combination with fluorouracil and leucovorin, to treat patients with metastatic pancreatic cancer who were previously treated with gemcitabine-based chemotherapy. In the pivotal clinical trial, patients treated with Onivyde® plus fluorouracil/leucovorin lived an average of 6.1 months, compared to 4.2 months for those treated with only fluorouracil/leucovorin.

Pancreatic Cancer Market Analysis

It is estimated that in 2016 approximately 49,000 people will be diagnosed with pancreatic cancer in the United States. More than half of these patients will be diagnosed with metastatic disease. The five-year survival rates for patients with pancreatic cancer are dismal (<14%) and are particularly bad for those with metastatic disease (~1%).

The current standard-of-care for patients with metastatic pancreatic cancer includes gemcitabine combined with either erlotinib or nab-paclitaxel. Gemzar® (gemcitabine) is now available as a generic, however prior to losing patent protection the drug generated peak revenues of approximately $700 million in the United States for Eli Lilly. Tarceva® (erlotinib), which is approved for the treatment of metastatic non-small cell lung cancer and metastatic pancreatic cancer, is marketed by Roche and Astellas and sales of the drug generated $1.4 billion in revenue in 2014. Abraxane® (nab-paclitaxel), which was approved for the treatment of breast cancer in 2005 and non-small cell lung cancer in 2012, was approved by the FDA in 2013 for the treatment of metastatic pancreatic cancer. Sales of Abraxane® totaled $848 million in 2014 for all indications.

TSC in Pancreatic Cancer

We believe that targeting hypoxia in pancreatic cancer with TSC, especially in combination with standard-of-care therapies involving gemcitabine and nab-paclitaxel, may be beneficial in the treatment of pancreatic cancer. Pancreatic cancer is one of the most hypoxic malignant tumors, making it one of the most resistant tumors to therapy. Patients with advanced pancreatic cancer of exocrine origin have few therapeutic options and, for patients with advanced cancers, the overall survival rate of all stages is less than 1% at 5 years, with most patients dying within 1 year. Gemcitabine remains to-date, the backbone of treatment of pancreatic cancer.

The antitumor efficacy of gemcitabine is known to be hindered by a number of hypoxia-related factors including, but not limited to:

●

Limited Delivery of Gemcitabine to Intracellular Tumor Microenvironment. Hypoxia has been associated with resistance to nucleoside analogs such as gemcitabine by decreasing the expression of the human cross-cell membrane equilibrative nucleoside transporter 1 (hENT1), thereby decreasing transport of gemcitabine and other nucleoside analogues into tumor cells.

●

Gemcitabine Intratumor Cell Inhibition of Ribonucleotide Reductase Compromised. Hypoxia has been associated with a decrease in intracellular tumor ribonucleotide reductase, an enzyme required for the antitumor effect of gemcitabine. Indeed, this decrease leads to cell cycle arrest in G1 or G2 phase, thereby allowing DNA repair before progression to S or M phase.

●

Increased Breakdown of Gemcitabine. It has been also observed that under hypoxic conditions, intratumor cell levels of cytidine deaminase are substantially increased. Cytidine Deaminase is the main enzyme responsible for the breakdown of gemcitabine and similar nucleosides. As a result of this, the gemcitabine antitumor effect is substantially decreased under hypoxic conditions.

●

Nab-paclitaxel Potentiates Gemcitabine by Decreasing Cytidine Deaminase. One of the ways nab-paclitaxel decreases cytidine deaminase has been observed to be through increasing reactive oxygen species (“ROSs”) which has been shown to deactivate cytidine deaminase.

Taken together, the four factors above are believed to explain, at least in part, the limitations of gemcitabine in hypoxic conditions and the efficacy observed with the gemcitabine plus nab-paclitaxel combination regimen for the treatment of pancreatic cancer. They also suggest that correction of hypoxia with an anti-hypoxia agent such as TSC may significantly improve the efficacy of the gemcitabine plus nab-paclitaxel combination regimen for the treatment of pancreatic cancer, including for the following reasons:

●	TSC has been shown to improve the cytotoxic effect of gemcitabine in a pre-clinical rat model.

●	By correcting hypoxia, TSC may improve delivery of gemcitabine to intracellular tumor microenvironment by increasing levels of hENT-1.

●	By reversing hypoxia-induced cell cycle arrest via reactivation of ribonucleotide reductase, TSC may restore gemcitabine’s antitumor effect.

●

By reversing the hypoxia-induced increase of cytidine deaminase, TSC may increase intratumoral gemcitabine levels. Addition of TSC to the gemcitabine plus nab-paclitaxel regimen could further improve the efficacy of the combination by further decreasing cytidine deaminase. Of note, hypoxia has also been implicated in conferring tumor resistance to taxane-based therapies.

Proposed Plans for TSC Phase 2/3 Clinical Trial in Pancreatic Cancer

The planned Phase 2/3 clinical trial for TSC in pancreatic cancer is based on preclinical safety and efficacy data, and findings from the Phase 1/2 clinical trial in GBM, as well as the facts noted above. Global experts in the field agree that pancreatic cancer is an appropriate target for expansion of the use of TSC, and a clinical advisory committee of these key opinion leaders has been assembled to facilitate the Diffusion pancreatic cancer clinical development program. We are currently in discussions with the FDA regarding trial design, end-points, and patient numbers. Assuming the availability of financial resources, we anticipate beginning enrollment in this trial in the first half of 2017.

Brain Metastases Program

In contrast to the relative rarity of primary brain cancers, life-threatening cancers that metastasize to the brain are much more common and represent a serious complication in the treatment of many cancer types. Up to 30% of adult cancer patients will suffer from brain metastases. There are approximately 170,000 cases of metastatic brain cancer every year in the United States. Incidence of brain metastases varies depending upon the primary tumor type, although lung cancer appears to carry the greatest risk. The prognosis for patients with brain metastases is very grim, with current treatment options only resulting in median overall survival times of less than one year.

Treatment for brain metastases involves both controlling the symptoms associated with the condition as well as attacking the cancer directly. Brain metastases typically result in edema that can be controlled with the use of steroids; however, long-term use of steroids typically results in side effects that diminish a patient’s quality of life. Approximately 25-45% of patients will experience seizures and require the use of anti-epileptic drugs. Surgery is only utilized in patients with a solitary brain metastatic lesion. Radiation therapy remains the standard-of-care for the vast majority of patients with brain metastases. There is very limited evidence for the use of chemotherapy, as few clinical trials have been conducted. There are no medications currently approved for the treatment of brain metastases.

Plans for TSC Phase 2/3 Clinical Trial in Metastatic Brain Cancer

We are planning to conduct a Phase 2/3 clinical trial in metastatic brain cancer after further discussions with the FDA regarding trial design, end-points, and patient numbers.

In December 2012, the FDA granted us Orphan Drug Designation for the use of TSC in brain metastases.

Description of Other Indications/Products

We have rights to and own technologies and potential products beyond those described above, including analog molecules as backups to TSC. It is our strategy to focus at the current time on our TSC for oncology, specifically GBM and pancreatic cancer, as described herein. Beyond those described herein, we also intend to continue to review our technologies and potential products on a regular basis and consider internal development in the future and the potential to out-license portions of our technology and potential products to other biopharmaceutical companies with greater focus and resources than ours, or potentially in-license late stage products which are in or ready for human clinical trials.

As a result of the Merger, we acquired product candidates for ophthalmology, oncology and dermatology. One such product candidate is RES-529, a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in preclinical development in oncology, specifically GBM. The novel inhibition of the PI3K/Akt/mTOR pathway and targeting of the androgen receptor have also shown potential in a number of additional indications. The legacy RestorGenex pipeline also includes RES-440, a “soft” anti-androgen compound for the treatment of acne vulgaris. Subject to prioritization and available resources, we may expand or out-license one or more of the products acquired in the Merger. Prior to the completion of the Merger, we distributed contingent value rights (“CVRs”) to our stockholders as of the close of business on January 7, 2016 giving those holders the right to potentially receive certain cash payments of up to $50 million in the aggregate in the event we receive net cash payments during the five-year period after the Merger as a result of the sale, transfer, license or similar transaction relating to RES-440.

Competition

Our industry is highly competitive and subject to rapid and significant change. Potential competitors in the United States are numerous and include major pharmaceutical and specialty pharmaceutical companies, universities and other institutions. We generally divide our competition in the pharmaceutical industry into four categories: (1) corporations with large research and developmental departments that develop and market products in many therapeutic areas; (2) companies that have moderate research and development capabilities and focus their product strategy on a small number of therapeutic areas; (3) small companies with limited development capabilities and only a few product offerings; and (4) university and other research institutions. Many of our competitors have longer operating histories, greater name recognition, substantially greater financial resources and larger research and development staffs than we do, as well as substantially greater experience than us in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. A significant amount of research is carried out at academic and government institutions. These institutions are aware of the commercial value of their findings and are aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed.

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

There are several firms currently marketing or developing products that may be competitive with our products. We believe TSC is a first-in-class novel small molecule that re-oxygenates hypoxic tissue, enhancing efficacy of radiation and chemotherapy without harmful side effects. Other companies are also developing drugs to enhance the efficacy of radiation and chemotherapy, notably, NuvOx Pharma LLC.

Research and Product Development

RestorGenex spent approximately $3.9 million in 2015 and $2.9 million in 2014 on research and product development activities that related primarily to activities associated with the synthesis and formulations of its products then in development, additional preclinical studies and planning for Phase I/Phase II studies. Diffusion LLC spent approximately $3.9 million in 2015 and $2.0 million in 2014 on research and product development activities. We anticipate that our research and development expenses during 2016 will increase compared to 2015 and will consist primarily of expenses associated with the initiation of our glioblastoma and pancreatic cancer human clinical trials.

Intellectual Property

Our success depends and will continue to depend in part upon our ability to maintain proprietary protection for our products and technologies, to preserve our proprietary information, trademarks and trade secrets and to operate without infringing the proprietary rights of others. Our policy is to attempt to protect our technology by, among other things, filing patent applications on inventions that are important to the development and conduct of our business with the U.S. Patent and Trademark Office (“USPTO”), and its foreign counterparts or obtaining license rights for technology that we consider important to the development of our business.

As of March 21, 2016, we own 14 issued U.S. patents and 46 issued foreign patents, which include granted European, Japanese, Chinese and Indian patent rights, and over 50 pending patent applications worldwide, covering the product candidates we currently intend to develop. While U.S. Patent 6,060,511 originally assigned to the University of Virginia, will expire this year, the expiration will not have a material impact on the business. The majority of our patents expire between 2026 and 2031. TSC has been granted Orphan Drug Designation for the treatment of both GBM and metastatic brain cancer and an application is pending for pancreatic cancer. A formulation patent provides protection for the TSC oral drug product until 2031 with extensions possible.

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

Government Regulation

FDA Drug Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (“IND”) which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (1) in compliance with federal regulations; (2) in compliance with good clinical practice (“GCP”) an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; and (3) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) for approval at each site at which the clinical trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support new drug applications (“NDAs”) for marketing approval are typically conducted in three sequential phases, but the phases may overlap, especially in cancer indications. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine metabolism, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well-controlled Phase 3 clinical trials with statistically significant results to demonstrate the efficacy of the drug. With suitable FDA agreement, a single Phase 3 clinical trial with other confirmatory evidence may be sufficient. In those instances, the study is usually a large multicenter trial demonstrating internal consistency and a statistically persuasive finding of an effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice (“cGMP”) is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Exclusivity

Upon NDA approval of a new chemical entity (“NCE”) which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change.

An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification and, thus, no ANDA may be filed before the expiration of the exclusivity period.

REMS

The FDA has the authority to require a REMS to ensure the safe use of the drug. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. In addition, the REMS must include a timetable to periodically assess the strategy. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks. The requirement for a REMS can materially affect the potential market and profitability of a drug.

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

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month extension of any exclusivity, patent or non-patent, for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

The Orphan Drug Act of 1983

The Orphan Drug Act of 1983 was designed to provide financial incentives for, and to reduce the costs associated with, developing drugs for rare diseases and disorders. A “rare disease or disorder” is defined by the Orphan Drug Act of 1983 as affecting fewer than 200,000 Americans at the time of designation or one for which “there is no reasonable expectation that the cost of developing and making available in the United States…will be recovered from sales in the United States.” A sponsor must request that the FDA designate a drug currently under development for a “rare disease or condition” as an orphan drug, and if the FDA agrees that the drug and indication meet the criteria set forth in the Orphan Drug Act of 1983, certain financial and marketing incentives become available.

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

Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to regulations of other countries governing any clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. Certain countries outside of the United States have a process similar to the FDA’s that requires the submission of a clinical trial application (“CTA”) much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

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

Anti-Kickback and False Claims Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry. These laws include, among others, anti-kickback statutes, false claims statutes and other statutes pertaining to healthcare fraud and abuse. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), amended the intent element of the federal anti-kickback statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Federal false claims laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate federal false claims laws. Additionally, Affordable Care Act amended the federal healthcare program anti-kickback statute such that a violation of that statute can serve as a basis for liability under certain federal false claims laws.

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

Other Federal and State Regulatory Requirements

The Centers for Medicare & Medicaid Services (CMS) has issued a final rule pursuant to Affordable Care Act that requires certain manufacturers of prescription drugs to annually collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers were required to begin collecting information on August 1, 2013, with the first reports due March 31, 2014. The reported data is posted in searchable form on a public website. Failure to submit required information may result in civil monetary penalties.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our approved products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, was enacted in March 2010, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to the pharmaceutical and biotechnology industry are the following:

●

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, that began in 2011;

●	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

●

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

●	a licensure framework for follow-on biologic products;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●

new requirements under the federal Open Payments program for drug manufacturers to report information related to payments and other transfers of value made to physicians and other healthcare providers as well as ownership or investment interests held by physicians and their immediate family members;

●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

●

creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

●

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011.

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

Manufacturing and Supply

We do not have any facilities suitable for manufacturing on a commercial scale any of our product candidates nor do we have any experience in volume manufacturing. We currently use third-party cGMP contract manufacturing organizations (“CMOs”) to manufacture our product candidates for our preclinical studies and clinical trials and intend to continue doing so in the future in accordance with FDA and other appropriate regulations. We anticipate that these CMOs will have capacity to support commercial scale, but we do not have any formal agreements at this time with any of these CMOs to cover commercial production. We also may elect to pursue other CMOs for manufacturing supplies for later-stage trials and for commercialization. We currently have no plans to establish a manufacturing capability, but rather plan to continue to rely on third-party cGMP manufacturers for any future trials and commercialization of our product candidates for which we retain manufacturing responsibility.

Sales and Marketing

We currently have no sales and marketing personnel to sell any of our product candidates on a commercial basis if and when our product candidates received required regulatory approvals. If and when we are ready to commercially launch a product, we will either contract with or hire qualified sales and marketing personnel or seek a joint marketing partner or licensee to assist us with this function.

Employees

Prior to the completion of the Merger, as of December 31, 2015, RestorGenex had five employees, including one in product development and four in management or administrative positions. RestorGenex also retained independent consultants to support the organization. After the merger, none of RestorGenex’s employees and consultants remained employees of Diffusion. As of December 31, 2015, Diffusion LLC had 8 employees, including 3 in product development and 5 in management or administrative positions and had 5 independent consultants supporting our organization.

Directors and Executive Officers

The table below sets forth, as of March 15, 2016, certain information concerning our current directors and executive officers. No family relationships exist among any of our directors or executive officers.

Name	Age	Position with Diffusion
David G. Kalergis	67	Chairman and Chief Executive Officer

John L. Gainer, Ph.D.	77	Director and Chief Scientific Officer

David R. Jones, M.D.	52	Chief Medical Officer

Ben Shealy	57	Senior Vice President – Finance and Treasurer

Robert Adams	65	Director

Thomas Byrne	58	Director

Mark T. Giles	61	Director

Alan Levin	53	Director

The following is a biographical summary of the experience of our directors and executive officers:

David G. Kalergis – Mr. Kalergis serves as our Chairman and Chief Executive Officer and as one of our directors. Mr. Kalergis was appointed as Chairman and Chief Executive Officer in connection with the completion of the Merger. Mr. Kalergis, along with Dr. Gainer, is a co-founder of Diffusion LLC and served as a director of Diffusion LLC from its inception in 2001 until January 2016, and has served as Diffusion LLC’s Chief Executive Officer since 2004. Prior to joining Diffusion LLC, Mr. Kalergis held positions with the University of Virginia, as the general counsel and director of business development for Pharmaceutical Research Associates, Inc., a pharmaceutical contract research organization, as an intelligence analyst for the U.S. Government and with the law firm Dewey, Ballantine, Bushby, Palmer & Wood, practicing in the areas of corporate finance, public offerings and mergers and acquisitions. In addition, from July 1998 until May 2012, Mr. Kalergis served on the board of directors and audit committee of Virginia National Bank. Mr. Kalergis received a B.A. in psychology, as well as an M.B.A. and J.D., from the University of Virginia, and is a graduate of the Harvard Business School’s Leadership and Strategy in the Pharmaceutical and Biotechnology Industry program.

John L. Gainer, Ph.D. – Dr. Gainer serves as our Chief Scientific Officer and as one of our directors. Dr. Gainer was appointed as Chief Scientific Officer in connection with the completion of the Merger. Dr. Gainer, along with Mr. Kalergis, is a co-founder of Diffusion LLC as well as its Chief Scientific Officer, a position he has held since 2001, and served as one of its directors from its inception in 2001 until January 2016. From 1966 until his retirement in 2005, Dr. Gainer was a professor of chemical engineering at the University of Virginia. During his career, Dr. Gainer authored more than 100 scientific journal articles, including more than 30 published in medical journals, and spent two sabbaticals investigating drug actions and related research at Karolinska Institute in Stockholm and the laboratory of a major pharmaceutical company. He has been a member of the International Society for Oxygen Transport in Tissues since its inception in 1973. Dr. Gainer received a BSChE from West Virginia University and a Ph.D. in chemical engineering from the University of Delaware.

David R. Jones, M.D. – Dr. Jones serves as our Chief Medical Officer. Dr. Jones was appointed Chief Medical Officer in connection with the completion of the Merger, and has served as Diffusion LLC’s Chief Medical Officer since September 2012. In addition to serving as Diffusion’s Chief Medical Officer, Dr. Jones is also the Fiona and Stanley Druckenmiller Endowed Professor for Lung Cancer Research and Chief of Thoracic Surgery at Memorial Sloan-Kettering Cancer Center in New York, NY, a position he has held since 2013. From 2007 to 2013, Dr. Jones was Professor of Surgery and Division Chief of Thoracic & Cardiovascular Surgery at the University of Virginia. In addition to his clinical practice, Dr. Jones has published more than 220 scientific articles, authored or co-authored over 35 book chapters, and served as Principal Investigator or Co-Investigator of over 30 clinical trials. Dr. Jones received an undergraduate degree in chemistry and an M.D. from West Virginia University, and completed his thoracic surgery residency and postdoctoral research fellowship in molecular oncology at the University of North Carolina - Chapel Hill.

Ben Shealy – Mr. Shealy serves as our Senior Vice President – Finance and Treasurer. Mr. Shealy was appointed Senior Vice President – Finance and Treasurer in connection with the completion of the Merger. Mr. Shealy has served as Diffusion LLC’s Senior Vice President – Finance and Treasurer, since December 2015, and prior to that had served as Diffusion LLC’s Chief Financial Officer since 2004. Prior to joining Diffusion LLC, Mr. Shealy spent more than 20 years in the financial management industry focusing on private and public corporate financings, including serving as the Vice President of REBAR Inc. and positions with Donaldson, Lufkin & Jenrette, Prudential-Bache Capital Funding and the John Hancock Derivatives Group. Mr. Shealy received a B.S. in accounting from San Jose State University, an M.B.A. in finance from Columbia University and is a CFA Charter holder.

Robert Adams – Mr. Adams serves as one of our directors. Mr. Adams was appointed a director in connection with the completion of the Merger after serving as a director of Diffusion LLC from 2002 to January 2016. Prior to his retirement in 2015, Mr. Adams was a partner in the intellectual property law firm of Nixon & Vanderhye P.C, where he had practiced for over 25 years, focusing on patent litigation and international patent licensing and negotiations. During that time period, Mr. Adams was lead litigation counsel in more than 50 major intellectual property lawsuits, where he directly handled, for example, all intellectual property valuations and settlements on behalf of his U.S. and foreign clients. Moreover, Mr. Adams served as the head negotiator for a well-known Japanese consumer products company for 15 years in various complicated licensing situations. Those negotiations typically involved the cross-licensing of up to hundreds of U.S. and foreign patent rights. His lead licensing activities on behalf of that client included, among other things, multi-year negotiations with Texas Instruments, Advanced Micro Devices and Freescale. Mr. Adams received a B.A. from the University of Maryland and a J.D. from George Washington University (with honors), and is a member of the Virginia State Bar.

Thomas Byrne – Mr. Byrne serves as one of our directors. Mr. Byrne was appointed a director in connection with the completion of the Merger. Mr. Byrne served as a director of Diffusion LLC from 2001 to January 2016, and has served as its Secretary and Director of Patent Strategy since 2007. Prior to joining Diffusion LLC, Mr. Byrne served in in-house counsel positions at both Genentech Inc. and Amgen Inc., where he co-invented the erythropoiesis stimulating agent darbepoietin alpha (Aranesp®). From 1992 to 2000, he was a partner in the intellectual property law firm of Nixon and Vanderhye P.C. Mr. Byrne also currently acts as a consultant for start-up biotechnology companies on intellectual property, contract and business issues. He received a B.S. in chemical engineering and nuclear engineering, as well as a J.D., from the University of Virginia, and an M.S. in biochemical engineering from Yale University.

Mark T. Giles – Mr. Giles serves as one of our directors. Mr. Giles was appointed a director in connection with the completion of the Merger after serving as a director of Diffusion LLC from 2008 to January 2016. Since July 2007, Mr. Giles has been the sole managing member of Panda Holdings, LLC, which engages in the investment and management of private capital. Prior to joining Panda Holdings, Mr. Giles served as the Chief Executive Officer and Chairman of Virginia National Bank from July 1998 until December 2011. Prior to joining Virginia National Bank, Mr. Giles also served as the president of two publicly traded bank holding companies and subsidiary banks in Texas, practiced law with the banking group of a Houston law firm and served as the Chairman of VNBTrust. He is a founding director of Walk2Campus Properties, LLC, and chairs the boards of Relay Foods, Inc. and Expedition Trust Company. He also serves on the boards of The Paramount Theater Foundation and The Paramount Theater Operating Company, the Thomas Jefferson Area United Way and the Computers4Kids Program. He also serves on the Medical Affairs Board and Finance Committee of Martha Jefferson Hospital. Mr. Giles received a B.S. from the McIntire School of Commerce at the University of Virginia and a J.D. from the University of Virginia School of Law.

Alan Levin – Mr. Levin serves as one of our directors. Mr. Levin was appointed a director in connection with the completion of the merger. Mr. Levin served as a director of Diffusion LLC from June 2015 to January 2016. He previously served as Executive Vice President and Chief Financial Officer of Endo Health Solutions Inc. (“Endo”), a global specialty healthcare company, from June 2009 until his retirement in September 2013. Prior to joining Endo, Mr. Levin worked with Texas Pacific Group, a leading private equity firm, and one of their start-up investments. Before that, he was Senior Vice President and Chief Financial Officer of Pfizer, Inc. where he worked for 20 years in a variety of executive positions of increasing responsibility, including Treasurer and Senior Vice President of Finance & Strategic Management for the company’s research and development organization. Mr. Levin received a bachelor’s degree from Princeton University and a master’s degree from New York University’s Stern School of Business. Mr. Levin is a certified public accountant. He is a member of the Board of Directors of Aceto Corp, a NASDAQ-traded company specialized in generics and pharmaceutical intermediate products. He is also a member of the Advisory Board of Auven Therapeutics, a private equity fund; and the Critical Path Institute, a nonprofit collaboration between the Food and Drug Administration and pharmaceutical industry participants focused on streamlining and accelerating the development and regulatory pathways for innovative medicines.

Corporate Information and History

We are a Delaware corporation that was originally incorporated in the State of Nevada on January 10, 1995. We reincorporated into the State of Delaware on June 18, 2015. In 2013, as part of an effort to reposition our company at that time as a specialty biopharmaceutical company, our Board of Directors authorized management to pursue acquisition opportunities in the life sciences sector. In November 2013, we completed the acquisition of Canterbury Laboratories, LLC (“Canterbury”) and Hygeia Therapeutics, Inc. On March 7, 2014, we effected a reverse stock split of one-for-100 of our common stock. All share and per share amounts in this report have been adjusted to reflect the one-for-100 reverse split of outstanding common stock. On March 28, 2014, we completed the acquisition of Paloma Pharmaceuticals, Inc. (“Paloma”) and VasculoMedics, Inc. These acquisitions are described in more detail in the notes to our consolidated financial statements. On January 8, 2016, we acquired Diffusion LLC in connection with the Merger to create a clinical-stage biotechnology company focused on developing therapeutics primarily for the treatment of certain cancers.

Our corporate headquarters are located at 2020 Avon Court, #4, Charlottesville, Virginia 22902, our telephone number is (434) 220-0718, and our Internet web site address is www.diffusionpharma.com. The information contained on our web site or connected to our web site is not incorporated by reference into and should not be considered part of this annual report on Form 10-K.

Available Information

We make available, free of charge and through our Internet web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available, free of charge and through our Internet web site, to any shareholder who requests, the charters of our board committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Requests for copies can be directed to Investor Relations at (434) 220-0718.

Cautionary Note Regarding Forward-Looking Statements

 This Annual Report on Form 10-K (this "Annual Report") includes forward-looking statements. We may, in some cases, use terms such as "believes," "estimates," "anticipates," "expects," "plans," "intends," "may," "could," "might," "will," "should," "approximately" or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, our intellectual property position, the degree of clinical utility of our products, particularly in specific patient populations, our ability to develop commercial functions, expectations regarding clinical trial data, our results of operations, cash needs, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the success and timing of our preclinical studies and clinical trials;

•	the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain;

•	our plans and ability to develop and commercialize our product candidates;

•	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

•	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

•	regulatory developments in the United States and foreign countries;

•	the rate and degree of market acceptance of any of our product candidates;

•	our ability to obtain additional financing;

•	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	recently enacted and future legislation regarding the healthcare system;

•	the success of competing products that are or become available; and

•	the performance of third parties, including contract research organizations and manufacturers.

You should also read carefully the factors described in the "Risk Factors" section of this Annual Report and elsewhere to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward- looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

Any forward-looking statements that we make in this Annual Report speak only as of the date of such statement, and, except as required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 1A.	RISK FACTORS

The following are significant factors known to us that could materially harm our business, operating results or financial condition or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report:

Risks Related to Our Financial Needs

We have incurred significant losses since our inception and have a history of net losses and negative cash flow from operations.

        We are a clinical-stage biotechnology company and, as a result, we have a limited operating history and there is little historical basis upon which to assess how we will respond to competitive or economic challenges or other challenges to our business. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by similarly situated companies.

We have generated substantial net losses and negative cash flow from operations since our inception, and we continue to incur significant research, development and other expenses related to our ongoing operations for other product candidates. We expect to incur losses and negative cash flow for the foreseeable future. Our ability to generate sufficient revenues from our other product candidates, if approved, will depend on numerous factors described in the following risk factors. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future have had and will continue to have an adverse effect on our stockholders' equity.

We currently generate no revenue from the sale of products and may never become profitable.

        To date, we have not generated any revenues from our product candidates. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when any of these products will generate revenue for us, if at all. Our ability to generate revenue from our current products or future product candidates also depends on a number of additional factors, including our ability to:

• successfully complete development activities, including the necessary clinical trials;

• complete and submit NDAs to the FDA and obtain regulatory approval for indications for which there is a commercial market;

• complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

• develop a commercial organization capable of sales, marketing and distribution for the products we intend to sell ourselves in the markets in which we have retained commercialization rights; and

• find suitable distribution partners to help us market, sell and distribute our approved products in other markets.

        In addition, because of the numerous risks and uncertainties associated with product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to complete the process described above, we anticipate incurring significant costs associated with commercializing these products.

      If we require additional capital to fund our operations and we fail to obtain necessary financing, we may be unable to complete the development and commercialization of our product candidates.

        Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. We believe that our existing cash will be sufficient to fund our projected operating requirements into the third quarter of 2016. However, we may require additional capital for the further development and commercialization of our product candidates and may also need to raise additional funds sooner in order to accelerate development of our product candidates.

        We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. We also could be required to:

• seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

• relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

• the initiation, progress, timing, costs and results of clinical trials for our product candidates and any future product candidates we may in-license;

• the clinical development plans we establish for these product candidates;

• the number and characteristics of product candidates that we in-license and develop;

• the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

• the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

• the effect of competing technological and market developments; and

• the cost and timing of completion of becoming a commercial organization.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

        We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic partnerships and alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders' ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern in their report.

        In its report on our consolidated financial statements for the year ended December 31, 2015, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A "going concern" opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations without continuing infusions of capital from external sources. This opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans.

        We currently have no sources of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Risks Related to Development, Regulatory Approval and Commercialization

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, which include products primarily for the treatment of glioblastoma multiforme, pancreatic cancer and brain metastases.

Our portfolio of product candidates includes trans sodium crocetinate (TSC), which is a novel small molecule that re-oxygenates hypoxic tissue, enhancing the efficacy of radiation and chemotherapy without harmful side effects poised to enter Phase III clinical development for glioblastoma multiforme. In addition, our TSC may have potential applications in pancreatic cancer and brain metastases. The success of our business, including our ability to finance our company and generate any revenue in the future, primarily will depend on the successful development, regulatory approval and commercialization of our product candidates. In the future, we may also become dependent on one or more of other product candidates or any future product candidates that we may in-license, acquire or develop.

The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

●	timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

●

whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

●	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities, the safety and efficacy of our product candidates or any future product candidates;

●	the prevalence, duration and severity of potential side effects experienced with our product candidates or future approved products, if any;

●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●

achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our product candidates or any future product candidates or approved products, if any;

●

the ability of third parties with whom we contract to manufacture clinical trial and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;

●	a continued acceptable safety profile during clinical development and following approval of our product candidates or any future product candidates;

●

our ability to successfully commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●

acceptance by physicians and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

●	our and our partners’ ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates;

●	our and our partners’ ability to avoid third-party patent interference or intellectual property infringement claims; and

●	our ability to in-license or acquire additional product candidates or commercial-stage products that we believe can be successfully developed and commercialized.

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

Clinical drug development for our product candidates is very expensive, time-consuming, difficult to design and implement and its outcome is inherently uncertain. Before obtaining regulatory approval for the commercial sale of a product candidate, we must demonstrate through clinical trials that a product candidate is both safe and effective for use in the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. Our product candidates are in early stages of development. We expect that clinical trials for these product candidates will take several years, but may take significantly longer than expected to complete. In addition, we, any partner with which we may in the future collaborate, the FDA, an IRB or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:

●	discovery of serious or unexpected toxicities or side effects experienced by study participants or other safety issues;

●	lack of effectiveness of any product candidate during clinical trials or the failure of our product candidates to meet specified endpoints;

●

slower than expected rates of subject recruitment and enrollment rates in clinical trials resulting from numerous factors, including the prevalence of other companies’ clinical trials for their product candidates for the same indication, or clinical trials for indications for which patients do not as commonly seek treatment;

●

difficulty in retaining subjects who have initiated a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

●	difficulty in obtaining IRB approval for studies to be conducted at each site;

●	delays in manufacturing or obtaining, or inability to manufacture or obtain, sufficient quantities of materials for use in clinical trials;

●	inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;

●	changes in applicable laws, regulations and regulatory policies;

●

delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical regulatory organizations (“CROs”) clinical trial sites and other third-party contractors;

●	inability to add a sufficient number of clinical trial sites;

●	uncertainty regarding proper dosing;

●	failure of our CROs or other third-party contractors to comply with contractual and regulatory requirements or to perform their services in a timely or acceptable manner;

●

failure by us, our employees, our CROs or their employees or any partner with which we may collaborate or their employees to comply with applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security and recordkeeping for drug products;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	insufficient data to support regulatory approval;

●	inability or unwillingness of medical investigators to follow our clinical protocols; or

●	difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data.

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

We may be unable to obtain regulatory approval for TSC for the indications of which we are seeking or our other future product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize any of our current or future product candidates. The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export, and reporting of safety and other post-market information related to our drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries, and such regulations differ from country to country. We are not permitted to market any of our current product candidates in the United States until we receive approval of an NDA or other applicable regulatory filing from the FDA. We are also not permitted to market any of our current product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries.

To gain approval to market a new drug, such as TSC, the FDA and foreign regulatory authorities must receive preclinical and clinical data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA or other applicable regulatory filing. The development and approval of new drug products involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct.

The FDA and foreign regulatory bodies have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons, including:

●	the FDA or the applicable foreign regulatory body may disagree with the design or implementation of one or more clinical trials;

●

the FDA or the applicable foreign regulatory body may not deem a product candidate safe and effective for its proposed indication, or may deem a product candidate’s safety or other perceived risks to outweigh its clinical or other benefits;

●

the FDA or the applicable foreign regulatory body may not find the data from preclinical studies and clinical trials sufficient to support approval, or the results of clinical trials may not meet the level of statistical or clinical significance required by the FDA or the applicable foreign regulatory body for approval;

●

the FDA or the applicable foreign regulatory body may disagree with our interpretation of data from preclinical studies or clinical trials performed by us or third parties, or with the interpretation of any partner with which we may collaborate;

●	the data collected from clinical trials may not be sufficient to support the submission of an NDA or other applicable regulatory filing;

●	the FDA or the applicable foreign regulatory body may require additional preclinical studies or clinical trials;

●	the FDA or the applicable foreign regulatory agency may identify deficiencies in the formulation, quality control, labeling or specifications of our current or future product candidates;

●	the FDA or the applicable foreign regulatory agency may require clinical trials in pediatric patients in order to establish pharmacokinetics or safety for this more drug-sensitive population;

●	the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials;

●

the FDA or the applicable foreign regulatory agency also may approve our current or any future product candidates for a more limited indication or a narrower patient population than we originally requested;

●	the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates;

●	the FDA or the applicable foreign regulatory body may not approve of the manufacturing processes, controls or facilities of third-party manufacturers or testing labs with which we contract; or

●	the FDA or the applicable foreign regulatory body may change its approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval.

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

The commercial success of any of our current or future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications, and may not be commercially successful. The degree and rate of physician and patient adoption of our current or future product candidates, if approved, will depend on a number of factors, including:

●	the clinical indications for which the product is approved and patient demand for approved products that treat those indications;

●	the effectiveness of our product as compared to other available therapies;

●	the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors for any of our product candidates that may be approved;

●	the cost of treatment with our product candidates in relation to alternative treatments and willingness to pay for the product, if approved, on the part of patients;

●	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

●	physician and patient willingness to adopt a new therapy over other available therapies to treat approved indications;

●	overcoming any biases physicians or patients may have toward particular therapies for the treatment of approved indications;

●	proper training and administration of our product candidates by physicians and medical staff;

●	patient satisfaction with the results and administration of our product candidates and overall treatment experience;

●	the willingness of patients to pay for certain of our product candidates relative to other discretionary items, especially during economically challenging times;

●	the revenue and profitability that our product candidate may offer a physician as compared to alternative therapies;

●	the prevalence and severity of side effects;

●	limitations or warnings contained in the FDA-approved labeling for our product candidates;

●	any FDA requirement to undertake a REMS;

●	the effectiveness of our sales, marketing and distribution efforts;

●	adverse publicity about our product candidates or favorable publicity about competitive products; and

●	potential product liability claims.

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

Even after we or our partners achieve U.S. regulatory approval for a product candidate, if any, we or our partners will be subject to continued regulatory review and compliance obligations. For example, with respect to our product candidates, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials or a REMS, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product candidates. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and with the FDA’s GCP requirements and good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical and preclinical development, and for any clinical trials that we conduct post-approval. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●	impose restrictions on the marketing or manufacturing of the product, suspend or withdraw product approvals or revoke necessary licenses;

●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

●

require us or our partners to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

●	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;

●	commence criminal investigations and prosecutions;

●	impose injunctions, suspensions or revocations of necessary approvals or other licenses;

●	impose other civil or criminal penalties;

●	suspend any ongoing clinical trials;

●	delay or refuse to approve pending applications or supplements to approved applications filed by us or our potential partners;

●	refuse to permit drugs or precursor chemicals to be imported or exported to or from the United States;

●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

●	seize or detain products or require us or our partners to initiate a product recall.

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

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our product candidates after obtaining U.S. or foreign regulatory approval or other products with the same or related active ingredients, a number of potentially negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the product;

●	regulatory authorities may require a recall of the product or we or our potential partners may voluntarily recall a product;

●	regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the product label or field alerts to physicians and pharmacies;

●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a REMS;

●	we may have limitations on how we promote the product;

●	we may be required to change the way the product is administered or modify the product in some other way;

●	the FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

●	sales of the product may decrease significantly;

●	we could be sued and held liable for harm caused to patients; and

●	our brand and reputation may suffer.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us or our potential partners from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

Because the results of preclinical studies and early-stage clinical trials are not necessarily predictive of future results, any product candidate we advance into additional clinical trials may not continue to have favorable results or receive regulatory approval.

    Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Many companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after reporting promising results in earlier clinical trials. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety or otherwise provide adequate information to result in regulatory approval to market any of our product candidates in any particular jurisdiction. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be compromised.

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

In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	withdrawal of clinical trial participants;

●	termination of clinical trial sites or entire trial programs;

●	the inability to commercialize our product candidates;

●	decreased demand for our product candidates;

●	impairment of our business reputation;

●	product recall or withdrawal from the market or labeling, marketing or promotional restrictions;

●	substantial costs of any related litigation or similar disputes;

●	distraction of management’s attention and other resources from our primary business;

●	substantial monetary awards to patients or other claimants against us that may not be covered by insurance; or

●	loss of revenue.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of any partner with which we may collaborate. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which are expected to impact existing government healthcare programs and result in the development of new programs. The Affordable Care Act, among other things, (1) increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to certain individuals enrolled in Medicaid managed care organizations, (2) established annual fees on manufacturers of certain branded prescription drugs and (3) enacted a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

●

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

●

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

●

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

●

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

●

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

●

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

Because we currently rely on a sole supplier to manufacture the active pharmaceutical ingredients of certain of our product candidates, any production problems with our supplier could adversely affect us.

We have relied upon supply agreements with third parties for the manufacture and supply of the bulk active pharmaceutical ingredients used in certain of our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon a single source as the sole manufacturer of our supply of APIs for certain of our product candidates Although we have identified alternate sources for these supplies, it would be time-consuming and costly to qualify these sources. Since we currently obtain our API from our manufacturers on a purchase-order basis, either we or our suppliers may terminate our arrangements, without cause, at any time without notice. If our suppliers were to terminate our arrangements or fail to meet our supply needs we might be forced to delay our development .

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

Manufacturing and supply of APIs, other substances and materials and finished drug products is technically challenging. Changes beyond our direct control can impact the quality, volume, price and successful delivery of our product candidates and can impede, delay, limit or prevent the successful development and commercialization of our product candidates. Mistakes and mishandling are not uncommon and can affect successful production and supply. Some of these risks include:

●	failure of our manufacturers to follow cGMP requirements or mishandling of product while in production or in preparation for transit;

●	inability of our contract suppliers and manufacturers to efficiently and cost-effectively increase and maintain high yields and batch quality, consistency and stability;

●	difficulty in establishing optimal drug delivery substances and techniques, production and storage methods and packaging and shipment processes;

●	transportation and import/export risk, particularly given the global nature of our supply chain;

●	delays in analytical results or failure of analytical techniques that we depend on for quality control and release of product;

●

natural disasters, labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations of our contract manufacturers and suppliers; and

●	latent defects that may become apparent after product has been released and which may result in recall and destruction of product.

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

Our need to manage our operations, growth and various projects effectively requires that we:

●	continue to improve our operational, clinical, financial, management and regulatory compliance controls and reporting systems and procedures;

●	attract and retain sufficient numbers of talented employees;

●	manage our preclinical and clinical trials effectively;

●	manage our third-party supply and manufacturing operations effectively and in a cost-effective manner, while increasing production capabilities for our current product candidates to commercial levels;

●	manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties;

●	manage our commercialization activities for our product candidates effectively and in a cost-effective manner; and

●	establish and maintain relationships with development and commercialization partners.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, clinical, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our Chief Executive Officer, Chief Scientific Officer and our Senior Vice President – Finance and Treasurer, certain consultants and members of our Board of Directors who are well known and respected in our industry. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the Charlottesville, Virginia area where we are headquartered. We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

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

If we implement a strategy to in-license and acquire product candidates, we may in-license and acquire commercial-stage products or engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions entail numerous potential operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;

●	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

●	substantial acquisition and integration costs;

●	write-downs of assets or impairment charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	impairment of relationships with key suppliers, partners or customers of any acquired businesses due to changes in management and ownership; and

●	inability to retain our key employees or those of any acquired businesses.

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

Our operations will be limited primarily to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. From time to time, we may enter into collaboration agreements and license agreements with other companies that include development funding and significant upfront and milestone expenditures and payments, and we expect that amounts earned from or paid pursuant to these agreements will be a significant source of our capital expenditures and an important source of our revenue. Accordingly, our revenue and profitability may depend on development funding and the achievement of development and clinical milestones under potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our Board of Directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	delays in the commencement, enrollment and the timing of clinical testing for our product candidates;

●

the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

●	the cost of manufacturing our product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;

●	our ability to obtain additional funding to develop our product candidates;

●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

●	the level of demand for our product candidates, should they receive approval, which may vary significantly;

●	potential side effects of our product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our product candidates, if approved;

●	our dependency on third-party manufacturers to supply or manufacture our product candidates;

●	our ability to establish an effective sales, marketing and distribution infrastructure in a timely manner;

●	market acceptance of our product candidates, if approved, and our ability to forecast demand for those product candidates;

●	our ability to receive approval and commercialize our product candidates outside of the United States;

●	our ability to establish and maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	costs related to and outcomes of potential litigation or other disputes;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively;

●	our ability to maintain adequate insurance policies; and

●	future accounting pronouncements or changes in our accounting policies.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur significant costs.

In connection with our research and development activities and our manufacture of materials and product candidates, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

Our ability to utilize our net operating loss (“NOL”) carryforwards and research and development income tax credit carryforwards may be limited.

As of December 31, 2015, RestorGenex had NOL carryforwards available to reduce future taxable income, if any, for income tax purposes of $63.0 million. If not utilized, the federal and California NOL carryforwards will begin expiring during the year ended December 31, 2021. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that our recent merger, as well as the acquisitions RestorGenex effected at the end of 2013 and beginning of 2014 and other transactions that have occurred over the past three years, may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in Charlottesville, Virginia. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our contract manufacturers’ and suppliers’ facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, earthquakes, fires, explosions or large-scale accidents or power outages, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners, manufacturers or the economy as a whole. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the regulatory approval, manufacture, distribution or commercialization of our product candidates, our business, financial condition, operating results and prospects would suffer.

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

Competitors in the fields of oncology have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not have outstanding issued patents covering all of the recent developments in our technology and we are unsure of the patent protection that we will be successful in obtaining, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our product candidates.

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

The degree of future protection of our proprietary rights is uncertain. Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	the patents of others may have an adverse effect on our business;

●	any patents we obtain or our licensors’ issued patents may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

●	any patents we obtain or our in-licensed issued patents may not be valid or enforceable; and

●	we may not develop additional proprietary technologies that are patentable.

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

For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act (“AIA”) was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office (“USPTO”) is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. To date, no litigation asserting infringement claims has been brought against us. If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

●

substantial damages for infringement, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

●	a court prohibiting us from selling or licensing the product or using the technology unless the third party licenses its intellectual property rights to us, which it is not required to do;

●	if a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our products or technologies; and

●	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

Because we may in the future rely on certain third-party licensors and partners, if one of those licensors or partners is sued for infringing a third party’s intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we were sued directly. In addition to facing litigation risks, we may agree in the future to indemnify certain third-party licensors and partners against claims of infringement caused by our proprietary technologies, and we may enter into cost-sharing agreements with some our licensors and partners that could require us to pay some of the costs of patent litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.

The occurrence of any of the foregoing could adversely affect our business, financial condition or operating results.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property which could be expensive and time-consuming.

Competitors may infringe our intellectual property, including our patents. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied. An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly or amended such that they do not cover our product candidates. Moreover, such adverse determinations could put our patent applications at risk of not issuing, or issuing with limited and potentially inadequate scope to cover our product candidates or to prevent others from marketing similar products.

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

The trading volume and prices of our common stock have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. During 2015, the sale price of RestorGenex common stock ranged from $0.40 per share to $3.75 per share, as reported by the OTCQX. Since the completion of the merger and through March 21, 2016, the sale price of our common stock has ranged from $1.70 per share to $0.85 per share, as reported by the OTCQX. Such volatility may be the result of broad market and industry factors. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for factors specific to our own operations, many of which are beyond our control, including:

●	the results of our clinical trials and preclinical studies;

●	the clinical results of our competitors or potential competitors;

●	the development status of our product candidates, including whether any of our product candidates receive regulatory approval;

●	the success of, and fluctuations in, the commercial sales of products approved for commercialization, if any;

●	regulatory or legal developments in the United States and foreign countries;

●	the execution of our partnering and manufacturing arrangements;

●	our execution of any collaboration, co-promotion, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

●

variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;

●	variations in the level of expenses related to our commercialization activities, if any product candidates are approved;

●	the performance of third parties on whom we rely for clinical trials, manufacturing, marketing, sales and distribution, including their ability to comply with regulatory requirements;

●	overall performance of the equity markets;

●	changes in operating performance and stock market valuations of other pharmaceutical companies;

●	market conditions or trends in our industry or the economy as a whole;

●

the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, capital commitments, intellectual property, litigation or other disputes impacting us or our business;

●	developments with respect to intellectual property rights;

●	our commencement of, or involvement in, litigation;

●	FDA or foreign regulatory actions affecting us or our industry;

●	changes in the structure of healthcare payment systems;

●	financial or other forward-looking guidance we may provide to the public, any changes in these projections or our failure to meet these projections;

●

changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

●	ratings downgrades by any securities analysts who follow our common stock;

●	the listing or lack of listing of our common stock on a national securities exchange;

●	the development and sustainability of an active trading market for our common stock;

●	the size of our market float;

●	the expiration of market standoff or contractual lock-up agreements and future sales of our common stock by our officers, directors and significant stockholders;

●	recruitment or departure of key personnel;

●	changes in accounting principles;

●	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

●	any other factors discussed in this report.

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

Our common stock trades on the OTCQX and may be considered a “penny stock,” which may result in difficulty for our stockholders to sell shares of our common stock.

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

We are the result of a “reverse merger” with a shell entity in 2008, resulting in certain limitations on the ability of our stockholders to use the Rule 144 safe harbor under the Securities Act of 1933, as amended, for resales of our common stock.

As we were party to a “reverse merger” with a shell entity in 2008, resale of shares of our common stock under Rule 144 may be limited. The use of Rule 144 is one of the most common methods of selling restricted shares. Rule 144(i) pertains to shares issued by a former shell company . Under Rule 144(i), sales of shares may only be made under certain conditions, including that we are current with respect to certain filings required under the federal securities laws. As a result, permission to remove a restrictive legend on shares of our common stock may be granted under more limited circumstances compared to an issuer that is not a former shell company.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”), or any required subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2015. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

In addition, as the Merger was completed after the date of this report on January 8, 2016, we were not required to and have not yet evaluated our internal control systems on a consolidated basis following our business combination with Diffusion LLC. We are currently integrating our business processes and information systems, including internal controls, with those of Diffusion LLC. This work began immediately upon completion of the Merger and will continue throughout calendar year 2016.   Under current law, we will be required to complete such evaluation and include the report of management in our annual report for the fiscal year ending December 31, 2016.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

        We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

        These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We incur significant costs as a result of our public company status and devote substantial management time to operating as a public company.

As a public company, we incur significant legal, accounting and other expenses to comply with the reporting requirements of the Exchange Act and applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, our management and other personnel devote significant time and attention to these public company requirements, which diverts their time attention from operational and other business matters.

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

Our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates, beneficially own, in the aggregate, 30.1 percent of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

●	delaying, deferring or preventing a change of control of us;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Delaware law and provisions in our restated articles of incorporation and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

The anti-takeover provisions under Delaware corporate law may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with stockholders owning in excess of 15 percent of our outstanding voting stock for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated articles of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

●

provide that only our Board of Directors will have the right to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

●	provide that only our Chairman of the Board, our Chief Executive Officer or a majority of our Board of Directors will be authorized to call a special meeting of stockholders;

●

authorize the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval, and which may include rights superior to the rights of the holders of common stock;

●	provide that our Board of Directors is expressly authorized to make, alter or repeal our bylaws; and

●	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

None.

Item 2.	PROPERTIES

Our principal executive office is located in a leased facility in Charlottesville, Virginia, where we lease approximately 5,000 square feet of office space for approximately $5,500 per month. We lease this space on a month-to-month basis. In addition, as a result of the Merger, we have additional executive office space located in a leased facility in Buffalo Grove, Illinois, where we lease approximately 2,900 square feet of office space for approximately $6,000 per month. The lease for this space expires in February 2018; however, we are currently marketing this space in order to terminate our lease obligation beginning April 1, 2016. We consider our leased properties suitable and adequate for our current and immediately foreseeable needs.

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

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, our former Chief Executive Officer under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, we filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to our petition to compel arbitration and a motion to stay the action. After a hearing for the petition and motion on April 14, 2015, the Court granted our petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. No arbitration hearing has yet been scheduled. We believe this matter is without merit and intend to defend the arbitration vigorously. Because this matter is in an early stage, we are unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on our operations. Depending on the outcome or resolution of this matter, it could have a material effect on our financial statements.

On September 21, 2015, David Schmidt, a member of Diffusion, filed suit (the “Complaint”) in the Circuit Court for Albemarle County (Virginia), which is proceeding as Case. No.  CL15-791, David G. Schmidt v. Diffusion Pharmaceuticals, LLC.  The primary claim asserted in the Complaint is a claim for breach of contract, with Mr. Schmidt asserting that Diffusion breached the terms of a $1.5 million convertible promissory note, dated December 15, 2009, which he elected to fully convert into membership units on the same day at the contractual per-unit conversion price of $3.50.  Mr. Schmidt alleges that the anti-dilution provisions of the convertible promissory note and certain terms of the operating agreement entitle him to convert his note at the conversion price of $1 per unit, which was the conversion price that Diffusion subsequently renegotiated in 2012 with other noteholders who had not converted their notes.  Mr. Schmidt contends that if he had converted his note at $1 per unit instead of $3.50 per unit, he would have received an additional 1,071,432.50 units.  His claim for relief is an award of specific performance requiring Diffusion to issue him an additional 1,071,432.50 units or to pay damages equal to the value of such units.  Mr. Schmidt also asserts tort claims for breach of fiduciary duty and conversion, together with a claim for unjust enrichment.  These claims are all based on the alleged breaches of contract underpinning his claim for breach of contract.

Diffusion filed a Demurrer asking the court to dismiss the Complaint for failing to state a viable cause of action.  Diffusion maintains that neither the convertible promissory note nor the operating agreement entitle Mr. Schmidt to receive a lower conversion price that was negotiated with other noteholders after he elected to convert his notes. Diffusion also seeks dismissal of the other claims on various grounds, including the economic loss rule (which generally prohibits tort claims arising out of a breach of contract) and the statute of limitations. A hearing on Diffusion’s Demurrer was held on March 14, 2016, at which hearing the claim was dismissed for failing to state a viable cause of action.  Mr. Schmidt has up to 21 days to file an amended, restated complaint. Management and legal counsel for Diffusion are of the opinion that the plaintiff’s claim is without merit and Diffusion will prevail in defending the suit. Diffusion is unable to estimate the possible loss or range of loss should Diffusion not prevail in defending the suit.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

________________

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Prior to the Merger, our common stock was quoted on the OTCQX marketplace of the OTC Market Groups, under the symbol “RESX.” Effective January 25, 2016, our trading symbol changed to “DFFN.” The following table sets forth the high and low daily sale prices for RestorGenex common stock, as quoted by the OTCQX, for each calendar quarter during 2015 and 2014. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2015	High	Low

First Quarter	$3.75	$2.35
Second Quarter	3.05	1.65
Third Quarter	1.75	0.80
Fourth Quarter	2.60	0.40

2014	High	Low

First Quarter	$10.20	$2.00
Second Quarter	6.20	3.82
Third Quarter	4.18	3.01
Fourth Quarter	4.50	2.88

Number of Record Holders

As of March 21, 2016, there were 1,140 record holders of our common stock.

Dividends

To date, we have not declared or paid any cash dividends on our common stock and do not intend to do so in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Equity Securities

During the fourth quarter ended December 31, 2015, we did not issue or sell any RestorGenex equity securities without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the fourth quarter of 2015, we did not purchase any shares of RestorGenex common stock or other RestorGenex equity securities.

Our Board of Directors has not authorized any repurchase plan or program for the purchase of shares of our common stock or other securities on the open market or otherwise.

Item 6.	SELECTED FINANCIAL DATA

Item 6 is not applicable to us as a smaller reporting company and has been omitted.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

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

For accounting purposes, the Merger is treated as a “reverse acquisition” under generally acceptable accounting practices in the United States (“U.S. GAAP”) and Diffusion LLC is considered the accounting acquirer. Accordingly, Diffusion LLC’s historical results of operations will replace the Company’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s financial statements. However, because the Merger was not completed until January 8, 2016, after the period of this report, unless the context otherwise requires, this Management’s Discussion and Analysis is with respect to the legacy RestorGenex business and does not include a discussion and analysis of the business of Diffusion LLC for the year ended December 31, 2015. The first periodic report that will includes results of operations for Diffusion LLC will be our quarterly report on Form 10-Q for the quarter ending March 31, 2016.

We are a clinical stage biotechnology company focused on extending the life expectancy of cancer patients by improving the effectiveness of current standard-of-care treatments, including radiation therapy and chemotherapy. We are developing our lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in the many cancer types in which tumor oxygen deprivation (“hypoxia”) is known to diminish the effectiveness of current treatments. TSC is designed to target the cancer’s hypoxic micro-environment, re-oxygenating treatment-resistant tissue and making the cancer cells more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. Our lead development programs target TSC against cancers known to be inherently treatment-resistant, including brain cancers and pancreatic cancer. A Phase 1/2 clinical trial of TSC combined with first-line radiation and chemotherapy in patients newly diagnosed with primary brain cancer (“glioblastoma” or “GBM”) was completed in 2015. This trial provided evidence of efficacy and safety in extending overall survival without the addition of toxicity. Based on these results, an End-of-Phase 2 meeting was held with the U.S. Food and Drug Administration (“FDA”) in August 2015, resulting in agreement on the design of a single 400 patient pivotal Phase 3 registration study which, if successful, would be sufficient to support approval. Discussions with the FDA regarding extension of the TSC development program from first line GBM into first-line pancreatic cancer treatment are currently underway. TSC has been granted Orphan Drug designation for the treatment of GBM.

Recent Development -- Diffusion/RestorGenex Merger

On January 8, 2016, we completed the Merger. In connection with the Merger, the Company issued to the holders of outstanding units of Diffusion LLC an aggregate of approximately 82.9 million shares of Common Stock and, as a result, immediately following the completion of the Merger, the former equity holders of Diffusion LLC owned approximately 84.1% of our Common Stock and the stockholders of RestorGenex immediately prior to the Merger owned approximately 15.9% of the Common Stock, in each case, on a fully-diluted basis (subject to certain exceptions and adjustments).  Also in connection with the Merger, the pre-Merger directors and officers of the Company tendered their resignations and the pre-Merger directors and officers of Diffusion LLC were appointed as the new directors and officers of the Company, and our corporate headquarters moved from Buffalo Grove, Illinois to Charlottesville, Virginia. Following the completion of the Merger, the Company changed its corporate name from “RestorGenex Corporation” to “Diffusion Pharmaceuticals Inc.” and changed the trading symbol of the Company’s common stock from “RESX” to “DFFN.”

At the effective time of the Merger, each outstanding unit of membership interest of Diffusion LLC (collectively, “Diffusion units”) was converted into the right to receive 3.652658 shares of RestorGenex common stock, as determined pursuant to the terms of the merger agreement (“exchange ratio”). Also at the effective time of the Merger, $1,125,000 of Diffusion convertible notes were outstanding and the rights of the holders of each outstanding convertible promissory note convertible into Diffusion units (“Diffusion convertible notes”) was converted into the right to convert such securities into a number of shares of RestorGenex common stock equal to the number of Diffusion units such Diffusion convertible note would be convertible into pursuant to its terms multiplied by the exchange ratio. In addition, at the effective time of the Merger and as a result of the Merger, all outstanding options to purchase Diffusion units were converted into and became options to purchase RestorGenex common stock on terms substantially identical to those in effect prior to the effective time, except for adjustments to the underlying number of shares and the exercise price based on the exchange ratio.

2015 Financial Summary

Our total working capital as of December 31, 2015 totaled $10,971,423, including $12,006,075 in cash and cash equivalents, compared to total working capital of $21,832,217, including $21,883,887 in cash and cash equivalents, as of December 31, 2014.

We recognized no revenues and our operating expenses were $23,827,032 during 2015 compared to operating expenses of $14,613,818 during 2014. The primary reason for the increase in our 2015 operating expenses over the prior year period was an $11,070,991 non-cash impairment of goodwill during 2015.

We expect to continue to recognize net losses for the foreseeable future. We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our lead product candidate, trans sodium crocetinate, for use in the treatment of glioblastoma multiforme, pancreatic cancer and brain metastases.

Results of Operations for Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

We recognized no revenues during 2015 and 2014. In light of the fact that we are a clinical stage biotechnology company, we do not anticipate recognizing any revenues for the immediate foreseeable future.

Operating Expenses

Operating expenses were $23,827,032 during 2015, representing an increase of 63%, from operating expenses of $14,613,818 during 2014. This increase was due primarily to a non-cash $11,070,991 goodwill impairment. In addition, the increase was also due to an increase in research and development expenses, an increase in general and administrative expenses, the recognition of former employee severance expense and expenses of RestorGenex associated with the Merger.

We recognized $3,852,973 in research and development expenses during 2015 compared to $2,860,658 in research and development expenses recognized during 2014. These research and development expenses relate solely to research and development expenses incurred by RestorGenex on its RES-529 and RES-440 product candidates. The increase in research and development expenses was a result of increased research and development activity of our technologies and product candidates during 2015. We expect that our research and development expenses will increase significantly in future periods compared to 2015 and prior year periods due to our anticipated efforts to advance the research and development of our lead product candidate, trans sodium crocetinate, for use in the treatment of glioblastoma multiforme, pancreatic cancer and brain metastases.

General and administrative expenses were $7,912,116 during 2015, representing an increase of 66% from $4,760,145 during 2014. This increase in general and administrative expenses was primarily a result of employee and director non-cash stock-based compensation expenses, the recognition of former employee severance expense and expenses of RestorGenex associated with the Merger.

Non-cash stock-based compensation expense, which is included in research and development expenses and general and administrative expenses, was $2,095,086 during 2015, representing an increase of 30% over non-cash stock-based compensation expense of $1,606,947 recognized in 2014.

We recognized a non-cash goodwill impairment of $11,070,991 during the third quarter of 2015. We considered certain triggering events when evaluating whether an interim goodwill impairment analysis was warranted at that time. Among these was a then significant long-term decrease in our market capitalization based on events specific to our operations at that time. Our market capitalization had decreased significantly during 2015 as our per share price had declined from $2.80 as of April 30, 2015 to $0.90 as of September 30, 2015. As of September 30, 2015, our market capitalization was approximately $16.7 million, falling to an amount significantly less than our stockholders’ equity at such time. In September 2015, management concluded that given the significant and sustained decrease in our share price to a level below our stockholders’ equity, combined with information on our fair value derived from strategic discussions with third parties during the third quarter of 2015, a triggering event requiring an interim assessment of goodwill impairment had occurred during the third quarter of 2015. Management performed the interim goodwill impairment assessment using a market approach to estimating the fair value of our company, using multiple inputs, some weighted heavier than others. The inputs included our market capitalization and other more heavily weighted unobservable inputs as to our fair value derived from our strategic discussions with third parties. The initial step one assessment indicated that it was likely our goodwill was impaired, and we proceeded to perform step two of our goodwill impairment assessment resulting in the conclusion that an impairment loss had occurred. We performed our annual goodwill impairment analysis at the end of 2015 and determined no further impairment. As such, our goodwill as of December 31, 2015 remained $985,000. During 2014, we recorded an impairment of our intangible assets of $6,670,345 due to our strategic decision in the fourth quarter of 2014 to focus our development efforts on RES-529 and RES-440 (for dermatology). The impairment charge consisted of $3,035,000 of impairment of one of our in-process research and development intangible assets and $3,635,345 of impairment of finite lived intangible assets.

We did not recognize any gains or losses on settlements in 2015. Gain on settlement of property damage was $243,592 during 2014. In July 2013, we received notice that a complaint for property damage had been filed by the Truck Insurance Exchange against us for $393,592 related to water damage incurred by a printing company on the ground floor of our former office space in Los Angeles. This complaint was settled for $150,000 in December 2014.

Depreciation and amortization was $23,269 during 2015, consisting solely of depreciation, compared with $566,262 during 2014. This decrease was primarily related to amortization expense in 2014 attributed to intangible assets, which, as discussed previously, were ultimately deemed to be fully impaired in the fourth quarter of 2014.

Loss on Settlement of Notes Payable

Loss on settlement of notes payable – related parties was $1,907,772 during 2014. During the second quarter of 2014, we issued shares of RestorGenex common stock and warrants to purchase shares of RestorGenex common stock to a then member of our Board of Directors in exchange for notes payable in the aggregate principal amount of $1,050,000. These shares were valued at $3.55 per share, resulting in a charge of $1,650,378 during 2014. In addition, during the fourth quarter of 2014, we issued shares of RestorGenex common stock and warrants to purchase shares of RestorGenex common stock to a then member of our Board of Directors in exchange for a note payable in the principal amount of $200,000. These shares were valued at $3.50 per share, resulting in a charge of $257,394 during 2014. Since these notes were extinguished in 2014, there was no comparable gain or loss during 2015.

Loss on settlement of notes payable was $400,016 during 2014. During the second quarter of 2014, we issued shares of RestorGenex common stock to a creditor upon conversion of a promissory note in the principal amount of $500,000. Since these notes were extinguished in 2014, there was no comparable gain or loss during 2015.

Other (Income) Expenses

Other income was $6,357 during 2015 compared to other income of $25,401 during 2014. Other income for 2015 and 2014 related primarily to the recognition of interest income.

Interest Expense

Interest expense was $273,503 during 2014 due to interest expense on notes payable we assumed in connection with our acquisition of Paloma Pharmaceuticals, Inc. on March 28, 2014. These notes plus interest expense accrued were paid in cash in August 2014. Therefore, there was no comparable interest expense during 2015.

Benefit From Income Taxes

Benefit from income taxes was zero during 2015 compared to $2,816,884 during 2014, which related primarily to a reduction in deferred tax liabilities related to the amortization of intangible assets.

Net Loss

We recognized a net loss of $23,820,675 for 2015, or $1.28 per share, compared to a net loss of $14,352,824, or $1.00 per share for 2014. As previously discussed, we recognized an $11,070,991 non-cash impairment of goodwill during 2015, which represents the primary reason for the increase in our operating expenses and net loss over the respective prior year period. We expect to incur net losses in future periods for the foreseeable future as we plan to advance the research and development of our lead product candidate, trans sodium crocetinate, for use in the treatment of glioblastoma multiforme, pancreatic cancer and brain metastases.

Liquidity and Capital Resources

Working Capital

Our total working capital as of December 31, 2015 totaled $10,971,423, including $12,006,075 in cash and cash equivalents, compared to a total working capital $21,832,217, including $21,883,887 in cash and cash equivalents, as of December 31, 2014.

The following table summarizes our working capital as of December 31, 2015 and 2014:

Liquidity and Capital Resources	December 31, 2015	December 31, 2014
Cash and cash equivalents	$12,006,075	$21,883,887
Prepaid expenses, deposits and other assets	169,150	2,286,930
Total current liabilities	(1,203,802)	(2,338,600)
Working capital	$10,971,423	$21,832,217

We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our lead product candidate, trans sodium crocetinate, for use in the treatment of glioblastoma multiforme, pancreatic cancer and brain metastases.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Operating activities	$(9,599,585)	$(9,030,133)
Investing activities	(278,227)	(50,911)
Financing activities	0	30,709,967
Net (decrease) increase in cash and cash equivalents	$(9,877,812)	$21,628,923

Operating Activities

Cash used in operating activities was primarily unchanged during 2015 compared to 2014. The increase in cash used for research and development and general and administrative activities during 2015 compared to 2014 approximated the additional cash used during 2014 to pay pre-2014 liabilities.

Investing Activities

Net cash used in investing activities was $278,227 during 2015 compared to $50,911 during 2014. The investment in Or-Genix Therapeutics, Inc. accounted for $250,000 and the purchase of fixed assets accounted for $28,227 of cash used in investing activities during 2015. The purchase of fixed assets accounted for the $50,911 of cash used in investing activities in 2014.

Financing Activities

Net cash provided by financing activities was $0 during 2015 compared to $30,709,967 during 2014. Net cash provided by financing activities during 2014 resulted primarily from proceeds from our 2014 private placement.

Capital Requirements

We expect to incur substantial expenses and generate significant operating losses as we intend to pursue to our new business strategy of developing of our lead product candidate, trans sodium crocetinate, for use in the treatment of glioblastoma multiforme, pancreatic cancer and brain metastases.

To date, we have used primarily equity and debt financings to fund ongoing business operations and short-term liquidity needs. We expect to continue this practice for the foreseeable future.

During 2014, RestorGenex completed a private placement pursuant to which we raised approximately $35.6 million in gross proceeds and $31.9 million in net proceeds, after paying placement agent fees and commission and offering expenses.

We believe our cash and cash equivalents as of December 31, 2015 will be sufficient to fund our planned operations into the third quarter of 2016. However, we may require additional funds earlier. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of December 31, 2015, we did not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently.

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

Contractual Obligations

Set forth below is information concerning our known contractual obligations as of December 31, 2015.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Rent obligations	$583,862	$497,075	$86,787	$–	$–
Total	$583,862	$497,075	$86,787	$–	$–

Subsequent to December 31, 2015, we assumed additional contractual obligations as a result of the Merger. We assumed $1,125,000 of principal amount of convertible notes of Diffusion LLC, with an aggregate of approximately $38,200 of interest accrued thereon as of January 8, 2016, of which $550,000, $325,000, $50,000 and $200,000 of principal amount were issued as Series B, Series C, Series E and Series F notes, respectively. The Series B notes were issued in March 2011, mature June 30, 2018 and, as a result of the Merger, are convertible into our common stock at a conversion price of $0.27464888 per share. The Series C notes were issued in September 2012, mature March 31, 2016 and, as a result of the Merger, are convertible into our common stock at a conversion price of $0.27464888 per share. The Series E notes were issued in May 2013, mature May 1, 2017 and, as a result of the Merger, are convertible into our common stock at a conversion price of $0.41197332 per share. The Series F notes were issued in December 2015, mature December 7, 2019 and, as a result of the merger, are convertible into our common stock at a conversion price of $0.54929776. All of the notes are convertible into an aggregate of 3,821,572 shares of our common stock as of the January 8, 2016 Merger transaction date. All of the notes bear interest at a rate of 1.0% per annum and, are convertible into shares of our common stock at the holder’s discretion. In the event a holder does not convert prior a note’s maturity date, the entire principal amount and all accrued interest are due and payable on such date. The notes are subject to acceleration in the case of certain customary events of default, including failure to make payments on the notes when due and certain bankruptcy events, and the conversion prices are subject to adjustment in the case of certain dilutive company events.

Effective upon the Merger, we assumed purchase obligations of approximately $467,000, the significant majority of which are due within one year. These purchase obligations are associated with the manufacture of Diffusion’s TSC active pharmaceutical ingredient and TSC clinical product to be used in Diffusion’s clinical trials.

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

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply Accounting Standards Codification (ASC) 350 “Goodwill and Other Intangible Assets,” which requires testing goodwill for impairment on an annual basis. We assess goodwill for impairment as part of our annual reporting process in the fourth quarter of each year. In between valuations, we conduct additional tests if circumstances indicate a need for testing. We evaluate goodwill on a consolidated basis as we are organized as a single reporting unit.

We consider certain triggering events when evaluating whether an interim goodwill impairment analysis is warranted. Among these would be a significant long-term decrease in our market capitalization based on events specific to our operations. Our market capitalization decreased significantly during the second and third quarters of 2015. Our share price had declined from $2.80 per share as of April 30, 2015 to $0.90 per share as of September 30, 2015. As of September 30, 2015, our market capitalization was approximately $16.7 million, falling to an amount significantly less than our stockholders’ equity at that time. In September 2015, management concluded that given the significant and sustained decrease in our share price to a level below our stockholders’ equity, combined with information on our fair value derived from strategic discussions with third parties during the third quarter of 2015, a triggering event requiring an interim assessment of goodwill impairment had occurred during the third quarter of 2015. Management performed the goodwill impairment assessment using a market approach to estimating the fair value of our company, using multiple inputs, some weighted heavier than others. The inputs included our market capitalization, which, based on the inactive trading activity in our stock, is a lower level input on the fair value measurement hierarchy, and other more heavily weighted unobservable inputs as to our fair value derived from our strategic discussions with third parties. The initial step one assessment indicated that it was likely our goodwill was impaired, and we proceeded to perform step two of our goodwill impairment assessment. As a result of that assessment, we concluded that a goodwill impairment loss of $11,070,991 was necessary. Following the recording of the goodwill impairment loss, our goodwill as of September 30, 2015 was $985,000.

Subsequent to the impairment on September 30, 2015, we performed our December 31, 2015 annual goodwill impairment review and deemed there to be no further impairment of goodwill. As of the December 31, 2015 impairment review, there was no additional impairment loss associated with recorded goodwill as the estimated fair value exceeded the carrying amount. The fair value of the reporting unit as of December 31, 2015, for the purpose of assessing the impairment of goodwill, was determined based on a qualitative assessment, utilizing the most recent baseline valuation that occurred on September 30, 2015, the market capitalization trend since the baseline valuation, and the then recently announced merger with Diffusion Pharmaceuticals LLC. The Company determined that it was more likely than not that the fair value of its businesses for accounting purposes exceeded the carrying amount, and therefore, indicated no impairment of goodwill. Following the December 31, 2015 annual impairment review of the goodwill, the Company’s goodwill as of December 31, 2015 was $985,000.

As of December 31, 2014, goodwill was $12,055,991. No impairment of goodwill was identified in our 2014 annual goodwill impairment assessment.

Intangible Assets

Our intangible assets as of December 31, 2015 consist of an in-process research and development (IPR&D) intangible asset acquired as part of our acquisition of Paloma Pharmaceuticals, Inc., RES-529. The fair value of the IPR&D asset was determined as of the acquisition date using the cost approach. The cost approach was chosen as we were not able to estimate an income stream attributable to the IPR&D asset given the fact that the related product has only completed Phase I clinical trials and the timeline to commercial viability, if the FDA approval process is successful, is somewhat uncertain and would take a number of years. As the product continues in its development efforts, based on the facts and circumstances at the time of a future valuation for the purposes of assessing impairment, it is possible that the values for the IPR&D intangible asset currently on our consolidated balance sheets could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of our intangible assets of $6,449,628 as of December 31, 2015. We tested the IPR&D intangible asset for impairment during the second quarter of 2015 which is our annual impairment date and deemed there to be no impairment to our intangible assets. Our assessment in the second quarter of 2015 was made using a Step 0 qualitative approach to assessing impairment, during which time we concluded that based on a qualitative analysis, it was more likely than not that the IPR&D intangible asset was not impaired. This conclusion was subsequently reaffirmed during our process of completing Step 2 of the goodwill impairment assessment conducted in the third quarter of 2015 discussed previously, when a valuation using a cost approach similar to that used upon the acquisition of the IPR&D asset in 2014 concluded that the fair value of the IPR&D asset as of September 30, 2015 exceeded its carrying value.

In the fourth quarter of 2014, we strategically decided that our initial focus would be our development efforts with respect to RES-529 for ophthalmology (specifically age-related macular degeneration) and oncology (specifically glioblastoma multiforme) and RES-440 for dermatology (specifically acne vulgaris). Based on our decision to abandon our development efforts on the cosmeceutical finite lived intangible assets and the IPR&D asset that we acquired in connection with our acquisition of Canterbury Laboratories, LLC, we determined that the carrying value of such assets was no longer recoverable. We recorded an impairment of our intangible assets of $6,670,345 on our consolidated statements of operations as of December 31, 2014. The impairment consisted of $3,035,000 of impairment of the IPR&D asset and $3,635,345 of impairment of the finite lived intangible assets.

Stock-Based Compensation

We account for stock-based compensation based on the grant date fair value of the award. We recognize this cost as an expense over the requisite service period, which is generally the vesting period of the respective award. Forfeitures rates are used in stock-based compensation to adjust the recognized stock-based compensation expense to reflect the expected attrition of employees prior to their full vesting in stock-based compensation awards. Due to the small number of employees at our company during 2015, we assumed a forfeiture rate of zero as the population of employees was not large enough for our potential forfeitures to be adequately represented by a single percentage measurement, and in granting the awards, we expected that the employee will remain at our company until the award vests. Should an employee leave our company, management will adjust stock-based compensation to reflect the expense related to the portion of those awards that were unvested at the time of the employee’s departure. We use the Black-Scholes option-pricing model to determine the estimated fair value of stock options. Critical inputs into the Black-Scholes option-pricing model include: the estimated grant date fair value of our common stock; the option exercise price; the expected term of the option in years; the annualized volatility of the stock; the risk-free interest rate; and the annual rate of quarterly dividends on the stock. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. The inputs that create the most sensitivity in our option valuation are the volatility and expected term.

Given our repositioning as a specialty biopharmaceutical company in November 2013, we did not have sufficient trading data to calculate volatility based on our own common stock, and the expected volatility was calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information was available. The expected term of the stock options was determined based upon the simplified approach, allowed under SEC Staff Accounting Bulletin No. 110, which assumes that the stock options will be exercised evenly from vesting to expiration, as we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. As data associated with future exercises is obtained, the expected term of future grants will be adjusted accordingly.

During 2015, we granted only a minimal number of stock options, and therefore substantially all of the stock-based compensation expense recorded in 2015 related to stock-based awards granted in prior periods with the total related stock-based compensation expense, which is being recognized over the service period, based on assumptions that existed at the date of the grant of such stock-based awards. The completion of the Merger constituted a “change in control” under the Company’s non-plan option agreements thereby resulting in automatic acceleration of vesting of all options outstanding as of the effective time of the Merger and such options remaining exercisable for the remainder of their terms.

See Note 15, “Stock-Based Compensation,” to our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K for additional information regarding the assumptions used in the Black-Scholes model.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on our financial position, results of operations or cash flows. We describe such pronouncements in Note 2 to our consolidated financial statements under “Recently Issued Accounting Pronouncements.”

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 7A is not applicable to us as a smaller reporting company and has been omitted.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diffusion Pharmaceuticals Inc.

Charlottesville, Virginia

We have audited the accompanying consolidated balance sheets of Diffusion Pharmaceuticals Inc. (formerly known as RestorGenex Corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RestorGenex Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2015 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and its present financial resources raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 17 to the consolidated financial statements, on January 8, 2016, the Company via merger acquired Diffusion Pharmaceuticals LLC in exchange for 82,963,544 shares of common stock, which represented approximately 84.1% of the outstanding common stock of the Company immediately following the completion of the merger.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 25, 2016

Diffusion Pharmaceuticals Inc. (Formerly RestorGenex Corporation)
Consolidated Balance Sheets
December 31, 2015 and December 31, 2014

	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,006,075	$21,883,887
Prepaid expenses, deposits and other assets	169,150	2,286,930
	12,175,225	24,170,817

PROPERTY AND EQUIPMENT, NET	57,995	102,315

OTHER ASSETS
Intangible assets, net	6,449,628	6,449,628
Goodwill	985,000	12,055,991
Investment in Or-Genix	250,000	-
TOTAL ASSETS	$19,917,848	$42,778,751

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$36,110	$417,307
Other accrued expenses and liabilities	1,167,692	1,921,293
	1,203,802	2,338,600

DEFERRED TAXES	2,274,526	2,274,526
TOTAL LIABILITIES	3,478,328	4,613,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock:
Issued and outstanding; $0.001 par value; 1,000,000,000 shares authorized; 2015 - 18,614,968; 2014 - 18,614,968	18,615	18,615
Additional paid-in-capital	115,531,954	113,437,384
Accumulated deficit	(99,111,049)	(75,290,374)
Total stockholders' equity	16,439,520	38,165,625
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,917,848	$42,778,751

See accompanying notes to the consolidated financial statements.

Diffusion Pharmaceuticals Inc. (Formerly RestorGenex Corporation)
Consolidated Statements of Operations
December 31, 2015 and December 31, 2014

	Year Ended December 31,
	2015	2014

REVENUES	$-	$-

TOTAL REVENUES	-	-

EXPENSES
Research and development	3,852,973	2,860,658
General and administrative	7,912,116	4,760,145
Impairment of goodwill	11,070,991	-
Impairment of other intangible assets	-	6,670,345
Gain on property damage settlement	-	(243,592)
Depreciation and amortization	23,269	566,262
Former employee severance expense	967,683	-
TOTAL EXPENSES	23,827,032	14,613,818

LOSS FROM OPERATIONS	(23,827,032)	(14,613,818)

OTHER (INCOME)/EXPENSES
Loss on settlement of notes payable - related parties	-	1,907,772
Loss on settlement of notes payable	-	400,016
Other (income) expenses	(6,357)	(25,401)
Interest expense	-	273,503
TOTAL OTHER (INCOME)/EXPENSES	(6,357)	2,555,890

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(23,820,675)	(17,169,708)
Benefit from income taxes	-	2,816,884

NET LOSS	$(23,820,675)	$(14,352,824)

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(1.28)	$(1.00)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,614,968	14,299,473
FULLY-DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	18,614,968	14,299,473

See accompanying notes to the consolidated financial statements.

Diffusion Pharmaceuticals Inc. (Formerly RestorGenex Corporation)
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit

Balance at January 1, 2014	5,813,785	$5,814	$67,390,493	$(60,937,550)	$6,458,757

Issuance of common stock, net of offering costs	8,895,685	8,896	31,841,071	-	31,849,967
Employee and director stock-based compensation	-	-	1,606,947	-	1,606,947
Warrants issued to consultants	-	-	547,061	-	547,061
Common stock issued for Paloma acquisition	2,500,000	2,500	6,247,500	-	6,250,000
Common stock issued for VasculoMedics acquisition	220,000	220	549,780	-	550,000
Issuance of common stock to third party for assumption of liabilities	150,000	150	272,952	-	273,102
Retirement of common stock originally issued to a third party for assumption of liabilities	(99,332)	(99)	-	-	(99)
Issuance of common stock as settlement of accounts payable and accrued liabilities	160,056	160	587,441	-	587,601
Common stock issued as settlement of an outstanding liability to law firm	53,457	53	214,112	-	214,165
Common stock issued as payment of notes payable	274,764	275	979,796	-	980,071
Common stock issued as payment of notes payable - related party	646,553	646	3,200,231	-	3,200,877
Net loss	-	-	-	(14,352,824)	(14,352,824)

Balance at December 31, 2014	18,614,968	$18,615	$113,437,384	$(75,290,374)	$38,165,625

Employee and director stock-based compensation	-	-	2,095,086	-	2,095,086
Adjustment to fair value of warrants issued to consultants			(516)		(516)
Net loss	-	-	-	(23,820,675)	(23,820,675)

Balance at December 31, 2015	18,614,968	$18,615	$115,531,954	$(99,111,049)	$16,439,520

See accompanying notes to the consolidated financial statements.

Diffusion Pharmaceuticals Inc. (Formerly RestorGenex Corporation)
Consolidated Statements of Cash Flows
Years Ended December 31, 2015 and December 31, 2014

	Year Ended December 31,
	2015	2014

CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net loss	$(23,820,675)	$(14,352,824)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	23,269	566,262
Loss on disposal of fixed assets	49,278	6,056
Employee and director stock-based compensation - non-cash	2,095,086	1,606,947
Stock warrant expense - noncash	499,003	47,542
Deferred income taxes	-	(2,816,884)
Gain on settlement of property damage	-	(243,592)
Impairment of goodwill	11,070,991	-
Impairment of other intangible assets	-	6,670,345
Loss on settlement of note payable - related parties	-	1,907,772
Loss on settlement of note payable	-	400,016
Changes in other assets and liabilities affecting cash flows from operating activities
Prepaid expenses, deposits and other assets	1,618,261	979,551
Accounts payable and accrued liabilities	(1,134,798)	(3,801,324)
Net cash (used in) operating activities	(9,599,585)	(9,030,133)

CASH FLOWS (USED IN) INVESTING ACTIVITIES
Investment in Or-Genix	(250,000)
Purchase of fixed assets	(28,227)	(50,911)
Net cash (used in) investing activities	(278,227)	(50,911)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds on notes payable - related party	-	400,000
Proceeds on notes payable	-	-
Payment of notes payable	-	(1,540,000)
Proceeds from issuance of common stock net of offering costs	-	31,849,967
Net cash provided by financing activities	-	30,709,967

NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(9,877,812)	21,628,923
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,883,887	254,964
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,006,075	$21,883,887

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$677,250

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of accounts payable to notes payable related to Company's outside law firm	$-	$407,998
Issuance of shares of common stock and stock warrants as payment of accounts payable and accrued liabilities	$-	$1,323,771
Issuance of shares of common stock as payment of notes payable	$-	$580,055
Issuance of shares of common stock and stock warrants as payment of notes payable - related parties	$-	$1,293,105
Issuance of warrants as payment for consulting services	$-	$547,061
Acquisition of business in exchange for common stock	$-	$6,800,000

See accompanying notes to the consolidated financial statements.

DIFFUSION pHARMACEUTICALS INC. (FORMERLY RESTORGENEX CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1.	Description of Business and Corporate History

Diffusion Pharmaceuticals Inc. (f/k/a RestorGenex Corporation) (“Company”) is a specialty biopharmaceutical company focused on developing products for ophthalmology, oncology and dermatology. Unless the context otherwise indicates, all information in these notes relates to the Company during the years ended December 31, 2015 and 2014 and does not reflect the completion of the Merger (as defined below).

RestorGenex’s primary product is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in pre-clinical development in oncology, specifically glioblastoma multiforme. The Company’s current pipeline also includes a “soft” anti-androgen compound for the treatment of acne vulgaris. The Company’s novel inhibition of the PI3K/Akt/mTOR pathway and unique targeting of the androgen receptor show promise in a number of additional diseases, which the Company is evaluating for the purpose of creating innovative therapies that are safe and effective treatments to satisfy unmet medical needs.

On January 8, 2016, the Company completed its previously announced merger (“Merger”) with Diffusion Pharmaceuticals LLC (“Diffusion LLC”), and changed its name to Diffusion Pharmaceuticals, Inc. Diffusion LLC is a clinical-stage specialty pharmaceutical company developing new, small-molecule drugs that help regulate the movement of oxygen into tissue by a novel mechanism of action. The Company’s lead product candidate, trans sodium crocetinate (“TSC”), uses this novel mechanism to re-oxygenate the microenvironment of solid cancerous tumors, thereby enhancing tumor cells’ response to conventional treatment without additional side effects. See note 17 to the consolidated financial statements for additional information regarding the Merger.

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

Prior to the Company repositioning itself as a specialty biopharmaceutical company in 2013, the Company operated various entertainment and sports events which it acquired in a series of acquisitions beginning in March 2008 and operated under the name Stratus Media Group, Inc. until March 7, 2014 when the Company changed its name to RestorGenex Corporation.

2.	Basis of Presentation

Basis of Presentation

These financial statements are expressed in U.S. dollars. The Company is organized into one operating and one reporting segment.

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

As of December 31, 2015, the Company had $12,006,075 in cash and cash equivalents. Net cash used in operating activities was $9,599,585 for the year ended December 31, 2015. Net loss for the year ended December 31, 2015 was $23,820,675. As of December 31, 2015, the Company had working capital of $10,971,423. On January 8, 2016, in connection with the Merger described in Note 17, the Company paid $3,261,044 in severance payments to former executives and employees. The Company expects to incur losses for the next several years as it plans to develop its TSC product candidate. The Company is unable to predict the extent of any further losses or when the Company will become profitable, if at all.

These financial statements have been prepared under the assumption that the Company will continue as a going concern. Due to the Company’s recurring and expected continuing losses from operations and its present financial resources, the Company has concluded that there is substantial doubt in the Company’s ability to continue as a going concern within one year of issuance on these financial statements without additional capital becoming available to fund planned Phase 2/3 and Phase 3 clinical trials, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company will be required to raise additional capital within the next year to develop its trans sodium crocetinate product candidate and to fund operations at current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct its business. If the Company is unable to obtain additional financing when needed, (i) it may be required to delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize itself on unfavorable terms.

3.	Summary of Significant Accounting Policies

Consolidation

The consolidated balance sheet at December 31, 2015 and 2014 consolidates the accounts of Canterbury, Hygeia, Paloma, VasculoMedics and ProElite, Inc. The consolidated statements of operations for the year ended December 31, 2015 and 2014 consolidate the accounts of Paloma and VasculoMedics from March 28, 2014, their date of acquisition. All significant intercompany balances were eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying value of certain of the Company’s financial instruments, including cash and cash equivalents and accounts payable, approximate fair value due to their short maturities. Other information about the Company’s assets and liabilities recorded at fair value is included in note 4.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company records depreciation using the straight-line method over the following estimated useful lives:

Equipment (years)	3	–	5
Furniture and fixtures (years)		5
Leasehold improvements	Lesser of lease term or life of improvements

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

Intangible Assets

Intangible assets as of December 31, 2015 and 2014 consisted of an identifiable in-process research and development (“IPR&D”) project intangible asset arising from the acquisition of Paloma. Purchased intangible assets subject to amortization, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefit realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. An impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

The fair value of IPR&D projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a definite-lived intangible asset, or discontinuation, at which point the intangible asset will be recognized as an impairment charge. Research and development costs incurred after the acquisition are expensed as incurred.

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

Stock-Based Compensation

Compensation cost is measured and recognized at fair value for all stock-based payments, including stock options. For stock options, the Company estimates fair value using the Black-Scholes option-pricing model, which requires assumptions, such as expected volatility, risk-free interest rate, expected life, and dividends. Stock-based compensation expense is recognized net of estimated forfeitures on a straight-line basis over the related service period of the awards taking into account the effects of the employees’ expected exercise and post-vesting employment termination behavior, and is included in general and administrative expenses in the Company’s consolidated statements of operations. For 2015 and 2014, the Company estimated a forfeiture rate of nil when computing stock based compensation expense and reassesses its estimated forfeiture rate periodically based on new facts and circumstances. The Company accounts for equity instruments issued to non-employees in accordance with ASC Topic 718 and Emerging Issues Tax Force (“EITF”) Issue No. 96-18. The fair value of each stock option and warrant granted is estimated as of the grant date using the Black-Scholes option pricing model.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to the Company by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all of the Company’s potential shares, warrants and stock options had been issued and if the additional shares were dilutive. The computation of diluted loss per share does not include the Company’s stock options or warrants as such securities have an antidilutive effect on loss per share.

Because of their anti-dilutive effect, 7,793,072 and 8,472,013 shares of the Company’s common stock equivalents comprised of stock options and warrants for the years ended December 31, 2015 and 2014, respectively, have been excluded from the calculation of diluted earnings per share.

Comprehensive Income (Loss)

The Company does not have items of other comprehensive income (loss) for the years ended December 31, 2015 or 2014; and therefore, comprehensive loss equals net loss for those years.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (ASC Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligation in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

In July 2015, the FASB delayed the effective date of this guidance. As a result, this ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of applying either a full retrospective approach or a modified approach to adopt the guidance in the ASU. Although the Company currently does not have any revenues, it is evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This pronouncement provides additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The Company will adopt this guidance as of December 31, 2016. The Company will begin performing the periodic assessments required by ASU 2014-15 on its effective date.

In February 2016, the FASB issued ASU 2016-02, Leases. This pronouncement provides a comprehensive model for the identification of lease arrangements and their treatment in the financial statements of both lessees and lessors. The most significant impact of this new pronouncement is the removal of the distinction between operating and capital leases with assets and liabilities recognized in respect of all leases, subject to limited exceptions for short-term leases and leases of low value assets. Management is still assessing the full impact of adopting ASU 2016-02, and cannot yet assess if the impact will be material to the Company’s financial position, results of operations or cash flows. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

4.	Acquisitions

Paloma and VasculoMedics Acquisitions

On March 3, 2014, the Company entered into an agreement and plan of merger with Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. and David Sherris, Ph.D., as founding stockholder and holder representative, pursuant to which the Company agreed to acquire by virtue of a merger all of the outstanding capital stock of Paloma, with Paloma becoming a wholly-owned subsidiary of the Company. On March 28, 2014, the merger with Paloma was effected and the Company issued an aggregate of 2,500,000 shares of common stock to the holders of Paloma’s common stock and its derivative securities, which included the assumption of promissory notes of Paloma in the aggregate amount (including both principal amount and accrued interest) of approximately $1,151,725, to be paid on the first anniversary of the closing date of the Paloma merger. On August 5, 2014, the Company repaid in full the then-outstanding balance including accrued interest of the Paloma assumed promissory notes, totaling $1,331,007. The notes were terminated upon their prepayment and there were no early termination fees. Interest expense incurred after acquisition was $179,282.

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

For the year ended December 31, 2014, expenses associated with the Paloma and VasculoMedics acquisitions were $846,910 included in the consolidated net loss of $14,352,824 for the year ended December 31, 2014. Acquisition-related costs related to the Paloma and VasculoMedics acquisitions were nominal. Due to the timing of this acquisition, it did not have a material impact on the Company’s financial statements. As such, the Company has not presented pro forma disclosures.

5.	Property and Equipment, Net

Property and equipment, net of accumulated depreciation at December 31, 2015 and 2014 consists of the following:

	December 31,
	2015	2014
Computing equipment and office machines	$38,785	$16,072
Furniture and fixtures	35,196	32,945
Leasehold improvements	5,157	60,017
Total	79,138	109,034
Less accumulated depreciation	(21,143)	(6,719)
Property and equipment, net	$57,995	$102,315

For the year ended December 31, 2015, depreciation expense was $23,269. For the year ended December 31, 2014, depreciation expense was $11,924. For the years ended December 31, 2015 and 2014, the Company disposed of certain property and equipment, resulting in a loss on disposal of $49,278 and $6,056, respectively, which is included within general and administrative expenses on the condensed consolidated statements of operations.

6.	Intangible Assets, Net

Intangible assets were as follows:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

In-process research and development costs (IPR&D)	$6,449,628	$—	$6,449,628	$6,449,628	$—	$6,449,628

During the second quarter of 2015, the Company performed its annual review for impairment of IPR&D intangible asset as prescribed in ASC 350 and determined that there had been no impairment to this asset. In connection with an impairment of the Company’s goodwill as discussed in note 7 below, the Company re-assessed the IPR&D asset for impairment and concluded there was no impairment of the IPR&D asset for the year ended December 31, 2015.

For the years ending December 31, 2015 and 2014, the Company recorded amortization expense on finite lived intangible assets of $0 and $554,338, respectively, within depreciation and amortization on the consolidated statements of operations. In the fourth quarter of 2014, the Company strategically decided that its initial focus would be its development efforts with respect to RES-529 on ophthalmology (specifically age-related macular degeneration) and oncology (specifically glioblastoma multiforme) and RES-440 on dermatology (specifically acne vulgaris). Based on the Company’s decision to abandon its development efforts on the Canterbury cosmeceutical finite lived intangible assets and the Canterbury IPR&D asset, the Company determined that the carrying value of such assets was no longer recoverable. The Company recorded an impairment of its intangible assets of $6,670,345 on its consolidated statements of operations as of December 31, 2014. The impairment consisted of $3,035,000 of impairment of the IPR&D asset and $3,635,345 of impairment of finite lived intangible assets.

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

The Company considers certain triggering events when evaluating whether an interim goodwill impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of the Company based on events specific to the Company’s operations. The Company’s market capitalization decreased significantly during second and third quarters of 2015 as the Company’s share price declined from $2.80 per share as of April 30, 2015 to $0.90 per share as of September 30, 2015. As of September 30, 2015, the Company’s market capitalization was approximately $16.7 million, falling to an amount significantly less than the Company’s stockholders’ equity. In September 2015, management concluded that given the significant and sustained decrease in the Company’s share price to a level below its stockholders’ equity at that time, combined with information on the Company’s fair value derived from strategic discussions with third parties during the third quarter of 2015, a triggering event requiring an interim assessment of goodwill impairment had occurred during the third quarter of 2015. Management performed the goodwill impairment assessment using a market approach to estimating the fair value of the Company, using multiple inputs, some weighted heavier than others. The inputs included the Company’s market capitalization at that time, which, based on the inactive trading activity in the Company’s stock, was a lower level input on the fair value measurement hierarchy, and other more heavily weighted unobservable inputs as to the Company’s fair value derived from strategic discussions with third parties. The initial step one assessment indicated that it was likely the Company’s goodwill was impaired, and the Company proceeded to perform step two of its goodwill impairment assessment. As a result of that assessment, the Company concluded that a goodwill impairment loss of $11,070,991 was necessary. Following the recording of the goodwill impairment loss, the Company’s goodwill as of September 30, 2015 was $985,000.

An annual impairment review was most recently completed on December 31, 2015. As of the December 31, 2015 impairment review, there was no additional impairment loss associated with recorded goodwill as the estimated fair value exceeded the carrying amount. The fair value of the reporting unit as of December 31, 2015, for the purpose of assessing the impairment of goodwill, was determined based on a qualitative assessment, utilizing the most recent baseline valuation that occurred on September 30, 2015, the market capitalization trend since the baseline valuation, and the then recently announced merger with Diffusion Pharmaceuticals LLC (See note 17 to the consolidated financial statements). The Company determined that it was more likely than not that the fair value of its businesses for accounting purposes exceeded the carrying amount, and therefore, indicated no impairment of goodwill. Following the December 31, 2015 annual impairment review of the goodwill, the Company’s goodwill as of December 31, 2015 was $985,000.

8.	Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities consisted of the following:

	December 31,
	2015	2014
Payroll related	$91,302	$741,032
Professional fees	101,151	217,663
Board fees	55,938	55,000
Rent liability for facilities no longer occupied	424,155	808,418
Severance	221,183	0
Franchise taxes	97,644	0
Other	176,319	99,180
	$1,167,692	$1,921,293

9.	Stockholder’s Equity

Preferred Stock

The Company has 5,000,000 shares of authorized, but unissued shares of preferred stock with a par value of $0.001 per share.

Common Stock

The Company has 1,000,000,000 shares of authorized common stock with a par value of $0.001 per share, of which 18,614,968 shares are issued and outstanding as of December 31, 2015.

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

Common Stock Issued in Settlement of Obligations

On April 29, 2014, the Company issued to its then Chairman of the Board 546,553 shares of common stock and a warrant to purchase 351,060 shares of common stock at an exercise price of $2.00 per share upon conversion of four convertible promissory notes in the aggregate principal amount of $1,050,000 issued by the Company. The Company recorded a loss on this conversion in the amount $1,650,378.

On May 21, 2014 the Company issued 259,236 shares of common stock to a creditor upon conversion of a promissory note in the principal amount of $500,000. On December 2, 2014, the Company issued 7,764 shares of common stock to two creditors upon conversion of promissory notes in the principal amount of $50,000. The Company recorded a loss on these settlements in the amount of $400,016.

The Company issued an aggregate of 160,056 shares of common stock to creditors, former directors and a former officer, pursuant to settlements of outstanding liabilities then owed to such individuals, and 53,457 shares of common stock and a warrant to purchase 16,037 shares of common stock as part of a settlement of outstanding amounts due to the law firm.

On October 21, 2014, the Company issued to a then member of the Company’s Board of Directors 100,000 shares of common stock and a warrant to purchase 75,000 shares of common stock at an exercise price of $4.80 per share upon conversion of a note payable in the principal amount of $200,000 issued by the Company. The Company recorded a loss on this conversion in the amount $257,394.

Stock Options

Options to purchase an aggregate of 3,011,498 shares of common stock were outstanding as of December 31, 2015, and options to purchase an aggregate of 1,861,952 shares of common stock were exercisable as of December 31, 2015.

During the year ended December 31, 2014, the Company issued options to purchase an aggregate of 438,131 shares, respectively, of common stock to non-employee members of the Company’s Board of Directors at a weighted average exercise price of $3.70 per share. These options have a ten-year term and vest in equal quarterly installments over three years. No such options were issued in 2015.

During the years ended December 31, 2015 and 2014, the Company issued options to purchase an aggregate of 6,650 and 2,849,050 shares of common stock to employees of the Company at a weighted average exercise price of $1.90 and $3.70 per share. These options have a ten-year term and vest in equal quarterly installments over three years.

Warrants

Warrants to purchase an aggregate of 4,781,574 shares of the Company’s common stock were outstanding and exercisable as of December 31, 2015:

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
	4,781,574

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

In addition, during the year ended December 31, 2014, the Company issued to its then Chairman of the Board a warrant to purchase 351,060 shares of common stock at an exercise price of $2.00 per share in addition to 546,553 shares of common stock upon conversion of four convertible promissory notes of the Company in the aggregate principal amount of $1,050,000. See note 13 to the consolidated financial statements. This warrant has a four-year term and was immediately vested and exercisable as of the date of grant, resulting in Black-Scholes fair value of $803,221 included within “settlement loss on notes payable – related parties” on the consolidated statements of operations during the year ended December 31, 2014.

In addition, during the year ended December 31, 2014, the Company issued a warrant to purchase 75,000 shares of common stock at an exercise price of $4.80 per share in addition to 100,000 shares of common stock to a member of the Company’s Board of Directors upon conversion of a non-interest bearing and unsecured note in the principal amount of $200,000. See note 13 to the consolidated financial statements. This warrant has a four-year term and was immediately vested and exercisable as of the date of grant, resulting in Black-Scholes fair value of $107,395 included within “settlement loss on notes payable – related parties” on the consolidated statements of operations during the year ended December 31, 2014.

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

In addition, during the year ended December 31, 2014, the Company issued to an independent consultant a warrant to purchase 15,000 shares of common stock at an exercise price of $4.90 in consideration for services. This warrant has a five-year term and vested in monthly installments over one year, resulting in 15,000 vested shares and a Black-Scholes warrant expense of $25,976 during the year ended December 31, 2014 and a mark to market adjustment of $516 during the year ended December 31, 2015. In addition, during the year ended December 31, 2014, the Company issued to its investor relations firm a warrant to purchase 250,000 shares of common stock at an exercise price of $3.75 in consideration for investor relations services for one year, which commenced on December 15, 2014 and ended in 2015. This warrant has a five-year term and was immediately vested and exercisable as of the date of grant, resulting in Black-Scholes warrant value of $517,576, of which $496,010and $21,566 was expensed in general and administrative expenses during the years ended December 31, 2015 and 2014.

The Company estimates the fair value of warrants using a Black-Scholes model that considers assumptions noted in the table below:

	2014

Risk-free interest rate	1.11	–	1.67%
Expected life in years	4.0	–	5.0
Expected volatility	64%	-	66%
Expected dividend yield		—

10.	Stock-Based Compensation

On March 5, 2015, the Company’s Board of Directors approved the RestorGenex Corporation 2015 Equity Incentive Plan (the “2015 Equity Plan”), and on June 17, 2015, the Company’s stockholders approved the 2015 Equity Plan. The 2015 Equity Plan allows for the issuance of up to a maximum of 2,500,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate. In addition, the Company has granted several non-plan options.

As of December 31, 2015, a total of 3,004,848 and 2,500,000 were authorized under non-plan options and the 2015 Equity Plan, respectively, and the Company had 0 and 2,493,350 shares of common stock available under the non-plan options and 2015 Equity Plan. Options are granted with exercise prices equal to the fair value of the common stock on the date of grant.

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

The following table summarizes the stock option compensation expense for employees and non-employees recognized in the Company’s consolidated statements of operations for the period:

	December 31, 2015	December31, 2014
Research and development	$597,554	$526,331
General and administrative	1,497,532	1,080,616

Total stock-based compensation expense	$2,095,086	$1,606,947

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate and the expected dividend yield. The Company calculates the expected life of stock options using the “simplified method” described in Staff Accounting Bulletin (“SAB”) Topic 14, Share-Based Payment, where the expected term of awards granted is based on the midpoint between the vesting date and the end of the contractual term, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The expected stock price volatility assumption was estimated based upon historical volatility of the common stock of a group of the Company’s peers that are publicly traded. The use of this assumption was based upon the Company repositioning itself as a specialty biopharmaceutical company in the fourth quarter of 2013. The risk-free interest rate was determined using U.S. Treasury rates with terms consistent with the expected life of the stock options. Expected dividend yield is not considered, as the Company has never paid dividends and currently has no plans of doing so during the term of the options. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

The Company uses historical data when available to estimate pre-vesting option forfeitures, and records stock-based compensation expense only for those awards that are expected to vest. The weighted-average fair value of the Company’s options granted to employees was $1.90 and $3.71 per share, in 2015 and 2014, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2015	2014
Risk-free interest rate	1.84%	1.82%	-	2.03%
Expected life in years	6.0		6.0
Expected volatility	68%	70%	-	71%
Expected dividend yield	—		—

Stock options outstanding that have vested or are expected to vest as of December 31, 2015 were as follows:

	Shares of Common Stock	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Vested	1,861,953	$4.22	6.7	$-
Expected to vest	1,149,545	3.69	8.5	-
Total	3,011,498	$4.01	7.4	$-

The aggregate intrinsic value amounts represent the difference between the exercise price and $1.00, the fair value of our common stock on December 31, 2015, for in-the-money options.

A summary of the Company’s employee stock option activity is as follows:

	Outstanding			Exercisable
	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual life (in years)	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual life (in years)
Outstanding at January 1, 2014	389,436	$11.77	3.9	367,110	$11.10	3.9
Granted	3,287,181	3.71
Exercised	—	—
Forfeited or expired	(28,370)	33.99
Outstanding at December 31, 2014	3,648,247	$5.44	8.8	1,072,111	$9.49	7.2
Granted	6,650	1.90
Exercised	—	—
Forfeited or expired	(643,399)	6.28
Outstanding at December 31, 2015	3,011,498	$4.01	7.4	1,861,952	$4.22	6.7

The completion of the Merger on January 8, 2016, as discussed in note 17, constituted a “change in control” under the Company’s non-plan option agreements thereby resulting in automatic acceleration of vesting of all options outstanding as of the effective time of the Merger and such options remaining exercisable for the remainder of their terms.

As of December 31, 2015, the Company had $2,675,669 of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees. That cost was recognized in January 2016 due to the acceleration of vesting triggered by the Merger as explained above. Per share exercise prices for options outstanding at December 31, 2015 and 2014, ranged from $1.90 to $54.00.

11.	Commitments and Contingencies

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

The Company’s contractual obligations with respect to rental commitments as of December 31, 2015 were as follows:

Rental Commitments
Payments due by period:
One year	$72,920
Two years	74,355
Three years	12,432
Four years	—
Five years	—
Over five years	—
Total	$159,707

Purchase Obligations

As of December 31, 2015, the Company had no material future commitments in regards to the preclinical development of RES-440 and RES-529.

Litigation

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its condensed consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of December 31, 2015, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the Company’s former Chief Executive Officer under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action. After a hearing for the petition and motion on April 14, 2015, the Court granted the Company’s petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. No arbitration hearing has yet been scheduled. The Company believes this matter is without merit and intends to defend the arbitration vigorously. Because this matter is in an early stage, the Company is unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on the Company’s financial position. Depending on the outcome or resolution of this matter, it could have a material effect on the Company’s financial position.

On September 21, 2015, David Schmidt, a member of Diffusion, filed suit (the “Complaint”) in the Circuit Court for Albemarle County (Virginia), which is proceeding as Case. No.  CL15-791, David G. Schmidt v. Diffusion Pharmaceuticals, LLC.  The primary claim asserted in the Complaint is a claim for breach of contract, with Mr. Schmidt asserting that Diffusion breached the terms of a $1.5 million convertible promissory note, dated December 15, 2009, which he elected to fully convert into membership units on the same day at the contractual per-unit conversion price of $3.50.  Mr. Schmidt alleges that the anti-dilution provisions of the convertible promissory note and certain terms of the operating agreement entitle him to convert his note at the conversion price of $1 per unit, which was the conversion price that Diffusion subsequently renegotiated in 2012 with other noteholders who had not converted their notes.  Mr. Schmidt contends that if he had converted his note at $1 per unit instead of $3.50 per unit, he would have received an additional 1,071,432.50 units.  His claim for relief is an award of specific performance requiring Diffusion to issue him an additional 1,071,432.50 units or to pay damages equal to the value of such units.  Mr. Schmidt also asserts tort claims for breach of fiduciary duty and conversion, together with a claim for unjust enrichment.  These claims are all based on the alleged breaches of contract underpinning his claim for breach of contract.

Diffusion filed a Demurrer asking the court to dismiss the Complaint for failing to state a viable cause of action.  Diffusion maintains that neither the convertible promissory note nor the operating agreement entitle Mr. Schmidt to receive a lower conversion price that was negotiated with other noteholders after he elected to convert his notes. Diffusion also seeks dismissal of the other claims on various grounds, including the economic loss rule (which generally prohibits tort claims arising out of a breach of contract) and the statute of limitations. A hearing on Diffusion’s Demurrer was held on March 14, 2016, at which hearing the claim was dismissed for failing to state a viable cause of action.  Mr. Schmidt has up to 21 days to file an amended, restated complaint. Management and legal counsel for Diffusion are of the opinion that the plaintiff’s claim is without merit and Diffusion will prevail in defending the suit. Diffusion is unable to estimate the possible loss or range of loss should Diffusion not prevail in defending the suit.

12.	Income Taxes

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	December 31,
Deferred Tax Assets	2015	2014

Net operating loss carryforwards	$25,165,014	$23,030,884
Stock option compensation	6,937,512	6,083,848
Other	—	26,783
Valuation allowance	(32,102,526)	(29,141,515)
Net deferred tax asset	$—	$—

Deferred Tax Liabilities
Intangible assets	$(2,274,526)	$(2,274,526)

During the year ended December 31, 2014, in conjunction with the accounting associated with the Paloma acquisition described in note 4 to the consolidated financial statements, the Company recorded a deferred tax liability related to tax basis differences associated with the acquired indefinite lived IPR&D intangible asset. As the entire deferred tax liability as of December 31, 2015 and 2014 relates to an indefinite lived intangible asset, which due to its indefinite life will not serve as reversible temporary differences that give rise to future taxable income; the Company maintains a full valuation allowance on its deferred tax assets, resulting in a net deferred tax liability position equal to the deferred tax liability on the Company’s indefinite lived intangible asset.

The Company has no current tax provision due to its current and accumulated losses, which result in net operating loss carryforwards. The Company recorded a deferred tax benefit of $2,816,884 in the consolidated statements of operations for the year ended December 31, 2014 due primarily to the reduction in the Company’s intangible assets resulting from the impairment loss on such assets recorded in 2014 and the amortization recorded on a portion of those impaired intangible assets prior to the date of the impairment.

The Company had net operating loss carry-forwards (“NOL”) for federal and state income tax purposes of approximately:

	December 31,
	2015	2014
Combined NOL Carryforwards:
Federal	$63,013,194	$57,521,560
State	54,131,507	50,440,965

The net operating loss carryforwards begin expiring in 2020 for Federal income tax purposes and 2016 for state income tax purposes. From December 31, 2012 to December 31, 2015, the number of outstanding shares of our common stock increased from 890,837 to 18,614,968. In January 2016, the number of outstanding shares of common stock further increased to 101,578,512 following completion of the Merger discussed in note 17. This increase in the number of shares outstanding constitutes a change of ownership, under the provisions of Internal Revenue Code Section 382 and similar state provisions, and is likely to significantly limit the Company’s ability to utilize these net operating loss carryforwards to offset future income. Accordingly, the Company recorded a 100% valuation allowance of the deferred tax assets as of December 31, 2015 and December 31, 2014 because of the uncertainty of their realization.

A reconciliation of the income tax rate computed at the federal statutory rate to that recorded in the financial statements for 2015 and 2014 is as follows:

	2015		2014
Rate reconciliation:
Federal tax benefit at statutory rate	$(8,337,236)	(35.0%)	$(6,009,398)	(35.0%)
State tax, net of Federal benefit	(1,368,216)	(5.7%)	(986,051)	(5.7%)
Change in valuation allowance	2,961,011	12.4%	2,866,582	10.9%
Goodwill impairment	4,510,986	18.9%	—	—
Other	2,233,455	9.4%	1,311,983	13.4%
Total provision	$—	0.0%	$(2,816,884)	(16.4%)

13.	Employee Benefit Plan

The Company sponsors a defined contribution 401(k) retirement savings plan (the “401(k) Plan”) covering all of its employees. Employee contributions to the 401(k) Plan are voluntary. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. There were matching contributions of $22,950 and $0 for the years ended December 31, 2015 and 2014, respectively. The Company terminated the 401(k) Plan in connection with the Merger. See note 17 to the consolidated financial statements.

14.	Basic and Diluted Net Loss Per Share

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

Because of their anti-dilutive effect, all stock options and warrants for the years ended December 31, 2015 and 2014, respectively, have been excluded from the calculation of diluted net loss per share.

	Years Ended December 31,
	2015	2014
Basic and dilutive numerator:
Net loss, as reported	$(23,820,675)	$(14,352,824)
Denominator:
Weighted-average shares outstanding	18,614,968	14,299,473
Net loss per share - basic and diluted	$(1.28)	$(1.00)

15.	Investment in Or-Genix Therapeutics, Inc.

In April 2015, the Company entered into several agreements with Or-Genix Therapeutics, Inc. (“Or-Genix”), pursuant to which the Company transferred certain of its non-focus technology rights to Or-Genix in exchange for a 19.9% ownership interest in Or-Genix, representing 2,484,395 shares of the common stock of Or-Genix, and purchased $250,000 in perpetual non-redeemable preferred stock which is included in other assets as of December 31, 2015. The rights the Company transferred include exclusive rights to a compound formerly known as “RES-102,” which is a “soft” estrogen potentially to be developed for the treatment of aging skin fragility/thinning and vulvo-vaginal atrophy, and exclusive rights to a compound formerly known as “RES-214,” a non-prescription cosmeceutical product under development by a sublicensee. The Company previously licensed these rights from Yale University and as part of this transaction assigned those license agreements to Or-Genix. The Company also assigned its rights under a sublicense agreement with Ferndale Pharma Group, Inc. for the formulation, manufacture, sale and marketing of RES-214. As the rights exchanged for the common stock investment had a recorded value of zero as of the transaction date, and as the common stock transaction was a non-monetary exchange, no value was assigned to the common stock portion of the Company’s Or-Genix investment and no gain or loss was recognized as a result of the transaction. Or-Genix is founded and owned primarily by Yael Schwartz, Ph.D., a former member of the Company’s Board of Directors and former Executive Vice President, Preclinical Development. The transfer of these technology rights to Or-Genix was executed since the Company is focusing its development efforts and resources on its other technologies. The Company does not control nor exercise significant influence over Or-Genix.

16.	Former Employee Severance Expense

On April 30, 2015, the Company entered into resignation agreements with the Company’s former Executive Vice President, Preclinical Development and former Vice President of Pharmaceutical Sciences. As part of these resignation agreements, the Company modified their stock option agreements to provide for continued vesting until June 30, 2015 and to extend the post-termination exercise period from 90 days to one year, resulting in a minimal amount of additional stock-based compensation expense. On June 19, 2015, the Company entered into a resignation agreement with the Company’s former Chief Scientific Officer. Costs associated with the resignation agreements, consisting primarily of severance-related charges, are reflected in the former employee severance expense section in the condensed consolidated statement of operations for the year ended December 31, 2015. $221,183 related to these charges was included in other accrued liabilities as of December 31, 2015.

17.	Subsequent Event

Merger with Diffusion LLC

On January 8, 2016, the Company, through a subsidiary, completed the Merger with and into Diffusion LLC pursuant to the Merger Agreement and, as a result, Diffusion LLC became a wholly-owned subsidiary of the Company creating a combined company that is a clinical stage biotechnology company focused on developing therapeutics for the treatment of certain cancers. In connection with the Merger, the Company issued to the holders of outstanding units of Diffusion LLC an aggregate of 82,963,544 shares of Common Stock and, as a result, immediately following the completion of the Merger, the former equity holders of Diffusion LLC owned approximately 84.1% of the Common Stock of the Company and the stockholders of RestorGenex immediately prior to the Merger owned approximately 15.9% of the Common Stock of the combined company, in each case, on a fully-diluted basis (subject to certain exceptions and adjustments).  Also in connection with the Merger, the pre-Merger directors and officers of the Company tendered their resignations and the pre-Merger directors and officers of Diffusion LLC were appointed as the new directors and officers of the Company, and our corporate headquarters moved from Buffalo Grove, Illinois to Charlottesville, Virginia. Following the completion of the Merger, the Company changed its corporate name from “RestorGenex Corporation” to “Diffusion Pharmaceuticals Inc.” and changed the trading symbol of the Company’s common stock from “RESX” to “DFFN.”

At the effective time of the Merger, each outstanding unit of membership interest of Diffusion (“Diffusion Units”) was converted into the right to receive 3.652658 shares of the Company’s common stock, as determined pursuant to the Merger Agreement (“Exchange Ratio”). Also at the effective time of the Merger, $1,125,000 of Diffusion convertible notes were outstanding and the rights of the holders of each outstanding convertible promissory note convertible into Diffusion Units (“Diffusion Convertible Notes”) was converted into the right to convert such securities into a number of shares of the Company’s common stock equal to the number of Diffusion Units such Diffusion Convertible Note would be convertible into pursuant to its terms multiplied by the Exchange Ratio. In addition, at the effective time of the Merger and as a result of the Merger, all outstanding options to purchase Diffusion Units were converted into and became options to purchase the Company’s common stock on terms substantially identical to those in effect prior to the effective time of the Merger, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio. As a result of the Merger, and taking into account the adjustments to the number of shares and exercise price as a result of the Merger, we assumed options to purchase Diffusion Units which converted into options to purchase an aggregate of 14,952,101 shares of the Company’s common stock with a weighted average exercise price of $0.40 per share. No fractional shares of the Company’s common stock were issued in connection with the Merger, and holders of Diffusion Units received cash in lieu thereof.

For accounting purposes, the Merger is treated as a “reverse acquisition” under generally acceptable accounting principles in the United States (“U.S. GAAP”) and Diffusion LLC is considered the accounting acquirer. Accordingly, Diffusion LLC’s historical results of operations will replace the Company’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s financial statements.

During 2015, the Company incurred transaction costs of $1,193,115 in connection with the Merger that were incurred and expensed within “general and administrative expenses” on the consolidated statements of operations during the year ended December 31, 2015.

The completion of the Merger constituted a “change in control” under the Company’s non-plan option agreements thereby resulting in automatic acceleration of vesting of all options outstanding as of the effective time of the Merger and such options remaining exercisable for the remainder of their terms. In addition, because of the termination of employment of the Company’s officers and employees in connection with the Merger, the Company incurred approximately $3,039,860 in severance costs during the first quarter of 2016, which amounts were paid to the affected employees in January 2016.

Contingent Value Rights Distribution

Prior to the effective time of the Merger, the Company’s Board of Directors authorized, declared and effected a distribution of contingent value rights (“CVRs”) to existing stockholders of the Company as of the close of business on January 7, 2016 (the “CVR Record Date”) at a rate of one CVR for each share of the Company’s common stock. The CVRs, which are not certificated and not attached to the shares of the Company’s common stock, were payable immediately prior to the effective time. Each CVR represents a non-transferable right (subject to certain limited exceptions) to potentially receive certain cash payments in the event the Company receives net cash payments during the five-year period after the Merger as a result of the sale, transfer, license or similar transaction relating to the Company’s product currently known as RES-440, which is a “soft” anti-androgen, upon the terms and subject to the conditions set forth in a contingent value rights agreement, dated January 8, 2016, between the Company and Computershare, Inc., as rights agent (the “CVR Agreement”). The aggregate cash payments to be distributed to the holders of the CVRs, if any, will be equal to the amount of net cash payments received by the Company as a result of the sale, transfer, license or similar transaction relating to RES-440, as determined pursuant to the CVR Agreement, but will not exceed $50 million in the aggregate. Any option or warrant holder of the Company as of the record date for the CVRs would, at the time of exercise, be entitled to receive one CVR for each share of the Company’s common stock issued upon the future exercise of the option or warrant, which would entitle the holder to a pro rata portion of any CVR payments made after the date of exercise.

Voting and Lock-Up Agreements

On January 8, 2016, the Company entered into a voting and lock-up agreement with each of the pre-closing directors and executive officers of the Company and Diffusion, who collectively held approximately 16.6% of the outstanding common stock of the combined company after the Merger, pursuant to which such persons agreed, for six months after the Merger, to vote all of their respective shares of common stock owned after the Merger for such proposals that are reasonably presented by the Company’s Board of Directors and to not sell, pledge, encumber or take certain other actions with respect to such shares.

Assumption of Diffusion Indebtedness

As a result of the Merger, all of the outstanding indebtedness of Diffusion became the obligation of the Company. As of the closing date of the Merger, there was $1,125,000 of principal amount of notes outstanding (the “Notes”) with an aggregate of approximately $38,264 of interest accrued thereon, of which $550,000, $325,000, $50,000 and $200,000 of principal amount were issued as Series B, Series C, Series E and Series F Notes, respectively. The Series B Notes were issued in March 2011, mature June 2018 and, as a result of the completion of the Merger, are convertible into the Company’s common stock at a conversion price of $0.273773236 per share. The Series C notes were issued in September 2012, mature March 2016 and, as a result of the completion of the Merger, are convertible into the Company’s common stock at a conversion price of $0.273773236 per share. The Series E Notes were issued in June 2014, mature June 2018 and, as a result of the completion of the Merger, are convertible into the Company’s common stock at a conversion price of $0.410659854 per share. The Series F Notes were issued in December 2015, mature December 2019 and, as a result of the completion of the Merger, are convertible into the Company’s common stock at a conversion price of $0.547546472. Immediately following the Effective Time, the Notes were convertible into an aggregate of 3,821,571 shares of the Company’s common stock.

All of the Notes bear interest at a rate of 1.0% per annum and are convertible into shares of Company’s common stock at the holder’s discretion. In the event a holder does not convert prior to a Note’s maturity date, the entire principal amount and all accrued interest are due and payable on such date. The Notes are subject to acceleration in the case of certain customary events of default, including failure to make payments on the Notes when due and certain bankruptcy events, and the conversion prices are subject to adjustment in the case of certain dilutive company events.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

________________

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders (“Proxy Statement”) or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Code of Conduct and Ethics

Our Code of Conduct and Ethics applies to all of our employees, officers and directors, including our principal executive officer and principal financial officer, and meets the requirements of the Securities and Exchange Commission. A copy of our Code of Conduct and Ethics is filed as an exhibit to this report. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding amendments to or waivers from any provision of our Code of Conduct and Ethics by posting such information on our corporate website located at www.diffusionpharma.com.

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the headings “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the headings “Stock Ownership” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table and notes provide information about shares of our common stock that may be issued under all of our equity compensation plans as of December 31, 2015.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,650	$1.90	2,493,350

Equity compensation plans not approved by security holders (2)	3,004,848	$2.57	0
Total	3,011,498	$2.57	2,493,350

(1)

Represents options to purchase shares of our common stock granted under the RestorGenex 2015 Equity Incentive Plan, which was approved by our stockholders on June 17, 2015. The exercise price of the options is equal to the fair market value of the common stock on the date of grant. The options vest quarterly over three years and expire on the ten-year anniversary of the date of grant.

(2)

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

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm,” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

________________

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Our financial statements are included in Item 8 of Part II of this report.

The exhibits to this report are listed on the Exhibit Index to this report. A copy of any of the exhibits listed will be furnished at a reasonable cost, upon receipt from any person of a written request for any such exhibit. Such request should be sent to Diffusion Pharmaceuticals Inc., 2020 Avon Court, #4, Charlottesville, Virginia 22902, Attention: Stockholder Information. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2016	DIFFUSION PHARMACEUTICALS INC.

	By:	/s/ David G. Kalergis
David G. Kalergis
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ David G. Kalergis	Chairman of the Board and Chief Executive Officer	March 25, 2016
David G. Kalergis	(Principal Executive Officer)

/s/ Ben Shealy	Senior Vice President, Finance	March 25, 2016
Ben Shealy	(Principal Financial and Accounting Officer)

/s/ John L. Gainer, Ph.D.	Director	March 25, 2016
John L. Gainer, Ph.D.

/s/ Thomas Byrne	Director	March 25, 2016
Thomas Byrne

/s/ Robert Adams	Director	March 25, 2016
Robert Adams

/s/ Mark T. Giles	Director	March 25, 2016
Mark T. Giles

/s/ Alan Levin	Director	March 25, 2016
Alan Levin

DIFFUSION PHARMACEUTICALS INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger between Pro Sports & Entertainment, Inc. and the Company dated August 20, 2007	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed March 14, 2008 (SEC File No. 0-24477)

2.2	Amendment to Agreement and Plan of Merger between Pro Sports & Entertainment, Inc. and the Company dated March 10, 2008	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed March 14, 2008 (SEC File No. 0-24477)

2.3

Agreement and Plan of Merger dated as of September 2013 among the Company, Canterbury Acquisition, LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC, Hygeia Therapeutics, Inc., and Yael Schwartz, Ph.D.*

Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 2, 2013 (SEC File No. 0-24477)

2.4	Agreement and Plan of Merger dated as of February 25, 2014 among the Company, Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. and David Sherris, Ph.D.*	Incorporated by reference to Exhibit 2.1 to registrant’s current report on Form 8-K filed on March 7, 2014 (SEC File No. 0-24477)

2.5	Agreement and Plan of Merger dated as of February 25, 2013 among the Company, VasculoMedics Acquisition, Inc., VasculoMedics, Inc. and David Sherris, Ph.D.*	Incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K filed on March 7, 2014 (SEC File No. 0-24477)

2.6	Plan of Conversion, dated June 18, 2015	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on June 18, 2015 (SEC File No. 0-24477)

2.7	Agreement and Plan of Merger dated as of December 15, 2015 among the Company, Arco Merger Sub, LLC and Diffusion Pharmaceuticals LLC *	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on December 15, 2015 (SEC File No. 0-24477)

3.1	Articles of Conversion, as filed with the Secretary of State of the State of Nevada on June 18, 2015	Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 18, 2015 (SEC File No. 0-24477)

Exhibit No.	Description	Method of Filing

3.2	Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on June 18, 2015	Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on June 18, 2015 (SEC File No. 0-24477)

3.3	Certificate of Incorporation of Diffusion Pharmaceuticals Inc., as amended	Filed herewith

3.4	Bylaws of Diffusion Pharmaceuticals Inc., as amended	Filed herewith

4.1	Form of Debt Conversion Agreement effective May 2, 2013 among the Company and two holders of the Company’s Promissory Notes	Incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K filed on June 18, 2013 (SEC File No. 0-24477)

4.2	Form of Warrant issued to Investors in the 2014 Private Placement by the Company	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on April 29, 2014 (SEC File No. 0-24477)

4.3	Form of Registration Rights Agreement entered into by and among the Company and Investors in the 2014 Private Placement	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on April 29, 2014 (SEC File No. 0-24477)

4.4	Warrant, dated April 29, 2014, issued by the Company to Sol J. Barer, Ph.D.	Incorporated by reference to Exhibit 4.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014 (SEC File No. 0-24477)

4.5	Warrant, dated October 21, 2014, issued by the Company to Isaac Blech	Incorporated by reference to Exhibit 4.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014 (SEC File No. 0-24477)

4.6	Debt Conversion Agreement effective October 21, 2014 between the Company and Isaac Blech	Incorporated by reference to Exhibit 4.6 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014 (SEC File No. 0-24477)

Exhibit No.	Description	Method of Filing
4.7	Form of Diffusion Pharmaceuticals LLC Convertible Note Agreement	Filed herewith

10.1	Form of Stockholder Voting and Lock-Up Agreement in connection with Agreement and Plan of Merger dated as of December 15, 2015 among the Company, Arco Merger Sub, LLC and Diffusion Pharmaceuticals LLC	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 8, 2016 (SEC File No. 0-24477)

10.2	Contingent Value Rights Agreement, dated as of January 8, 2016, by and between the Company and Computershare, Inc., as Rights Agent	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 8, 2016 (SEC File No. 0-24477)

10.3	Form of Indemnification Agreement between the Company and each of its Directors and Officers**	Filed herewith

10.4	Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K as filed on June 18, 2015 (SEC File No. 0-24477)

10.5	Form of Incentive Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on June 18, 2015 (SEC File No. 0-24477)

10.6	Form of Non-Statutory Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on June 18, 2015 (SEC File No. 0-24477)

10.7	Resignation Agreement, dated April 30, 2015, between the Company and Yael Schwartz, Ph.D.**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 1, 2015 (SEC File No. 0-24477)

10.8	Executive Employment Agreement dated November 18, 2013 between the Company and Yael Schwartz, Ph.D.**	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 22, 2013 (SEC File No. 0-24477)

Exhibit No.	Description	Method of Filing
10.9	Executive Employment Agreement dated March 5, 2014 between the Company and Stephen Simes**	Incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K filed on March 10, 2014 (SEC File No. 0-24477)

10.10	Executive Employment Agreement dated March 31, 2014 between the Company and David Sherris, Ph.D.**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 2, 2014 (SEC File No. 0-24477)

10.11	Executive Employment Agreement dated May 27, 2014 between the Company and Phillip Donenberg**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 30, 2014 (SEC File No. 0-24477)

10.12	Addendum to Executive Employment Agreement of Yael Schwartz, effective July 1, 2014, between the Company and Yael Schwartz**	Incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014 (SEC File No. 0-24477)

10.13	Addendum to Executive Employment Agreement of David Sherris, effective July 2, 2014, between the Company and David Sherris**	Incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014 (SEC File No. 0-24477)

10.14	Form of Stock Option Agreement between the Company and its former Executive Officers**	Incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014 (SEC File No. 0-24477)

10.15	Form of Stock Option Agreement between the Company and its former Directors**	Incorporated by reference to Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014 (SEC File No. 0-24477)

10.16	Option dated January 25, 2012 between the Company and Isaac Blech	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed January 31, 2012 (SEC File No. 0-24477)

Exhibit No.	Description	Method of Filing

10.17	Form of Subscription Agreement, dated as of April 29, 2014, among the Company and the Investors in the 2014 Private Placement	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on April 29, 2014 (SEC File No. 0-24477)

10.20	Securities Purchase Agreement dated May 24, 2011 among the Company and the Selling Stockholders party thereto	Incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K filed May 27, 2011 (SEC File No. 0-24477)

10.21	Registration Rights Agreement dated November 18, 2013 between the Company and Certain Holders	Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on November 22, 2013 (SEC File No. 0-24477)

10.22	Lease Agreement dated as of September 4, 2014 by and between the Company and Riverwalk South, L.L.C.	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on September 10, 2014 (SEC File No. 0-24477)

10.23	Amendment to Settlement Agreement and Stipulation, dated as of June 6, 2014, between the Company and ASC Recap LLC	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K as filed on June 9, 2014 (SEC File No. 0-24477)

10.24	Form of Diffusion Pharmaceuticals LLC Stock Option Award Agreement	Filed herewith

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

Exhibit No.	Description	Method of Filing
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from the registrant’s annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

Filed herewith

*

All exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

**	A management contract or compensatory plan or arrangement.