Form 10-K/A
period 2015-12-31
Diffusion Pharmaceuticals Inc.
filed 2016-04-29
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No.1)

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24477

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTES

Amendment No.1

This Amendment No. 1 to Form 10-K (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Diffusion Pharmaceuticals Inc., a Delaware corporation (the “Company”) for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2016 (the “Original Filing”). This Amendment No. 1 is being filed to provide the information required by Items 10 through 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement involving the election of directors if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment No.1 to include Part III information in our Form 10-K because we will not file our definitive proxy statement containing this information before that date.

In addition, pursuant to the rules and regulations promulgated by the SEC, we have also included as exhibits currently dated certifications of our principal executive officer and principal financial officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise explicitly stated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in items of our Original Filing other than Items 10 through 14 of Part III, and Part IV are true or complete as of any date subsequent to the Original Filing. This Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings, as well as our Current Reports filed on Form 8-K subsequent to the date of the Original Filing.

Merger with Diffusion Pharmaceuticals LLC

As previously disclosed, on January 8, 2016, the Company (f/k/a RestorGenex Corporation) completed the merger (the “Merger”) of its wholly owned subsidiary, Arco Merger Sub, LLC (“Merger Sub”), with and into Diffusion Pharmaceuticals LLC, a Virginia limited liability company (“Diffusion LLC”), in accordance with the terms of the Agreement and Plan of Merger, dated as of December 15, 2015, among the Company, Merger Sub and Diffusion LLC (the “Merger Agreement”). As a result of the Merger, Diffusion LLC, the surviving company in the Merger, became a wholly owned subsidiary of the Company and, following the Merger, the Company changed its corporate name from RestorGenex Corporation (“RestorGenex”) to Diffusion Pharmaceuticals Inc.

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

This Form 10-K (including Amendment No. 1 hereto) relates to the Company’s year ended December 31, 2015, which was prior to the completion of the Merger, and therefore contains the historical financial statements of RestorGenex and does not include the historical financial statements of Diffusion LLC. The first periodic report that will include results of operations for the combined company, including Diffusion LLC, will be the Company’s quarterly report on Form 10-Q for the quarter ending March 31, 2016.

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

This report contains the following trademarks, trade names and service marks of ours: RestorGenex and Diffusion. All other trade names, trademarks and service marks appearing in this Amendment No. 1 are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms appear without the trade name, trademark or service mark notice for convenience only and should not be construed as being used in a descriptive or generic sense.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The table below sets forth, as of April 14, 2016, certain information that has been furnished to us by each current director on the Company’s board of directors (the “Board”)

Name	Age	Director Since
David G. Kalergis	67	2016

John L. Gainer, Ph.D.	78	2016

Robert Adams (1)	66	2016

Mark T. Giles (1)	61	2016

Alan Levin (1)	54	2016

(1)         Current member of the Audit, Compensation and Nominating and Corporate Governance Committee.

The paragraphs below provide information about each current director, including all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or served as a director during the past five years.  We believe that all of our director nominees display personal and professional integrity; satisfactory levels of education and/or business experience; broad-based business acumen; an appropriate level of understanding of our business and its industry and other industries relevant to our business; the ability and willingness to devote adequate time to the work of the Board and its committees; a fit of skills and personality with those of our other directors that helps build a board of directors that is effective, collegial and responsive to the needs of our company; strategic thinking and a willingness to share ideas; a diversity of experiences, expertise and background and the ability to represent the interests of all of our stockholders.  The information presented below regarding each director also sets forth specific experience, qualifications, attributes and skills that led the Board to the conclusion that he or she should serve as a director in light of our business and structure.

David G. Kalergis –Mr. Kalergis has served as our Chairman of the Board and Chief Executive Officer since the completion of the Merger in January 2016. Mr. Kalergis, along with Dr. Gainer, is a co-founder of Diffusion LLC and has served as a director of Diffusion LLC since its inception in 2001 and as its Chief Executive Officer since 2004. Prior to joining Diffusion LLC, Mr. Kalergis held positions with the University of Virginia, as the general counsel and director of business development for Pharmaceutical Research Associates, Inc., a pharmaceutical contract research organization, as an intelligence analyst for the U.S. Government and with the law firm Dewey, Ballantine, Bushby, Palmer & Wood, practicing in the areas of corporate finance, public offerings and mergers and acquisitions. In addition, from July 1998 until May 2012, Mr. Kalergis served on the board of directors and audit committee of Virginia National Bank. Mr. Kalergis received a B.A. in psychology, as well as an M.B.A. and J.D., from the University of Virginia, and is a graduate of the Harvard Business School’s Leadership and Strategy in the Pharmaceutical and Biotechnology Industry program.

The Board believes Mr. Kalergis’ perspective and experience as the Chief Executive Officer and a director of Diffusion LLC, as well as his depth of operating and senior management experience in our industry and educational background, provide him with the qualifications to serve as a director.

John L. Gainer, Ph.D. – Dr. Gainer has served as a director and as our Chief Scientific Officer since the completion of the Merger in January 2016. Dr. Gainer, along with Mr. Kalergis, is a co-founder of Diffusion LLC and has served as one of its directors and as its Chief Scientific Officer since its inception in 2001. From 1966 until his retirement in 2005, Dr. Gainer was a professor of chemical engineering at the University of Virginia. During his career, Dr. Gainer authored more than 100 scientific journal articles, including more than 30 published in medical journals, and spent two sabbaticals investigating drug actions and related research at Karolinska Institute in Stockholm and the laboratory of a major pharmaceutical company. He has been a member of the International Society for Oxygen Transport in Tissues since its inception in 1973. Dr. Gainer received a BSChE from West Virginia University and a Ph.D. in chemical engineering from the University of Delaware.

The Board believes Dr. Gainer’s perspective and experience as a director and officer of Diffusion LLC, as well as the depth and breadth of his scientific knowledge, provide him with the qualifications to serve as a director.

Robert Adams – Mr. Adams has served as a director since the completion of the Merger in January 2016 and as a director of Diffusion LLC since 2002. Prior to his retirement in 2015, Mr. Adams was a partner in the intellectual property law firm of Nixon & Vanderhye P.C, where he had practiced for over 25 years, focusing on patent litigation and international patent licensing and negotiations. During that time period, Mr. Adams was lead litigation counsel in more than 50 major intellectual property lawsuits, where he directly handled, for example, all intellectual property valuations and settlements on behalf of his U.S. and foreign clients. Moreover, Mr. Adams served as the head negotiator for a well-known Japanese consumer products company for 15 years in various complicated licensing situations. Those negotiations typically involved the cross-licensing of up to hundreds of U.S. and foreign patent rights. His lead licensing activities on behalf of that client included, among other things, multi-year negotiations with Texas Instruments, Advanced Micro Devices and Freescale. Mr. Adams received a B.A. from the University of Maryland and a J.D. from George Washington University (with honors), and is a member of the Virginia State Bar.

The Board believes Mr. Adams’ perspective and experience as a director of Diffusion LLC, as well as the depth and breadth of his intellectual property experience, provide him with the qualifications to serve as a director.

Mark T. Giles – Mr. Giles has served as a director since the completion of the Merger in January 2016 and as a director of Diffusion LLC since 2008.  Since July 2007, Mr. Giles has been the sole managing member of Panda Holdings, LLC, which engages in the investment and management of private capital. Prior to joining Panda Holdings, Mr. Giles served as the Chief Executive Officer and Chairman of Virginia National Bank from July 1998 until December 2011. Prior to joining Virginia National Bank, Mr. Giles also served as the president of two publicly traded bank holding companies and subsidiary banks in Texas, practiced law with the banking group of a Houston law firm and served as the Chairman of VNBTrust.  He is a founding director of Walk2Campus Properties, LLC, and chairs the boards of Relay Foods, Inc. and Expedition Trust Company. He also serves on the boards of The Paramount Theater Foundation and The Paramount Theater Operating Company, the Thomas Jefferson Area United Way and the Computers4Kids Program.  He also serves on the Medical Affairs Board and Finance Committee of Martha Jefferson Hospital.  Mr. Giles received a B.S. from the McIntire School of Commerce at the University of Virginia and a J.D. from the University of Virginia School of Law.

The Board believes Mr. Giles’ perspective and experience as a director of Diffusion LLC, as well as the depth and breadth of his business and legal experience, provide him with the qualifications to serve as a director.

Alan Levin – Mr. Levin has served as a director since the completion of the Merger in January 2016 and as a director of Diffusion LLC since June 2015.  He previously served as Executive Vice President and Chief Financial Officer of Endo Health Solutions Inc. (“Endo”), a global specialty healthcare company, from June 2009 until his retirement in September 2013. Prior to joining Endo, Mr. Levin worked with Texas Pacific Group, a leading private equity firm, and one of their start-up investments. Before that, he was Senior Vice President & Chief Financial Officer of Pfizer, Inc. where he worked for 20 years in a variety of executive positions of increasing responsibility, including Treasurer and Senior Vice President of Finance & Strategic Management for the company’s research and development organization. Mr. Levin received a bachelor’s degree from Princeton University and a master’s degree from New York University’s Stern School of Business. Mr. Levin is a certified public accountant.  He is a member of the Board of Directors of Aceto Corp, a NASDAQ-traded company specialized in generics and pharmaceutical intermediate products.  He is also a member of the Advisory Board of Auven Therapeutics, a private equity fund; and the Critical Path Institute, a nonprofit collaboration between the Food and Drug Administration and pharmaceutical industry participants focused on streamlining and accelerating the development and regulatory pathways for innovative medicines.

The Board believes that the combination of Mr. Levin’s perspective and experience as a director of Diffusion LLC; his experience in financial reporting, treasury and corporate finance (including his prior positions as chief financial officer of Endo and Pfizer, Inc.); and his executive-level experience in the pharmaceutical industry all provide him with the qualifications and skills to serve as a director.

Executive Officers

The table below sets forth, as of April 14, 2016, certain information concerning our executive officers. Biographical information for Mr. Kalergis and Dr. Gainer is included above under the heading, “—Directors.”

Name	Age	Position with Diffusion
David G. Kalergis	67	Chairman and Chief Executive Officer
John L. Gainer, Ph.D	78	Chief Scientific Officer
David R. Jones, M.D.	53	Chief Medical Officer
Ben Shealy	58	Senior Vice President – Finance, Treasurer and Secretary
Thomas Byrne	59	General Counsel

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

Ben Shealy – Mr. Shealy serves as our Senior Vice President – Finance, Treasurer and Secretary. Mr. Shealy was appointed Senior Vice President – Finance and Treasurer in connection with the completion of the Merger. Mr. Shealy has served as Diffusion LLC’s Senior Vice President – Finance and Treasurer, since December 2015, and prior to that had served as Diffusion LLC’s Chief Financial Officer since 2004. Prior to joining Diffusion LLC, Mr. Shealy spent more than 20 years in the financial management industry focusing on private and public corporate financings, including serving as the Vice President of REBAR Inc. and positions with Donaldson, Lufkin & Jenrette, Prudential-Bache Capital Funding and the John Hancock Derivatives Group. Mr. Shealy received a B.S. in accounting from San Jose State University, an M.B.A. in finance from Columbia University and is a CFA Charter holder

Thomas Byrne – Mr. Byrne serves as our General Counsel, after serving as a director of the Company from the completion of the Merger until April 2016, as a director of Diffusion LLC from 2001 to January 2016, and as Diffusion LLC’s Secretary and Director of Patent Strategy since 2007. Prior to joining Diffusion LLC, Mr. Byrne served in in-house counsel positions at both Genentech Inc. and Amgen Inc., where he co-invented the erythropoiesis stimulating agent darbepoietin alpha (Aranesp®). From 1992 to 2000, he was a partner in the intellectual property law firm of Nixon and Vanderhye P.C. Mr. Byrne also currently acts as a consultant for start-up biotechnology companies on intellectual property, contract and business issues. He received a B.S. in chemical engineering and nuclear engineering, as well as a J.D., from the University of Virginia, and an M.S. in biochemical engineering from Yale University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10 percent of the outstanding shares of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Directors, executive officers and greater than 10 percent beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based on a review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 31, 2015, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act, for our directors, executive officers and beneficial owners of greater than 10 percent of our common stock were filed on a timely basis during the year ended December 31, 2015, except that on September 21, 2015 Isaac Blech, our former director, filed a late Form 4 reporting a transaction that occurred on January 7, 2014.

The Board, Its Committees and Corporate Governance

Our common stock is currently listed for quotation on the OTCQX marketplace of the OTC Markets Group under the symbol “DFFN.”  The OTCQX does not require its listed companies to comply with certain corporate governance requirements. Therefore, the Board has adopted certain governance standards applicable under the Listing Rules of The NASDAQ Stock Market, including its standard of independence. This Amendment No. 1 includes descriptions of certain of these governance standards under the Listing Rules of The NASDAQ Stock Market for informational purposes.

As noted above, the Merger was completed on January 8, 2016 and, at the effective time, the directors and executive officers of the Company resigned and were replaced by the directors and executive officers of Diffusion LLC. For purposes of this Amendment No. 1, we refer to the pre-Merger Board and its Committees as the “RestorGenex Board of Directors” or the “RestorGenex Board.”

Corporate Governance Guidelines

In March 2015, the RestorGenex Board of Directors, upon recommendation of the RestorGenex Nominating and Corporate Governance Committee, adopted Corporate Governance Guidelines.  A copy of these Corporate Governance Guidelines can be found on the Investor Relations—Corporate Governance section of our corporate website at www.diffusionpharma.com.  Among the topics addressed in our Corporate Governance Guidelines are:

●                  Board size, composition and qualifications;

●                  Selection of directors;

●                  Board leadership;

●                  Board committees;

●                  Board and committee meetings;

●                  Executive sessions of outside directors;

●                  Meeting attendance by directors and non-directors;

●                  Appropriate information and access;

●                  Ability to retain advisors;

●                  Conflicts of interest and director independence;

●                  Board interaction with corporate constituencies;

●                  Stock ownership by directors and executive officers;

●                  Retirement and term limits;

●                  Retirement and resignation policy;

●                  Board compensation;

●                  Loans to directors and executive officers;

●                  Chief Executive Officer evaluation;

●                  Board and committee evaluations;

●                  Director continuing education;

●                  Succession planning;

●                  Related person transactions;

●                  Communication with directors;

●                  Director attendance at annual meetings of stockholders; and

●                  Change of principal occupation and board memberships.

Director Independence

The Board has determined that three of our five current directors — Robert Adams, Mark T. Giles and Alan Levin — are “independent directors” under the Listing Rules of The NASDAQ Stock Market, which the Board has adopted as its standard of independence.  The Listing Rules of The NASDAQ Stock Market provide a non-exclusive list of persons who are not considered independent.  For example, under these rules, a director who is, or during the past three years was, employed by Diffusion or by any parent or subsidiary of Diffusion, other than prior employment as an interim chairman or chief executive officer, would not be considered independent.  No director qualifies as independent unless the Board affirmatively determines that the director does not have a material relationship with the listed company that would interfere with the exercise of independent judgment.  In making an affirmative determination that a director is an “independent director,” the Board reviewed and discussed information provided by these individuals and by us with regard to each of their business and personal activities as they may relate to us and our management.

Board Leadership Structure

The Board believes that our stockholders are best served if the Board retains the flexibility to adapt its leadership structure to applicable facts and circumstances, which necessarily change over time.  Accordingly, under our Corporate Governance Guidelines, the office of Chairman of the Board and Chief Executive Officer may or may not be held by one person.  The Board believes it is best not to have a fixed policy on this issue and that it should be free to make this determination based on what it believes is best under the circumstances.

Currently, David G. Kalergis serves as both the Chairman of the Board and as our Chief Executive Officer. The Board believes that it is currently in the best interests of the Company's stockholders to combine these offices as it promotes information flow between management and the Board, effective decision making and an alignment of corporate strategy. However, the Board strongly endorses the concept of an independent director being in a position of leadership for the rest of the outside directors.  Under our Corporate Governance Guidelines, if at any time the Chief Executive Officer and Chairman of the Board positions are held by the same person, the Board, upon recommendation of the Nominating and Corporate Governance Committee, will elect an independent director as a lead independent director. Mark T. Giles currently serves as our lead independent director.

Executive Sessions

At each regular meeting of the Board, our independent directors meet in executive session with no company management present during a portion of the meeting.  Mr. Giles as our lead independent director presides over these executive sessions and serves as a liaison between the independent directors and our Chief Executive Officer.

Board Meetings and Attendance

The RestorGenex Board of Directors held 8 meetings during 2015.  All of the directors on the RestorGenex Board during 2015 attended 75 percent or more of the aggregate meetings of the Board and all committees on which they served during 2015.

Board Committees

The Board has three standing committees:  Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each of these committees has the composition and responsibilities described below. The Board from time to time may establish other committees to facilitate the management of our company and may change the composition and the responsibilities of our existing committees.  Each of our three standing committees has a charter which can be found on the Investor Relations—Corporate Governance section of our corporate website at www.diffusionpharma.com. Messrs. Adams, Giles and Levin currently serve as the members of all three of our standing committees. Mr. Adams is the chairman of the Compensation Committee, Mr. Giles is the chairman of the Nominating and Corporate Governance Committee and Mr. Levin is the chairman of the Audit Committee.

Audit Committee

Responsibilities.  The primary responsibilities of the Audit Committee include:

●                  overseeing our accounting and financial reporting processes, systems of internal control over financial reporting and disclosure controls and procedures on behalf of the Board and reporting the results or findings of its oversight activities to the Board;

●                  having sole authority to appoint, retain and oversee the work of our independent registered public accounting firm and establishing the compensation to be paid to the independent registered public accounting firm;

●                  establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls and/or or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

●                  reviewing and pre-approving all audit services and permissible non-audit services to be performed for us by our independent registered public accounting firm as provided under the federal securities laws and rules and regulations of the SEC; and

●                  overseeing our system to monitor and manage risk, and legal and ethical compliance programs, including the establishment and administration (including the grant of any waiver from) a written code of ethics applicable to each of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

The Audit Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition and Audit Committee Financial Expert.  The current members of the Audit Committee are Messrs. Adams, Giles and Levin.  Mr. Levin is the chair of the Audit Committee.

Each current member of the Audit Committee qualifies as “independent” for purposes of membership on audit committees under the Listing Rules of The NASDAQ Stock Market and the rules and regulations of the SEC and is “financially literate” under the Listing Rules of The NASDAQ Stock Market.  In addition, the Board has determined that Mr. Levin qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC and meets the qualifications of “financial sophistication” under the Listing Rules of The NASDAQ Stock Market as a result of his experience in senior financial positions.  Stockholders should understand that these designations related to the Audit Committee members’ experience and understanding with respect to certain accounting and auditing matters are disclosure requirements of the SEC and The NASDAQ Stock Market and do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee or of the Board.

Meetings.  The RestorGenex Audit Committee met 8 times during 2015.

Complaint Procedures

The Audit Committee has established procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters, and the submission by our employees, on a confidential and anonymous basis, of concerns regarding questionable accounting or auditing matters.  Our personnel with such concerns are encouraged to discuss their concerns with their supervisor first, who in turn will be responsible for informing our chief executive officer of any concerns raised.  If an employee prefers not to discuss a particular matter with his or her own supervisor, the employee may instead discuss such matter with our chief executive officer.  If an individual prefers not to discuss a matter with the chief executive officer or if the chief executive officer is unavailable and the matter is urgent, the individual is encouraged to contact the Chair of the Audit Committee, Alan Levin.

Compensation Committee

Responsibilities.  The primary responsibilities of the Compensation Committee include:

●                  determining the annual salaries, incentive compensation, long-term incentive compensation, special or supplemental benefits or perquisites and any and all other compensation applicable to our chief executive officer and other executive officers;

●                  determining any revisions to corporate goals and objectives with respect to compensation for our chief executive officer and other executive officers and establishing and leading a process for the full Board to evaluate the performance of our chief executive officer and other executive officers in light of those goals and objectives;

●                  administering our equity-based compensation plans, including determining specific grants of options and other awards for executive officers and other employees under our equity-based compensation plans;

●                  reviewing and discussing with our chief executive officer and reporting periodically to the Board plans for executive officer development and corporate succession plans for the chief executive officer and other key executive officers and employees; and

●                  establishing and leading a process for determination of the compensation applicable to the non-employee directors on the Board.

The Compensation Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition.  The current members of the Compensation Committee are Messrs. Adams, Giles and Levin.  Mr. Adams is the chair of the Compensation Committee.  Each of the three current members of the Compensation Committee is an “independent director” under the Listing Rules of The NASDAQ Stock Market and a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

Meetings.  The RestorGenex Compensation Committee met 3 times during 2015.

Processes and Procedures for Consideration and Determination of Executive Compensation.  As mentioned above, the Compensation Committee has authority to determine all compensation applicable to our executive officers.  In setting executive compensation for our executive officers, the Compensation Committee considers, among other things, the following primary factors: each executive’s position within the company and the level of responsibility; the ability of the executive to affect key business initiatives; the executive’s individual experience and qualifications; compensation paid to executives of comparable positions by companies similar to our company; company and individual performance; the executive’s current and historical compensation levels; recommendations of our chief executive officer and input from the Compensation Committee’s independent consulting firm, Radford.

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

Processes and Procedures for Consideration and Determination of Director Compensation.  The Board has delegated to the Compensation Committee the responsibility, among other things, to establish and lead a process for determination of compensation payable to our non-employee directors.  The Compensation Committee makes recommendations regarding compensation payable to our non-employee directors to the entire Board, which then makes the final decisions.

In making decisions regarding compensation to be paid to our directors, the Board considers the recommendations of Radford, but also other factors, such as its own views as to the form and amount of compensation to be paid, the current and anticipated time demands placed on directors and other factors that may be relevant.

Nominating and Corporate Governance Committee

Responsibilities.  The primary responsibilities of the Nominating and Corporate Governance Committee are:

●                  identifying individuals qualified to become Board members;

●                  recommending director nominees for each annual meeting of our stockholders and director nominees to fill any vacancies that may occur between meetings of stockholders;

●                  being aware of best practices in corporate governance and developing and recommending to the Board a set of corporate governance standards to govern the Board, its committees, our company and our employees in the conduct of our business and affairs; and

●                  developing and overseeing a Board and Board committee evaluation process.

The Nominating and Corporate Governance Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition.  The current members of the Nominating and Corporate Governance Committee are Messrs. Adams, Giles and Levin.  Mr. Giles is the chair of the Nominating and Corporate Governance Committee.  Each of the three current members of the Nominating and Corporate Governance Committee is an “independent director” within the meaning of the Listing Rules of The NASDAQ Stock Market.

Meetings.  The RestorGenex Nominating and Corporate Governance Committee met 2 times during 2015.

Director Nominations Process

In selecting nominees for the Board, the Nominating and Corporate Governance Committee first determines whether the incumbent directors are qualified to serve, and wish to continue to serve, on the Board.  The Nominating and Corporate Governance Committee believes that our company and stockholders benefit from the continued service of qualified incumbent directors because those directors have familiarity with and insight into our company’s affairs that they have accumulated during their tenure with Diffusion.  Appropriate continuity of Board membership also contributes to the Board’s ability to work as a collective body.  Accordingly, it is the practice of the Nominating and Corporate Governance Committee, in general, to re-nominate an incumbent director at the upcoming annual meeting of stockholders if the director wishes to continue his or her service with the Board, the director continues to satisfy the Nominating and Corporate Governance Committee’s criteria for membership on the Board, the Nominating and Corporate Governance Committee believes the director continues to make important contributions to the Board, and there are no special, countervailing considerations against re-nomination of the director.

In identifying and evaluating new candidates for election to the Board, the Nominating and Corporate Governance Committee intends to first solicit recommendations for nominees from persons whom the Nominating and Corporate Governance Committee believes are likely to be familiar qualified candidates having the qualifications, skills and characteristics required for Board nominees from time to time.  Such persons may include members of the Board and senior management of Diffusion.  In addition, the Nominating and Corporate Governance Committee may engage a search firm to assist it in identifying qualified candidates.  The Nominating and Corporate Governance Committee then intends to review and evaluate each candidate whom it believes merits serious consideration, taking into account available information concerning the candidate, any qualifications or criteria for Board membership established by the Nominating and Corporate Governance Committee, the existing composition of the Board and other factors that it deems relevant.  In conducting its review and evaluation, the Nominating and Corporate Governance Committee may solicit the views of our management, other Board members and any other individuals it believes may have insight into a candidate.  The Nominating and Corporate Governance Committee may designate one or more of its members and/or other Board members to interview any proposed candidate.

The Nominating and Corporate Governance Committee will consider recommendations for the nomination of directors submitted by our stockholders.  The Nominating and Corporate Governance Committee will evaluate candidates recommended by stockholders in the same manner as those recommended as stated above.

There are no formal requirements or minimum qualifications that a candidate must meet in order for the Nominating and Corporate Governance Committee to recommend the candidate to the Board.  The Nominating and Corporate Governance Committee believes that each nominee should be evaluated based on his or her merits as an individual, taking into account the needs of the Company and the Board.  However, in evaluating candidates, there are a number of criteria that the Nominating and Corporate Governance Committee generally views as relevant and is likely to consider.  Some of these factors include:

●                  whether the candidate is an “independent director” under applicable independence tests under the federal securities laws and rules and regulations of the SEC;

●                  whether the candidate is “financially sophisticated” and otherwise meets the requirements for serving as a member of an audit committee;

●                  whether the candidate is an “audit committee financial expert” under the rules and regulations of the SEC;

●                  the needs of the Company with respect to the particular talents and experience of our directors;

●                  the personal and professional integrity and reputation of the candidate;

●                  the candidate’s level of education and business experience;

●                  the candidate’s business acumen;

●                  the candidate’s level of understanding of our business and industry and other industries relevant to our business;

●                  the candidate’s ability and willingness to devote adequate time to work of the Board and its committees;

●                  the fit of the candidate’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to the needs of our company;

●                  whether the candidate possesses strategic thinking and a willingness to share ideas;

●                  the candidate’s diversity of experiences, expertise and background; and

●                  the candidate’s ability to represent the interests of all stockholders and not a particular interest group.

While we do not have a stand-alone diversity policy, in considering whether to recommend any director nominee, including candidates recommended by stockholders, the Nominating and Corporate Governance Committee will consider the factors above, including the candidate’s diversity of experiences, expertise and background.  The Nominating and Corporate Governance Committee seeks nominees with a broad diversity of experience, expertise and backgrounds.  The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees.  We believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.

Board Oversight of Risk

      The Board as a whole has responsibility for risk oversight, with more in-depth reviews of certain areas of risk being conducted by the relevant Board committees that report on their deliberations to the full Board.  The oversight responsibility of the Board and its committees is enabled by management reporting processes that are designed to provide information to the Board about the identification, assessment and management of critical risks and management’s risk mitigation strategies.  The areas of risk that we focus on include regulatory, operational, financial (accounting, credit, liquidity and tax), legal, compensation, competitive, health, safety and environment, economic, political and reputational risks.

The standing committees of the Board oversee risks associated with their respective principal areas of focus.  The Audit Committee’s role includes a particular focus on the qualitative aspects of financial reporting to stockholders, on our processes for the management of business and financial risk, our financial reporting obligations and for compliance with significant applicable legal, ethical and regulatory requirements.  The Audit Committee, along with management, is also responsible for developing and participating in a process for review of important financial and operating topics that present potential significant risk to our company.  The Compensation Committee is responsible for overseeing risks and exposures associated with our compensation programs and arrangements, including our executive and director compensation programs and arrangements, and management succession planning.  The Nominating and Corporate Governance Committee oversees risks relating to our corporate governance matters and policies and director succession planning.

We recognize that a fundamental part of risk management is understanding not only the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for our company.  The involvement of the full Board in setting our business strategy is a key part of the Board’s assessment of management’s appetite for risk and also a determination of what constitutes an appropriate level of risk for our company.

We believe our current Board leadership structure is appropriate and helps ensure proper risk oversight for our company for a number of reasons, including: (1) general risk oversight by the full Board in connection with its role in reviewing our key long-term and short-term business strategies and monitoring on an on-going basis the implementation of our key business strategies; (2) more detailed oversight by our standing Board committees that are currently comprised of and chaired by our independent directors and (3) the focus of our Chairman of the Board on allocating appropriate Board agenda time for discussion regarding the implementation of our key business strategies and specifically risk management.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics applies to all of our directors, executive officers, including our Chief Executive Officer and our Chief Financial Officer, and other employees, and meets the requirements of the SEC.  A copy of our Code of Business Conduct and Ethics will be available on the Investor Relations—Corporate Governance—Code of Business Conduct and Ethics section of our corporate website at www.diffusionpharma.com.

Process Regarding Stockholder Communications with Board of Directors

Stockholders may communicate with the Board or any one particular director by sending correspondence, addressed to our Corporate Secretary, Diffusion Pharmaceuticals Inc., 2020 Avon Court, Suite 4, Charlottesville, Virginia 22902, with an instruction to forward the communication to the Board or one or more particular directors.  Our Corporate Secretary will forward promptly all such stockholder communications to the Board of Directors or the one or more particular directors, with the exception of any advertisements, solicitations for periodical or other subscriptions and other similar communications.

COMMITTEE REPORTS

Audit Committee Report

This report is furnished by the Audit Committee of the Board of Directors with respect to our financial statements for the year ended December 31, 2015.

One of the purposes of the Audit Committee is to oversee our accounting and financial reporting processes and the audit of our annual financial statements.  Our management is responsible for the preparation and presentation of complete and accurate financial statements.  Our independent registered public accounting firm is responsible for performing an independent audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and for issuing a report on their audit.

In performing its oversight role, the Audit Committee has reviewed and discussed our audited financial statements for the year ended December 31, 2015 with our management.  Management represented to the Audit Committee that our financial statements were prepared in accordance with generally accepted accounting principles.  The Audit Committee has discussed with Deloitte, our independent registered public accounting firm for the year ended December 31, 2015, the matters required to be discussed under Public Company Accounting Oversight Board standards.  The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board regarding communications with audit committees concerning independence.  The Audit Committee has discussed with Deloitte its independence and concluded that the independent registered public accounting firm is independent from our company and our management.

Based on the review and discussions of the Audit Committee described above, the Audit Committee recommended to the Board that our audited financial statements for the year ended December 31, 2015 be included in our annual report on Form 10-K for the year ended December 31, 2015 for filing with the Securities and Exchange Commission.

This report is dated as of March 25, 2016.

Audit Committee

Alan Levin, Chair

Robert Adams

Mark T. Giles

Item 11.	Executive Compensation

Merger with Diffusion Pharmaceuticals LLC

As the Merger was not completed until January 8, 2016, the following discussion of executive compensation relates to our pre-Merger named executive officers during the year ended December 31, 2015, Stephen M. Simes, Philip B. Donenberg and Mark A. Weinberg, M.D., and the decisions and considerations of the RestorGenex Compensation Committee. Unless the context otherwise requires, all references in this “Executive Compensation” section refer to the RestorGenex Compensation Committee. Our current Board, including the Compensation Committee thereof, is currently considering what changes, if any, will be made to the Company’s executive compensation policies for the year ending December 31, 2016.

Summary Compensation Table for Fiscal 2015

The table below provides summary compensation information concerning all compensation awarded to, earned by or paid to the individuals that served as our principal executive officer during the year ended December 31, 2015 and our two most highly compensated executive officers other than our principal executive officer during 2015.

SUMMARY COMPENSATION TABLE — 2015

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Stephen M. Simes	2015	$425,000	$0	$0	$8,571	$433,571
Former Chief Executive Officer	2014	349,808	212,500	489,647	0	1,051,955

Phillip B. Donenberg	2015	335,000	0	0	6,732	341,732
Former Chief Financial Officer and Corporate Secretary	2014	200,571	87,100	270,423	0	558,094

Mark A. Weinberg, M.D.	2015	357,000	0	0	1,787	358,787
Former Senior Vice President, Clinical Development	2014	146,462	74,435	213,390	0	434,287

(1)          All Other Compensation represents 401(k) Plan matching contributions by RestorGenex. We did not provide perquisites or other personal benefits other than a 401(k) matching contribution to our principal executive officers during the year ended December 31, 2015.

Employment and Other Agreements

Stephen M. Simes, Chief Executive Officer.  On March 5, 2014, we entered into an executive employment agreement with Stephen M. Simes pursuant to which he served as our Chief Executive Officer.  The initial term of the agreement was three years, subject to extension as provided therein.  Mr. Simes was entitled to an annual base salary of $425,000 with at least annual review and base salary increases as approved by the Board or Compensation Committee.  Mr. Simes had the opportunity to earn a target annual bonus of 60 percent of base salary based upon achievement of performance objectives set by the Board or Compensation Committee after consultation with Mr. Simes, with the potential to earn a higher bonus for above target performance.  Upon commencement of his employment, Mr. Simes received an initial grant of options to purchase 500,000 shares at an exercise price of $2.50 per share, which option vested quarterly. On July 24, 2014, Mr. Simes received a grant of options to purchase 542,975 shares at an exercise price of $3.92 per share, which option vested quarterly. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.”  The employment agreement contained a clawback provision for certain performance-based compensation if a financial restatement occurs under certain circumstances.  The employment agreement also contained customary confidentiality, assignment of inventions and non-solicitation provisions.

In connection with the Merger, Mr. Simes resigned as our Chief Executive Officer effective January 8, 2016.

Phillip B. Donenberg, Chief Financial Officer.  On May 27, 2014, we entered into an executive employment agreement with Phillip B. Donenberg pursuant to which he served as our Chief Financial Officer.  The initial term of the agreement was three years, subject to extension as provided therein. Mr. Donenberg was entitled to an annual base salary of $335,000 with at least annual review and base salary increases as approved by the Board or Compensation Committee.  Mr. Donenberg had the opportunity to earn a target annual bonus of 45 percent of base salary based upon achievement of performance objectives set by the Board or Compensation Committee after consultation with Mr. Donenberg, with the potential to earn a higher bonus for above target performance.  Upon commencement of his employment, Mr. Donenberg received an initial grant of options to purchase 250,000 shares at an exercise price of $4.00 per share, which option vested quarterly.  On July 24, 2014, Mr. Donenberg received a grant of options to purchase 271,475 shares at an exercise price of $3.92 per share, which option vested quarterly.  The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.”  The employment agreement contained a clawback provision for certain performance-based compensation if a financial restatement occurs under certain circumstances.  The employment agreement also contained customary confidentiality, assignment of inventions and non-solicitation provisions.

In connection with the Merger, Mr. Donenberg resigned as our Chief Financial Officer effective January 8, 2016.

Mark A. Weinberg, M.D., Senior Vice President, Clinical Development.  On August 4, 2014, we entered into an executive employment agreement with Mark A. Weinberg, M.D. pursuant to which he served as our Senior Vice President, Clinical Development.  The initial term of the agreement was one year, subject to extension as provided therein. Dr. Weinberg was entitled to an annual base salary of $357,000 with at least annual review and base salary increases as approved by the Board or Compensation Committee.  Dr. Weinberg had the opportunity to earn a target annual bonus of 50 percent of base salary based upon achievement of performance objectives set by the Board or Compensation Committee after consultation with Dr. Weinberg, with the potential to earn a higher bonus for above target performance.  Upon commencement of his employment, Dr. Weinberg received a grant of options to purchase 521,475 shares at an exercise price of $3.90 per share, which option vested quarterly.  The employment agreement contained certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.”  The employment agreement contained a clawback provision for certain performance-based compensation if a financial restatement occurs under certain circumstances.  The employment agreement also contained customary confidentiality, assignment of inventions and non-solicitation provisions.

In connection with the Merger, Dr. Weinberg resigned as our Senior Vice President, Clinical Development, effective January 8, 2016.

Indemnification Agreements

We entered into agreements with all of our former named executive officers named in this Amendment No. 1 under which we are required to indemnify them against expenses, judgments, penalties, fines, settlements and other amounts actually and reasonably incurred, including expenses of a derivative action, in connection with an actual or threatened proceeding if any of them may be made a party because he or she is or was one of our executive officers.  We will be obligated to pay these amounts only if the executive officer acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests.  With respect to any criminal proceeding, we will be obligated to pay these amounts only if the executive officer had no reasonable cause to believe his or her conduct was unlawful.  The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification.

Outstanding Equity Awards at Fiscal Year End

The table below provides information regarding unexercised stock option awards held by each of our named executive officers that remained outstanding at December 31, 2015.  We did not have any equity incentive plan awards or stock awards, each within the meaning of the SEC rules, outstanding at December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2015

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date
Stephen M. Simes	03/05/2014	333,333	166,667	$2.50	03/04/2024
	07/24/2014	271,488	271,487	3.92	07/23/2024

Phillip B. Donenberg	05/27/2014	145,833	104,167	4.00	05/26/2024
	07/24/2014	135,738	135,737	3.92	07/23/2024

Mark A. Weinberg, M.D.	08/04/2014	260,738	260,737	3.90	08/03/2024

In connection with the change of control that took place upon the completion of the Merger, all of the awards set forth in the table above vested in full.

Post-Termination Severance and Change in Control Arrangements

As described under the heading “—Employment and Other Agreements,” we entered into employment agreements with our former executive officers that provided for certain severance and change of control benefits.  Under these agreements, if an executive’s employment was terminated by us other than for “cause,” or by the executive for “good reason,” in addition to any accrued but unpaid salary and benefits through the date of termination, the executive would be entitled to a severance cash payment from us in an amount equal to the number of months of base salary set forth in the table below, and in the case of certain executives, a pro rata portion of the executive’s target annual bonus.  In addition, the executives will be entitled to reimbursements for COBRA (Consolidated Omnibus Budget Reconciliation Act of 1985, as amended) continuation coverage for up to the number of months set forth in the table below:

Name	Number of Months Base Salary as Severance	Pro Rata Portion of Target Annual Bonus?	Maximum Number of Months COBRA Reimbursement
Stephen M. Simes	12	Yes	12
Phillip B. Donenberg	12	Yes	12
Mark A. Weinberg, M.D.	12	No	12

The receipt of severance benefits is dependent upon the executive executing and delivering a release of claims to us.

Under the employment agreements, “cause” was generally defined as (i) the executive’s failure to substantially perform the fundamental duties and responsibilities associated with executive’s position, including executive’s failure or refusal to carry out reasonable instructions; (ii) the executive’s material breach of any material written company policy; (iii) the executive’s gross misconduct in the performance of his or her duties for the company; (iv) the executive’s material breach of the terms of his or her employment agreement; (v) the executive’s conviction of any fraudulent or felony criminal offense or any other criminal offense which reflects adversely on the us or reflects conduct or character that the Board reasonably concludes is inconsistent with continued employment; or (vi) the executive’s conviction of any criminal conduct that is a “statutory disqualifying event” (as defined under federal securities laws, rules and regulations).  “Good reason” generally means any of the following actions taken by us or a successor corporation or entity without the executive’s consent: (i) material reduction of the executive’s base compensation; (ii) material reduction in the executive’s title, authority, duties or responsibilities; (iii) failure or refusal of a successor to our company to materially assume our obligations under the employment agreement in the event of a change in control; (iv) relocation of the executive’s job site that results in an increase in the executive’s one-way driving distance by more than 50 miles from the executive’s then-current principal residence; or (v) any other material breach by us of the employment agreement.

Change of Control

In addition, under the terms of the stock option agreements with our executives, if a change in control occurred, options held by our executives will become immediately vested and exercisable immediately prior to (but conditioned upon completion of) the change in control and remain exercisable through their expiration date.  Alternatively, the Board could cash out the options.

In addition, under the terms of their employment agreements, if Mr. Simes, Mr. Donenberg or Dr. Weinberg terminated his employment for good reason or is involuntarily terminated other than for cause within 12 months of a change in control or prior to a change in control if the termination of his employment was either a condition of the change in control at the request or insistence of a person related to the change in control, then such executive would receive a higher severance payment than outside the context of a change in control.  For Mr. Simes and Mr. Donenberg, the severance payment would equal 24 months of base salary plus two times the pro rata portion of the executive’s target annual bonus.  For Dr. Weinberg, the severance payment would equal 18 months of base salary.

For purposes of the stock option agreements and employment agreements, a “change in control” means the occurrence of any one or more of the following, subject to certain exceptions: (i) the accumulation (if over time, in any consecutive 12 month period), whether directly, indirectly, beneficially or of record, by any individual, entity or group of 50.1 percent or more of the shares of our outstanding common stock, whether by merger, consolidation, sale or other transfer of shares of our common stock (other than a merger or consolidation where our stockholders prior to the merger or consolidation are the holders of a majority of the voting securities of the entity that survives such merger or consolidation), (ii) a sale of all or substantially all of our assets or (iii) during any period of 12 consecutive months, the individuals who, at the beginning of such period, constitute the Board, and any new director whose election by the Board or nomination for election by our stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the 12-month period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board.

The completion of the Merger constituted a change of control of the Company and, in connection with the completion of the Merger and their resignation in connection therewith, Mr. Simes, Mr. Donenberg and Dr. Weinberg received the severance benefits described above due to them in connection with a change of control pursuant to their respective employment agreements, and their respective outstanding equity awards vested in full as described above.

DIRECTOR COMPENSATION

Overview of Director Compensation Program

As the Merger was not completed until January 8, 2016, the following discussion of director compensation relates to the RestorGenex Board during the year ended December 31, 2015. The Board is currently considering what changes, if any, will be made to the Company’s director compensation policies for the year ending December 31, 2016.

As described in more detail under the heading “The Board, Its Committees and Corporate Governance—Compensation Committee—Responsibilities,” the Board has delegated to the Compensation Committee the responsibility, among other things, to establish and lead a process for the determination of compensation payable to our non-employee directors.  The Compensation Committee makes recommendations regarding compensation payable to our non-employee directors to the entire Board, which then makes final decisions regarding such compensation.

The principal elements of our director compensation program for 2015 included:

●                  cash compensation in the form of annual cash retainers; and

●                  long-term equity-based incentive compensation, in the form of stock options.

We do not compensate our employee directors separately for serving on the Board.

Cash Compensation

The cash compensation paid to the RestorGenex Board for 2015 consisted of the following described annual Board and Board committee cash retainers.

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

Long-Term Equity-Based Incentive Compensation

In addition to cash compensation, our non-employee directors receive long-term equity-based incentive compensation in the form of options to purchase shares of our common stock.  The options have a ten-year term and an exercise price equal to the fair market value of our common stock on the grant date.  The options granted to our non-employee directors were originally scheduled to vest quarterly over three years.  See note 1 to the Director Compensation Table under the heading “—Summary Director Compensation Table for Fiscal 2015” for a summary of all options granted to our non-employee directors during the year ended December 31, 2015.  See note 2 to the Director Compensation Table under the heading “—Summary Director Compensation Table for Fiscal 2015” for a summary of all options to purchase shares of our common stock held by our non-employee directors as of December 31, 2015. The vesting of all options held by our directors as of immediately prior to the Effective Time vested in full upon the completion of the Merger.

Indemnification Agreements

We entered into agreements with all of the members of the RestorGenex Board, as well as our current directors, under which we are required to indemnify them against expenses, judgments, penalties, fines, settlements and other amounts actually and reasonably incurred, including expenses of a derivative action, in connection with an actual or threatened proceeding if any of them may be made a party because he or she is or was one of our directors.  We will be obligated to pay these amounts only if the director acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests.  With respect to any criminal proceeding, we will be obligated to pay these amounts only if the director had no reasonable cause to believe his or her conduct was unlawful.  The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification.

Summary Director Compensation Table for Fiscal 2015

The table below provides summary information concerning the compensation of each individual who served as a director of the Company during the year ended December 31, 2015, other than Stephen M. Simes, our former Chief Executive Officer, Jerold Rubinstein, our former Chairman of the Board and Chief Executive Officer, David Sherris, Ph.D., our former Chief Scientific Officer, and Yael Schwartz, Ph.D., our former Executive Vice President of Preclinical Development, whose compensation is described later in this Amendment No. 1 under the heading “Executive Compensation.”

DIRECTOR COMPENSATION - 2015

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	All Other Compensation ($) (3)	Total ($)
Sol J. Barer, Ph.D.	$58,750	$0	$0	$58,750
Isaac Blech	55,000	0	0	55,000
Rex Bright	56,563	0	0	56,563
Nelson K. Stacks	56,250	0	0	56,250

(1)         There were no stock options awarded to our directors during 2015.

(2)         The table below provides information regarding the aggregate number of options to purchase shares of common stock outstanding at December 31, 2015 and held by each of the directors listed in the table. All stock options outstanding were subject to accelerated vesting and are fully exercisable pursuant to the Merger and the chart below reflects this:

Name	Aggregate Number of Securities Underlying Options	Exercisable/ Unexercisable	Range of Exercise Price(s)	Range of Expiration Date(s)
Sol J. Barer, Ph.D.	158,170	81,992/76,178	$3.00 – 3.92	01/06/24 – 07/23/24
Isaac Blech	104,890	53,899/50,991	3.00 – 3.92	01/06/24 – 07/23/24
Rex Bright	78,815	40,886/37,929	3.00 – 3.92	01/06/24 – 07/23/24
Nelson K. Stacks	78,815	40,886/37,929	3.00 – 3.92	02/04/24 – 07/23/24

(3)         We did not provide perquisites or other personal benefits to our directors during the year ended December 31, 2015.

Equity Compensation Plan Information as of December 31, 2015

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	6,650	$1.90	2,493,350
Equity compensation plans not approved by security holders	3,004,848	$2.57	0
Total	3,011,498	$2.57	2,493,350

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Securities Exchange Act of 1934) of our outstanding common stock as of April 14, 2016 for (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our current directors and nominees; (iii) each of our current named executive officers (as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2015 and (iv) all of our current directors and executive officers as a group.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options or warrants that are exercisable within 60 days of April 14, 2016 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Ownership is based upon information provided by each respective director and officer, Forms 4, Schedules 13D and 13G and other public documents filed with the SEC for some of the stockholders.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse. Unless otherwise indicated below, the address of each person listed on the table is c/o Diffusion Pharmaceuticals Inc. 2020 Avon Court, Suite 4, Charlottesville Virginia 22902.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number(1)	Percent of Class(2)
Greater than 5% Holders
Richard Baxter Gilliam (3)	14,248,350	13.9%
PANDA Holdings, LLC (4)	6,296,346	6.1%
Michal S. & Ellen A. Geismar	5,524,137	5.4%

Current Directors and Executive Officers as of December 31, 2015:
David G. Kalergis (5)	2,586,437	2.5%
John L. Gainer, Ph.D. (6)	4,729,392	4.6%
David R. Jones, M.D. (7)	1,734,039	1.7%
Ben Shealy (8)	803,076	0.8%
Thomas Byrne (9)	2,302,892	2.2%
Mark T. Giles (10)	6,855,026	6.7%
Alan Levin (11)	403,430	0.4%
Robert Adams (12)	1,141,752	1.1%
Named Executive Officers as of December 31, 2015:
Stephen M. Simes (13)	1,042,975	1.0%
Phillip B. Donenberg (14)	521,475	0.5%
Mark A. Weinberg, M.D. (15)	521,475	0.5%
All current directors and executive officers as a group (eight persons) (16)	20,556,044	18.9%

*	Indicates less than 1%.

(1)

Represents shares of common stock and shares of restricted stock held as of April 14, 2016 plus shares of common stock that may be acquired upon exercise of options, warrants and other rights exercisable within 60 days of April 14, 2016.

(2)

Based on 102,429,200 shares of the registrant’s common stock that were issued and outstanding as of April 14, 2016.  The percentage ownership and voting power for each person (or all directors and executive officers as a group) is calculated by assuming the exercise or conversion of all options, warrants and convertible securities exercisable or convertible within 60 days of April 14, 2016 held by such person and the non-exercise and non-conversion of all outstanding warrants, options and convertible securities held by all other persons (including our other directors and executive officers).

(3)

Based solely on the Form 3 filed with the Securities and Exchange Commission by Mr. Gilliam on February 19, 2016.  Consists of (a) 12,687,975 shares held by Mr. Gilliam directly and (b) 1,560,375 shares held by Westwood Tall Oaks LLC. Mr. Gilliam is a manager of Westwood Tall Oaks LLC.

(4)

Mark T. Giles, one of our directors, is the managing member of PANDA Holdings, LLC and may be deemed to be the beneficial owner of such securities. Mr. Giles disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(5)

Consists of (a) 686,699 shares held directly by Mr. Kalergis directly, (b) 73,878 shares held by Mr. Kalergis’ wife, (c) 382,517 shares held jointly with Mr. Kalergis’ wife, (d) 215,506 shares held by Mr. Kalergis’ daughter and (e) 1,227,837 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 14, 2016. Mr. Kalergis disclaims beneficial ownership of the shares held by his daughter.

(6)

Consists of (a) 3,725,711 shares held by the John L. Gainer Declaration of Trust dated February 19, 2008 and (b) 1,003,681 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 14, 2016.  Dr. Gainer is a trustee of the revocable trust, and, as such, may be deemed to share beneficial ownership of such shares.  Dr. Gainer expressly disclaims beneficial ownership of any such shares except to the extent of his pecuniary interest therein.

(7)	Consists of (a) 382,557 shares held directly by Dr. Jones and (b) 1,351,482 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 14, 2016.
(8)	Consists of shares of common stock issuable upon the exercise of options exercisable within 60 days of April 14, 2016.
(9)	Consists of (a) 1,391,867 shares held by Mr. Byrne directly and (b) 911,025 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 14, 2016.
(10)

Consists of (a) 44,069 shares held for the benefit of Mr. Giles in his individual retirement account, (b) 6,296,346 shares held by PANDA Holdings LLC and (c) 514,611 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 14, 2016. Mr. Giles is the managing member of PANDA Holdings LLC and may be deemed to be the beneficial owner of such securities. Mr. Giles disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(11)

Consists of (a) 63,939 shares held by Mr. Levin directly, (b) 184,093 restricted shares held by Mr. Levin directly and (c) 155,398 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 14, 2016.

(12)

Consists of (a) 255,868 shares held directly by Mr. Adams directly, (b) 94,636 shares held jointly with Mr. Adams’ wife, (c) 188,973 shares held for the benefit of Mr. Adams in his 401(k) retirement account and (d) 602,275 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 14, 2016.

(13)

Effective upon the completion of the Merger on January 8, 2016, Mr. Simes resigned as our Chief Executive Officer. Consists of 1,042,975 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 14, 2016.

(14)

Effective upon the completion of the Merger on January 8, 2016, Mr. Donenberg resigned as our Chief Financial Officer. Consists of 521,475 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 14, 2016.

(15)

Effective upon the completion of the Merger on January 8, 2016, Dr. Weinberg resigned as our Senior Vice President, Clinical Development. Consists of 521,475 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 14, 2016.

(16)	Includes 6,569,385 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 14, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Overview

The following is a summary of certain transactions that have occurred since January 1, 2014 to which we were or are a participant, including any transaction in which:

●                  the amounts involved exceeded one percent of the average of our total assets; and

●                  a related person (including any current director, executive officer, holder of more than five percent of our outstanding shares of common stock or any member of their immediate family) had or will have a direct or indirect material interest, other than compensation arrangements.

Convertible Notes

During 2014 and 2015, certain of our current directors, executive officers and five-percent stockholders purchased Diffusion Convertible Notes on the terms offered to other investors in the principal amounts set forth opposite their name below. In addition, prior to the completion of the Merger, in December 2015, the directors, executive officers and five-percent stockholders converted their Diffusion Convertible Notes into the number of Diffusion Units set forth below.

Director / Officer / > 5% Holder	Aggregate Principal Amount of Notes Converted	Aggregate Number of Units Received Upon Conversion	Aggregate Number of Shares of Common Stock Received for Such Units in the Merger
David G. Kalergis	$100,000	104,723	382,517
Robert Adams	211,000	168,749	616,382
Mark T. Giles	1,450,003	1,569,269	5,732,002
Alan Levin	35,000	17,505	63,939
Thomas Byrne	191,000	161,056	588,282
David R. Jones	100,000	104,734	382,557
Richard Baxter Gilliam	4,300,003	3,746,315	13,684,007
Michal S. & Ellen A. Geismar	1,857,233	1,475,327	5,388,864

Merger with Diffusion LLC

On January 8, 2016, in connection with the Merger, the Diffusion Units (and any securities convertible or exchangeable for Diffusion Units) held by each of our directors, executive officers and five-percent stockholders were converted into shares of Common Stock as set forth below pursuant to the terms of the Merger Agreement. The amounts shown include all Diffusion Units and Common Stock beneficially owned by each individual as described under the heading, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and certain of our directors, executive officers and five-percent stockholders disclaim beneficial ownership of certain of the shares listed below as set forth in the footnotes to the table under such heading.

Director / Officer / > 5% Holder	Diffusion Units Tendered	Options to purchase Diffusion Units Tendered	Shares of Common Stock Received	Options to purchase Common Stock Received
David G. Kalergis	351,722	541,782	1,284,722	1,978,940
John L. Gainer	1,020,000	452,006	3,725,711	1,651,017
Robert Adams	147,694	276,000	539,477	1,008,130
Mark T. Giles	1,735,836	252,000	6,340,415	920,466
Alan Levin	67,905	175,600	248,032	641,405
Thomas Byrne	381,056	439,000	1,391,867	1,603,510
David R. Jones	104,734	370,000	382,557	1,351,482
Ben L. Shealy	0	290,000	0	1,059,268
Richard Baxter Gilliam	3,900,817	0	14,248,350	0
Michal S. & Ellen A. Geismar	1,512,361	0	5,524,137	0

Jones Consulting Agreement

During 2015, Diffusion LLC was party to a consulting agreement with David R. Jones pursuant to which Dr. Jones served as Diffusion LLC’s Chief Medical Officer on a consulting basis. The agreement provided for bi-weekly payments to Dr. Jones of $4,000 and was subsequently modified to bi-weekly payments of $3,000, as well as a grant of an option to purchase 370,000 Diffusion Units, which upon exercise will convert into 1,351,483 shares of Common Stock in connection with the Merger. Pursuant to the agreement, Dr. Jones also agreed to customary invention assignment and confidentiality restrictive covenants. The consulting agreement expired pursuant to its terms on September 14, 2015, and Dr. Jones currently serves as the Company’s Chief Medical Officer on an at-will basis.

Item 14.	Principal Accountant Fees and Services

Change and Selection of Independent Registered Public Accounting Firm

On January 8, 2016, after the completion of the Merger, the Audit Committee of the Board (i) approved the dismissal of Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm effective as of the date of Deloitte’s completion of the audit services for the year ended December 31, 2015 and the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2015 and (ii) appointed KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the year ending December 31, 2016. On March 25, 2016, the Company filed its annual report on Form 10-K for the year ended December 31, 2015.

Deloitte was initially engaged by the Company on November 20, 2014 and served as the Company’s independent registered public accounting firm for the years ended December 31, 2015 and December 31, 2014. Deloitte’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2015 and December 31, 2014 did not contain an adverse opinion or disclaimer of opinion, nor was either report qualified or modified as to uncertainty, audit scope or accounting principles, except that Deloitte’s report on the Company’s consolidated financial statements for the year ended December 31, 2015 includes explanatory paragraphs relating to the ability of the Company to continue as a going concern and the acquisition via the Merger of Diffusion LLC in January 2016.

During the fiscal years ended December 31, 2015 and December 31, 2014 and the subsequent interim period, there were no: (i) disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the matter in their report, or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2015 and December 31, 2014 and the subsequent interim period prior to the Company’s engagement of KPMG, neither the Company nor anyone acting on its behalf consulted KPMG regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Independent Auditor’s Fees

As we did not engage KPMG as our independent registered public accounting firm until after the completion of the Merger in January 2016, KPMG did not bill us for professional services during the years ended December 31, 2015 or 2014.

The table below presents fees billed to us for professional services rendered by Deloitte, our former independent registered public accounting firm, for the years ended December 31, 2015 and December 31, 2014.

	Aggregate Amount Billed by Deloitte
	2015	2014
Audit Fees(1)	$223,000	$205,000
Audit-Related Fees	0	0
All Other Fees	0	0

(1)        Audit fees for 2015 consisted of fees payable to Deloitte for the audit of our annual financial statements and the review of our quarterly financial information for the year ended December 31, 2015. Audit fees for 2014 consisted of fees payable to Deloitte for the audit of our annual financial statements for the year ended December 31, 2014.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures pursuant to which all audit, audit-related and tax services and all permissible non-audit services provided by our independent registered public accounting firm must be pre-approved by the Audit Committee.  All services rendered by Deloitte, our former independent registered public accounting firm, during 2015 were permissible under applicable laws and regulations and were approved in advance by the former Audit Committee in accordance with the rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002, other than de minimis non-audit services allowed under applicable law.

PART IV

Item 15.	Exhibits

(a)(3) Exhibits:

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger between Pro Sports & Entertainment, Inc. and the Company dated August 20, 2007	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed March 14, 2008 (SEC File No. 0-24477)

2.2	Amendment to Agreement and Plan of Merger between Pro Sports & Entertainment, Inc. and the Company dated March 10, 2008	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed March 14, 2008 (SEC File No. 0-24477)

2.3

Agreement and Plan of Merger dated as of September 2013 among the Company, Canterbury Acquisition, LLC, Hygeia Acquisition, Inc., Canterbury Laboratories, LLC, Hygeia Therapeutics, Inc., and Yael Schwartz, Ph.D.*

Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 2, 2013 (SEC File No. 0-24477)

2.4	Agreement and Plan of Merger dated as of February 25, 2014 among the Company, Paloma Acquisition, Inc., Paloma Pharmaceuticals, Inc. and David Sherris, Ph.D.*	Incorporated by reference to Exhibit 2.1 to registrant’s current report on Form 8-K filed on March 7, 2014 (SEC File No. 0-24477)

2.5	Agreement and Plan of Merger dated as of February 25, 2013 among the Company, VasculoMedics Acquisition, Inc., VasculoMedics, Inc. and David Sherris, Ph.D.*	Incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K filed on March 7, 2014 (SEC File No. 0-24477)

2.6	Plan of Conversion, dated June 18, 2015	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on June 18, 2015 (SEC File No. 0-24477)

2.7	Agreement and Plan of Merger dated as of December 15, 2015 among the Company, Arco Merger Incorporated by reference to Exhibit 2.1 to the Sub, LLC and Diffusion Pharmaceuticals LLC *	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on Deember 15, 2015 (SEC File No. 0-24477)

3.1	Articles of Conversion, as filed with the Secretary of State of the State of Nevada on June 18, 2015	Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 18, 2015 (SEC File No. 0-24477)

3.2	Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on June 18, 2015	Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on June 18, 2015 (SEC File No. 0-24477)

3.3	Certificate of Incorporation of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Original Filing

3.4	Bylaws of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Original Filing

4.1	Form of Debt Conversion Agreement effective May 2, 2013 among the Company and two holders of the Company’s Promissory Notes	Incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K filed on June 18, 2013 (SEC File No. 0-24477)

4.2	Form of Warrant issued to Investors in the 2014 Private Placement by the Company	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on April 29, 2014 (SEC File No. 0-24477)

4.3	Form of Registration Rights Agreement entered into by and among the Company and Investors in the 2014 Private Placement	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on April 29, 2014 (SEC File No. 0-24477)

4.4	Warrant, dated April 29, 2014, issued by the Company to Sol J. Barer, Ph.D.	Incorporated by reference to Exhibit 4.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014 (SEC File No. 0-24477)

4.5	Warrant, dated October 21, 2014, issued by the Company to Isaac Blech	Incorporated by reference to Exhibit 4.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014 (SEC File No. 0-24477)

4.6	Debt Conversion Agreement effective October 21, 2014 between the Company and Isaac Blech	Incorporated by reference to Exhibit 4.6 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014 (SEC File No. 0-24477)

Exhibit No.	Description	Method of Filing
4.7	Form of Diffusion Pharmaceuticals LLC Convertible Note Agreement	Incorporated by reference to Original Filing

10.1	Form of Stockholder Voting and Lock-Up Agreement in connection with Agreement and Plan of Merger dated as of December 15, 2015 among the Company, Arco Merger Sub, LLC and Diffusion Pharmaceuticals LLC	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 8, 2016 (SEC File No. 0-24477)

10.2	Contingent Value Rights Agreement, dated as of January 8, 2016, by and between the Company and Computershare, Inc., as Rights Agent	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 8, 2016 (SEC File No. 0-24477)

10.3	Form of Indemnification Agreement between the Company and each of its Directors and Officers**	Incorporated by reference to Original Filing

10.4	Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K as filed on June 18, 2015 (SEC File No. 0-24477)

10.5	Form of Incentive Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on June 18, 2015 (SEC File No. 0-24477)

10.6	Form of Non-Statutory Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on June 18, 2015 (SEC File No. 0-24477)

10.7	Resignation Agreement, dated April 30, 2015, between the Company and Yael Schwartz, Ph.D.**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 1, 2015 (SEC File No. 0-24477)

10.8	Executive Employment Agreement dated November 18, 2013 between the Company and Yael Schwartz, Ph.D.**	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 22, 2013 (SEC File No. 0-24477)

10.9	Executive Employment Agreement dated March 5, 2014 between the Company and Stephen Simes** 1	Incorporated by reference to Exhibit 10.01 to the registrant's current report on Form 8-K filed on March 10, 2014 (SEC File No. 0-24477)

10.10	Executive Employment Agreement dated March 31, 2014 between the Company and David Sherris, Ph.D.**	Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on April 2, 2014 (SEC File No. 0-24477)

10.11	Executive Employment Agreement dated May 27, 2014 between the Company and Phillip Donenberg**	Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on May 30, 2014 (SEC File No. 0-24477)

10.12	Addendum to Executive Employment Agreement of Yael Schwartz, effective July 1, 2014, between the Company and Yael Schwartz**	Incorporated by reference to Exhibit 10.8 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014 (SEC File No. 0-24477)

10.13	Addendum to Executive Employment Agreement of David Sherris, effective July 2, 2014, between the Company and David Sherris**	Incorporated by reference to Exhibit 10.5 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014 (SEC File No. 0-24477)

10.14	Form of Stock Option Agreement between the Company and its former Executive Officers**	Incorporated by reference to Exhibit 10.12 to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 2014 (SEC File No. 0-24477)

10.15	Form of Stock Option Agreement between the Company and its former Directors**	Incorporated by reference to Exhibit 10.13 to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 2014 (SEC File No. 0-24477)

Exhibit No.	Description	Method of Filing
10.16	Option dated January 25, 2012 between the Company and Isaac Blech

10.17	Form of Subscription Agreement, dated as of April 29, 2014, among the Company and the Investors in the 2014 Private Placement	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on April 29, 2014 (SEC File No. 0-24477)

10.18	Securities Purchase Agreement dated May 24, 2011 among the Company and the Selling Stockholders party thereto	Incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K filed May 27, 2011 (SEC File No. 0-24477)

10.19	Registration Rights Agreement dated November 18, 2013 between the Company and Certain Holders	Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on November 22, 2013 (SEC File No. 0-24477)

10.20	Lease Agreement dated as of September 4, 2014 by and between the Company and Riverwalk South, L.L.C.	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on September 10, 2014 (SEC File No. 0-24477)

10.21	Amendment to Settlement Agreement and Stipulation, dated as of June 6, 2014, between the Company and ASC Recap LLC	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K as filed on June 9, 2014 (SEC File No. 0-24477)

10.22	Form of Diffusion Pharmaceuticals LLC Stock Option Award Agreement	Incorporated by reference to Original Filing

21.1	Subsidiaries of the Company	Incorporated by reference to Original Filing

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm	Incorporated by reference to Original Filing

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from the registrant’s annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

Incorporated by reference to Original Filing

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2016	DIFFUSION PHARMACEUTICALS INC.

By	/s/ DAVID G. KALERGIS
David G. Kalergis Chairman and Chief Executive Officer (Principal Executive Officer)