Form 10-Q
period 2016-03-31
Diffusion Pharmaceuticals Inc.
filed 2016-05-16
CIK 1053691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

2020 Avon Court, #4

Charlottesville, VA 22902

(Address of principal executive offices, including zip code)

(434) 220-0718

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

The number of shares of common stock outstanding at May 16, 2016 was 102,429,200 shares.

DIFFUSION PHARMACEUTICALS INC.

form 10-q

MARCH 31, 2016

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

This quarterly report on Form 10-Q relates to the Company’s quarter ended March 31, 2016, which includes the date of the completion of the Merger, and is therefore the Company’s first periodic report that includes results of operations for the combined company, including Diffusion LLC.

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

i

Except as otherwise noted, references to “common stock” in this report refer to common stock, par value $0.001 per share, of the Company.

This report contains the following trademarks, trade names and service marks of ours: RestorGenex and Diffusion. All other trade names, trademarks and service marks appearing in this quarterly report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms appear without the trade name, trademark or service mark notice for convenience only and should not be construed as being used in a descriptive or generic sense.

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by those sections. For more information, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements.”

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diffusion Pharmaceuticals Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$5,865,611	$1,997,192
Prepaid expenses, deposits and other current assets	385,402	45,921
Total current assets	6,251,013	2,043,113
Property and equipment, net of accumulated depreciation of $222,881 and $215,028, respectively	103,668	51,996
Intangible assets	9,317,000	-
Goodwill	7,105,031	-
Other assets	134,265	181,487
Total assets	$22,910,977	$2,276,596
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,119,857	$424,675
Other accrued expenses and liabilities	1,087,738	621,669
Current portion of convertible debt, net	-	424,964
Total current liabilities	2,207,595	1,471,308
Convertible debt, net of current portion	550,000	818,646
Deferred income taxes	3,536,933	-
Other liabilities	37,771	28,265
Total liabilities	6,332,299	2,318,219
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.001 par value:
1,000,000,000 shares authorized; 102,429,200 and 81,186,620 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	102,429	81,187
Additional paid-in-capital	64,852,032	42,029,808
Accumulated deficit	(48,375,783)	(42,152,618)
Total stockholders' equity (deficit)	16,578,678	(41,623)
Total liabilities and stockholders' equity (deficit)	$22,910,977	$2,276,596

See accompanying notes to the unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2016	2015

Operating expenses:
Research and development	$2,352,807	$731,908
General and administrative	3,862,484	458,757
Depreciation	7,853	2,010
Loss from operations	6,223,144	1,192,675

Interest expense, net	21	50,810
Net loss	$(6,223,165)	$(1,243,485)

Per share information:
Net loss per share - basic and diluted	$(0.06)	$(0.06)
Basic and diluted weighted average shares outstanding	99,959,157	22,087,431

See accompanying notes to the unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2016
(unaudited)

					Total
	Common Stock		Additional		Stockholders'
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, January 1, 2016	81,186,620	$81,187	$42,029,808	$(42,152,618)	$(41,623)
Common stock issued to former shareholders of RestorGenex	18,614,968	18,615	19,527,385	–	19,546,000
RestorGenex stock options assumed	–	–	1,321,000	–	1,321,000
RestorGenex common stock warrants assumed	–	–	384,000	–	384,000
Common stock issued for advisory services	456,427	456	487,044	–	487,500
Conversion of convertible notes	2,171,185	2,171	709,324	–	711,495
Stock-based compensation expense	–	–	393,471	–	393,471
Net loss	–	–	–	(6,223,165)	(6,223,165)
Balance, March 31, 2016	102,429,200	$102,429	$64,852,032	$(48,375,783)	$16,578,678

See accompanying notes to the unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows used in operating activities:
Net loss	$(6,223,165)	$(1,243,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,853	2,010
Stock-based compensation expense	393,471	95,856
Common stock issued for advisory services	487,500	-
Noncash interest expense	3,383	56,349
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(97,058)	15,121
Accounts payable, accrued expenses and accrued liabilities	797,827	135,371
Net cash used in operating activities	(4,630,189)	(938,778)

Cash flows provided by investing activities:
Purchases of property and equipment	(1,994)	(2,183)
Maturities of certificates of deposit	-	2,500,000
Cash received in reverse merger transaction	8,500,602	-
Net cash provided by investing activities	8,498,608	2,497,817

Net increase in cash and cash equivalents	3,868,419	1,559,039
Cash and cash equivalents, beginning of period	1,997,192	2,336,519
Cash and cash equivalents, end of period	$5,865,611	$3,895,558

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and related accrued interest into common stock	$711,495	$-
Consideration in connection with RestorGenex Corporation merger transaction	$21,261,000	$-

 See accompanying notes to the unaudited condensed consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

1.            Organization and Description of Business

Diffusion Pharmaceuticals Inc. (“Diffusion” or the “Company”), a Delaware Corporation, is a clinical stage biotechnology company focused on extending the life expectancy of cancer patients by improving the effectiveness of current standard-of-care treatments, including radiation therapy and chemotherapy. The Company’s lead product candidate, trans sodium crocetinate (“TSC”), uses a novel mechanism to re-oxygenate the microenvironment of solid cancerous tumors, thereby enhancing tumor cells’ response to conventional treatment without additional side effects. TSC has received orphan drug designations for the treatment of glioblastoma multiforme (“GBM”) and metastatic brain cancer, and the Company expects to enter a Phase III study in newly diagnosed GBM patients in the next twelve months, assuming the availability of financial resources.

On January 8, 2016, the Company completed a merger (the “Merger”) of a wholly-owned subsidiary with Diffusion Pharmaceuticals LLC (“Diffusion LLC”) pursuant to an Agreement and Plan of Merger, dated December 15, 2015, by and among the Company, Arco Merger Sub LLC and Diffusion LLC (the “Merger Agreement”) and, as a result, Diffusion LLC became a wholly-owned subsidiary of the Company.

At the effective time of the Merger, each outstanding unit of membership interest of Diffusion LLC (“Diffusion Units”) was converted into the right to receive 3.652658 shares of the Company’s common stock, as determined pursuant to the Merger Agreement (“Exchange Ratio”). Also at the effective time of the Merger, $1,125,000 of Diffusion LLC convertible notes were outstanding and the rights of the holders of each outstanding convertible promissory note convertible into Diffusion Units (“Diffusion Convertible Notes”) was converted into the right to convert such securities into a number of shares of the Company’s common stock equal to the number of Diffusion Units such Diffusion Convertible Note would be convertible into pursuant to its terms multiplied by the Exchange Ratio. In addition, at the effective time of the Merger and as a result of the Merger, all outstanding options to purchase Diffusion Units were converted into and became options to purchase the Company’s common stock on terms substantially identical to those in effect prior to the effective time of the Merger, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio. Through December 2015, the Company issued options to purchase Diffusion Units which converted into options to purchase an aggregate of 14,952,101 shares of the Company’s common stock with a weighted average exercise price of $0.40 per share. No fractional shares of the Company’s common stock were issued in connection with the Merger, and holders of Diffusion Units received cash in lieu thereof.

The merger transaction was accounted for as a reverse acquisition under the acquisition method of accounting. Because Diffusion LLC’s pre-transaction owners held an 84.1% economic and voting interest in the combined company immediately following the closing of the merger, Diffusion LLC is considered to be the acquirer of the Company for accounting purposes.  Accordingly, the historical financial statements of Diffusion LLC became the Company’s historical financial statements including the comparative prior periods. All references in the unaudited condensed consolidated financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect the Exchange Ratio.

In connection with the Merger, the Company issued 18,614,968 shares of its common stock to its former shareholders, or approximately 15.9% of the common stock of the combined company, in each case, on a fully-diluted basis (subject to certain exceptions and adjustments).

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

2.            Liquidity

The Company has not generated any revenues from product sales and has funded operations primarily from the proceeds of private placements of its membership units and convertible notes. Substantial additional financing will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding in the immediate future, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to: commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider various strategic alternatives, including a merger or sale of the Company; or cease operations. If the Company engages in collaborations, it will receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be. The regulatory approval and market acceptance of the Company’s proposed future products, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash and cash equivalents at March 31, 2016 are sufficient to fund operations and meet its research and development goals into the third quarter of 2016.

3.            Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information as found in the Accounting Standard Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB, and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC. In the opinion of management, the accompanying condensed consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2016 and its results of operations and cash flows for the three months ended March 31, 2016 and 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The interim condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2015 filed with the SEC on Form 8-K/A on March 25, 2016.

The Company's members' capital at December 31, 2015 has been recast as common stock and additional paid in capital.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments. The carrying value of the contingent consideration liability is the estimated fair value of the liability (Note 11). As of March 31, 2016 and December 31, 2015, the fair value of the Company’s outstanding convertible notes was approximately $2,300,000 and $4,800,000, respectively. The fair value of the convertible notes falls within Level 3 of the fair value hierarchy at December 31, 2015 as it is significantly driven by the creditworthiness of the Company, which is an unobservable input, and Level 1 at March 31, 2016 as the Company's debt is convertible into shares of the Company's common stock, which has quoted prices in an active market.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers any highly liquid investments, such as money market funds, with original maturities of three months or less to be cash and cash equivalents.

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation and amortization. Costs of renewals and improvements that extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets, which generally range from five to fifteen years. The Company amortizes leasehold improvements over the shorter of the estimated useful life of the asset or the term of the related lease. Upon retirement or disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.

Long-Lived Assets

Long-lived assets are reviewed for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. The Company does this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If it is determined an impairment exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment or disposition of long-lived assets during the three months ended March 31, 2016.

Intangible Assets

Intangible assets are comprised of identifiable in-process research and development (“IPR&D”) assets and are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off and the Company will record a non-cash impairment loss on its condensed consolidated statement of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit.

The Company performs its annual goodwill impairment test on October 1 of its fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Major components of research and development costs include internal research and development (such as salaries and related employee benefits, equity-based compensation, supplies and allocated facility costs) and contracted services (research and development activities performed on the Company’s behalf). Costs incurred for research and development are expensed as incurred.

At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs.

Upfront milestone payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered.

Patent Costs

Patent costs, including related legal costs, are expensed as incurred and are recorded within general and administrative expenses in the statements of operations.

Income Taxes

Prior to the Merger, Diffusion LLC was treated as a partnership for federal and state income tax purposes. The Company’s taxable income or loss, as well as certain other tax attributes, were passed through directly to the Company’s members and were reported in each member’s individual income tax return.

Upon completion of the Merger as discussed in Note 1, Diffusion LLC converted from a partnership to a corporation. As a corporation, the Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax return it files, if such a position is more likely than not to be sustained.

Debt Issuance Costs

Debt issuance costs incurred in connection with financing arrangements are amortized to interest expense over the life of the respective financing arrangement using the effective interest method.

Stock-Based Compensation

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. Stock-based awards issued to non-employees are revalued until the award vests.

The Company uses the Black-Scholes option pricing model to value its stock option awards. Estimating the fair value of stock option awards requires management to apply judgment and make estimates, including the volatility of the Company’s common stock, the expected term of the Company’s stock options, the expected dividend yield and the fair value of the Company’s common stock on the measurement date. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

The expected life of stock options was estimated using the “simplified method” for employee options as the Company has no historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For options granted to non-employees, the Company uses the remaining contractual life. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Net Loss Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, warrants, stock options and unvested restricted stock that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding as of March 31, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2016	2015
Convertible debt	2,110,400	58,383,144
Common stock warrants	4,776,875	—
Stock options	17,963,599	10,578,483
Unvested restricted stock awards	138,070	—
	24,988,944	68,961,627

Amounts in the table reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

On March 30, 2016, the FASB issued ASU 2016-09, Compensation – Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company is evaluating the effect that ASU 2016-09 will have on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments. The FASB issued final guidance clarifying that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host only requires an analysis of the four-step decision sequence outlined in ASC 815-15-25-42. Entities are required to apply the guidance to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective transition method as of the period of adoption. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-06 will have on its condensed consolidated financial statements and related disclosures.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated results of operations, financial position and cash flows and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard, but believes its adoption will have no impact on its consolidated results of operations, financial position or cash flows.

4.           Acquisition

Merger of RestorGenex Corporation and Diffusion Pharmaceuticals LLC

On December 15, 2015, the Company, formerly known as RestorGenex Corporation (“RestorGenex”), entered into the Merger Agreement with Diffusion LLC. On January 8, 2016, the Company completed the Merger, with Diffusion LLC surviving as a wholly-owned subsidiary of the Company. Subsequent to the Merger, the Company was renamed “Diffusion Pharmaceuticals Inc.” and the Company’s ticker symbol on the OTC Bulletin Board was changed from “RESX” to “DFFN.” Diffusion LLC and RestorGenex entered into the merger agreement in order to provide improved access to the capital markets in order to obtain the resources necessary to accelerate development of TSC in multiple clinical programs and continue to build an oncology-focused company.

The merger transaction was accounted for as a reverse acquisition under the acquisition method of accounting. Because Diffusion LLC’s pre-transaction owners held an 84.1% economic and voting interest in the combined company immediately following the completion of the merger, Diffusion LLC is considered to be the acquirer of RestorGenex for accounting purposes.

Each outstanding unit of membership interest of Diffusion LLC (the Diffusion Units) was converted into the right to receive 3.652658 shares of the Company’s common stock, par value $0.001 per share (the Common Stock), as determined pursuant to the Merger Agreement (the Exchange Ratio). Additionally, the right of holders of outstanding convertible notes of Diffusion LLC to convert such notes into Diffusion Units was converted into the right to convert such notes into a number of shares of Common Stock equal to the number of Diffusion Units into which such note would have been convertible under the original terms of the note multiplied by the Exchange Ratio. In addition, all outstanding options to purchase Diffusion Units were converted into stock options to purchase Common Stock on terms substantially identical to those in effect prior to the merger transaction, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

In December 2015, the Company’s Board of Directors authorized, declared and effected a distribution of contingent value rights (CVRs) to shareholders of the Company as of the close of business on January 7, 2016. Each CVR is a non-transferable right to potentially receive certain cash payments in the event the combined company receives net cash payments during the five-year period after the merger transaction as a result of the sale, transfer, license or similar transaction or any other agreement to the extent relating to the development of the Company’s product currently known as RES-440, a “soft” anti-androgen. The aggregate cash payments to be distributed to the holders of the CVRs, if any, will be equal to the amount of net cash payments received by the combined company as a result of the sale, transfer, license or similar transaction relating to RES-440, but will not exceed $50,000,000 in the aggregate. Any option or warrant holder of the Company as of the record date for the CVRs would, at the time of exercise, be entitled to receive one CVR for each share of the Company’s common stock issued upon the future exercise of the option or warrant, which would entitle the holder to a pro rata portion of any CVR payments made after the date of exercise. The fair value of the potential future payments has been recognized as contingent consideration on the acquisition date and was estimated by applying a risk adjusted discount rate to the potential payments resulting from probability weighted projections and expected proceeds from a sale, transfer, license or similar transaction over the relevant period subject to potential payments. This fair value is based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The fair value of the contingent consideration is remeasured at each reporting period with changes recorded in the unaudited condensed consolidated statements of operations. See Note 11 for additional fair value information.

The purchase consideration in a reverse acquisition is determined with reference to the value of equity that the accounting acquirer, Diffusion LLC, would have had to issue to the owners of the accounting acquiree, RestorGenex, to give the pre-acquisition RestorGenex equity holders the same percentage interest in Diffusion that such pre-acquisition RestorGenex equity holders held in the Company immediately following the reverse acquisition. The purchase price is calculated as follows:

Purchase consideration
Fair value of RestorGenex shares outstanding	$19,546,000
Estimated fair value of RestorGenex stock options assumed by Diffusion	1,321,000
Estimated fair value of RestorGenex warrants assumed by Diffusion	384,000
Contingent value rights – RES-440 product candidate	10,000
Total preliminary purchase price	$21,261,000

The Merger transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The valuation technique utilized to value the IPR&D was the cost approach.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date:

Cash and cash equivalents	$8,500,602
Prepaid expenses and other assets	195,200
Property and equipment	57,531
Intangible assets	9,317,000
Goodwill	7,105,031
Accrued liabilities	(377,431)
Deferred tax liability	(3,536,933)
Net assets acquired	$21,261,000

The above allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period.

Qualitative factors supporting the recognition of goodwill due to the Merger include the Company’s enhanced ability to secure additional capital and gain access to capital market opportunities as a public company and the potential value created by having a more well-rounded clinical development portfolio by adding the earlier stage RestorGenex products to the Company’s later stage product portfolio.

Intangible assets were as follows:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
RES-529	$8,385,000	$0	$8,385,000	$0	$0	$0
RES-440	$932,000	$0	$932,000	$0	$0	$0
Total in-process research and development costs (IPR&D)	$9,317,000	$0	$9,317,000	$0	$0	$0

The Company’s novel PI3K/Akt/mTOR pathway inhibitor, RES-529, is in preclinical development for oncology. Through a series of in vitro and in vivo animal models, RES-529 has been shown to have activity in several cancer types due to its ability to target and inhibit the PI3K/Akt/mTOR signal transduction pathway. RES 529 is a first-in-class inhibitor of both TORC1 and TORC2 that is mechanistically differentiated from other PI3K/Akt/mTOR pathway inhibitors currently in development. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and have demonstrated that RES-529 is orally bioavailable and can cross the blood brain barrier.

RES-440 is under development for the treatment of acne vulgaris. RES-440 has completed in vitro and in vivo proof-of-concept studies in tissue and animal models.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information (Unaudited)

The following pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of RestorGenex had taken place on January 1, 2015. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net revenues	$0	$0
Net loss	(4,655,944)	(4,759,901)
Basic and diluted loss per share	$(0.05)	$(0.12)

Nonrecurring pro forma transaction costs directly attributable to the Merger were $1,644,768 and $0 for the three months ended March 31, 2016 and 2015, respectively, have been deducted from the net loss presented above. The costs deducted included a success fee of $1,000,000 and approximately 457,000 shares of common stock with a fair market value of $487,500 paid to a financial advisor upon the closing of the Merger on January 8, 2016. Additionally, RestorGenex incurred approximately $3,000,000 in severance costs as a result of resignations of executive officers immediately prior to the reverse merger. These costs are excluded from the pro forma financial information for the three months ended March 31, 2016.

5.            Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
Accrued interest payable	$0	$14,009
Accrued payroll and payroll related expenses	283,585	56,947
Accrued professional fees	241,524	327,950
Accrued clinical studies expenses	471,406	184,737
Other accrued expenses	91,223	38,026
Total	$1,087,738	$621,669

6.            Convertible Notes

From December 2009 through December 2015, Diffusion LLC issued unsecured convertible promissory notes (the “Convertible Notes”) for gross proceeds of $22,384,320. The Convertible Notes bear interest at either 1% or 1.5% per annum. The Convertible Notes accrue interest beginning on the date of issuance, with the principal and accrued interest due upon the earlier of the maturity date or conversion date. At any time prior to the maturity date, the holders may elect to convert, in whole or in part, the Convertible Notes and any related accrued but unpaid interest into common stock of the Company at a price per share equal to the conversion price. The current and noncurrent portions of accrued interest are included within accrued expenses and other liabilities, respectively, on the accompanying balance sheets.

In the event of a Change of Control or a Qualified Financing (each as defined below), the holders of the Convertible Notes may declare the aggregate outstanding amount of the Convertible Notes to be immediately due and payable or may elect to convert the Convertible Notes and any accrued but unpaid interest as if such conversion took place on the maturity date. A Change of Control is defined as: (i) a merger or consolidation in which the members immediately prior to the transaction do not own, directly or indirectly, more than 50% of the membership interest of the surviving company; (ii) the acquisition of more than 50% of the Company's outstanding membership interest by a single person, entity or group or persons or entities acting in concert or (iii) the sale or transfer of all or substantially all of the assets of the Company. A Qualified Financing is defined as a sale of units or other transaction that results in gross proceeds to the Company of at least $15,000,000, including the conversion of the Convertible Notes. Through the date the financial statements were available to be issued, there have been no Change of Control or Qualified Financing events.

The Company may prepay the Convertible Notes, in full or in part, at any time on a pari passu basis. Upon receipt of notice that the Company intends to prepay the Convertible Notes, holders will have the option to convert their notes in lieu of payment.

At the effective time of the Merger, $1,125,000 in aggregate principal amount of Convertible Notes were outstanding and the rights of the holders of each such outstanding Convertible Note convertible into Diffusion Units were converted into the right to convert such securities into a number of shares of the Company’s common stock equal to the number of Diffusion Units such Convertible Note would be convertible into pursuant to its terms multiplied by the Exchange Ratio.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the details of the Convertible Notes outstanding at March 31, 2016:

Convertible Note Series	Issue Date	Maturity Date	Conversion Price	Interest Rate	Total Principal
B	3/15/2011	6/30/2018	$0.27377	1.0%	$550,000
Total principal amount					$550,000

During the three months ended March 31, 2016, the following Convertible Notes and the related accrued interest were converted into 2,171,185 shares of common stock:

Convertible Note Series	Principal	Accrued Interest	Total Principal and Accrued Interest
B	$20,000	$962	$20,962
C	425,000	14,538	439,538
E	50,000	770	50,770
F	200,000	225	200,225
Total	$695,000	$16,495	$711,495

During the three months ended March 31, 2015, no convertible notes and related accrued interest were converted to equity.

7.             Stockholder’s Equity

Common Stock

In connection with the reverse merger, as discussed in Note 4, the Company ascribed non-cash consideration of $384,000 to 4,781,574 warrants outstanding prior to the reverse merger. During the three months ended March 31, 2016, the Company issued 21,242,580 shares of its common stock, of which 18,614,968 shares related to the former shareholders of RestorGenex upon the completion of the Merger, 456,427 shares were issued for advisory services provided to Diffusion LLC in connection with the merger and 2,171,185 shares were issued pursuant to conversions of convertible debt as discussed in Note 6. The Company did not purchase or retire any shares of its common stock.

Legacy RestorGenex Warrants

During the three months ended March 31, 2016, the Company did not grant any warrants to purchase shares of its common stock and no warrants were exercised. During the three months ended March 31, 2016, warrants to purchase an aggregate of 4,700 shares of common stock expired unexercised.

Warrants to purchase an aggregate of 4,776,874 shares of the Company’s common stock were outstanding and exercisable as of March 31, 2016, with per share exercise prices ranging from $2.00 to $100.00 and a weighted average exercise price of $7.99 per share.

8.            Stock-Based Compensation

Stock-based Compensation

Through December 2015, Diffusion LLC issued various non-qualified stock options to employees, directors and consultants. Options granted generally vested monthly over three years and expired ten years from the date of grant. During the three months ended March 31, 2015, Diffusion LLC granted 1,753,275 stock options with a weighted average exercise price of $0.41 per share and a weighted average fair value of $0.19 per stock option. This 2015 information is presented on an as converted basis.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

In addition, during the year ended December 31, 2015, Diffusion LLC granted 184,093 restricted stock awards to a member of the board of directors. The weighted-average grant date fair value of these awards was $0.20 per share. The awards vest monthly over 36 months. This 2015 information is presented on an as converted basis.

Upon consummation of the reverse merger with RestorGenex on January 8, 2016, all outstanding options to purchase Diffusion LLC units were converted into stock options to purchase the Company’s common stock on terms substantially identical to those in effect prior to the reverse merger, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio. As a result of the Merger, the Company assumed 3,011,498 RestorGenex stock options that are exercisable for shares of the Company’s common stock at a weighted average exercise price of $4.02 per share.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Research and development	$242,277	$39,956
General and administrative	151,194	55,900
	$393,471	$95,856

The following table summarizes the activity related to all stock option grants to employees and non-employees for the three months ended March 31, 2016:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Balance at January 1, 2016	14,955,753	$0.39
Assumed in connection with Merger	3,011,498	4.02
Cancelled	(3,652)	1.36
Outstanding at March 31, 2016	17,963,599	$1.00	7.8
Exercisable at March 31, 2016	12,306,562	$1.23	7.1
Vested and expected to vest at March 31, 2016	17,929,054	$1.00	7.8

At March 31, 2016, there was $2,104,971 of unrecognized compensation cost related to non-vested options of which $1,167,453 is attributable to 1,172,907 options issued to non-employees and subject to re-measurement until vested. The total unrecognized compensation expense of $2,104,971 will be recognized as expense over a weighted-average period of 1.8 years. Other than 6,650 stock options, all other stock options outstanding have been issued outside of the 2015 Equity Plan.

Restricted Stock Awards

As of March 31, 2016 and December 31, 2015, there were 138,070 and 153,412, respectively, unvested shares of restricted stock. During the three months ended March 31, 2016, 15,342 shares vested and the Company recognized stock-based compensation expense of $3,024. At March 31, 2016, there was $26,536 of unrecognized compensation cost related to unvested restricted stock that will be recognized as expense over a weighted average period of 2.2 years.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

2015 Equity Plan

The 2015 Equity Plan allows for the issuance of up to a maximum of 2,500,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate. Of the 17,963,599 options outstanding at March 31, 2016, 6,650 options were issued under the 2015 Equity Plan and 2,493,350 shares of common stock remained available for future issuance.

9.            Commitments and Contingencies

Office Space Rental

The Company leases office and laboratory facilities in Charlottesville, Virginia under a month-to-month cancelable operating lease. Rent expense related to the operating lease was $16,500 during the three months ended March 31, 2016 and 2015.

The Company also leases office space totaling approximately 2,900 square feet in Buffalo Grove, Illinois. The term of the lease commenced on September 15, 2014 and will continue through February 28, 2018. The Company has an option to renew the lease for one renewal term of three years. Under the lease agreement, the first five months were rent free and then the base rent is approximately $6,000 per month through February 28, 2016 for a total of approximately $72,000 per year. The base rent will increase to approximately $6,100 per month for the first year thereafter and $6,200 per month for the second year thereafter.

The Company’s contractual obligations with respect to rental commitments as of March 31, 2016 were as follows:

Rental Commitments
Payments due by period:
One year	$73,300
Two years	68,200
Three years	—
Thereafter	—
Total	$141,500

Legal Proceedings

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its unaudited condensed consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, when the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of March 31, 2016, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s condensed consolidated results of operations, financial position or cash flows.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

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

On September 21, 2015, David Schmidt, a member of Diffusion LLC, filed suit (the “Complaint”) in the Circuit Court for Albemarle County, Virginia (Case. No. CL15-791, David G. Schmidt v. Diffusion Pharmaceuticals LLC). The Complaint alleged a claim for breach of contract asserting that Diffusion LLC breached the terms of a $1.5 million convertible promissory note, dated December 15, 2009, which he elected to fully convert into membership units on the same day at the contractual per-unit conversion price of $3.50. Mr. Schmidt also alleged that the anti-dilution provisions of the convertible promissory note and certain terms of the operating agreement entitle him to convert his note at the conversion price of $1.00 per unit, which was the conversion price that Diffusion LLC subsequently renegotiated in 2012 with other noteholders who had not converted their notes (the “2012 Renegotiation”). Mr. Schmidt contends that if he had converted his note at $1.00 per unit instead of $3.50 per unit, he would have received an additional 1,071,432.50 units. His claim for relief was an award of specific performance requiring Diffusion LLC to issue him an additional 1,071,432.50 units or to pay damages equal to the value of such units. Mr. Schmidt also asserted tort claims for breach of fiduciary duty and conversion, together with a claim for unjust enrichment. Diffusion LLC filed a Demurrer asking the court to dismiss the Complaint for failing to state a viable cause of action and various other grounds. A hearing on Diffusion LLC’s Demurrer was held on March 14, 2016, at which hearing the claim was dismissed for failing to state a viable cause of action. Mr. Schmidt had up to 21 days to file an amended, restated complaint.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

On April 14, 2016, Mr. Schmidt filed an Amended Complaint. His Amended Complaint asserts a single claim for breach of contract. Mr. Schmidt alleges that he was denied the opportunity to exercise his preemptive rights under the Company’s Operating Agreement as a result of the 2012 Renegotiation. Mr. Schmidt contends that this reduction of the conversion price resulted in his ownership interest in the Company being diluted and that he should have been afforded the opportunity to purchase such number of additional units at $1.00 per unit so as to enable him to maintain the ownership percentage of the Company that he would have owned if the other notes had been converted at the original conversion price of $3.50 per unit instead of $1.00 per unit. Mr. Schmidt alleges that such number of units is 1,071,432.50 and that he would have exercised his preemptive rights to purchase this number of units for $1,071,432.50. The sole relief sought by Schmidt in the Amended Complaint is an order of specific performance requiring the Company to issue him an additional 1,071,432.50 units in exchange for his payment of $1,071,432.50.

Management and legal counsel for the Company are of the opinion that the plaintiff’s claim is without merit and the Company will continue to vigorously defend the suit.

10.          Income Taxes

Due to the operating losses for the three months ended March 31, 2016, and estimated for the year-ending December 31, 2016, the Company’s estimated annual effective tax rate is 0%.  Accordingly, no income tax provision is recorded for the three months ended March 31, 2016.

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.  A deferred tax liability of approximately $3,536,933 is recorded for the basis differences associated with indefinite-lived in-process R&D assets.  Due to their indefinite-lived treatment, the related deferred tax liabilities are not expected to reverse in a period that would support the realization of the Company's deferred tax assets. The Company maintains a valuation allowance against its deferred tax assets.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

The Company has incurred net operating losses for federal and state income tax purposes since inception. The Tax Reform Act of 1986 (the “Act”) provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined in the Act) that could limit the Company's ability to utilize these carryforwards. The Company may have experienced various ownership changes as a result of past financings and acquisitions. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company has determined it is more likely than not that these net operating losses will not be realized.

11.          Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$5,006,299	$-	$-

Liabilities
Contingent consideration	$-	$-	$10,000

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$1,985,953	$-	$-

Contingent consideration	$-	$-	$-

As of March 31, 2016 and December 31, 2015, the fair value of the convertible notes was $2,300,000 and $4,800,000, respectively. The fair value of the convertible notes falls within Level 3 of the fair value hierarchy at December 31, 2015 as it is significantly driven by the creditworthiness of the Company, which is an unobservable input, and Level 1 at March 31, 2016 as the Company's debt is convertible into shares of the Company's common stock, which has quoted prices in an active market.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

Contingent Value Rights Distribution

In December 2015, the Company’s Board of Directors authorized, declared and effected a distribution of contingent value rights (CVRs) to shareholders of the Company as of the close of business on January 7, 2016 (the “CVR Record Date”) at a rate of one CVR for each share of the Company’s common stock. The CVRs, which are not certificated and not attached to the shares of the Company’s common stock, were payable immediately prior to the effective time. Each CVR represents a non-transferable right (subject to certain limited exceptions) to potentially receive certain cash payments in the event the Company receives net cash payments during the five-year period after the Merger as a result of the sale, transfer, license or similar transaction relating to the Company’s product currently known as RES-440, which is a “soft” anti-androgen, upon the terms and subject to the conditions set forth in a contingent value rights agreement, dated January 8, 2016, between the Company and Computershare, Inc., as rights agent (the “CVR Agreement”). The aggregate cash payments to be distributed to the holders of the CVRs, if any, will be equal to the amount of net cash payments received by the Company as a result of the sale, transfer, license or similar transaction relating to RES-440, as determined pursuant to the CVR Agreement, but will not exceed $50,000,000 in the aggregate. Any option or warrant holder of the Company as of the record date for the CVRs would, at the time of exercise, be entitled to receive one CVR for each share of the Company’s common stock issued upon the future exercise of the option or warrant, which would entitle the holder to a pro rata portion of any CVR payments made after the date of exercise. The key assumptions used in determining the fair value of the CVR is the estimated future licensing arrangements between $1,000,000 and $10,000,000 and the likelihood of entering into such licensing arrangements between 0% - 100%.

The reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Contingent Consideration
Issued in connection with the merger transaction	$10,000
Change in fair value	-
Balance at March 31, 2016	$10,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward looking statements that involve a number of risks and uncertainties, including those discussed under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward Looking Statements” in this report and under “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Our lead development programs target TSC against cancers known to be inherently treatment-resistant, including brain cancers and pancreatic cancer. A Phase 1/2 clinical trial of TSC combined with first-line radiation and chemotherapy in patients newly diagnosed with primary brain cancer (“glioblastoma” or “GBM”) was completed in 2015. This trial provided evidence of efficacy and safety in extending overall survival without the addition of toxicity. Based on these results, an End-of-Phase 2 meeting was held with the U.S. Food and Drug Administration (“FDA”) in August 2015, resulting in agreement on the design of a single 400 patient pivotal Phase 3 registration study which, if successful, would be sufficient to support approval. Discussions with the FDA regarding extension of the TSC development program from first line GBM into first-line pancreatic cancer treatment are currently underway. TSC has been granted Orphan Drug designations for the treatment of GBM and metastatic brain cancer.

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

For accounting purposes, the Merger is treated as a “reverse acquisition” under generally acceptable accounting principles in the United States (“U.S. GAAP”) and Diffusion LLC is considered the accounting acquirer. Accordingly, Diffusion LLC’s historical results of operations will replace the Company’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s financial statements. Unless otherwise stated, all comparisons in this Management’s Discussion and Analysis to prior year periods are to the results of Diffusion LLC for such period on a stand-alone basis.

Summary of Current Product Candidate Pipeline

The following table, as of March 31, 2016, summarizes the targeted clinical indications for Diffusion’s lead molecule, trans sodium crocetinate:

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

Financial Summary

At March 31, 2016, we had cash and cash equivalents balances of $5.9 million. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $6.2 million for the three months ended March 31, 2016. Our accumulated deficit as of March 31, 2016 was $48.4 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will substantially increase as we:

●	complete regulatory and manufacturing activities and commence our planned Phase II and III clinical trials for TSC;

●	continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

●	conduct other preclinical and clinical studies to support the filing of a New Drug Application (“NDA”) with the FDA;

●	maintain, expand and protect our global intellectual property portfolio;

●	hire additional clinical, manufacturing, and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC for use in the treatment of GBM, pancreatic cancer and brain metastases. We believe that our cash and cash equivalents as of March 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2016. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to TSC and our other product candidates.

Financial Operations Overview

Revenues

We have not yet generated any revenue from product sales. We do not expect to generate revenue from product sales for the foreseeable future.

Research and Development Expense

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits, stock-based compensation and travel expense reimbursement, as well as expenses related to third-party contract research arrangements. Research and development activities are central to our business model.  Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As we advance our product candidates, we expect the amount of research and development costs will continue to increase for the foreseeable future.

General and Administrative Expense

General and administrative expenses consist principally of salaries and related costs for executive and other personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, communication expenses and professional fees for legal, patent prosecution and maintenance, consulting and accounting services.

Interest Expense, Net

Interest income and expense consist principally of the interest earned from our cash and cash equivalents offset by the interest expense recorded in connection with our convertible debt instruments.

Results of Operations for Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth our results of operations for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015	Change
Expenses
Research and development	$2,352,807	$731,908	$1,620,899
General and administrative	3,862,484	458,757	3,403,727
Interest expense, net	(21)	(50,810)	(50,789)
Net loss	$(6,223,165)	$(1,243,485)	$4,979,680

We recognized $2.4 million in research and development expenses during the three months ended March 31, 2016 compared to $0.7 million in research and development expenses during the three months ended March 31, 2015. This increase was primarily a result of an increase in drug manufacturing costs and initiating our TSC pancreatic cancer program. In addition, we had $0.2 million of stock-based compensation expense during the three months ended March 31, 2016 compared to an insignificant amount in 2015 due to options granted in the second, third and fourth quarters of 2015. We expect that our research and development expenses will increase significantly in future periods compared to prior year periods due to our anticipated efforts to advance the research and development of our technologies and product candidates.

General and administrative expenses were $3.9 million during the three months ended March 31, 2016 compared to $0.5 million during the three months ended March 31, 2015. The increase in general and administrative costs were primarily attributable to acquisition costs of $2.0 million in connection with the reverse merger and $1.0 million in professional fees that were incurred in connection with preparing to operate as a public company. In addition, we had $0.2 million of stock-based compensation expense during the three months ended March 31, 2016 compared to $0.1 million during the three months ended March 31, 2015. Exclusive of the costs incurred in connection with the reverse merger, we expect that our general and administrative expenses will increase in future periods compared to prior year periods as a result of increased personnel to support our public company profile and product development efforts.

Liquidity and Capital Resources

Working Capital

Our working capital totaled $4.0 million, including $5.9 million in cash and cash equivalents, as of March 31, 2016.

The following table summarizes our working capital as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$5,865,611	$1,997,192
Prepaid expenses, deposits and other assets	385,402	45,921
Total current liabilities	(2,207,595)	(1,471,308)
Working capital	$4,043,418	$571,805

We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our technologies and product candidates.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Net cash (used in) provided by:	2016	2015
Operating activities	$(4,630,189)	$(938,778)
Investing activities	8,498,608	2,497,817
Net increase in cash and cash equivalents	$3,868,419	$1,559,039

Operating Activities

Net cash used in operating activities of $4.6 million during the three months ended March 31, 2016 was primarily attributable to our net loss of $6.2 million that was offset by $0.9 million of noncash charges and $0.7 million for the net change in our operating assets and liabilities. Noncash charges primarily consisted of stock-based compensation expense of $0.4 million and the issuance of 0.5 million shares of our common stock for advisory services at an estimated fair value of $0.5 million. The net change in our operating assets and liabilities was primarily attributable to the increase in our accounts payable and accrued expenses of $0.8 million and due to the increase in our research and development efforts and the timing in which we pay our vendors.

Net cash used in operating activities of $0.9 million during the three months ended March 31, 2015 was primarily attributable to our net loss of $1.2 million that was offset by $0.2 million of noncash charges and $0.2 million for the net change in our operating assets and liabilities. Noncash charges primarily consisted of stock-based compensation and non-cash interest related to our convertible debt. The net change in our operating assets and liabilities was primarily attributable to the increase in our accounts payable and accrued expenses of $0.1 million.

Investing Activities

Net cash provided by investing activities was $8.5 million during the three months ended March 31, 2016 compared to $2.5 million during the three months ended March 31, 2015. We received $8.5 million in the Merger offset by an insignificant purchase of property and equipment during the three months ended March 31, 2016. During the three months ended March 31, 2015, certificates of deposit matured resulting in receiving proceeds of $2.5 million that were offset by an insignificant purchase of property and equipment.

Capital Requirements

We expect to incur substantial expenses and generate significant operating losses as we intend to pursue our business strategy of developing our lead product candidate, TSC, for use in the treatment of GBM, pancreatic cancer and brain metastases.

To date, we have primarily used equity and debt financings to fund ongoing business operations and short-term liquidity needs. We expect to continue this practice for the foreseeable future.

In January 2016, we completed a business combination whereby a wholly-owned subsidiary of the Company merged with Diffusion LLC. For accounting purposes, Diffusion LLC is considered the acquiring entity and, as a result, “acquired” $8.5 million in cash.

We believe our cash and cash equivalents as of March 31, 2016 will be sufficient to fund our planned operations into the third quarter of 2016. However, we may require additional funds earlier. Accordingly, there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

As of March 31, 2016, we did not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently.

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

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply Accounting Standards Codification (ASC) 350 “Goodwill and Other Intangible Assets,” which requires testing goodwill for impairment on an annual basis. We assess goodwill for impairment as part of our annual reporting process on October 1 of each year. In between valuations, we conduct additional tests if circumstances indicate a need for testing. We evaluate goodwill on a consolidated basis as we are organized as a single reporting unit. We consider certain triggering events when evaluating whether an interim goodwill impairment analysis is warranted. Among these would be a significant long-term decrease in our market capitalization based on events specific to our operations.  There were no trigger events during the three months ended March 31, 2016 to which an impairment analysis would be warranted.

Intangible Assets

Our intangible assets as of March 31, 2016 consist of in-process research and development (IPR&D) intangible assets acquired as part of the reverse merger transaction on January 8, 2016. The fair value of the IPR&D assets was determined as of the acquisition date using the cost approach. The cost approach was chosen as we were not able to estimate an income stream attributable to the IPR&D assets given the fact that the related products have only completed Phase I clinical trials and the timeline to commercial viability, if the FDA approval process is successful, is somewhat uncertain and would take a number of years. As the IPR&D asset development efforts continue, based on the facts and circumstances at the time of a future valuation for the purposes of assessing impairment, it is possible that the values for the IPR&D intangible assets currently on our condensed consolidated balance sheets could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of our intangible assets of $9,317,000 as of March 31, 2016. We test the IPR&D intangible assets for impairment on October 1, which is our annual impairment testing date, and we consider certain triggering events when evaluating whether an interim IPR&D impairment analysis is warranted. There were no trigger events during the three months ended March 31, 2016 to which an impairment analysis would be warranted.

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

Given our limited history as a publicly traded company following the reverse merger in January 2016, we did not have sufficient trading data to calculate volatility based on our own common stock, and the expected volatility was calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information was available. The expected term of the stock options was determined based upon the simplified approach for employees, allowed under SEC Staff Accounting Bulletin No. 110, which assumes that the stock options will be exercised evenly from vesting to expiration, as we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. As data associated with future exercises is obtained, the expected term of future grants will be adjusted accordingly. For non-employee awards, we use the remaining contractual term.

Special Note Regarding Forward-Looking Statements

This report includes forward-looking statements. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, our intellectual property position, the degree of clinical utility of our products, particularly in specific patient populations, our ability to develop commercial functions, expectations regarding clinical trial data, our results of operations, cash needs, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	the success and timing of our preclinical studies and clinical trials;

●	the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	our ability to obtain additional financing;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	recently enacted and future legislation regarding the healthcare system;

●	the success of competing products that are or may become available; and

●	the performance of third parties, including contract research organizations and manufacturers.

You should also read carefully the factors described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2016 (as amended) and elsewhere in our public filing to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward- looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

Any forward-looking statements that we make in this Quarterly Report speak only as of the date of such statement, and, except as required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Change in Internal Control Over Financial Reporting

We are currently integrating our pre-Merger business processes and information systems with those of Diffusion LLC, including internal controls. This work began immediately upon completion of the Merger in January 2016 and will continue throughout calendar year 2016. Diffusion LLC, which prior to the Merger was a private, non-reporting operating company not subject to the provisions of the Sarbanes-Oxley Act of 2002, as amended (“SOX”), applicable to public companies, had the following material weakness in internal control over financial reporting as of December 31, 2015:

The Company did not have sufficient personnel, with an appropriate level of technical accounting knowledge, experience and training to adequately review manual journal entries recorded; effectively evaluate debt and equity transactions; and prepare financial statements in accordance with US GAAP. This material weakness resulted in material errors in the Company’s financial statements and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

In the first quarter of 2016, we engaged several consultants with experience in public company accounting, reporting and SOX implementation, including a consultant with public company chief financial officer experience; initiated a search process to hire a full time controller with public company experience; and have initiated the implementation of more robust risk assessment, control design, control monitoring and related functions.

Based on this evaluation, our Chief Executive Officer and Senior Vice President, Finance concluded that our internal controls over financial reporting, as it relates to period end financial reporting close process, were operating effectively and the material weakness related to the period end financial reporting close process, has been satisfactorily remediated as of March 31, 2016.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For this item, please refer to Note 9 Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

This Item 1A is not applicable to us as a smaller reporting company and has been omitted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2016, on January 8, 2016, in connection with the completion of the Merger, the Company issued to the holders of outstanding Diffusion Units an aggregate of approximately 83.8 million shares of Common Stock.

Issuer Purchases of Equity Securities

During the first quarter of 2016, we did not purchase any shares of our common stock or other equity securities of ours.

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

Date: May 16, 2016

DIFFUSION PHARMACEUTICALS INC.

By:	/s/ David G. Kalergis
David G. Kalergis
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ben Shealy
Ben Shealy
Senior Vice President, Finance (Principal Financial and Accounting Officer)

DIFFUSION PHARMACEUTICALS INC.
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Certificate of Incorporation of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015
3.2	Bylaws of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015
4.1	Form of Diffusion Pharmaceuticals LLC Convertible Note Agreement	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015
10.1	Contingent Value Rights Agreement, dated as of January 8, 2016, by and between the Company and Computershare, Inc., as Rights Agent	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 8, 2016
10.2	Form of Indemnification Agreement between the Company and each of its Directors and Officers**	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015
10.3	Form of Diffusion Pharmaceuticals LLC Stock Option Award Agreement	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Diffusion’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

Filed herewith

** A management contract or compensatory plan or arrangment.