Form 10-Q
period 2016-06-30
Diffusion Pharmaceuticals Inc.
filed 2016-08-15
CIK 1053691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of common stock outstanding at August 15, 2016 was 103,453,492 shares.

DIFFUSION PHARMACEUTICALS INC.

form 10-q

June 30, 2016

 INDEX

___________________________

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

This quarterly report on Form 10-Q relates to the Company’s three and six-month periods ended June 30, 2016, which includes the date of the completion of the Merger, and is therefore the Company’s second periodic report that includes results of operations for the combined company, including Diffusion LLC.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$3,006,149	$1,997,192
Prepaid expenses, deposits and other current assets	238,004	45,921
Total current assets	3,244,153	2,043,113
Property and equipment, net of accumulated depreciation of of $228,248 and $215,028, respectively	91,399	51,996
Intangible assets	9,317,000	-
Goodwill	7,105,031	-
Other assets	166,894	181,487
Total assets	$19,924,477	$2,276,596
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,014,948	$424,675
Other accrued expenses and liabilities	741,878	621,669
Current portion of convertible debt, net	-	424,964
Total current liabilities	1,756,826	1,471,308
Convertible debt, net of current portion	550,000	818,646
Deferred income taxes	3,536,933	-
Other liabilities	48,209	28,265
Total liabilities	5,891,968	2,318,219
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.001 par value:
1,000,000,000 shares authorized; 103,453,492 and 81,186,620 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	103,454	81,187
Additional paid-in-capital	66,111,032	42,029,808
Accumulated deficit	(52,181,977)	(42,152,618)
Total stockholders' equity (deficit)	14,032,509	(41,623)
Total liabilities and stockholders' equity (deficit)	$19,924,477	$2,276,596

See accompanying notes to the unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$1,444,906	$948,757	$3,797,713	$1,680,665
General and administrative	2,349,227	347,118	6,211,711	805,875
Depreciation	5,845	1,916	13,698	3,926
Loss from operations	3,799,978	1,297,791	10,023,122	2,490,466

Interest expense, net	6,216	33,337	6,237	84,147

Net loss	$(3,806,194)	$(1,331,128)	$(10,029,359)	$(2,574,613)

Per share information:
Net loss per share - basic and diluted	$(0.04)	$(0.06)	$(0.10)	$(0.12)
Basic and diluted weighted average shares outstanding	102,628,977	22,087,431	101,294,067	22,087,431

See accompanying notes to the unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Six Months Ended June 30, 2016

(unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, January 1, 2016	81,186,620	$81,187	$42,029,808	$(42,152,618)	$(41,623)
Common stock issued to former shareholders of RestorGenex	18,614,968	18,615	19,527,385	–	19,546,000
RestorGenex stock options assumed	–	–	1,321,000	–	1,321,000
RestorGenex common stock warrants assumed	–	–	384,000	–	384,000
Common stock issued for advisory services	1,480,719	1,481	1,407,882	–	1,409,363
Conversion of convertible notes	2,171,185	2,171	709,324	–	711,495
Stock-based compensation expense	–	–	731,633	–	731,633
Net loss	–	–	–	(10,029,359)	(10,029,359)
Balance, June 30, 2016	103,453,492	$103,454	$66,111,032	$(52,181,977)	$14,032,509

See accompanying notes to the unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows used in operating activities:
Net loss	$(10,029,359)	$(2,574,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,698	3,926
Loss on disposal or sale of assets	6,761	-
Stock-based compensation expense	731,633	232,581
Common stock issued for advisory services	1,409,363	-
Non-cash interest expense	4,754	91,344
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	17,712	8,642
Accounts payable, accrued expenses and other liabilities	356,124	300,522
Net cash used in operating activities	(7,489,314)	(1,937,598)

Cash flows provided by investing activities:
Purchases of property and equipment	(2,331)	(10,944)
Maturities of certificates of deposit	-	2,500,000
Cash received in reverse merger transaction	8,500,602	-
Net cash provided by investing activities	8,498,271	2,489,056

Net increase in cash and cash equivalents	1,008,957	551,458
Cash and cash equivalents, beginning of period	1,997,192	2,336,519
Cash and cash equivalents, end of period	$3,006,149	$2,887,977

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and related accrued interest into common stock	$711,495	$-
Consideration in connection with RestorGenex Corporation merger transaction	$21,261,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Description of Business

Diffusion Pharmaceuticals Inc. (“Diffusion” or the “Company”), a Delaware Corporation, is a clinical stage biotechnology company focused on extending the life expectancy of cancer patients by improving the effectiveness of current standard-of-care treatments, including radiation therapy and chemotherapy. The Company’s lead product candidate, trans sodium crocetinate (“TSC”), uses a novel mechanism to re-oxygenate the microenvironment of solid cancerous tumors, thereby enhancing tumor cells’ response to conventional treatment without additional side effects. TSC has received orphan drug designations for the treatment of glioblastoma multiforme (“GBM”) and metastatic brain cancer. The Company expects to enter a Phase III study in newly diagnosed GBM patients and potentially a Phase II study in patients with pancreatic cancer in the next twelve months, assuming the availability of financial resources.

On January 8, 2016, the Company completed a merger (the “Merger”) of a wholly-owned subsidiary with Diffusion Pharmaceuticals LLC (“Diffusion LLC”) pursuant to an Agreement and Plan of Merger, dated December 15, 2015, by and among the Company, Arco Merger Sub LLC and Diffusion LLC (the “Merger Agreement”) and, as a result, Diffusion LLC became a wholly-owned subsidiary of the Company.

At the effective time of the Merger, each outstanding unit of membership interest of Diffusion LLC (“Diffusion Units”) was converted into the right to receive 3.652658 shares of the Company’s common stock, as determined pursuant to the Merger Agreement (“Exchange Ratio”). Also at the effective time of the Merger, $1,125,000 of Diffusion LLC convertible notes were outstanding and the rights of the holders of each outstanding convertible promissory note convertible into Diffusion Units (“Diffusion Convertible Notes”) was converted into the right to convert such securities into a number of shares of the Company’s common stock equal to the number of Diffusion Units into which such Diffusion Convertible Notes would have been convertible under the original terms of the note multiplied by the Exchange Ratio. In addition, at the effective time of the Merger and as a result of the Merger, all outstanding options to purchase Diffusion Units were converted into and became options to purchase the Company’s common stock on terms substantially identical to those in effect prior to the effective time of the Merger, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio. As a result of the Merger, at the Effective Time, after taking into account the adjustments to the number of shares and exercise price as a result of the Merger, the Company assumed options to purchase Diffusion Units which converted into options to purchase an aggregate of 14,952,101 shares of the Company’s common stock with a weighted average exercise price of $0.40 per share. No fractional shares of the Company’s common stock were issued in connection with the Merger, and holders of Diffusion Units are eligible to receive cash in lieu thereof.

The merger transaction was accounted for as a reverse acquisition under the acquisition method of accounting. Because Diffusion LLC’s pre-transaction owners held an 84.1% economic and voting interest in the combined company immediately following the closing of the merger, Diffusion LLC is considered to be the acquirer of the Company for accounting purposes. Accordingly, the historical financial statements of Diffusion LLC became the Company’s historical financial statements including the comparative prior periods. All references in the unaudited interim condensed consolidated financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect the Exchange Ratio.

Immediately following the Merger, the holders of the Company’s common stock immediately prior to the merger held 18,614,968 shares, or approximately 15.9% of the common stock of the combined company, in each case, on a fully-diluted basis (subject to certain exceptions and adjustments).

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

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. However, the Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain funding in the immediate future, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to: commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider various strategic alternatives, including a merger or sale of the Company; or cease operations. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be. The regulatory approval and market acceptance of the Company’s proposed future products (if any), length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash and cash equivalents at June 30, 2016 are sufficient to fund operations and meet its research and development goals into the fourth quarter of 2016.

3.            Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information as found in the Accounting Standard Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB, and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2016, its results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited interim condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2015 filed with the SEC on Form 8-K/A on March 25, 2016.

The Company’s members’ capital at December 31, 2015 has been recast as common stock and additional paid in capital.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments. The carrying value of the contingent consideration liability is the estimated fair value of the liability (Note 11). As of June 30, 2016 and December 31, 2015, the fair value of the Company’s outstanding convertible notes was approximately $1,700,000 and $4,800,000, respectively. The fair value of the convertible notes falls within Level 3 of the fair value hierarchy at December 31, 2015 as it is significantly driven by the creditworthiness of the Company, which is an unobservable input, and Level 1 at June 30, 2016 as the Company’s debt is convertible into shares of the Company’s common stock, which has quoted prices in an active market.

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

Long-Lived Assets

Long-lived assets are reviewed for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. The Company does this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If it is determined an impairment exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment or disposition of long-lived assets during the six months ended June 30, 2016.

Intangible Assets

Intangible assets are comprised of identifiable in-process research and development (“IPR&D”) assets and are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off and the Company will record a non-cash impairment loss. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. In August 2016, the Company determined that the IPR&D asset associated with the Company’s RES-440 product candidate will be abandoned and written down to $0 (Note 12).

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

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

At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expenses relating to these costs.

Upfront milestone payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered.

Patent Costs

Patent costs, including related legal costs, are expensed as incurred and are recorded within general and administrative expenses in the statements of operations.

Income Taxes

Prior to the Merger, Diffusion LLC was treated as a partnership for federal and state income tax purposes. Diffusion LLC’s taxable income or loss, as well as certain other tax attributes, were passed through directly to its members and were reported in each member’s individual income tax return.

Upon completion of the Merger as discussed in Note 1, the Company converted from a partnership to a corporation. As a corporation, the Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax return it files, if such a position is more likely than not to be sustained.

Debt Issuance Costs

Debt issuance costs incurred in connection with debt financing arrangements are amortized to interest expense over the life of the respective financing arrangement using the effective interest method.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

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

The following potentially dilutive securities outstanding as of June 30, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	June 30,
	2016	2015
Convertible debt	2,115,407	58,534,765
Common stock warrants	4,612,089	—
Stock options	17,879,116	11,095,734
Unvested restricted stock awards	122,725	184,093
	24,729,337	69,814,592

Amounts in the table reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

On March 30, 2016, the FASB issued ASU 2016-09, Compensation – Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company is evaluating the effect that ASU 2016-09 will have on its unaudited interim consolidated financial statements and related disclosures.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments. The FASB issued final guidance clarifying that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host only requires an analysis of the four-step decision sequence outlined in ASC 815-15-25-42. Entities are required to apply the guidance to existing debt instruments (or hybrid financial instruments that are determined to have a debt host) using a modified retrospective transition method as of the period of adoption. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-06 will have on its unaudited interim consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company has adopted ASU 2015-16. As of June 30, 2016, there have been no measurement-period adjustments in connection with the merger of RestorGenex Corporation (see Note 4).

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

4.            Acquisition

Merger of RestorGenex Corporation and Diffusion Pharmaceuticals LLC

On December 15, 2015, the Company, formerly known as RestorGenex Corporation (“RestorGenex”), entered into the Merger Agreement with Diffusion LLC. On January 8, 2016, the Company completed the Merger, with Diffusion LLC surviving as a wholly-owned subsidiary of the Company. Subsequent to the Merger, the Company was renamed “Diffusion Pharmaceuticals Inc.” and the Company’s ticker symbol on the OTC Bulletin Board was changed from “RESX” to “DFFN.” Diffusion LLC and RestorGenex entered into the merger agreement in an effort to provide improved access to the capital markets in order to obtain the resources necessary to accelerate development of TSC in multiple clinical programs and continue to build an oncology-focused company.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

The merger transaction was accounted for as a reverse acquisition under the acquisition method of accounting. Because Diffusion LLC’s pre-transaction owners held an 84.1% economic and voting interest in the combined company immediately following the completion of the merger, Diffusion LLC is considered to be the acquirer of RestorGenex for accounting purposes.

Each outstanding unit of membership interest of Diffusion LLC (the Diffusion Units) was converted into the right to receive 3.652658 shares of the Company’s common stock, par value $0.001 per share (the Common Stock), as determined pursuant to the Merger Agreement (the Exchange Ratio). Additionally, the right of holders of outstanding convertible notes of Diffusion LLC to convert such notes into Diffusion Units was converted into the right to convert such notes into a number of shares of Common Stock equal to the number of Diffusion Units into which such note would have been convertible under the original terms of the note multiplied by the Exchange Ratio. In addition, all outstanding options to purchase Diffusion Units were assumed by the Company and the right to exercise converted into stock options to purchase Common Stock on terms substantially identical to those in effect prior to the merger transaction, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio.

In connection with the Merger, the Company’s Board of Directors authorized, declared and effected a distribution of contingent value rights (CVRs) to shareholders of the Company as of the close of business on January 7, 2016. Each CVR is a non-transferable right to potentially receive certain cash payments in the event the combined company receives net cash payments during the five-year period after the merger transaction as a result of the sale, transfer, license or similar transaction or any other agreement to the extent relating to the development of the Company’s product currently known as RES-440, a “soft” anti-androgen. See Note 11 for additional fair value information.

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

Purchase consideration
Fair value of RestorGenex shares outstanding	$19,546,000
Estimated fair value of RestorGenex stock options assumed by Diffusion	1,321,000
Estimated fair value of RestorGenex warrants assumed by Diffusion	384,000
CVRs – RES-440 product candidate	10,000
Total preliminary purchase price	$21,261,000

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

The above allocation of the purchase price is based on certain preliminary valuations and other analyses that have not been completed as of the date of the filing. Any changes in the estimated fair values of the net assets recorded for the Merger upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction may change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period.

Qualitative factors supporting the recognition of goodwill due to the Merger include the Company’s enhanced ability to secure additional capital and gain access to capital market opportunities as a public company and the potential value created by having a more well-rounded clinical development portfolio by adding the earlier stage RestorGenex products to the Company’s later state product portfolio.

Intangible assets were as follows:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
RES 529	$8,385,000	$0	$8,385,000	$0	$0	$0
RES-440	932,000	0	932,000	0	0	0
Total in-process research and development costs (IPR&D)	$9,317,000	$0	$9,317,000	$0	$0	$0

The Company’s novel PI3K/Akt/mTOR pathway inhibitor, RES-529, is in preclinical development for oncology. Through a series of in vitro and in vivo animal models, RES-529 has been shown to have activity in several cancer types due to its ability to target and inhibit the PI3K/Akt/mTOR signal transduction pathway. RES-529 is a first-in-class inhibitor of both TORC1 and TORC2 that is mechanistically differentiated from other PI3K/Akt/mTOR pathway inhibitors currently in development. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and able to cross the blood brain barrier.

In August 2016, the Company determined that the IPR&D asset associated with the Company’s RES-440 product candidate will be abandoned and written down to $0 (Note 12).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$—	$—	$—	$—
Net loss	$(3,806,194)	$(5,300,450)	$(8,464,138)	$(10,060,351)
Basic and diluted loss per share	$(0.04)	$(0.13)	$(0.08)	$(0.24)

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring pro forma transaction costs directly attributable to the Merger were $0 and $1,644,768 for the three and six month periods ended June 30, 2016, respectively, and have been deducted from the net loss presented above. The costs deducted from the six months ended June 30, 2016 periods included a success fee of $1,000,000 and approximately 457,000 shares of common stock with a fair market value of $487,500 paid to a financial advisor upon the closing of the Merger on January 8, 2016. Additionally, the Company incurred approximately $3,000,000 in severance costs as a result of resignations of executive officers immediately prior to the reverse merger. These costs are excluded from the pro forma financial information for the three and six months ended June 30, 2016. There were no nonrecurring proforma transaction costs directly attributable to the Merger for the three and six month periods ended June 30, 2015.

5.            Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities consisted of the following:

	June 30, 2016	December 31, 2015
Accrued interest payable	$0	$14,009
Accrued payroll and payroll related expenses	345,239	56,947
Accrued professional fees	47,285	327,950
Accrued clinical studies expenses	282,224	184,737
Other accrued expenses	67,130	38,026
Total	$741,878	$621,669

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

In the event of a Change of Control or a Qualified Financing (each as defined below), the holders of the Convertible Notes may declare the aggregate outstanding amount of the Convertible Notes to be immediately due and payable or may elect to convert the Convertible Notes and any accrued but unpaid interest as if such conversion took place on the maturity date. A Change of Control is defined as: (i) a merger or consolidation in which the members immediately prior to the transaction do not own, directly or indirectly, more than 50% of the membership interest of the surviving company; (ii) the acquisition of more than 50% of the Company’s outstanding membership interest by a single person, entity or group or persons or entities acting in concert or (iii) the sale or transfer of all or substantially all of the assets of the Company. A Qualified Financing is defined as a sale of units or other transaction that results in gross proceeds to the Company of at least $15,000,000, including the conversion of the Convertible Notes. Through the date the financial statements were available to be issued, there have been no Change of Control or Qualified Financing events.

The Company may prepay the Convertible Notes, in full or in part, at any time on a pari passu basis. Upon receipt of notice that the Company intends to prepay the Convertible Notes, holders will have the option to convert their notes in lieu of payment.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides the details of the Convertible Notes outstanding at June 30, 2016:

Convertible Note Series	Issue Date	Maturity Date	Conversion Price	Interest Rate	Total Principal
B	3/15/2011	6/30/2018	$0.27377	1.0%	$550,000
Total principal amount					$550,000

During the six months ended June 30, 2016, the following Convertible Notes and the related accrued interest were converted into 2,171,185 shares of common stock:

Convertible Note Series	Principal	Accrued Interest	Total Principal and Accrued Interest
B	$20,000	$962	$20,962
C	425,000	14,538	439,538
E	50,000	770	50,770
F	200,000	225	200,225
Total	$695,000	$16,495	$711,495

During the six months ended June 30, 2015, no convertible notes and related accrued interest were converted to equity.

7.             Stockholder’s Equity

Common Stock

In connection with the reverse merger, as discussed in Note 4, the Company ascribed non-cash consideration of $384,000 to 4,781,574 warrants outstanding prior to the reverse merger. During the six months ended June 30, 2016, the Company is deemed to have issued 22,266,872 shares of its common stock of which 18,614,968 are shares held by the former shareholders of RestorGenex immediately prior to the completion of the Merger, 456,427 shares were issued for advisory services provided to Diffusion LLC in connection with the merger, 1,024,292 shares were issued for general financial advisory services provided to Diffusion Pharmaceuticals Inc. and 2,171,185 shares were issued pursuant to conversions of convertible debt as discussed in Note 6. The Company did not purchase or retire any shares of its common stock.

Legacy RestorGenex Warrants

During the six months ended June 30, 2016, the Company did not grant any warrants to purchase shares of its common stock and no warrants were exercised. During the six months ended June 30, 2016, warrants to purchase an aggregate of 169,486 shares of common stock expired unexercised.

Warrants to purchase an aggregate of 4,612,089 shares of the Company’s common stock were outstanding and exercisable as of June 30, 2016, with per share exercise prices ranging from $2.00 to $75.00 and a weighted average exercise price of $5.50 per share.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

8.            Stock-Based Compensation

Stock-based Compensation

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

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$184,051	$79,626	$426,328	$119,582
General and administrative	154,111	57,099	305,305	112,999

Total stock-based compensation expense	$338,162	$136,725	$731,633	$232,581

The following table summarizes the activity related to all stock option grants to employees and non-employees for the six months ended June 30, 2016:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Balance at January 1, 2016	14,955,753	$0.39
Assumed in connection with Merger	3,011,498	4.02
Cancelled	(481,885)	6.13
Granted	393,750	0.96
Outstanding at June 30, 2016	17,879,116	$0.86	7.8
Exercisable at June 30, 2016	12,657,098	$1.00	7.3
Vested and expected to vest at June 30, 2016	17,858,930	$0.86	7.8

At June 30, 2016, there was $1,767,805 of unrecognized compensation cost related to non-vested options of which $651,989 is attributable to 924,524 options issued to non-employees and subject to re-measurement until vested. The total unrecognized compensation expense will be recognized as expense over a weighted-average period of 1.9 years. Other than 400,400 stock options and options assumed as a result of the Merger, all other stock options outstanding have been issued outside of the 2015 Equity Plan.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

All of these options have a ten-year term, vest in equal monthly installments over three years and were valued using the Black-Scholes model and assumptions used to value the options granted during the first six months of 2016 were as follows:

Weighted average grant date fair value	$0.78

Expected term (in years)	5.77
Risk-free interest rate	1.4%
Expected volatility	106.8%
Dividend yield	0%

Restricted Stock Awards

As of June 30, 2016 and December 31, 2015, there were 122,725 and 153,412, respectively, unvested shares of restricted stock. During the three and six months ended June 30, 2016, 15,342 and 30,684 shares vested, respectively, and the Company recognized stock-based compensation expense of $3,009 and $6,033 during the three and six months ended June 30, 2016, respectively. At June 30, 2016, there was $23,553 of unrecognized compensation cost related to unvested restricted stock that will be recognized as expense over a weighted average period of 2.0 years.

2015 Equity Plan

The 2015 Equity Plan allows for the issuance of up to a maximum of 2,500,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate. Of the 17,879,116 options outstanding at June 30, 2016, 400,400 options were issued under the 2015 Equity Plan (excluding options assumed in connection with the Merger) and 2,099,600 shares of common stock remained available for future issuance.

On July 21, 2016, the Company’s stockholders approved an amendment to the 2015 Equity Plan to immediately increase the number of shares of the Company’s common stock available for issuance by 2,500,000 shares for a total of 4,599,600 available for issuance post-amendment approval. In addition, beginning on January 1, 2017, on each January 1st through the term of the plan, up to 4.0% of the total shares of the Company’s common stock outstanding as of December 31st may be added to the plan reserve upon Board approval.

9.            Commitments and Contingencies

Office Space Rental

The Company leases office and laboratory facilities in Charlottesville, Virginia under a month-to-month cancelable operating lease. Rent expense related to the operating lease was $16,500 and $33,000 during the three and six months ended June 30, 2016 and 2015, respectively.

The Company also leases office space totaling approximately 2,900 square feet in Buffalo Grove, Illinois. The term of the lease commenced on September 15, 2014 and will continue through February 28, 2018. During the three months ended June 30, 2016, the Company vacated these leased premises and recorded an associated rent liability pursuant to Accounting Standard Codification Topic 420, Exit or Disposal Cost Obligations (ASC 420). At June 30, 2016, the rent liability was $22,859 and is included in other liabilities.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

The Company’s contractual obligations with respect to rental commitments as of June 30, 2016 were as follows:

Rental Commitments
Payments due by period:
One year	$73,600
Two years	49,600
Three years	—
Thereafter	—
Total	$123,200

Legal Proceedings

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its unaudited interim condensed consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, when the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of June 30, 2016, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s unaudited interim condensed consolidated results of operations, financial position or cash flows.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

On September 21, 2015, David Schmidt, a former member of Diffusion LLC and current stockholder of the Company, filed suit (the “Original Complaint”) in the Circuit Court for Albemarle County, Virginia (Case. No. CL15-791, David G. Schmidt v. Diffusion Pharmaceuticals LLC), which Complaint was amended on April 14, 2016 (the “Amended Complaint”).  In December 2009, Mr. Schmidt purchased a $1.5 million convertible promissory note from Diffusion LLC which he elected to immediately convert in full into membership units at the contractual per-unit conversion price of $3.50. In 2012, Diffusion LLC negotiated a reduction of the conversion price, from $3.50 to $1.00, with respect to the notes in such series that remained outstanding at such time. The Original Complaint alleged that this renegotiation represented a breach of contract with respect to Mr. Schmidt’s previously converted convertible note, and requested relief of specific performance requiring Diffusion LLC to issue him an additional 1,071,432.50 units, representing the additional number of units he would have received had he converted at the renegotiated conversion price. The claim was dismissed on March 14, 2016 for failure to state a viable cause of action, but Mr. Schmidt was given 21 days to file an amended complaint. The Amended Complaint alleges that Mr. Schmidt was denied the opportunity to exercise preemptive rights under the Company’s Operating Agreement to purchase the additional 1,071,432.50 units for $1 per unit.  The sole relief sought by Mr. Schmidt is an order of specific performance requiring the Company to issue him 3,913,577 shares of the Company’s common stock (the equivalent of 1,071,432.50 Diffusion LLC units based upon the Merger exchange ratio) in exchange for his payment of $1,071,432.50.  A two-day jury trial has been set for March 9 and March 10, 2017.  Management and legal counsel for the Company are of the opinion that the plaintiff’s claim is without merit and the Company will continue to vigorously defend the suit.

10.          Income Taxes

Due to the operating losses for the six months ended June 30, 2016, and estimated for the year-ending December 31, 2016, the Company’s estimated annual effective tax rate is 0%. Accordingly, no income tax provision is recorded for six months ended June 30, 2016.

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse. A deferred tax liability of approximately $3,536,933 is recorded for the basis differences associated with indefinite-lived in-process R&D assets. Due to their indefinite-lived treatment, the related deferred tax liabilities are not expected to reverse in a period that would support the realization of the Company’s deferred tax assets. The Company maintains a valuation allowance against its deferred tax assets. In August 2016, the Company determined that the IPR&D asset associated with the Company’s RES-440 product candidate will be abandoned and written down to $0. This abandonment will reduce the Company’s deferred tax liability (Note 12).

The Company has incurred net operating losses for federal and state income tax purposes since inception. The Tax Reform Act of 1986 (the “Act”) provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined in the Act) that could limit the Company’s ability to utilize these carryforwards. The Company may have experienced various ownership changes as a result of past financings and acquisitions. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company has determined it is more likely than not that these net operating losses will not be realized.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2016
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$3,006,149	$—	$—

Liabilities
Contingent consideration	$—	$—	$10,000

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$1,997,192	$—	$—

Contingent consideration	$—	$—	$—

As of June 30, 2016 and December 31, 2015, the fair value of the convertible notes was $1,700,000 and $4,800,000, respectively. The fair value of the convertible notes falls within Level 3 of the fair value hierarchy at December 31, 2015 as it is significantly driven by the creditworthiness of the Company, which is an unobservable input, and Level 1 at June 30, 2016 as the Company’s debt is convertible into shares of the Company’s common stock, which has quoted prices in an active market.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Contingent Consideration
Issued in connection with the merger transaction	$10,000
Change in fair value	—
Balance at June 30, 2016	$$10,000

12.          Subsequent Event

In August 2016, the Board of Directors determined that RES-440, a “soft” anti-androgen compound for the treatment of acne vulgaris, was outside the Company’s core product focus, is not a priority and therefore will be abandoned and written off in the third quarter of 2016. The abandonment will result in a $932,000 charge to earnings to reduce the carrying amount of the RES-440 IPR&D asset and will also result in a reduction of the associated deferred tax liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward looking statements that involve a number of risks and uncertainties, including those discussed under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward Looking Statements” in this report and under “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Summary of Current Product Candidate Pipeline

The following table, as of June 30, 2016, summarizes the targeted clinical indications for Diffusion’s lead molecule, trans sodium crocetinate:

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

Financial Summary

At June 30, 2016, we had cash and cash equivalents balances of $3.0 million. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $3.8 million and $10.0 million for the three and six months ended June 30, 2016, respectively. Our accumulated deficit as of June 30, 2016 was $52.2 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will substantially increase as we:

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

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC for use in the treatment of GBM, pancreatic cancer and brain metastases. We believe that our cash and cash equivalents as of June 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2016. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to TSC and our other product candidates.

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

General and Administrative Expense

General and administrative expenses consist principally of salaries and related costs for executive and other personnel, including stock-based compensation, expenses associated with investment bank advisory services, and travel expenses. Other general and administrative expenses include costs associated with the reverse merger, professional fees that were incurred in connection with preparing to operate and operating as a public company, facility-related costs, communication expenses and professional fees for legal, patent prosecution and maintenance, and consulting and accounting services.

Interest Expense, Net

Interest expense, net consists principally of the interest expense recorded in connection with our convertible debt instruments offset by the interest earned from our cash and cash equivalents.

Results of Operations for Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

The following table sets forth our results of operations for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015	Change
Expenses
Research and development	$1,444,906	$948,757	$496,149
General and administrative	2,349,227	347,118	2,002,109
Interest expense, net	6,216	33,337	(27,121)
Net loss	$(3,806,194)	$(1,331,128)	$2,475,066

We recognized $1.4 million in research and development expenses during the three months ended June 30, 2016 compared to $0.9 million in research and development expenses during the three months ended June 30, 2015. This increase was primarily a result of development expenses related to our TSC pancreatic cancer program and an increase in GBM-related drug manufacturing costs. In addition, we had $0.2 million of research and development stock-based compensation expense during the three months ended June 30, 2016 compared to $0.1 million during the same period in 2015 due to options granted in the second quarter of 2016 and third and fourth quarters of 2015. We expect that our research and development expenses will increase significantly in future periods compared to prior year periods due to our anticipated efforts to advance the research and development of our technologies and product candidates.

General and administrative expenses were $2.3 million during the three months ended June 30, 2016 compared to $0.3 million during the three months ended June 30, 2015. The increase in general and administrative costs were primarily attributable to $1.1 million in professional fees that were incurred in connection with operating as a public company and for investment bank advisory services. The cost incurred for these investment bank advisory services are equal to the fair value of our common stock that was issued in connection with these services. In addition, we had $0.2 million of general and administrative stock-based compensation expense during the three months ended June 30, 2016 compared to $0.1 million during the three months ended June 30, 2015. Exclusive of the costs incurred in connection with the investment bank advisory services, we expect that our general and administrative expenses will increase in future periods compared to prior year periods as a result of increased personnel to support our public company profile and product development efforts.

The following table sets forth our results of operations for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015	Change
Expenses
Research and development	$3,797,713	$1,680,665	$2,117,048
General and administrative	6,211,711	805,875	5,405,839
Interest expense, net	6,237	84,147	(77,910)
Net loss	$(10,029,359)	$(2,574,613)	$7,454,746

We recognized $3.8 million in research and development expenses during the six months ended June 30, 2016 compared to $1.7 million in research and development expenses during the six months ended June 30, 2015. This increase was primarily a result of development expenses related to our TSC pancreatic cancer program and an increase in GBM-related drug manufacturing costs. In addition, we had $0.4 million of research and development stock-based compensation expense during the six months ended June 30, 2016 compared to $0.1 million during the same period in 2015 due to options granted in the second quarter of 2016 and third and fourth quarters of 2015. We expect that our research and development expenses will increase significantly in future periods compared to prior year periods due to our anticipated efforts to advance the research and development of our technologies and product candidates.

General and administrative expenses were $6.2 million during the six months ended June 30, 2016 compared to $0.8 million during the six months ended June 30, 2015. The increase in general and administrative costs were primarily attributable to acquisition costs of $2.0 million in connection with the reverse merger and $3.1 million in professional fees that were incurred in connection with preparing to operate as a public company and for investment bank advisory services. In addition, we had $0.3 million of stock-based compensation expense during the six months ended June 30, 2016 compared to $0.1 million during the six months ended June 30, 2015. Exclusive of the costs incurred in connection with the reverse merger and investment bank advisory services, we expect that our general and administrative expenses will increase in future periods compared to prior year periods as a result of increased personnel to support our public company profile and product development efforts.

Liquidity and Capital Resources

Working Capital

Our working capital totaled $1.5 million, including $3.0 million in cash and cash equivalents, as of June 30, 2016.

The following table summarizes our working capital as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$3,006,149	$1,997,192
Prepaid expenses, deposits and other assets	238,004	45,921
Total current liabilities	(1,756,826)	(1,471,308)
Working capital	$1,487,327	$571,805

We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our product candidates.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(7,489,314)	$(1,937,598)
Investing activities	8,498,271	2,489,056
Net increase in cash and cash equivalents	$1,008,957	$551,458

Operating Activities

Net cash used in operating activities of $7.5 million during the six months ended June 30, 2016 was primarily attributable to our net loss of $10.0 million that was offset by $2.2 million of non-cash charges and $0.4 million for the net change in our operating assets and liabilities. Noncash charges primarily consisted of stock-based compensation expense of $0.7 million and the issuance of 1.5 million shares of our common stock for advisory services at an estimated fair value of $1.4 million.

Net cash used in operating activities of $1.9 million during the six months ended June 30, 2015 was primarily attributable to our net loss of $2.6 million that was offset by $0.3 million of non-cash charges and $0.3 million for the net change in our operating assets and liabilities. Noncash charges primarily consisted of stock-based compensation and non-cash interest related to our convertible debt.

Investing Activities

Net cash provided by investing activities was $8.5 million during the six months ended June 30, 2016 compared to $2.5 million during the six months ended June 30, 2015. We received $8.5 million in the Merger during the six months ended June 30, 2016. During the six months ended June 30, 2015, certificates of deposit matured to which proceeds of $2.5 million were received.

Capital Requirements

We expect to incur substantial expenses and generate significant operating losses as we intend to pursue our business strategy of developing our lead product candidate, TSC, for use in the treatment of GBM, pancreatic cancer and brain metastases.

To date, we have primarily used equity and debt financings to fund our ongoing business operations and short-term liquidity needs. We expect to continue this practice for the foreseeable future.

In January 2016, we completed a business combination whereby a wholly-owned subsidiary of the Company merged with Diffusion LLC. For accounting purposes, Diffusion LLC is considered the acquiring entity and, as a result, we acquired $8.5 million in cash.

We believe our cash and cash equivalents as of June 30, 2016 will be sufficient to fund our planned operations into the fourth quarter of 2016.

As of June 30, 2016, we did not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise any additional capital in the near-term and/or we cannot significantly reduce our expenses and are forced to terminate our operations, investors may experience a complete loss of their investment.

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

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply Accounting Standards Codification (ASC) 350 “Goodwill and Other Intangible Assets,” which requires testing goodwill for impairment on an annual basis. We assess goodwill for impairment as part of our annual reporting process on October 1 of each year. In between valuations, we conduct additional tests if circumstances indicate a need for testing. We evaluate goodwill on a consolidated basis as we are organized as a single reporting unit. We consider certain triggering events when evaluating whether an interim goodwill impairment analysis is warranted. Among these would be a significant long-term decrease in our market capitalization based on events specific to our operations. There were no trigger events during the six months ended June 30, 2016 to which an impairment analysis would be warranted.

Intangible Assets

Our intangible assets as of June 30, 2016 consist of in-process research and development (IPR&D) intangible assets acquired as part of the reverse merger transaction on January 8, 2016. The fair value of the IPR&D assets was determined as of the acquisition date using the cost approach. The cost approach was chosen as we were not able to estimate an income stream attributable to the IPR&D assets given the fact that the related products have only completed limited preclinical and clinical trials and the timeline to commercial viability, if the FDA approval process is successful, is somewhat uncertain and would take a number of years. As the IPR&D asset development efforts continue, based on the facts and circumstances at the time of a future valuation for the purposes of assessing impairment, it is possible that the values for the IPR&D intangible assets currently on our unaudited interim condensed consolidated balance sheets could be substantially reduced or eliminated, which could result in a maximum charge to operations equal to the current carrying value of our intangible assets of $9,317,000 as of June 30, 2016. We test the IPR&D intangible assets for impairment on October 1, which is our annual impairment testing date, and we consider certain triggering events when evaluating whether an interim IPR&D impairment analysis is warranted. There were no trigger events during the three months ended June 30, 2016 to which an impairment analysis would be warranted. In August 2016, the Company determined that the IPR&D asset associated with the Company’s RES-440 product candidate will be abandoned and written down to $0 in the third quarter of 2016 (Note 12).

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

Special Note Regarding Forward-Looking Statements

This report includes forward-looking statements. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, our intellectual property position, the degree of clinical utility of our products, particularly in specific patient populations, our ability to develop commercial functions, expectations regarding clinical trial data, our results of operations, cash needs, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	our ability to obtain additional financing;

●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	the success and timing of our preclinical studies and clinical trials;

●	the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	recently enacted and future legislation regarding the healthcare system;

●	the success of competing products that are or may become available; and

●	the performance of third parties, including contract research organizations and manufacturers.

You should also read carefully the factors described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2016 (as amended) and elsewhere in our public filing to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

There were no changes in internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, during the three months ended March 31, 2016, we engaged several consultants with experience in public company accounting, financial reporting and SOX implementation, including a consultant with public company chief financial officer experience; initiated a search process to hire a full time controller with public company experience; and have initiated the implementation of more robust risk assessment, control design, control monitoring and related functions. Prior to the Merger, Diffusion LLC was a private, non-reporting operating company not subject to the provisions of the Sarbanes-Oxley Act of 2002, as amended (“SOX”), applicable to public companies.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For this item, please refer to Note 9 Commitments and Contingencies to the Notes to Unaudited Interim Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

This Item 1A is not applicable to us as a smaller reporting company and has been omitted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On June 1, 2016, the Company issued 1,024,292 shares of its common stock to a financial advisor as compensation for certain ongoing general financial advisory services.  The shares were issued in reliance upon an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the second quarter of 2016, we did not purchase any shares of our common stock or other equity securities of ours.

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

Date: August 15, 2016

DIFFUSION PHARMACEUTICALS INC.

By:	/s/ David G. Kalergis
David G. Kalergis
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ben L. Shealy
Ben L. Shealy
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
101

The following materials from Diffusion’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Interim Condensed Consolidated Balance Sheets, (ii) the Unaudited Interim Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Unaudited Interim Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Interim Condensed Consolidated Financial Statements

Filed herewith