Form 10-K
period 2016-12-31
Diffusion Pharmaceuticals Inc.
filed 2017-03-31
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 000-24477

DIFFUSION PHARMACEUTICALS INC.

(Exact name of Registrants as specified in their Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	30-0645032 (I.R.S. Employer Identification Number)
2020 Avon Court, #4 Charlottesville, Virginia (Address of Principal Executive Offices)	22902 (Zip Code)

(434) 220-0718
(Registrants’ telephone number, including area code)

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sale price at which the common stock was last sold as of June 30, 2016 (the last business day of the registrant’s second fiscal quarter) as quoted by OTCQX on that date was approximately $72.7 million.

As of March 15, 2017, 10,345,637 shares of common stock of the registrant were outstanding.

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

As previously disclosed, on January 8, 2016, Diffusion Pharmaceuticals Inc. (f/k/a RestorGenex Corporation), a Delaware corporation (the “Company”), completed the merger (the “Merger”) of its wholly owned subsidiary, Arco Merger Sub, LLC (“Merger Sub”), with and into Diffusion Pharmaceuticals LLC, a Virginia limited liability company (“Diffusion LLC”), in accordance with the terms of the Agreement and Plan of Merger, dated as of December 15, 2015, among the Company, Merger Sub and Diffusion LLC (the “Merger Agreement”). As a result of the Merger, Diffusion LLC, the surviving company in the Merger, became a wholly owned subsidiary of the Company and, following the Merger, the Company changed its corporate name from RestorGenex Corporation to Diffusion Pharmaceuticals Inc.

For accounting purposes, the Merger is treated as a “reverse acquisition” under generally acceptable accounting principles in the United States (“U.S. GAAP”) and Diffusion LLC is considered the accounting acquirer. Accordingly, Diffusion LLC’s historical results of operations will have replaced the Company’s historical results of operations for all periods prior to the Merger.

Unless the context otherwise requires, references to “Diffusion,” the “Company,” “we,” “our” or “us” in this report refer to Diffusion Pharmaceuticals Inc. and its subsidiaries, following the completion of the Merger and Diffusion Pharmaceuticals LLC prior to the completion of the Merger, references to “RestorGenex” refer to the Company prior to the completion of the Merger and references to “Diffusion LLC” refer to Diffusion Pharmaceuticals LLC.

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

We are a clinical stage biotechnology company focused on extending the life expectancy of cancer patients by improving the effectiveness of current standard-of-care treatments, including radiation therapy and chemotherapy. We are developing our lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in the many cancer types in which tumor oxygen deprivation (“hypoxia”) is known to diminish the effectiveness of current treatments. TSC is designed to target the cancer’s hypoxic micro-environment, re-oxygenating treatment-resistant tissue and making the cancer cells more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. Our lead development programs target TSC against cancers known to be inherently treatment-resistant, including brain cancers and pancreatic cancer. A Phase 1/2 clinical trial of TSC combined with first-line radiation and chemotherapy in patients newly diagnosed with primary brain cancer (“glioblastoma” or “GBM”) was completed in 2015. This trial provided evidence of efficacy and safety in extending overall survival without the addition of toxicity. Based on these results, an End-of-Phase 2 meeting was held with the U.S. Food and Drug Administration (“FDA”) in August 2015, resulting in guidelines for the design of a single 400 patient pivotal Phase 3 registration study which, if successful, would be sufficient to support approval. The Company is also exploring the possibility of focusing on the subset of inoperable patients in the GBM indication. Discussions with the FDA regarding extension of the TSC development program from first line GBM into first-line pancreatic cancer treatment are currently underway. TSC has been granted Orphan Drug designation for the treatment of both GBM and brain metastases.

In addition to cancer, TSC also has potential applications in other indications involving hypoxia, such as hemorrhagic shock, stroke, peripheral artery disease, respiratory diseases and neurodegenerative diseases. In this regard, the Company is exploring the feasibility of testing TSC as a novel stroke treatment in an emergency medicine/ambulance setting.

Summary of Current Product Candidate Pipeline

The following table summarizes the targeted clinical indications for Diffusion’s lead molecule, trans sodium crocetinate:

In addition to the TSC programs depicted in the table, we are exploring alternatives regarding how best to capitalize upon our product candidate, RES-529, a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in preclinical development in oncology, specifically GBM.

Technology Overview

Our proprietary technology is targeted at overcoming treatment-resistance in solid cancerous tumors by combining our lead product candidate, TSC, with standard-of-care radiation and chemotherapy regimens, thus effecting a better patient survival outcome without the addition of harmful side effects.

Under normally oxygenated cellular conditions, radiation and chemotherapy generally have a powerful killing effect upon cancerous tumor tissue. However, in many solid tumor types, cellular oxygen deprivation occurs as the result of rapid tumor growth, causing parts of the tumor to outgrow its blood supply. When tumor tissue becomes hypoxic, it is up to three times more resistant to the cancer-killing power of the standard therapies (radiation and chemotherapy) currently used in the treatment of the vast majority of cancer patients. Cancerous tumor cells are known to thrive under hypoxic conditions, as the resultant changes in the tumor microenvironment confer “treatment-resistance” to radiation and chemotherapy within the cell.

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

Our clinical development plan targets TSC at radiation and chemotherapy sensitization of hypoxic tumor types, with an initial focus on primary brain cancer, pancreatic cancer, and brain metastases. We have been granted orphan drug designations by the FDA for the treatment of brain cancers based on the acknowledged unmet medical need and number of patients affected. Such orphan drug designations allow certain favorable treatments under FDA regulations in connection with exclusivity periods and the new drug approval process.

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

Trans Sodium Crocetinate

Dr. John Gainer, our Chief Scientific Officer, one of our directors and Professor Emeritus of Chemical Engineering at the University of Virginia, was the first to propose the use of chemical compounds specifically to facilitate the diffusion of oxygen through blood plasma for the purpose of re-oxygenating hypoxic tissues. Dr. Gainer’s early laboratory work systematically examined various means to alter the diffusivity of oxygen through the use of small molecules that would affect the intermolecular forces existing in blood plasma. He originally identified crocetin, a natural carotenoid compound, as a molecule that could increase oxygen diffusion through the plasma, and crocetin was shown to be an effective treatment in a rabbit model of atherosclerosis and other indications. This work continued from the 1970s into the mid-1990s with various animal models, including radiation sensitization and hemorrhagic shock.

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

It is proposed that TSC works by altering the molecular arrangement of the water molecules in blood plasma (which is composed of 90% water), with the altered structure being less dense – and thus less resistant to oxygen diffusion – than untreated blood plasma. A water molecule is composed of two hydrogen atoms and one oxygen atom, with a net positive charge found on the hydrogen atoms and a net negative charge found on the oxygen atom. This results in the formation of hydrogen bonds, which are an attraction between the net-negatively charged oxygen of one water molecule and the net-positively charged hydrogen atoms of another water molecule. Theoretically, one water molecule can form four hydrogen bonds with neighboring water molecules. However, the literature on the subject indicates that a water molecule actually forms, on average, 2 to 3.6 hydrogen bonds. By promoting an increase in the average number of hydrogen bonds among the water molecules comprising the bulk of blood plasma, TSC enhances the ability of oxygen to diffuse more easily through the plasma and into hypoxic tissue.

In March 2017, we received a patent for bipolar trans carotenoid salts and their uses. This patent expands the coverage of the therapeutic use of TSC and other related compounds to five hypoxia-related conditions including congestive heart failure, chronic renal failure, acute lung injury (ALI), chronic obstructive pulmonary disease (COPD) and respiratory distress syndrome (RDS).

Trans Sodium Crocetinate Increases Oxygenation of Hypoxic Cancerous Tumors

While earlier studies focused on improved treatments for hemorrhagic shock, ischemia, and traumatic brain injury, the use of TSC as an agent to re-oxygenate hypoxic cancerous tumors became a central area of research for us following our founding in 2001. Because tumor hypoxia is a leading cause of solid tumor resistance to both radiation and chemotherapy, it was believed that an agent such as TSC – one that could safely increase the oxygenation of hypoxic tumor tissue – could prove effective in treatment-resistant cancers when combined with standard-of-care regimens of radiation and/or chemotherapy. This belief led to the development of preclinical and clinical development programs targeted against treatment-resistance in various cancers, with a focus on brain cancer types (both GBM and metastatic) and pancreatic cancer, all of which are known to be significantly hypoxic. The Company’s longer term goal is to use TSC against treatment-resistance in the entire range of hypoxic cancers now treated with radiation and chemotherapy.

Glioblastoma Program

Our lead program is targeted against newly diagnosed primary brain cancer, also known as glioblastoma (GBM). Glioblastoma is a grade IV brain tumor, characterized by a heterogeneous cell population, with a number of negative attributes. GBM cells are typically genetically unstable (and thus prone to mutation), highly infiltrative, angiogenic, and resistant to radiation and chemotherapy. The mutations typically found in GBM allow the tumor to grow and thrive in a hypoxic environment. GBM is classified into two major subclasses, primary or secondary, depending upon the clinical properties as well as the chromosomal and genetic alterations that are unique to each class. Primary GBM arises de novo from normal glial cells and typically occurs in those over the age of 40, while secondary GBM arises from transformation of lower grade tumors and is usually seen in younger patients. Primary GBM is believed to account for approximately 95% of all GBM diagnoses.

While GBM is the most common form of primary brain tumor involving glial cells it is still relatively rare, as approximately 12,000 people in the United States were diagnosed with GBM in 2014. The median age of GBM diagnosis is approximately 65 years, with the incidence of GBM in those over 65 increasing rapidly as shown by a doubling in incidence from 5.1 per 100,000 in the 1970s to 10.6 per 100,000 in the 1990s. Those diagnosed with the disease have a grim prognosis, with the median survival time of untreated patients being 4.5 months. Current standard-of-care treatment only provides 14-16 months of survival time after diagnosis.

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

GBM Therapies Under Development

There are a number of companies developing GBM therapies. For example, a search on the website www.clinicaltrials.gov yields over 300 results for “glioblastoma multiforme” and “open trials.” Most of these trials focus on the recurrent patient population, whereas our target population is newly diagnosed patients. In addition to the therapeutics previously mentioned, current GBM trials include Northwest Therapeutics’ DCVax®-L, Bristol-Myers Squibb’s Nivolumab/Ipilimumab and AbbVie’s Veliparib. In addition, the medical device company Novocure has been developing a novel approach called Tumor Treating Fields (“TTFields”) using low intensity, alternating electric fields within the intermediate frequency range. TTFields are believed to disrupt cell division through physical interactions with key molecules during mitosis. This medical device approach has shown some success in the recurrent GBM patient population and more recently as an initial treatment.

GBM is an Orphan Disease

GBM is diagnosed in approximately 12,000 individuals every year, making it an “orphan disease.” The Orphan Drug Act of 1983 was designed to provide financial incentives for, and to reduce the costs associated with, developing drugs for rare diseases and disorders. A “rare disease or disorder” is defined by the Orphan Drug Act of 1983 as affecting fewer than 200,000 Americans at the time of designation or one for which “there is no reasonable expectation that the cost of developing and making available in the United States…will be recovered from sales in the United States.” A sponsor must request that the FDA designate a drug currently under development for a “rare disease or condition” as an orphan drug, and if the FDA agrees that the drug and indication meet the criteria set forth in the Orphan Drug Act of 1983, certain financial and marketing incentives become available.

In July 2011, we announced that TSC was granted Orphan Drug Designation by the FDA for the treatment of GBM.

Trans Sodium Crocetinate Phase 1/2 Clinical Trial in GBM

We have evaluated TSC in 148 human subjects in various Phase 1 and Phase 2 clinical trials to date, with no serious adverse events attributable to TSC. Our Phase 1/2 clinical trial of TSC in patients with newly diagnosed GBM completed in 2015 is described in more detail below. TSC is targeted for testing against newly diagnosed GBM in an upcoming Phase 3 clinical trial that, assuming the availability of funding resources and the completion of certain manufacturing and animal toxicology guidelines mandated by the FDA guidance, could begin within the next twelve (12) months.

Our Phase 1/2 clinical trial in GBM enrolled 59 newly diagnosed patients who received TSC in conjunction with radiation and TMZ. In the Phase I portion of the trial, TSC was initially administered three times per week at half-dose to three patients prior to radiation. Subsequently, six additional patients received full-dose TSC for six weeks in combination with radiation. No dose-limiting toxicities were identified in the nine patients during the Phase I portion of the trial, nor were any serious adverse events relating to the drug observed. Fifty additional patients were enrolled in the Phase II trial and received full-dose TSC in combination with TMZ and radiation therapy. Four weeks after completion of radiation therapy, all patients underwent chemotherapy with higher doses of TMZ for five (5) days every four weeks, but no further TSC was administered.

We presented initial results from the trial at the 2015 American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2015, which discussed data from the 18 trial sites covering the first twenty-one months. Final results were published in the Journal of Neurosurgery online in May 2016. We compared results in relation to a historical control group from a 2005 study which showed that the addition of TMZ to standard-of-care (surgery plus radiation) increased overall survival from 12.1 months to 14.6 months. We reported that:

●

TSC plus radiation and TMZ increased the patients’ chance of survival at two years by 37% compared to the historical control group. The overall survival at two years was 36.3% in the TSC group compared to 26.5% in the historical control group.

●	In the subgroup of patients considered inoperable, the chance of survival at two years for those who received TSC was increased by 380%, (40% alive at two years for TSC group versus 10% for control).

●	71% of those treated with TSC were alive at one year compared to 61% of those in the historical control group. In 11 of 56 patients, tumors regressed to undetectable.

●	No serious safety findings attributed to TSC were observed in the TSC study and adverse events were consistent with those seen in previous trials of GBM featuring radiation and TMZ.

End-of-Phase 2 FDA Meeting and Plans for TSC Phase 3 GBM Clinical Trial

Following the announcement of the results of the 2015 Phase 1/2 clinical trial in GBM, we held an end of Phase 2 meeting with the FDA in August 2015 to discuss planning for a Phase 3 clinical trial. At the meeting, guidance was received on a trial design for the Phase 3 study, including:

●	A single, randomized trial of the agreed upon design, if successful, can serve as the basis for an application for approval.

●	The trial will consist of 400 newly diagnosed GBM patients with half given TSC in conjunction with standard-of-care radiation and TMZ and half receiving standard-of-care radiation and TMZ only.

●

Based on the Phase 1/2 safety results with supporting toxicology, TSC’s dosing exposure will be substantially increased, which means that TSC can now be used for both the radiation + chemotherapy and subsequent TMZ chemotherapy-only phase of GBM treatment, extending the TSC treatment duration from 6 weeks to 30 weeks.

●	Diffusion will provide certain expanded information on animal toxicology, pharmacokinetics and manufacturing practices to the FDA before initiating the trial.

One of the major differences between the Phase 3 trial and the Phase 1/2 trial is the addition of TSC doses after the completion of the radiation/chemotherapy phase of treatment into the chemotherapy only phase. In the Phase 1/2 trial, TSC was only given prior to radiation (18 doses total over 6 weeks). In the Phase 3 study, we are planning to give the patients 36 total doses of TSC, 18 in conjunction with radiation/chemotherapy and 18 in conjunction with chemotherapy alone for a total TSC treatment duration of 30 weeks. The following figure gives a graphical representation of our planned Phase 3 trial, which, assuming the availability of financial resources and the completion of certain manufacturing and animal toxicology guidelines mandated by the FDA guidelines, we intend to commence enrollment in 2017, complete enrollment and potentially receive interim data in 2019 and complete conduct (enrollment and dosing) of the study in 2020. Data collection, analysis and regulatory interaction are projected to occur over the following 12 to 18 months.

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

Since its approval in 1996, gemcitabine has been partnered with approximately 30 different agents in late-stage clinical trials in an attempt to improve upon the effectiveness of gemcitabine alone in treating patients with metastatic pancreatic cancer. Only two of these trials have demonstrated improved efficacy, leading to FDA approvals – erlotinib (Tarceva®) and nab-paclitaxel (Abraxane®).

In patients with metastatic disease, the use of erlotinib with gemcitabine led to a significantly higher one-year survival rate than with the use of gemcitabine alone (23% vs. 17%, P = 0.023) as well as an increased median overall survival (6.24 months vs. 5.91 months, P = 0.038). A more recent study showed that the addition of nanoparticle albumin-bound (nab)-paclitaxel to gemcitabine significantly improved overall survival in treatment naïve patients with metastatic cancer, as overall survival was approximately two (2) months longer in patients treated with combination therapy (8.5 vs. 6.7 months).

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

Pancreatic Cancer Market Analysis

It is estimated that every year approximately 49,000 people are diagnosed with pancreatic cancer in the United States. More than half of these patients will be diagnosed with metastatic disease. The five-year survival rates for patients with pancreatic cancer are dismal (<14%) and are particularly bad for those with metastatic disease (~1%).

The current standard-of-care for patients with metastatic pancreatic cancer includes gemcitabine combined with either erlotinib or nab-paclitaxel. Gemzar® (gemcitabine) is now available as a generic, however prior to losing patent protection the drug generated peak revenues of approximately $700 million in the United States for Eli Lilly. Tarceva® (erlotinib), which is approved for the treatment of metastatic non-small cell lung cancer and metastatic pancreatic cancer, is marketed by Roche and Astellas and sales of the drug generated $1.2 billion in revenue in 2015. Abraxane® (nab-paclitaxel), which was approved for the treatment of breast cancer in 2005 and non-small cell lung cancer in 2012, was approved by the FDA in 2013 for the treatment of metastatic pancreatic cancer. Sales of Abraxane® totaled $848 million in 2014 for all indications.

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

Proposed Plans for TSC Phase 2 Clinical Trial in Pancreatic Cancer

The planned Phase 2 clinical trial for TSC in pancreatic cancer is based on preclinical safety and efficacy data, and findings from the Phase 1/2 clinical trial in GBM, as well as the facts noted above. Global experts in the field agree that pancreatic cancer is an appropriate target for expansion of the use of TSC, and a clinical advisory committee of these key opinion leaders has been assembled to facilitate our pancreatic cancer clinical development program. We are currently in discussions with recognized pancreatic cancer experts and the FDA regarding trial design, end-points, and patient numbers. Assuming the availability of financial resources, we anticipate beginning enrollment in this trial during 2017 and completing conduct of the study (enrollment and dosing) in 2019. Data collection, analysis and regulatory interaction are projected to occur over the following 9 to 12 months.

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

Plans for TSC Phase 2/3 Clinical Trial in Metastatic Brain Cancer

We are planning to conduct a Phase 2/3 clinical trial in metastatic brain cancer after further discussions with experts and the FDA regarding trial design, end-points, and patient numbers.

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

We are exploring partnering opportunities for our product candidates, such as strategic partnerships, alliances or licensing arrangements.

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

There are several firms currently marketing or developing products that may be competitive with our products, including therapeutics and devices. We believe TSC is a first-in-class novel small molecule that re-oxygenates hypoxic tissue, enhancing efficacy of radiation and chemotherapy without harmful side effects.

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

Research and Product Development

We incurred approximately $7.2 million in 2016 and $3.9 million in 2015 on research and product development activities that related primarily to activities associated with the synthesis and formulations of our products then in development, additional preclinical studies and planning for Phase I/Phase II studies. We anticipate that our research and development expenses during 2017 will increase compared to 2016 and will consist primarily of expenses associated with the initiation of our glioblastoma and pancreatic cancer human clinical trials.

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

As of December 31, 2016, we owned approximately 14 issued U.S. patents and 46 issued foreign patents, which include granted European, Japanese, Chinese and Indian patent rights, and over 50 pending patent applications worldwide, covering the product candidates we currently intend to develop. Our current patents expire between 2026 and 2031. TSC has been granted Orphan Drug Designation for the treatment of both GBM and metastatic brain cancer and an application is pending for pancreatic cancer. A formulation patent provides protection for the TSC oral drug product until 2031 with extensions possible.

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

The FDA has sixty (60) days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For certain drugs, priority review is further limited only for drugs intended to treat a serious or life-threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by the FDA for three (3) additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six (6) months depending on the type of information included.

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

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then commence a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within forty-five (45) days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of thirty (30) months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

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

REMS

The FDA has the authority to require a REMS to ensure the safe use of the drug. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. REMS can include medication guides, communication plans for healthcare professionals, and ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. In addition, the REMS must include a timetable to periodically assess the strategy. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks. The requirement for a REMS can materially affect the potential market and profitability of a drug.

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

The Orphan Drug Act of 1983

The Orphan Drug Act of 1983 was designed to provide financial incentives for, and to reduce the costs associated with, developing drugs for rare diseases and disorders. A “rare disease or disorder” is defined by the Orphan Drug Act of 1983 as affecting fewer than 200,000 Americans at the time of designation or one for which “there is no reasonable expectation that the cost of developing and making available in the United States…will be recovered from sales in the United States.” A sponsor must request that the FDA designate a drug currently under development for a “rare disease or condition” as an orphan drug, and if the FDA agrees that the drug and indication meet the criteria set forth in the Orphan Drug Act of 1983, certain financial and marketing incentives become available. As mentioned previously, we have received Orphan Drug designations for GBM and metastatic brain cancer.

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

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders or diabetes and is optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within ninety (90) days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Anti-Kickback and False Claims Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry. These laws include, among others, anti-kickback statutes, false claims statutes and other statutes pertaining to healthcare fraud and abuse. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the Affordable Care Act amended the intent element of the federal anti-kickback statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

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

It is uncertain whether there will be any legislation that will replace or amend the Affordable Care Act. In addition, the Trump Administration has and will appoint many new secretaries, directors and the like into positions of authority in the U.S. Federal government dealing with the pharmaceutical and healthcare industries that may potentially have a negative impact on the prices and regulatory pathways for certain pharmaceuticals and healthcare products developed by the Company to market and sell its products in the U.S.

Other Federal and State Regulatory Requirements

The Centers for Medicare & Medicaid Services (“CMS”) has issued a final rule pursuant to Affordable Care Act that requires certain manufacturers of prescription drugs to annually collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers were required to begin collecting information on August 1, 2013, with the first reports due March 31, 2014. The reported data is posted in searchable form on a public website. Failure to submit required information may result in civil monetary penalties.

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

Reimbursement

Sales of any of our product candidates that are approved will depend, in part, on the extent to which the costs of our approved products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our expected net revenue and results. If any of our products are approved and these third-party payors do not consider our approved products to be cost-effective compared to other therapies, they may not cover our approved products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our approved products on a profitable basis.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to the U.S. Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any approved product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our approved products to be cost-effective compared to other available therapies, they may not cover our approved products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our approved products on a profitable basis.

The Affordable Care Act was enacted in March 2010, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to the pharmaceutical and biotechnology industry are the following:

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

It is uncertain whether there will be any legislation that will replace or amend the Affordable Care Act.

21st Century Cures Act

The 21st Century Cures Act, which the U.S. House of Representatives passed in July 2015 and President Obama signed into law in December 2016, provides for a wide range of reforms, such as broadening the types of data required to support drug approval, extending protections from genetic competition, accelerating approval of breakthrough therapies, expanding the orphan drug product program, and clarifying how manufacturers communicate about their products.

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

Employees

As of December 31, 2016, we had 10 employees, including 4 in product development and 6 in management or administrative positions. We also have engaged several independent consultants to support our organization.

Directors and Executive Officers

The table below sets forth, as of March 15, 2017, certain information concerning our current directors and executive officers. No family relationships exist among any of our directors or executive officers.

Name	Age	Position with Diffusion
David G. Kalergis	68	Chairman and Chief Executive Officer
John L. Gainer, Ph.D.	78	Director and Chief Scientific Officer
David R. Jones, M.D.	53	Chief Medical Officer
Ben L. Shealy	58	Senior Vice President – Finance, Treasurer and Secretary
Thomas Byrne	59	General Counsel
Isaac Blech	67	Vice Chairman
Robert Adams	66	Director
Mark T. Giles	62	Director
Alan Levin	54	Director

The following is a biographical summary of the experience of our directors and executive officers:

David G. Kalergis – Mr. Kalergis has served as our Chairman of the Board and Chief Executive Officer since the completion of the Merger in January 2016. Mr. Kalergis, along with Dr. Gainer is the Company’s co-founder and has served as a director of Diffusion LLC since its inception in 2001 and as its Chief Executive Officer since 2004. Prior to joining the Company, Mr. Kalergis held positions with the University of Virginia; as the general counsel and director of business development for Pharmaceutical Research Associates, Inc., a pharmaceutical contract research organization; as an intelligence analyst for the U.S. Government; and with the law firm Dewey, Ballantine, Bushby, Palmer & Wood, practicing in the areas of corporate finance, public offerings and mergers and acquisitions. In addition, from July 1998 until May 2012, Mr. Kalergis served on the board of directors and audit committee of Virginia National Bank. Mr. Kalergis received a B.A. in psychology, as well as an M.B.A. and J.D., from the University of Virginia, and is a graduate of the Harvard Business School’s Leadership and Strategy in the Pharmaceutical and Biotechnology Industry program.

John L. Gainer, Ph.D. – Dr. Gainer has served as a director and as our Chief Scientific Officer since the completion of the Merger in January 2016. Dr. Gainer, along with Mr. Kalergis, is the Company’s co-founder and has served as one of Diffusions LLC’s directors and as its Chief Scientific Officer since its inception in 2001. From 1966 until his retirement in 2005, Dr. Gainer was a professor of chemical engineering at the University of Virginia. During his career, Dr. Gainer authored more than 100 scientific journal articles, including more than 30 published in medical journals, and spent two sabbaticals investigating drug actions and related research at Karolinska Institute in Stockholm and the laboratory of a major pharmaceutical company. He has been a member of the International Society for Oxygen Transport in Tissues since its inception in 1973. Dr. Gainer received a BSChE from West Virginia University, a MS in chemical engineering from the Massachusetts Institute of Technology, and a Ph.D. in chemical engineering from the University of Delaware.

David R. Jones, M.D. – Dr. Jones serves as our Chief Medical Officer. Dr. Jones was appointed Chief Medical Officer in connection with the completion of the Merger, and has served as Diffusion LLC’s Chief Medical Officer since September 2012. In addition to serving as the Company’s Chief Medical Officer, Dr. Jones is also the Fiona and Stanley Druckenmiller Endowed Professor for Lung Cancer Research and Chief of Thoracic Surgery at Memorial Sloan-Kettering Cancer Center in New York, NY, a position he has held since 2013. From 2007 to 2013, Dr. Jones was Professor of Surgery and Division Chief of Thoracic & Cardiovascular Surgery at the University of Virginia. In addition to his clinical practice, Dr. Jones has published more than 220 scientific articles, authored or co-authored over 35 book chapters, and served as Principal Investigator or Co-Investigator of over 30 clinical trials. Dr. Jones received an undergraduate degree in chemistry and an M.D. from West Virginia University, and completed his thoracic surgery residency and postdoctoral research fellowship in molecular oncology at the University of North Carolina - Chapel Hill.

Ben L. Shealy – Mr. Shealy serves as our Senior Vice President – Finance and Treasurer. Mr. Shealy was appointed Senior Vice President – Finance and Treasurer in connection with the completion of the Merger. Mr. Shealy has served as Diffusion LLC’s Senior Vice President – Finance and Treasurer, since December 2015, and prior to that had served as Diffusion LLC’s Chief Financial Officer since 2004. Prior to joining the Company, Mr. Shealy spent more than 20 years in the financial management industry focusing on private and public corporate financings, including serving as the Vice President of REBAR Inc. and positions with Donaldson, Lufkin & Jenrette, Prudential-Bache Capital Funding and the John Hancock Derivatives Group. Mr. Shealy received a B.S. in accounting from San Jose State University, an M.B.A. in finance from Columbia University and is a CFA Charter holder.

Thomas Byrne – Mr. Byrne was appointed as our General Counsel in connection with the completion of the Merger. Mr. Byrne served as a director of Diffusion LLC from 2001 to January 2016, as a director of the Company from January 2016 until April 2016 and has served as Diffusion LLC’s Secretary and Director of Patent Strategy since 2007. Prior to joining Diffusion LLC, Mr. Byrne served in in-house counsel positions at both Genentech Inc. and Amgen Inc., where he co-invented the erythropoiesis stimulating agent darbepoietin alpha (Aranesp®). From 1992 to 2000, he was a partner in the intellectual property law firm of Nixon and Vanderhye P.C. Mr. Byrne also currently acts as a consultant for start-up biotechnology companies on intellectual property, contract and business issues. He received a B.S. in chemical engineering and nuclear engineering, as well as a J.D., from the University of Virginia, and an M.S. in biochemical engineering from Yale University.

Isaac Blech – Mr. Blech has served as a director since August 2016. Mr. Blech’s current roles include serving as vice chairman of the board of directors of Edge Therapeutics, Inc., a clinical-stage biotechnology company, founder and director of Cerecor, Inc., a CNS company, director of ContraFect Corporation, an infectious disease company, director of Medgenics, Inc., a biotechnology company, and vice chairman of InspireMD, a stent company. He is vice chairman of the boards of directors of Centrexion Corporation, a private company which is developing new modalities of pain control, Regenovation, Inc., a private company developing new ways to regenerate human tissue, X4 Pharmaceuticals, a private cancer immunology company, Sapience Therapeutics, a private oncology company, Aridis Pharmaceuticals, a private company with a product to treat pneumonia, WaveGuide Corporation, a private company developing the world’s smallest NMR machine, SpendSmart Networks, Inc., a private electronic rewards company, and root9B Technologies, a private cyber security company. Over the past 35 years, Mr. Blech has founded and served on the boards of directors of companies which have produced major advances in a broad array of diseases, including the diagnosis of chlamydia, herpes, syphilis and HIV and the treatment of cystic fibrosis, sexual dysfunction, multiple myeloma and brain cancer. Mr. Blech was previously a member of the board of directors of the Company prior to the Merger.

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

Mark T. Giles – Mr. Giles has served as a director since the completion of the Merger in January 2016 and as a director of Diffusion LLC since 2008. Since July 2007, Mr. Giles has been the sole managing member of Panda Holdings, LLC, which engages in the investment and management of private capital. Prior to joining Panda Holdings, Mr. Giles served as the Chief Executive Officer of Virginia National Bank from July 1998 until June 2007 and thereafter continued to serve as the non-executive Chairman until December 2011. Prior to joining Virginia National Bank, Mr. Giles also served as the president of two publicly traded bank holding companies and subsidiary banks in Texas and practiced law with the banking group of a Houston law firm. He chairs the boards of Relay Foods, Inc. and Expedition Trust Company. He also serves on the boards of The Paramount Theater Foundation, The Paramount Theater Operating Company and the Computers4Kids Program. Mr. Giles received a B.S. from the McIntire School of Commerce at the University of Virginia and a J.D. from the University of Virginia School of Law.

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

Merger with RestorGenex

On January 8, 2016, we completed the Merger with Diffusion LLC in accordance with the terms of the Merger Agreement. As a result of the Merger, Diffusion LLC, the surviving company in the Merger, became a wholly owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), each outstanding unit of membership interest of Diffusion LLC (the “Diffusion Units”) was converted into the right to receive 0.3652658 shares of our common stock, as determined pursuant to the Merger Agreement (the “Exchange Ratio”). Also at the Effective Time, the rights of the holders of each outstanding convertible promissory note convertible into Diffusion Units (the “Diffusion Convertible Notes”) to convert such Diffusion Convertible Notes into Diffusion Units was converted into the right to convert such securities into a number of shares of common stock equal to the number of Diffusion Units such Diffusion Convertible Note would be convertible into pursuant to its terms multiplied by the Exchange Ratio. In addition, at the Effective Time and as a result of the Merger, all outstanding options to purchase Diffusion Units were converted into and became options to purchase common stock on terms substantially identical to those in effect prior to the Effective Time, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio.

Immediately following the Merger, the former equity holders of Diffusion LLC owned approximately 84.1% of the Company’s common stock, and the stockholders of RestorGenex immediately prior to the Merger owned approximately 15.9% of the Company’s common stock, in each case, on a fully-diluted basis (subject to certain exceptions and adjustments) and calculated in accordance with the terms of the Merger Agreement. Also in connection with the Merger, the pre-Merger directors and officers of the Company tendered their resignations and the pre-Merger directors and officers of Diffusion LLC were appointed as the new directors and officers of the Company. Following the completion of the Merger, the Company changed its corporate name from “RestorGenex Corporation” to “Diffusion Pharmaceuticals Inc.” and changed the trading symbol of the Company’s common stock from “RESX” to “DFFN.” In November 2016, our common stock was approved for listing on the NASDAQ Capital Market and will continue to trade under the ticker symbol “DFFN.”

For accounting purposes, the Merger is treated as a “reverse acquisition” under generally acceptable accounting principles in the United States (“U.S. GAAP”) and Diffusion LLC is considered the accounting acquirer. Accordingly, Diffusion LLC’s historical results of operations have replaced the Company’s historical results of operations for all periods prior to the Merger.

Reverse Stock Split

On August 17, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-to-10 reverse stock split (the “Reverse Stock Split”) of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock had their holdings rounded up to the next whole share. Proportional adjustments were made to the Company’s outstanding warrants, stock options and other equity securities and to the Company’s 2015 Equity Incentive Plan, as amended, to reflect the Reverse Stock Split, in each case, in accordance with the terms thereof. Unless the context otherwise requires, all share and per share amounts in this annual report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

Private Placement

We are conducting a private placement (the “Private Placement”) of (i) shares of our Series A convertible preferred stock, $0.001 par value per share (the “Series A Convertible Preferred Stock”), each share of Series A Convertible Preferred Stock being convertible into one share of our common stock, subject to adjustment, and (ii) for each share of Series A Convertible Preferred Stock purchased in the Private Placement, a 5-year warrant to purchase one share of common stock (the “Warrant” and collectively with the Series A Convertible Preferred Stock, the “Securities”).

On March 14, 2017, we entered into Subscription Agreements with certain accredited investors and conducted an initial closing of the Private Placement pursuant to which we sold 7,837,023 shares of the Series A Convertible Preferred Stock at a purchase price of $2.02 per share (the “Initial Closing”). In addition, each investor received a Warrant to purchase one share of common stock for each share of Series A Convertible Preferred Stock purchased by such investor in the Private Placement at an exercise price equal to $2.22, subject to adjustment thereunder.

We received total net proceeds of approximately $14.1 million from the Initial Closing, after deducting $1.7 million in placement agent fees and expenses associated with the Initial Closing. We currently intend to use the anticipated proceeds of the Private Placement to fund research and development of TSC, including clinical trial activities, and for general corporate purposes. Pursuant to the Purchase Agreements, we may conduct one or more additional closings until we have sold up to an aggregate of $25.0 million of Securities.

The Securities are being offered and sold in a private placement only to accredited investors pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder. To the extent that any shares of common stock are issued in connection with the conversion of the Series A Convertible Preferred Stock or the exercise of the Warrants, the common stock may not be offered, transferred or sold in the United States absent registration or the availability of an applicable exemption from the registration requirements of the Securities Act. The foregoing description of the Private Placement is neither an offer to sell, nor a solicitation of an offer to buy, any of the Securities and shall not constitute an offer, solicitation or sale in any state or jurisdiction in which such offer, solicitation or sale is unlawful. The Securities offered in the Private Placement have not been registered under the Securities Act or the securities laws of any state, and may not be offered or sold in the United States unless the Securities are registered under the Securities Act and all applicable state securities laws, or an exemption from such registration requirements is available. The Securities are being offered and sold in reliance on exemptions from the registration requirements of the Securities Act and applicable state securities laws.

For a more information on the Initial Closing and a description of the Securities please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2017.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, our intellectual property position, the degree of clinical utility of our products, particularly in specific patient populations, our ability to develop commercial functions, expectations regarding clinical trial data, our results of operations, cash needs, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained or incorporated by reference in this Annual Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained or incorporated by reference in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained or incorporated by reference in this Annual Report, they may not be predictive of results or developments in future periods.

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	our estimates regarding expenses, capital requirements and needs for additional financing;

●	the success and timing of our preclinical studies and clinical trials;

●	our ability to obtain additional financing;

●	the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	recently enacted and future legislation regarding the healthcare system;

●	the success of competing products that are or become available; and

●	the performance of third parties, including contract research organizations and manufacturers.

You should also read carefully the factors described in the “Risk Factors” section of this Annual Report and elsewhere to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward- looking statements contained or incorporated by reference in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

Any forward-looking statements that we make contained or incorporated by reference in this Annual Report speak only as of the date of such statement, and, except as required by applicable law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 1A.	RISK FACTORS

The following are significant factors known to us that could materially harm our business, operating results or financial condition or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report:

Risks Related to Our Financial Needs

We have limited cash resources, have incurred significant losses since our inception and have a history of net losses and negative cash flow from operations.

We are a clinical-stage biotechnology company and, as a result, we have a limited operating history and there is little historical basis upon which to assess how we will respond to competitive or economic challenges or other challenges to our business. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by similarly situated companies.

We have limited cash resources, have generated substantial net losses and negative cash flow from operations since our inception, and we continue to incur significant research, development and other expenses related to our ongoing operations for other product candidates. We expect to incur losses and negative cash flow for the foreseeable future. Our ability to generate sufficient revenues from our other product candidates, if approved, will depend on numerous factors described in the following risk factors. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity.

We currently generate no revenue from the sale of products and may never become profitable.

To date, we have not generated any revenues from our product candidates. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when any of these products will generate revenue for us, if at all. Our ability to generate revenue from our current products or future product candidates also depends on a number of additional factors, including our ability to:

●	successfully complete development activities, including the necessary clinical trials;

●	complete and submit NDAs to the FDA and obtain regulatory approval for indications for which there is a commercial market;

●	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

●	develop a commercial organization capable of sales, marketing and distribution for the products we intend to sell ourselves in the markets in which we have retained commercialization rights; and

●	find suitable distribution partners to help us market, sell and distribute our approved products in other markets.

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

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. We expect our existing cash as of December 31, 2016, together with the proceeds from the Initial Closing of the Private Placement of our Series A Convertible Preferred Stock in March 2017, will enable us to fund our operating expenses and capital expenditure requirements into December of 2017. Even if we raise the maximum amount being offered in the Private Placement, we will require additional capital for the further development and commercialization of our product candidates and may also need to raise additional funds sooner in order to accelerate development of our product candidates. We may also require additional capital to repay our outstanding convertible indebtedness if the holders thereof do not elect to convert such indebtedness into equity prior to maturity.

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

●

seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

●	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of clinical trials for our product candidates and any future product candidates we may in-license;

●	the clinical development plans we establish for these product candidates;

●	the number and characteristics of product candidates that we in-license and develop;

●

the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the effect of competing technological and market developments; and

●	the cost and timing of completion of becoming a commercial organization.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic partnerships and alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

The issuance of shares of Series A Convertible Preferred Stock reduces the relative voting power of holders of common stock, dilutes the ownership of such holders and may adversely affect the market price of our common stock.

In the event of any vote or action by written consent, each holder of shares of Series A Convertible Preferred Stock shall be entitled to that number of votes equal to the whole number of shares of common stock into which the aggregate number of shares of Series A Convertible Preferred Stock held of record by such stockholder are convertible as of the close of business on the record date fixed for such vote or such written consent based on a conversion price, solely for such purpose, equal to the closing price of our common stock on the date such Series A Convertible Preferred Stock was issued. As holders of Series A Convertible Preferred Stock are entitled to vote on an as-converted basis together with holders of common stock on all matters submitted to a vote of the holders of common stock, the issuance of the Series A Convertible Preferred Stock, and the subsequent payment of dividends in shares of common stock, effectively reduces the relative voting power of the current holders of common stock.

We have a history of operating losses and expect to continue to incur losses in the forseeable future, which raises substantial doubt about our ability to continue as a going concern.

As discussed further in footnote 2 of our consolidated financial statements for the year ended December 31, 2016, we have a history of operating losses and expect to continue to incur losses in the forseeable future, which raises substantial doubt regarding our ability to continue as a going concern. We currently have no sources of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Risks Related to Development, Regulatory Approval and Commercialization

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, which include products primarily for the treatment of glioblastoma multiforme, pancreatic cancer and brain metastases.

Our portfolio of product candidates includes TSC, which is a novel small molecule that re-oxygenates hypoxic tissue, enhancing the efficacy of radiation and chemotherapy without harmful side effects poised to enter Phase III clinical development for glioblastoma multiforme. In addition, TSC may have potential applications in pancreatic cancer and brain metastases. The success of our business, including our ability to finance our company and generate any revenue in the future, primarily will depend on the successful development, regulatory approval and commercialization of our product candidates. In the future, we may also become dependent on one or more other product candidates or any future product candidates that we may in-license, acquire or develop.

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

●

delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical research organizations (“CROs”), clinical trial sites and other third-party contractors;

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

We obtained product liability insurance coverage for our clinical trials. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. We will need to increase our product liability coverage if any of our product candidates receive regulatory approval, which will be costly, and we may be unable to obtain this increased product liability insurance on commercially reasonable terms, or at all. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, financial condition, operating results and prospects.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of any partner with which we may collaborate. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which are expected to impact existing government healthcare programs and result in the development of new programs. The Affordable Care Act, among other things, (1) increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to certain individuals enrolled in Medicaid managed care organizations, (2) established annual fees on manufacturers of certain branded prescription drugs and (3) enacted a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

More recently, the Protecting Access to Medicare Act of 2014, signed into law in April 2014, provides for a 0.5% change from 2013 federal payment rates under the Medicare Physician Fee Schedule through 2014 and a 0% update from January 1 until April 1, 2015. Congressional failure to intervene to prevent these changes in payment rates may adversely affect our future revenue and operating results. The 21st Century Cures Act, which the U.S. House of Representatives passed in July 2015 and President Obama signed into law in December 2016, provides a wide range of reforms, such as broadening the types of data required to support drug approval, extending protections from genetic competition, accelerating approval of breakthrough therapies, expanding the orphan drug product program, and clarifying how manufacturers communicate about their products.

Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

It is also uncertain whether there will be any legislation that will replace or amend the Affordable Care Act. In addition, the Trump Administration has and will appoint and employ many new secretaries, directors and the like into positions of authority in the U.S. Federal government dealing with the pharmaceutical and healthcare industries that may potentially have a negative impact on the prices and the regulatory pathways for certain pharmaceuticals and healthcare products developed by the Company. Such changes in the regulatory pathways could adversely affect and or delay the ability of the Company to market and sell its products in the U.S.

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

Recent health care reform legislation has strengthened these laws. For example, the recently enacted Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. It is uncertain whether there will be any legislation that will replace or amend the Affordable Care Act.

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

Our ability to develop our product candidates depends and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the active pharmaceutical ingredients (“APIs”) and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.

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

Our reliance on contract manufacturers and suppliers further exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our products or product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency approval requirements or import inspections, incomplete or inaccurate import documentation or defective packaging. It is also uncertain what impact the election of Donald Trump as President will have on our third-party suppliers in light of his public statements.

Because we currently rely on a sole supplier to manufacture the active pharmaceutical ingredients of certain of our product candidates, any production problems with our supplier could adversely affect us.

We have relied upon supply agreements with third parties for the manufacture and supply of the bulk active pharmaceutical ingredients used in certain of our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon a single source as the sole manufacturer of our supply of APIs for certain of our product candidates. Although we have identified alternate sources for these supplies, it would be time-consuming and costly to qualify these sources. Since we currently obtain our API from this manufacturer on a purchase-order basis, either we or the supplier may terminate our arrangement, without cause, at any time without notice. If our supplier was to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development.

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

Our management, personnel, systems and facilities currently in place are not adequate to support our business plan and future growth. We will need to further expand our scientific, clinical, managerial, operational, financial and other resources to support our planned research, development and commercialization activities, all of which will require additional capital resources.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, clinical, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our Chief Executive Officer, Chief Scientific Officer and our Senior Vice President – Finance, Treasurer and Secretary, certain consultants and members of our Board of Directors who are well known and respected in our industry. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. With the exception of our Chief Executive Officer, Chief Scientific Officer and our Senior Vice President – Finance and Treasurer, each of whom is subject to an employment agreement, we employ our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

If we implement activities to in-license and acquire product candidates and we in-license and acquire commercial-stage products or engage in other strategic transactions, it could impact our liquidity, increase our expenses and present significant distractions to our management.

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

Our near-term operations will be limited primarily to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. From time to time, we may enter into collaboration agreements and license agreements with other companies that include development funding and significant upfront and milestone expenditures and payments, and we expect that amounts earned from or paid pursuant to these agreements will be a significant source of our capital expenditures and an important source of our revenue. Accordingly, our revenue and profitability may depend on development funding and the achievement of development and clinical milestones under potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our Board, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and estimated volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

Our operating results and liquidity could be negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, our operating results and liquidity could be adversely affected by those factors in many ways, including weakening demand for certain of our product candidates and making it more difficult for us to raise funds if necessary, and our stock price may decline. Additionally, although we plan to market our products primarily in the United States, our partners may have extensive global operations, indirectly exposing us to risk.

Our ability to utilize our net operating loss (“NOL”) carryforwards and other deferred tax assets may be limited.

As of December 31, 2016, the Company had NOL carryforwards available to reduce future taxable income, if any, for income tax purposes. If not utilized, the federal and Virginia NOL carryforwards will begin expiring during the year ending December 31, 2034. Under Section 382 of Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that our recent merger, and other transactions that have occurred, triggered an “ownership change” limitation that significantly limited our ability to utilize our NOL carryforwards. We may also experience ownership changes in the future as a result of the ongoing Private Placement and subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and other deferred tax assets to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, similar limitations may apply at the state level and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act (“AIA”) was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

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

In addition, there may be issued patents of third parties that are infringed or are alleged to be infringed by our product candidates or proprietary technologies. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen (18) months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in-licensed issued patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering our product candidates or technology similar to ours. Any such patent application may have priority over our own and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate, in the United States, in an interference proceeding to determine priority of invention.

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

The occurrence of any of the foregoing could adversely affect our business, financial condition, operating results and prospects.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for common stock could be significantly harmed.

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

Risks Related to Ownership of Our Common Stock and Other Securities

The trading volume of our common stock has historically been very low, and recently has been extremely volatile, which may result in decreased periods of liquidity or large, short-term fluctuations in our stock price.

The number of shares of our common stock being traded on a daily basis has historically been very low and recently has been extremely volatile. Since January 8, 2016, the date we completed the Merger, through March 15, 2017, the daily trading volume for our Common Stock ranged from zero shares to 3,535,800 shares (after giving effect to the Reverse Stock Split). The quotation of our common stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists.

Any holder of our common stock wishing to sell his, her or its shares may cause a significant fluctuation in the trading price of our common stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation in our common stock. Such volatility may be the result of broad market and industry factors. In addition to market and industry factors, the price and trading volume for common stock may be highly volatile for factors specific to our own operations, many of which are beyond our control, including those described elsewhere in and incorporated into this annual report on Form 10-K and our other public filings.

We may be at an increased risk of securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We consummated a “reverse merger” with a shell entity in 2008, which may result in certain limitations on the ability of our stockholders to use the Rule 144 safe harbor under the Securities Act, for resales of common stock.

As we are a former shell company due to our “reverse merger” with a shell entity in 2008, the ability of our stockholders to resell shares of Common Stock under Rule 144 may be limited. The use of Rule 144 is one of the most common methods of selling restricted shares. Rule 144(i) pertains to shares issued by a former shell company. Under Rule 144(i), sales of shares may only be made under certain conditions, including that we are current with respect to certain filings required under the federal securities laws. As a result, permission to remove a restrictive legend on shares of Common Stock may be granted under more limited circumstances compared to an issuer that is not a former shell company.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of common stock. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“SOX”), or any required subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2016. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Senior Vice President - Finance our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We incur significant costs as a result of our public company status and devote substantial management time to operating as a public company.

As a public company, we incur significant legal, accounting and other expenses to comply with the reporting requirements of the Exchange Act and applicable requirements of SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and NASDAQ, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, our management and other personnel devote significant time and attention to these public company requirements, which diverts their time attention from operational and other business matters.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for common stock could decrease, which could cause our stock price and trading volume to decline.

Future sales of substantial number of shares of our common stock in the public market or other issuances of our common stock or rights to purchase common stock, including pursuant to equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We need to raise substantial additional funds, through the Private Placement and otherwise, to continue our operations, fund additional clinical trials of our product candidates and potentially commercialize our product candidates. We plan to continue to finance our operations with a combination of equity issuances, debt arrangements and a possible partnership or license of development and/or commercialization rights to our product candidates. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience additional dilution, which may be significant. For example, the Securities sold in the Private Placement are convertible into or exchangeable for shares of our common stock. Furthermore, the Series A Convertible Preferred Stock is entitled to an 8.0% cumulative preferred dividend payable semi-annually in shares of common stock. Therefore, the Private Placement will result in substantial dilution to our stockholders.

In addition, pursuant to our 2015 Equity Incentive Plan, as amended, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. As of March 15, 2017, the number of shares of our common stock we have reserved for issuance under our 2015 Equity Incentive Plan is 356,148, and future option grants and issuances of common stock under our 2015 Equity Incentive Plan will dilute the percentage ownership of our investors and may adversely affect the market price of our common stock.

Further, future sales of a substantial number of shares of common stock or securities convertible into common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and impede our ability to raise future capital. The conversion of the Series A Convertible Preferred Stock or the exercise of the Warrants into common stock would dilute the ownership interest of existing holders of common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Convertible Preferred Stock or the exercise of the Warrants could adversely affect prevailing market prices of our common stock.

Our directors, executive officers and principal stockholders exert significant influence over us and could impede a change of corporate control.

As of March 15, 2017, our directors, executive officers and holders of more than five percent of common stock, together with their affiliates, beneficially owned, in the aggregate, 47% of our outstanding common stock (See “Security Ownership of Certain Beneficial Owners and Management”). As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of common stock by:

●	delaying, deferring or preventing a change of control of us;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Delaware law and provisions in our restated articles of incorporation and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of Common Stock.

The anti-takeover provisions under Delaware corporate law may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with stockholders owning in excess of 15 percent of our outstanding voting stock for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated articles of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

●

provide that only our Board will have the right to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

●	provide that only our Chairman of the Board, our Chief Executive Officer or a majority of our Board will be authorized to call a special meeting of stockholders;

●

authorize the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval, and which may include rights superior to the rights of the holders of common stock;

●	provide that our Board is expressly authorized to make, alter or repeal our bylaws;

●	establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

●	certain priorities, voting rights and other rights of the holders of our Series A Convertible Preferred Stock

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

We have broad discretion in the use of the net proceeds from the Private Placement and may not use them effectively.

On March 14, 2017, we completed the Initial Closing of the Private Placement. We received net proceeds of approximately $14.1 million from the sale, after deducting placement agent fees and expenses. In the future, we may conduct one or more additional closings in the Private Placement for up to aggregate gross proceeds of $25.0 million.

We plan to invest the net proceeds from the Private Placement to fund research and development of our lead product candidate, TSC, including clinical trial activities, and for general corporate purposes. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the market price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from the offering in a manner that does not produce income or that loses value. If we do not invest the net proceeds from the offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause the price of our common stock to decline.

Any adjustments in the conversion price of our Series A Convertible Preferred Stock or the exercise price of our Warrants could have a depressive effect on our stock price and the market for our stock.

If we are required to adjust the conversion price for the Series A Convertible Preferred Stock or the Warrant exercise price pursuant to any of the adjustment provisions of the agreements related to the Private Placement, the adjustment or the perception that an adjustment may be required, may have a depressive effect on both our stock price and the market for common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is located in a leased facility in Charlottesville, Virginia, where we lease approximately 5,000 square feet of office space for approximately $5,500 per month. We lease this space on a month-to-month basis. In 2017, we plan to move into a different location with a similar cost profile, which we believe will be suitable and adequate for our current and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business, which may include employment matters, breach of contract disputes and stockholder litigation. Such actions and proceedings are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, when we have assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we record the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. We disclose a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of the date hereof, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect our consolidated results of operations, financial position or cash flows.

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the Company’s former Chief Executive Officer under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, we filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to our petition to compel arbitration and a motion to stay the action. After a hearing for the petition and motion on April 14, 2015, the Court granted our petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. No arbitration hearing has yet been scheduled. We believe this matter is without merit and we intend to defend the arbitration vigorously. Because this matter is in an early stage, we are unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on our financial position. Depending on the outcome or resolution of this matter, it could have a material effect on our financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock trades publicly on the NASDAQ Capital Market under the symbol “DFFN.” Prior to November 9, 2016, our common stock traded on the OTCQX over-the-counter bulletin board. The following table sets forth the high and low daily sale prices for our Common Stock, as quoted by the NASDAQ Capital Market or the OTCQX, as applicable, for each calendar quarter during 2016 and 2015, after giving effect to the Reverse Stock Split. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2016	High	Low

Fourth Quarter	$7.00	$1.94

Third Quarter	9.25	5.27

Second Quarter	11.50	8.00

First Quarter	17.00	8.50

2015	High	Low

Fourth Quarter	$26.00	$4.00

Third Quarter	17.50	8.00

Second Quarter	30.50	16.50

First Quarter	37.50	23.50

In November 2016 our common stock was approved for listing, and commenced trading, on the NASDAQ Capital Market. Prior to that, our common stock traded on the OTCQX marketplace of the OTC Market Groups. In addition, prior to the Merger, our common stock was quoted on the OTCQX marketplace, under the symbol “RESX.” Effective January 25, 2016, our trading symbol changed to “DFFN.” On August 17, 2016, we implemented the Reverse Stock Split of our common stock on a 1:10 basis.

Number of Record Holders

As of March 15, 2017, there were 466 record holders of our common stock.

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

Recent Sales of Unregistered Equity Securities

During the fourth quarter ended December 31, 2016, we did not issue or sell any Diffusion equity securities without registration under the Securities Act.

Issuer Purchases of Equity Securities

During the fourth quarter ended December 31, 2016, we did not purchase any shares of Diffusion common stock or other Diffusion equity securities.

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

Business Overview

We are a clinical stage biotechnology company focused on extending the life expectancy of cancer patients by improving the effectiveness of current standard-of-care treatments, including radiation therapy and chemotherapy. We are developing our lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate or TSC, for use in the many cancer types in which tumor oxygen deprivation, or hypoxia, is known to diminish the effectiveness of current treatments. TSC is designed to target the cancer’s hypoxic micro-environment, re-oxygenating treatment-resistant tissue and making the cancer cells more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy.

Our lead development programs target TSC against cancers known to be inherently treatment-resistant, including brain cancers and pancreatic cancer. A Phase 1/2 clinical trial of TSC combined with first-line radiation and chemotherapy in patients newly diagnosed with primary brain cancer, glioblastoma, or GBM, was completed in 2015. This trial provided evidence of efficacy and safety in extending overall survival without the addition of toxicity. Based on these results, an End-of-Phase 2 meeting was held with the FDA in August 2015, resulting in agreement on the design of a single 400 patient pivotal Phase 3 registration study which, if successful, would be sufficient to support approval. Discussions with the FDA regarding extension of the TSC development program from first line GBM into first-line pancreatic cancer treatment are currently underway. TSC has been granted Orphan Drug designations for the treatment of GBM and metastatic brain cancer.

In addition to cancer, TSC also has potential applications in other indications involving hypoxia, such as hemorrhagic shock, stroke, peripheral artery disease and neurodegenerative diseases.

On January 8, 2016, we completed the Merger with Diffusion LLC. As a result of the Merger, Diffusion LLC, the surviving company in the Merger, became a wholly-owned subsidiary of the Company. Immediately following the Merger, the former equity holders of Diffusion LLC owned approximately 84.1% of the Company’s common stock, and the stockholders of RestorGenex immediately prior to the Merger owned approximately 15.9% of the Company’s common stock, in each case, on a fully-diluted basis and calculated in accordance with the terms of the Merger Agreement. Also in connection with the Merger, the pre-Merger directors and officers of the Company tendered their resignations and the pre-Merger directors and officers of Diffusion LLC were appointed as the new directors and officers of the Company. Following the completion of the Merger, the Company changed its corporate name from “RestorGenex Corporation” to “Diffusion Pharmaceuticals Inc.” and changed the trading symbol of the Company’s Common Stock from “RESX” to “DFFN.” In November 2016, our common stock was approved for listing on the NASDAQ Capital Market and will continue to trade under the ticker symbol “DFFN”.

For accounting purposes, the Merger is treated as a “reverse acquisition” under U.S. GAAP and Diffusion LLC is considered the accounting acquirer. Accordingly, Diffusion LLC’s historical results of operations replaced the Company’s historical results of operations for all periods prior to the Merger. Unless otherwise stated, all comparisons in this Management’s Discussion and Analysis to prior year periods are to the results of Diffusion Pharmaceuticals LLC for such period on a stand-alone basis.

Recent Development

On March 14, 2017, we entered into Subscription Agreements with certain accredited investors and conducted the Initial Closing of a Private Placement pursuant to which we sold 7,837,023 shares of the Series A Convertible Preferred Stock at a purchase price of $2.02 per share. In addition, each investor received a Warrant to purchase one share of common stock for each share of Series A Convertible Preferred Stock purchased by such investor in the Private Placement at an exercise price equal to $2.22, subject to adjustment thereunder.

We received total net proceeds of approximately $14.1 million from the Initial Closing of the Private Placement, after deducting $1.7 million in placement agent fees and expenses associated with the Private Placement. The Company currently intends to use the proceeds of the Private Placement to fund research and development of TSC, including clinical trial activities, and for general corporate purposes. In the future, we may conduct one or more additional closings in the Private Placement for up to aggregate gross proceeds of $25.0 million.

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

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply Accounting Standards Codification (ASC) 350 “Goodwill and Other Intangible Assets,” which requires testing goodwill for impairment on an annual basis. We assess goodwill for impairment as part of our annual reporting process on October 1 of each year. In between valuations, we conduct additional tests if circumstances indicate a need for testing. We evaluate goodwill on a consolidated basis as we are organized as a single reporting unit. We consider certain triggering events when evaluating whether an interim goodwill impairment analysis is warranted. Among these would be a significant long-term decrease in our market capitalization based on events specific to our operations. There was no impairment to our goodwill during the year ended December 31, 2016.

Intangible Assets

Our sole intangible asset as of December 31, 2016 consists of an in-process research and development (“IPR&D”) intangible asset acquired as part of the Merger. The fair value of the IPR&D assets was determined as of the acquisition date using the cost approach, which establishes a value based on the cost of reproducing or replacing the asset, often referred to as current replacement costs. The cost approach was chosen as we were not able to estimate an income stream attributable to the IPR&D assets given the fact that the related products have only completed limited preclinical and clinical trials and the timeline to commercial viability, if the FDA approval process is successful, is somewhat uncertain and would take a number of years, and the costs would be significant. In August 2016, we abandoned future development efforts for the IPR&D asset associated with our RES-440 product candidate and recorded an impairment charge equal to the acquired value of RES-440. As the development efforts for our remaining RES-529 IPR&D asset continue, based on the facts and circumstances at the time of a future valuation for the purposes of assessing impairment, it is possible that the value for RES-529 could be substantially reduced or eliminated, which could result in a maximum pretax charge to operations equal to the current carrying value of our intangible asset of $8.6 million as of December 31, 2016. We tested the IPR&D intangible asset for impairment on October 1, which is our annual impairment testing date. We consider certain triggering events when evaluating whether an interim IPR&D impairment analysis is warranted. There was no impairment to RES-529 during the year ended December 31, 2016.

Research and development

Research and development costs are expensed as incurred and consist primarily of funds paid to third parties for the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, and regulatory compliance costs. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. Upfront payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered.

Stock-Based Compensation

We account for stock-based compensation based on the grant date fair value of the award. We recognize this cost as an expense over the requisite service period, which is generally the vesting period of the respective award. Forfeitures rates are used in stock-based compensation to adjust the recognized stock-based compensation expense to reflect the expected attrition of employees prior to their full vesting in stock-based compensation awards. We use the Black-Scholes option-pricing model to determine the estimated fair value of stock options. Inputs into the Black-Scholes option-pricing model include: the grant date fair value of our common stock; the option exercise price; the expected term of the option in years; the annualized volatility of the stock; and the risk-free interest rate. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. The inputs that create the most sensitivity in our option valuation are the volatility and expected term.

Given our limited history as a publicly traded company following the Merger in January 2016, we did not have sufficient trading data to calculate volatility based on our own common stock, and the expected volatility was calculated as of each grant date based on a peer group of publicly traded companies. The expected term of the stock options was determined based upon the simplified approach for employees, allowed under SEC Staff Accounting Bulletin No. 110, which assumes that the stock options will be exercised evenly from vesting to expiration. As data associated with future exercises is obtained, the expected term of future grants will be adjusted accordingly. For non-employee awards, we use the remaining contractual term.

Financial Summary

At December 31, 2016, we had cash and cash equivalents balances of $1.6 million. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $18.0 million and $6.7 million for the years ended December 31, 2016 and 2015, respectively. Our accumulated deficit as of December 31, 2016, was $60.2 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will substantially increase as we:

●	complete regulatory and manufacturing activities and commence our planned Phase II and III clinical trials for TSC;

●	continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

●	conduct other preclinical and clinical studies to support the filing of a NDA for TSC with the FDA;

●	maintain, expand and protect our global intellectual property portfolio;

●	hire additional clinical, manufacturing, and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC. We expect that our existing cash as of December 31, 2016, together with the proceeds from the Initial Closing of the Private Placement of our Series A Convertible Preferred Stock in March 2017, will enable us to fund our operating expenses and capital expenditure requirements into December of 2017.

Financial Operations Overview

Revenues

We have not yet generated any revenue from product sales. We do not expect to generate revenue from product sales for the foreseeable future.

Research and Development Expense

Research and development costs include, but are not limited to, third-party contract research arrangements, employee-related expenses, including salaries, benefits, stock-based compensation and travel expense reimbursement, as well as impairment of our in-process research and development assets. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As we advance our product candidates, we expect the amount of research and development costs will continue to increase for the foreseeable future. Research and development costs are charged to expense as incurred.

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

Interest Expense, Net

Interest expense, net for the year ended December 31, 2016 consisted principally of the interest expense recorded in connection with our convertible debt instruments offset by the interest earned from our cash and cash equivalents.

Income Tax Benefit

Since inception, we have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances. Indefinite lived intangibles, such as IPR&D, cannot be utilized for purposes of future realization of deferred tax assets. For the year ended December 31, 2016, we recognized an income tax benefit from the impairment charge related to our abandonment of the future development efforts for the RES-440 IPR&D asset.

Results of Operations for Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth our results of operations for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	Change
Operating expenses:
Research and development	$7,252,241	$3,875,467	$3,376,774
General and administrative	11,094,146	2,522,370	8,571,776
Depreciation	25,342	8,268	17,074
Loss from operations	18,371,729	6,406,105	11,965,624
Interest expense, net	29,686	313,117	(283,431)
Loss from operations before income tax benefit	(18,401,415)	(6,719,222)	(11,682,143)
Income tax benefit	(364,796)	-	(364,796)
Net loss	$(18,036,619)	$(6,719,222)	$(11,317,347)

Research and development expenses were $7.3 million during the year ended December 31, 2016 compared to $3.9 million during the year ended December 31, 2015. This increase was primarily a result of an additional $1.2 million of expenses related to animal toxicology studies as well as an increase of $1.0 million in active product ingredient manufacturing costs. We also incurred an additional $0.5 million in costs related to our TSC pancreatic cancer program and recognized a $1.0 million impairment charge upon our abandonment of future development efforts related to our RES-440 IPR&D asset. Salaries and wages expense and stock compensation expense increased by $0.3 million and $0.4 million, respectively, during the year ended December 31, 2016 compared to the prior year, due to an increase in headcount. The overall increase in research and development expense was offset by a $0.9 million decrease in spend related to GBM trials. We expect that our research and development expenses will increase significantly in future periods compared to prior year periods due to our anticipated efforts to advance the research and development of our technologies and product candidates.

General and administrative expenses were $11.1 million during the year ended December 31, 2016 compared to $2.5 million during the year ended December 31, 2015. The increase was primarily attributable to an increase of $4.1 million in professional fees incurred in connection with preparing to operate as a public company, merger and transaction related fees and fees related to investment bank advisory services. Insurance expense also increased by $0.8 million during the year ended December 31, 2016 compared to the prior year, which was mainly attributable to directors and officer’s insurance. We also recognized a $2.5 million noncash charge upon the settlement of the Schmidt litigation matter during the year ended December 31, 2016. Salaries and wages and stock compensation expense increased by $0.4 million and $0.4 million, respectively, during the year ended December 31, 2016 compared to the prior year due to our increase in headcount.

Interest expense decreased by $0.3 million in 2016 due to the conversion of debt into equity that occurred at the end of 2015 and in early 2016.

During the year ended December 31, 2016, we recognized a tax benefit of $0.4 million in connection with the impairment charge associated with the write down of our RES-440 IPR&D intangible asset.

Liquidity and Capital Resources

Working Capital (Deficit)

The following table summarizes our working capital (deficit) as of December 31, 2016 and 2015:

	December 31,

	2016	2015

Cash and cash equivalents	$1,552,852	$1,997,192

Prepaid expenses, deposits and other assets	50,844	45,921

Total current liabilities	(4,438,422)	(1,471,308)

Working capital (deficit)	$(2,834,726)	$571,805

We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our product candidates.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2016 and 2015:

	December 31,

Net cash (used in) provided by:	2016	2015

Operating activities	$(10,768,265)	$(5,185,328)

Investing activities	8,498,271	2,459,709

Financing activities	1,825,654	2,386,292

Net decrease in cash and cash equivalents	$(444,340)	$(339,327)

Operating Activities

Net cash used in operating activities of $10.8 million during the year ended December 31, 2016 was primarily attributable to our net loss of $18.0 million, offset by $6.0 million of non-cash charges and $1.3 million for the net change in our operating assets and liabilities. Noncash charges primarily consisted of stock-based compensation expense of $1.4 million, the issuance of 148,073 shares of our common stock for advisory services at an estimated fair value of $1.4 million, a $1.0 million impairment charge in connection abandoning our future development efforts of RES-440 IPR&D asset, and $2.5 million noncash litigation settlement charge. The net change in our operating assets and liabilities is primarily attributable to the increase in our accounts payable and accrued expenses due to the timing in processing our payroll and payment to our vendors for professional services and costs associated with our clinical and preclinical activities.

Net cash used in operating activities of $5.2 million during the year ended December 31, 2015 was primarily attributable to our net loss of $6.7 million that was offset by $0.9 million of non-cash charges and $0.6 million for the net change in our operating assets and liabilities. Noncash charges primarily consisted of stock-based compensation and non-cash interest related to our convertible debt.

Investing Activities

Net cash provided by investing activities was $8.5 million during the year ended December 31, 2016 compared to $2.5 million during the year ended December 31, 2015. We acquired $8.5 million as a result of the Merger during the year ended December 31, 2016. During the year ended December 31, 2015, certificates of deposit matured and proceeds of $2.5 million were received.

Financing Activities

Net cash provided by financing activities was $1.8 million during the year ended December 31, 2016 and was primarily attributable to the $1.9 million cash proceeds received in connection with the issuance of 6.0% convertible notes in September 2016. Net cash provided by financing activities was primarily $2.4 million during the year ended December 31, 2015, and was attributable to the issuance of convertible debt.

Capital Requirements

We expect to incur substantial expenses and generate significant operating losses as we pursue our business strategy of developing our lead product candidate, TSC, for use in the treatment of GBM, pancreatic cancer and brain metastases.

To date, we have primarily used equity and debt financings to fund our ongoing business operations and short-term liquidity needs. We expect to continue this practice for the foreseeable future.

In January 2016, we completed the Merger. For accounting purposes, Diffusion LLC is considered the acquiring entity in the Merger and, as a result, we acquired $8.5 million in cash. In September 2016, we issued convertible notes and received cash proceeds of $1.9 million. As of December 31, 2016, we did not have any existing credit facilities under which we could borrow funds.

We expect our existing cash as of December 31, 2016, together with the proceeds from the Initial Closing of the Private Placement of our Series A Convertible Preferred Stock in March 2017, will enable us to fund our operating expenses and capital expenditure requirements into December of 2017. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise any additional capital in the near-term and/or we cannot significantly reduce our expenses and are forced to terminate our operations, investors may experience a complete loss of their investment.

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

Contractual Obligations

As of December 31, 2016, we had the following contractual commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal on Convertible Notes (1)	$2,430,000	$1,880,000	$550,000	$-	$-
Interest on Convertible Notes	152,942	112,800	40,142	-	-
Total	$2,582,942	$1,992,800	$590,142	$-	$-

(1)

The Company issued convertible notes in March of 2011 and September of 2016, bearing interest at 1% and 6%, respectively. The convertible notes mature in September of 2017 and June of 2018, respectively, unless converted earlier into shares of common stock at the holders election or upon certain specified events.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are addressed in Note 3 in the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 7A is not applicable to us as a smaller reporting company and has been omitted.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Diffusion Pharmaceuticals Inc.:

We have audited the consolidated balance sheets of Diffusion Pharmaceuticals Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diffusion Pharmaceuticals Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has limited resources available to fund current research and development activities, and will require substantial additional financing to continue to fund its research and development activities. The conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, on January 8, 2016, the Company completed a merger with RestorGenex Corporation under which a newly formed subsidiary of RestorGenex Corporation merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of RestorGenex Corporation.

/s/ KPMG LLP

McLean, Virginia

March 31, 2017

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,552,852	$1,997,192
Prepaid expenses, deposits and other current assets	50,844	45,921
Total current assets	1,603,696	2,043,113
Property and equipment, net	79,755	51,996
Intangible asset	8,639,000	-
Goodwill	6,929,258	-
Other assets	232,675	181,487
Total assets	$17,484,384	$2,276,596
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of convertible debt	$1,880,000	$424,964
Accounts payable	1,684,158	424,675
Accrued expenses and other current liabilities	874,264	621,669
Total current liabilities	4,438,422	1,471,308
Convertible debt, net of current portion	550,000	818,646
Deferred income taxes	3,279,363	-
Other liabilities	31,915	28,265
Total liabilities	8,299,700	2,318,219
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value:
1,000,000,000 shares authorized; 10,345,637 and 8,118,939 shares issued and outstanding at December 31, 2016 and 2015, respectively	10,346	8,119
Additional paid-in capital	69,363,575	42,102,876
Accumulated deficit	(60,189,237)	(42,152,618)
Total stockholders' equity (deficit)	9,184,684	(41,623)
Total liabilities and stockholders' equity (deficit)	$17,484,384	$2,276,596

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015

Operating expenses:
Research and development	$7,252,241	$3,875,467
General and administrative	11,094,146	2,522,370
Depreciation	25,342	8,268
Loss from operations	18,371,729	6,406,105
Interest expense, net	29,686	313,117
Loss from operations before income tax benefit	(18,401,415)	(6,719,222)
Income tax benefit	(364,796)	-
Net loss	$(18,036,619)	$(6,719,222)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.76)	$(2.56)
Weighted average shares outstanding, basic and diluted	10,232,791	2,619,945

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2015	2,208,953	$2,209	$21,813,635	$(35,433,396)	$(13,617,552)
Issuance of restricted stock	18,412	18	(18)	-	-
Conversion of convertible notes	5,891,574	5,892	19,695,084	-	19,700,976
Stock-based compensation expense	-	-	594,175	-	594,175
Net loss	-	-	-	(6,719,222)	(6,719,222)
Balance at December 31, 2015	8,118,939	8,119	42,102,876	(42,152,618)	(41,623)
Fair value of RestorGenex shares	1,861,503	1,862	19,544,138	-	19,546,000
Estimated fair value of RestorGenex stock options outstanding	-	-	1,321,000	-	1,321,000
Estimated fair value of RestorGenex warrants outstanding	-	-	384,000	-	384,000
Common stock issued for advisory services	148,073	148	1,409,215	-	1,409,363
Conversion of convertible debt	217,122	217	711,278	-	711,495
Settlement of litigation matter upon issuance of convertible debt	-	-	2,500,000	-	2,500,000
Stock-based compensation expense	-	-	1,391,068	-	1,391,068
Net loss	-	-	-	(18,036,619)	(18,036,619)
Balance at December 31, 2016	10,345,637	$10,346	$69,363,575	$(60,189,237)	$9,184,684

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
Operating activities:
Net loss	$(18,036,619)	$(6,719,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,342	8,268
Loss on sale or disposal of assets	6,761	1,127
Stock-based compensation expense	1,391,068	594,175
Common stock issued for advisory services	1,409,363	-
Abandonment of in-process research and development intangible asset	951,000	-
Change in deferred income taxes	(364,796)	-
Settlement of litigation matter	2,500,000	-
Non-cash interest expense	38,446	165,329
Amortization of debt issuance costs and debt discount	-	147,150
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	319,545	(29,739)
Accounts payable, accrued expenses and other liabilities	991,625	647,584
Net cash used in operating activities	(10,768,265)	(5,185,328)

Cash flows provided by investing activities:
Purchases of property and equipment	(2,331)	(40,291)
Maturities of certificates of deposit	-	2,500,000
Cash received in reverse merger transaction	8,500,602	-
Net cash provided by investing activities	8,498,271	2,459,709

Cash flows provided by financing activities:
Proceeds from the issuance of convertible debt	1,880,000	2,401,602
Payment of offering costs	(54,346)	(15,310)
Net cash provided by financing activities	1,825,654	2,386,292

Net decrease in cash and cash equivalents	(444,340)	(339,327)

Cash and cash equivalents at beginning of period	1,997,192	2,336,519
Cash and cash equivalents at end of period	$1,552,852	$1,997,192

Supplemental disclosure of non-cash investing and financing activities:
Offering costs in accounts payable	$126,110	$-
Conversion of convertible notes and related accrued interest into common stock	711,495	19,700,976
Consideration in connection with RestorGenex Corporation merger transaction	21,261,000	-

 See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Diffusion Pharmaceuticals Inc. “Diffusion” or “the Company” is a clinical-stage specialty pharmaceutical company developing new, small-molecule drugs that help regulate the movement of oxygen into tissue by a novel mechanism of action. The Company’s lead product candidate, trans sodium crocetinate (“TSC”), uses this novel mechanism to re-oxygenate the microenvironment of solid cancerous tumors, thereby enhancing tumor cells’ response to conventional treatment without additional side effects. TSC has received orphan drug designation for the treatment of glioblastoma multiforme (“GBM”), and the Company expects to enter a Phase III study in newly diagnosed GBM patients in the next twelve (12) months, assuming the availability of financial resources.

On December 15, 2015, the Company’s predecessor for accounting purposes, Diffusion Pharmaceuticals LLC (“Diffusion LLC”) entered into a definitive merger agreement with the Company, then known as “RestorGenex Corporation” and traded on the over-the-counter stock exchange under the ticker symbol “RESX.” On January 8, 2016 the Company completed the merger with Diffusion LLC under which a newly formed subsidiary of the Company merged with and into Diffusion LLC in an all-stock transaction, with Diffusion LLC surviving as a wholly-owned subsidiary of the Company. Subsequent to the merger, the Company was renamed “Diffusion Pharmaceuticals Inc.” and the Company’s ticker symbol was changed to “DFFN.” On November 9, 2016, the Company’s common stock (“Common Stock”) began trading on the NASDAQ Capital Market.

The merger transaction was accounted for as a reverse acquisition under the acquisition method of accounting. Because Diffusion LLC’s pre-transaction owners held an 84.1% economic and voting interest in the combined company immediately following the closing of the merger, Diffusion LLC is considered to be the acquirer of RestorGenex for accounting purposes (See Note 12). For purposes of these notes and the financial statements they accompany, unless the context otherwise requires, the terms “Diffusion” and “the Company” refer to Old Diffusion, and the term “RestorGenex” refers to the Company, in each case, for the periods prior to the merger transaction.

The Company’s members’ capital at December 31, 2015 has been recast as common stock and additional paid in capital. On August 17, 2016, the Company effected a 1-for-10 reverse split of its common stock. The accompanying consolidated financial statements and these notes give retroactive effect to this reverse stock split.

Each outstanding unit of membership interest of Diffusion LLC (the “Diffusion Units”) was converted into the right to receive 0.3652658 shares of Common Stock (the “Exchange Ratio”). Additionally, the right of holders of $1.1 million outstanding convertible notes of Diffusion LLC to convert such notes into Diffusion Units was converted into the right to convert such notes into a number of shares of Common Stock equal to the number of Diffusion Units into which such note would have been convertible under the original terms of the note multiplied by the Exchange Ratio. In addition, all outstanding options to purchase Diffusion Units were assumed by the Company and the right to exercise converted into 1,495,615 options to purchase Common Stock on terms substantially identical to those in effect prior to the merger transaction, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio.

2. Liquidity

The Company has not generated any revenues from product sales and has funded operations primarily from the proceeds of private placements of its membership units (prior to the Merger) and convertible notes, as well as through the reverse merger. Substantial additional financing will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. The Company received net cash proceeds of approximately $14.1 million from the initial closing of a private placement (the “Private Placement”) of the Company’s Series A convertible preferred stock (the “Series A Convertible Preferred Stock”), after deducting $1.7 million in placement agent fees and expenses. The Company may periodically conduct one or more additional closings in the Private Placement for up to aggregate gross proceeds of $25.0 million.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

Other than as described in Note 17, the Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to: commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates, which raises substantial doubt about the Company’s ability to continue as a going concern. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company expects its existing cash as of December 31, 2016, together with the proceeds from the initial closing of the Private Placement of its Series A Convertible Preferred Stock in March 2017, will enable the Company to fund its operating expenses and capital expenditure requirements into December of 2017.

3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with US GAAP. Any reference in these notes to applicable guidance is meant to refer to US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors, including the current economic environment. Significant items subject to such estimates are assumptions used for purposes of determining stock-based compensation, the fair value of the convertible notes, allocation of the purchase price and accounting for research and development activities. Management believes its estimates to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments. The carrying value of the contingent consideration liability is the estimated fair value of the liability (See Note 15). As of December 31, 2016, and December 31, 2015, the fair value of the Company’s outstanding convertible notes was approximately $2.6 million and $4.8 million, respectively. The fair value of the convertible notes is determined using a binomial lattice model that utilizes certain unobservable inputs that fall within Level 3 of the fair value hierarchy.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with multiple financial institutions, the balances of which frequently exceed federally insured limits.

Cash and Cash Equivalents

The Company considers any highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation and amortization. Costs of renewals and improvements that extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets, which generally range from 2 to 15 years. The Company amortizes leasehold improvements over the shorter of the estimated useful life of the asset or the term of the related lease. Upon retirement or disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.

Long-Lived Assets

Long-lived assets are reviewed for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. The Company does this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If it is determined an impairment exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment of long-lived assets during the years ended December 31, 2016 and 2015, respectively.

Intangible Assets

Intangible assets are comprised of identifiable in-process research and development (IPR&D) assets and are considered indefinite-lived intangible assets and are assessed for impairment annually on October 1 or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off and the Company will record a non-cash impairment loss. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. In August 2016, the Company abandoned the future development efforts with respect to its RES-440 product candidate, and the value of the associated IPR&D asset was written down to zero (See Note 4).

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit.

The Company performs its annual goodwill impairment test on October 1 of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. The Company did not recognize any impairment of goodwill during the year ended December 31, 2016.

Offering Costs

Offering costs consist principally of legal costs incurred through the balance sheet date related to our private placement financing (See Note 17) and are recognized in other assets on the consolidated balance sheet.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

Upfront payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered.

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

 Debt Issuance Costs

Debt issuance costs incurred in connection with financing arrangements are amortized to interest expense over the life of the respective financing arrangement using the effective interest method. Debt issuance costs, net of related amortization, are deducted from the carrying amount of the related debt.

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

The expected term of stock options was estimated using the “simplified method” for employee options as the Company has no historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For options granted to non-employees, the Company uses the remaining contractual life. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Net Loss Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, warrants, stock options and unvested restricted stock that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2016	2015
Convertible debt	757,909	427,108
Common stock warrants	460,721	—
Stock options	2,207,409	1,495,582
Unvested restricted stock awards	9,204	15,341
	3,435,243	1,938,031

Amounts in the table reflect the common stock equivalents of the noted instruments.

 Comprehensive Loss

The Company has no items of comprehensive income or loss other than net loss.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which will reduce diversity in practice on how certain cash receipts and cash payments are classified in the statement of cash flows. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. The ASU should be applied retrospectively and early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company is currently evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard is effective in the first annual period ending after December 15, 2016. The Company adopted this standard as of December 31, 2016 and the adoption of this standard did not have a material impact on our financial statements.

Reclassification

Certain prior period balances have been reclassified to conform with the current period presentation.

4. Acquisitions

Merger with Diffusion Pharmaceuticals LLC

On December 15, 2015, the Company entered into a merger agreement (the “Merger Agreement”) with Diffusion LLC. On January 8, 2016, the Company completed the merger (the “Merger”), with Diffusion LLC surviving as a wholly-owned subsidiary of the Company. Subsequent to the Merger, the Company was renamed “Diffusion Pharmaceuticals Inc.” and the Company’s ticker symbol was changed from “RESX” to “DFFN.” In November 2016, the Company’s Common Stock was approved for listing on the NASDAQ Capital Market and continues to trade under the ticker symbol “DFFN”. The Company and Diffusion LLC entered into the Merger Agreement in an effort to provide improved access to the capital markets in order to obtain the resources necessary to accelerate development of TSC in multiple clinical programs and continue to build an oncology-focused company.

The Merger was accounted for as a reverse acquisition under the acquisition method of accounting. Because Diffusion LLC’s pre-transaction owners held an 84.1% economic and voting interest in the combined company immediately following the completion of the Merger, Diffusion LLC is considered to be the acquirer of the Company for accounting purposes.

Each Diffusion Unit was converted into the right to receive 0.3652658 shares of Common Stock based on the Exchange Ratio. Additionally, the rights of holders of Diffusion LLC’s outstanding convertible notes to convert such notes into Diffusion Units was converted into the right to convert such notes into a number of shares of Common Stock equal to the number of Diffusion Units into which such note would have been convertible under the terms of the note in effect immediately prior to the consummation of the Merger multiplied by the Exchange Ratio. In addition, all outstanding options to purchase Diffusion Units were assumed by the Company and the right to exercise such options for Diffusion Units converted into a right to exercise such options for Common Stock on terms substantially identical to those in effect prior to the Merger transaction, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio.

In connection with the Merger, the Company’s former Board of Directors authorized, declared and effected a distribution of contingent value rights (“CVRs”) to stockholders of the Company as of the close of business on January 7, 2016. Each CVR is a non-transferable right to potentially receive certain cash payments in the event the Company receives net cash payments during the five (5) year period after the Merger as a result of the sale, transfer, license or similar transaction or any other agreement to the extent relating to the development of the Company’s product currently known as RES-440, a “soft” anti-androgen. See below and Note 15 for additional fair value information.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

The purchase consideration in a reverse acquisition is determined with reference to the value of equity that the accounting acquirer, in this case, Diffusion LLC, would have had to issue to the owners of the accounting acquiree, the Company, to give the pre-acquisition equity holders of the Company the same percentage interest in Diffusion LLC that such pre-acquisition equity holders held in the Company immediately following the Merger. The purchase price was calculated as follows:

Fair value of the Company’s pre-Merger shares outstanding	$19,546,000

Estimated fair value of the Company’s pre-Merger stock options outstanding	1,321,000

Estimated fair value of the Company’s pre-Merger warrants outstanding	384,000

CVRs – RES-440 product candidate	10,000

Total purchase price	$21,261,000

The Merger transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The valuation technique utilized to value the IPR&D was the cost approach.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date:

Cash and cash equivalents	$8,500,602

Prepaid expenses and other assets	195,200

Property and equipment	57,531

Intangible assets	9,600,000

Goodwill	6,929,258

Accrued liabilities	(377,432)

Deferred tax liability	(3,644,159)

Net assets acquired	$21,261,000

Qualitative factors supporting the recognition of goodwill due to the Merger include the Company’s anticipated enhanced ability to secure additional capital and gain access to capital market opportunities as a public company and the potential value created by having a more well-rounded clinical development portfolio by adding the earlier stage products acquired in the Merger to the Company’s later state product portfolio. The goodwill is not deductible for income tax purposes. The values allocated to IPR&D intangible assets are $8.6 million for the RES-529 compound and $1.0 million for the RES-440 compound, each with indefinite useful lives. See Note 6 for additional information.

Pro Forma Financial Information (Unaudited)

The following pro forma financial information reflects the consolidated results of operations of the Company as if the Merger had taken place on January 1, 2015. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

	Year ended December 31,

	2016	2015

Net revenues	$—	$—

Net loss	$(16,471,398)	$(17,618,292)

Basic and diluted loss per share	$(1.60)	$(3.89)

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

Non-recurring pro forma transaction costs directly attributable to the Merger were $1.6 million for the year ended December 31, 2016 and have been deducted from the net loss presented above. The costs deducted from the year ended December 31, 2016 period included a success fee and other transaction costs of $1.1 million and approximately 46,000 shares of common stock with a fair market value of $0.5 million paid to a financial advisor upon the closing of the Merger on January 8, 2016. Additionally, RestorGenex incurred approximately $3.0 million in severance costs as a result of resignations of executive officers immediately prior to the Merger and approximately $2.7 million in share based compensation expense as a result of the acceleration of vesting of stock options at the time of Merger. These costs are excluded from the pro forma financial information for the year ended December 31, 2016. The Company excluded an $11.1 million impairment charge incurred by RestorGenex as well as combined transaction costs from Diffusion and RestoGenex in the amount of $1.9 million from the pro forma financial information for the year ended December 31, 2015.

5. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2016	2015
Laboratory equipment	$182,357	$182,357
Furniture and office equipment	137,290	84,668
Total property and equipment	319,647	267,025
Less: accumulated depreciation	(239,892)	(215,029)
Property and equipment, net	$79,755	$51,996

Depreciation expense was approximately $25.0 thousand and $8.0 thousand for the year ended December 31, 2016 and 2015, respectively.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

6. Goodwill and Intangible Assets

The Company completes its annual impairment test on October 1 each year, or more frequently if triggering events indicate a possible impairment. The Company continually evaluates financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test is necessary.

Changes in the carrying amount of goodwill for the period ended December 31, 2016 consisted of the following:

Goodwill
Balance as of December 31, 2015	$—
Goodwill as a result of the Merger	6,929,258
Balance as of December 31, 2016	$6,929,258

Intangible assets consisted of the following:

	Acquisition Date Fair Value	Accumulated Amortization	Impairment Upon Abandonment	Carrying Value at December 31, 2016
RES-529	$8,639,000	$-	$-	$8,639,000
RES-440	961,000	-	(961,000)	$-
Total in-process research and development costs (IPR&D)	$9,600,000	$-	$(961,000)	$8,639,000

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

In August 2016, the Board of Directors determined that RES-440, a “soft” anti-androgen compound for the treatment of acne vulgaris, was outside the Company’s core product focus, and was not a priority. Therefore, future development efforts were abandoned in the third quarter of 2016. In connection with its review of such abandonment, the Company concluded RES-440 was impaired in its entirety and the CVRs were remeasured and determined to have no value as of December 31, 2016. The abandonment resulted in a net impairment charge of $1.0 million and was recorded as a component of research and development expenses within the Company’s consolidated statement of operations for the year ended December 31, 2016. The abandonment also resulted in an income tax benefit of $0.4 million.

7. Other Assets

Other assets consist of the following:

	December 31,
	2016	2015
Offering costs	$180,456	$—
Clinical studies deposits	—	160,400
Other	52,219	21,087
Total	$232,675	$181,487

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2016	2015
Accrued interest payable	$29,359	$14,009
Accrued payroll and payroll related expenses	399,740	56,947
Accrued professional fees	72,855	327,950
Accrued clinical studies expenses	220,978	184,737
Other	151,332	38,026
Total	$874,264	$621,669

9. Convertible Debt

On September 27, 2016, the Company issued and sold convertible promissory notes (“2016 Convertible Notes”) in an aggregate principal amount of $1.9 million. The 2016 Convertible Notes were issued to an investor and certain other parties in connection with the settlement of a litigation matter (See Note 10). The 2016 Convertible Notes have a term of one (1) year and bear interest at a rate of 6.0% per annum with the principal and accrued interest due upon the earlier of the maturity date or conversion date. At any time prior to the maturity date, the holders may elect to convert, in whole or in part, the 2016 Convertible Notes (including any accrued but unpaid interest) into shares of the Company’s common stock at a conversion price of $3.50 per share. In the event of a Change of Control (as defined in the 2016 Convertible Notes), the holders of the 2016 Convertible Notes may declare the aggregate outstanding amount of the 2016 Convertible Notes to be immediately due and payable or may elect to convert the 2016 Convertible Notes and any accrued but unpaid interest as if such conversion took place on the maturity date.

The Company accounted for the issuance of the convertible promissory notes in accordance with ASC 470-10-25 and, at the time of issuance, recorded a litigation settlement expense of $2.5 million which represents the difference between the estimated fair value of the 2016 Convertible Notes issued and the cash received from the noteholders.

From December 2009 through December 2015, the Company issued unsecured convertible promissory notes (the “Old Convertible Notes”) for aggregate gross proceeds of $22.4 million. The Old Convertible Notes bore interest at either 1% or 1.5% per annum, however, all Old Convertible Notes outstanding at December 31, 2016 bear interest at a rate of 1% per annum. The Old Convertible Notes accrue interest beginning on the date of issuance, with the principal and accrued interest due upon the earlier of the maturity date or conversion date. At any time prior to the maturity date, the holders may elect to convert, in whole or in part, the Old Convertible Notes and any related accrued but unpaid interest into common stock of the Company at a price per share equal to the conversion price.

In the event of a Change of Control or a Qualified Financing (each as defined below), the holders of the Old Convertible Notes may declare the aggregate outstanding amount of the Old Convertible Notes to be immediately due and payable or may elect to convert the Convertible Notes and any accrued but unpaid interest as if such conversion took place on the maturity date. A Change of Control is defined as: (i) a merger or consolidation in which the owners immediately prior to the transaction do not own, directly or indirectly, more than 50% of the surviving company; (ii) the acquisition of more than 50% of the Company’s outstanding shares by a single person, entity or group or persons or entities acting in concert or (iii) the sale or transfer of all or substantially all of the assets of the Company. A Qualified Financing is defined as a sale of shares or other transaction that results in gross proceeds to the Company of at least $50.0 million, including proceeds received in connection with the conversion of any Old Convertible Notes. Through the date the financial statements were available to be issued, there have been no Change of Control or Qualified Financing events.

The Company may prepay the Old Convertible Notes, in full or in part, at any time on a pari passu basis. Upon receipt of notice that the Company intends to prepay the Old Convertible Notes, holders will have the option to convert their notes in lieu of payment.

At the effective time of the Merger, $1.1 million in aggregate principal amount of Old Convertible Notes were outstanding and the rights of the holders of each such outstanding Old Convertible Note convertible into Diffusion Units were converted into the right to convert such securities into a number of shares of the Company’s common stock equal to the number of Diffusion Units such Old Convertible Note would be convertible into pursuant to its terms multiplied by the Exchange Ratio.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

The following table provides the details of the Convertible Notes outstanding at December 31, 2016:

Convertible Note Series	Issue Date	Maturity Date	Conversion Price	Interest Rate	Total Principal
2016 Convertible Notes	9/27/2016	9/27/2017	$3.50	6.00%	$1,880,000

Series B Note	3/15/2011	6/30/2018	$2.74	1.00%	550,000

Total principal amount					2,430,000

Less current portion of convertible notes					(1,880,000)

Convertible notes, net of current portion					$550,000

During the year ended December 31, 2016, Old Convertible Notes of $0.7 million and related accrued interest of $16.4 thousand were converted into 217,122 shares of common stock:

The following table provides the details of the Convertible Notes outstanding at December 31, 2015:

Convertible Note Series	Issue Date	Maturity Date	Conversion Price	Interest Rate	Total Principal
B	3/15/2011	6/30/2018	$2.74	1.00%	570,000

C	09/14/12	6/30/2018	$2.74	1.00%	425,000

E	06/30/2014	06/30/2018	$4.11	1.00%	50,000

F	12/04/2015	12/04/2019	$5.48	1.00%	200,000

Total principal amount					1,245,000

Less: unamortized debt issuance costs					(1,390)

Less current portion of convertible notes					(424,964)

Convertible notes, net of current portion					$818,646

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

During the year ended December 31, 2015, Old Convertible Notes of $19.1 million and related accrued interest of $0.6 million were converted into 5,891,574 shares of common stock:

 10. Commitments and Contingencies

Operating Lease

The Company leases office and laboratory facilities in Charlottesville, Virginia under a month-to-month cancelable operating lease. Rent expense related to the operating lease was $66.0 thousand for each of the years ended December 31, 2016 and 2015.

Legal Proceedings

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

On September 21, 2015, David Schmidt, a former member of Diffusion LLC and current stockholder of the Company, filed suit (the “Original Complaint”) in the Circuit Court for Albemarle County, Virginia (Case. No. CL15-791, David G. Schmidt v. Diffusion Pharmaceuticals LLC), which Complaint was amended on April 14, 2016 (the “Amended Complaint”).  The Original Complaint alleged that a breach of contract with respect to Mr. Schmidt’s previously converted convertible note, and requested relief of specific performance requiring Diffusion LLC to issue him additional units, representing the additional number of units he would have received had he converted at the renegotiated conversion price.

On September 27, 2016, the Company, Diffusion LLC, Mr. Schmidt and the other parties thereto entered into a Settlement Agreement (the “Settlement Agreement”) pursuant to which, among other things, (i) Mr. Schmidt and Diffusion each agreed to submit a consent order to the Court dismissing all claims set forth in the Amended Complaint with prejudice and without an admission of liability by any party, (ii) Mr. Schmidt and Diffusion each released, on behalf of such party and its heirs, assigns, representatives, affiliates and agents, all claims and causes of action of any nature against the other party existing as of the date of the Settlement Agreement and (iii) as consideration therefor, the Company agreed to issue and sell, to Mr. Schmidt and the other parties to the Settlement Agreement, the 2016 Convertible Notes in an aggregate principal amount of $1.9 million and are convertible into shares of Common Stock at an initial conversion price of $3.50 per share.

The Company recognized a litigation settlement charge of $2.5 million which represents the difference between the fair value of the 2016 Convertible Notes issued and the cash received from Mr. Schmidt and other parties. The settlement charge was recorded as a component of general and administrative expenses within the Company’s consolidated statement of operations for the year ended December 31, 2016.

11. Stockholder’s Equity

Common Stock

In connection with the Merger (See Note 4) the Company ascribed non-cash consideration of $0.4 million to 478,200 warrants outstanding prior to the Merger. During the year ended December 31, 2016, the Company issued 2,226,698 shares of its Common Stock of which 1,861,503 are shares held by the pre-Merger stockholders of the Company, 45,643 shares were issued for advisory services provided in connection with the Merger, 102,430 shares were issued for general financial advisory services provided to the Company and 217,122 shares were issued pursuant to conversions of convertible debt as discussed in Note 9. The Company did not purchase or retire any shares of its common stock.

Warrants

During the year ended December 31, 2016, the Company did not grant any warrants to purchase shares of its common stock and no warrants were exercised. During the year ended December 31, 2016, warrants to purchase an aggregate of 17,479 shares of common stock expired unexercised.

Warrants to purchase an aggregate of 460,721 shares of the Company’s common stock were outstanding and exercisable as of December 31, 2016, with per share exercise prices ranging from $20.00 to $750.00 and a weighted average exercise price of $54.27 per share.

 12. Stock-Based Compensation

Upon consummation of the Merger, all outstanding options to purchase Diffusion Units were converted into stock options to purchase the Company’s common stock on terms substantially identical to those in effect prior to the reverse merger, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio. At the time of the Merger, there were 301,156 stock options that were exercisable for shares of the Company’s common stock at a weighted average exercise price of $40.13 per share.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

2015 Equity Plan

The 2015 Equity Plan, as amended in July 2016, currently allows for the issuance of up to a maximum of 500,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, not including shares subject to awards assumed in connection with certain transactions, including the Merger. As of December 31, 2016, there were 40,507 shares of common stock available for future issuance under the 2015 Equity Plan. In addition, beginning on January 1, 2017, on each January 1st through the term of the plan, up to 4.0% of the total shares of the Company’s common stock outstanding as of December 31st will be added to the plan reserve, unless a lesser amount is stipulated by the Compensation Committee of the Company’s Board of Directors. On January 1, 2017, the maximum number of shares of the 2015 Equity Plan increased by 413,825 shares, or 4.0% of the total shares of the Company’s common stock outstanding at December 31, 2016.

 The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the periods indicated:

	Year ended December 31,
	2016	2015

Research and development	$674,643	$309,579

General and administrative	716,425	284,596

Total stock-based compensation expense	$1,391,068	$594,175

The following table summarizes the activity related to all stock option grants to employees and non-employees for the year ended December 31, 2016:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value(A)
Balance at January 1, 2016	1,495,615	$3.92

RestorGenex options outstanding	301,156	40.13

Cancelled	(48,190)	61.30

Granted	458,828	6.25

Outstanding at December 31, 2016	2,207,409	$8.09	7.8	$94,599

Exercisable at December 31, 2016	1,446,121	$9.36	7.0	$94,599

Vested and expected to vest at December 31, 2016	2,203,011	$8.09	7.8	$94,599

(A)	The difference, if positive, between the stock option’s exercise price and the closing price of the Company’s common stock at December 31, 2016.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

Generally, the options have a ten (10) year contractual term and vest in equal monthly installments over three (3) years. In August 2016, the Company granted an option to purchase 204,907 shares of Common Stock to a director in connection with the director’s appointment to the board of directors. The options will vest in equal quarterly installments over ten (10) years and any options exercised are restricted from being sold until August 2021.

Non-employee Stock Options

Non-employee options are remeasured to fair value each period through operations using a Black-Scholes option-pricing model until the options vest. There were no stock options granted to non-employees during the year ended December 31, 2016. Key assumptions used to estimate the fair value of the non-employee stock options granted during the year ended December 31, 2015 included risk-free interest rates of 1.9% to 2.4%, an expected volatility of 125.8% to 127.4%, no expected dividend yield and an expected term equal to the remaining contractual option term. The total fair value of non-employee stock options vested during the years ended December 31, 2016 and 2015 was $0.8 million and $0.2 million, respectively. The weighted average stock price used to determine the fair value of non-employee stock options that vested during the years ended December 31, 2016 and 2015 was $8.27 and $1.90, respectively. At December 31, 2016, there was $75.0 thousand of unrecognized compensation cost related to 42,963 unvested stock options and subject to re-measurement until vested. The total unrecognized compensation expense will be recognized as expense over a weighted-average period of 1.0 year.

Employee Stock Options

The weighted average grant date fair value of stock option awards granted to employees was $5.55 and $2.25 during the year ended December 31, 2016 and 2015, respectively. The total fair value of options vested during the years ended December 31, 2016 and 2015 were $0.6 million and $0.3 million, respectively. No options were exercised during any of the periods presented. At December 31, 2016, there was $2.9 million of unrecognized compensation cost related to unvested options that will be recognized as expense over a weighted-average period of 6.02 years.

The grant date fair value of employee stock options is determined using the Black-Scholes model. The following assumptions were used during the years ended December 31, 2016 and 2015:

	2016			2015
Expected term (in years)	5.76	-	7.48		5.76
Risk-free interest rate	1.2%	-	2.0%	2.1%	-	2.3%
Expected volatility	106.8%	-	125.5%	125.6%	-	125.8%
Dividend yield		0%			0%

Restricted Stock Awards

As of December 31, 2016, there were 9,198 unvested shares of restricted stock. During the year ended December 31, 2016, 6,140 shares vested. The fair value as of the respective vesting dates of the restricted stock awards was $12.0 thousand and $6.0 thousand for 2016 and 2015, respectively. The grant date fair value of each restricted stock award granted during the year ended December 31, 2015 was $1.97. There were no restricted stock awards granted in 2016. At December 31, 2016, there was $18.0 thousand of unrecognized compensation cost related to unvested restricted stock that will be recognized as expense over a weighted average period of 1.5 years.

13. Defined Contribution Retirement Plan

The Company has established a 401(k) defined contribution plan (the 401(k) Plan) that covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. The Company made matching contributions under the 401(k) Plan of $28.0 thousand and $10.0 thousand for the years ended December 31, 2016 and 2015, respectively.

14.  Income Taxes

Prior to the Merger, the Company was treated as a partnership for federal income tax purposes.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.  A deferred tax liability of $3.6 million was recorded for the basis differences associated with indefinite-lived in-process R&D assets. In August 2016, the Company abandoned future development efforts for the IPR&D asset associated with RES-440 and recorded an impairment charge of $1.0 million which is equal to its acquired value. Upon recognizing the impairment, the Company recognized an income tax benefit of $0.4 million and reduced the carrying value of the related deferred tax liability as of December 31, 2016 (See Note 4).

Significant components of the Company's deferred tax assets for federal income taxes as of December 31, 2016 consisted of the following:

Deferred tax assets	December 31, 2016
Net operating loss carryforwards	$7,547,296

Stock option compensation	2,720,186

Orphan Drug credits	1,218,069

Capitalized start-up costs and other	4,690,843

Valuation allowance	(16,176,394)

Net deferred tax asset	$—

Deferred tax liabilities

Intangible assets	(3,279,363)

Net deferred tax liability	$(3,279,363)

The changes in the valuation allowance that occurred during 2016 were as follows:

Valuation allowance at beginning of year	$—

Changes recorded to income tax provision	5,017,047

Changes recorded in purchase accounting	11,159,347

Valuation allowance at end of year	$16,176,394

The Company does not have unrecognized tax benefits as of December 31, 2016. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes at December 31, 2016 of approximately:

Combined NOL Carryforwards:	December 31, 2016

Federal	$19,842,612

State	$20,222,492

Upon completion of the Merger, the Company acquired the net operating losses for federal and state income tax purposes which RestorGenex has incurred since inception. The Tax Reform Act of 1986 (the “Act”) provides for limitation on the use of net operating loss following certain ownership changes (as defined in the Act) that could limit the Company’s ability to utilize these carryforwards. The Company experienced an ownership change as a result of the Merger.

The net operating loss carryforwards begin expiring in 2034 for federal income tax purposes and for state income tax purposes. In January 2016, the number of outstanding shares of RestorGenex common stock increased in connection with the Merger discussed in note 4. This increase in the number of shares outstanding resulted in a change of ownership, under the provisions of Internal Revenue Code Section 382 and similar state provisions, and limits the Company’s ability to utilize these net operating loss carryforwards to offset future income. The amounts above reflect the amount of NOLs that the Company expects to be able to utilize as a result of the limitation. The Company recorded a 100% valuation allowance of the deferred tax assets as of December 31, 2016, because of the uncertainty of their realization.

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements as of December 31, 2016 is as follows:

Rate reconciliation:	December 31, 2016
Federal tax benefit at statutory rate	(34.0	) %

State tax, net of Federal benefit	(2.3)

Litigation settlement charge	4.6

Acquisition costs	2.8

Orphan drug credit	(4.4)

Change in valuation allowance	27.2

Stock compensation	4.2

Other	(0.1)

Total provision	(2.0	) %

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s 2013 to 2015 tax years remain open and subject to examination.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

15.     Fair Value Measurements

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2016

	(Level 1)	(Level 2)	(Level 3)
Assets

Cash and cash equivalents	$1,552,852	$—	$—

Liabilities

Contingent value rights distribution	$—	$—	$—

	December 31, 2015

	(Level 1)	(Level 2)	(Level 3)
Assets

Cash and cash equivalents	$1,997,192	$—	$—

Liabilities

Contingent value rights distribution	$—	$—	$—

Contingent Value Rights Distribution

Each CVR represents a non-transferable right (subject to certain limited exceptions) to potentially receive certain cash payments, not to exceed $50.0 million in the aggregate, in the event the Company receives net cash payments during the five (5) year period after the Merger as a result of the sale, transfer, license or similar transaction relating to RES-440. Any option or warrant holder of the Company as of the record date for the CVRs would, at the time of exercise, be entitled to receive one CVR for each share of the Company’s common stock issued upon the future exercise of the option or warrant, which would entitle the holder to a pro rata portion of any CVR payments made after the date of exercise.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

In connection with the abandonment of the RES-440 IPR&D asset (See Note 4), the Company remeasured the value of each CVR and as of December 31, 2016, determined the CVRs have no value.

The reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Contingent Value Rights Distribution
Issued in connection with the Merger transaction	$10,000

Change in fair value upon abandonment of RES-440	(10,000)

Balance at December 31, 2016	$—

16. Related Party Transactions

The Company’s Director of Information Technologies is also the son of the Chief Executive Officer and he has held that position since December 2014.

17. Subsequent Events

The Company is conducting the Private Placement of (i) shares of its Series A Convertible Preferred Stock, each share of Series A Convertible Preferred Stock being convertible into one share of its common stock, subject to adjustment, and (ii) for each share of Series A Convertible Preferred Stock purchased in the Private Placement, a 5-year warrant to purchase one share of common stock (the “Warrant” and collectively with the Series A Convertible Preferred Stock, the “Securities”).

On March 14, 2017, the Company entered into Subscription Agreements with certain accredited investors and conducted an initial closing of the Private Placement pursuant to which the Company sold 7,837,023 shares of the Series A Convertible Preferred Stock at a purchase price of $2.02 per share (the “Initial Closing”). In addition, each investor received a Warrant to purchase one share of common stock for each share of Series A Convertible Preferred Stock purchased by such investor in the Private Placement at an exercise price of $2.22, subject to adjustment thereunder.

The Company received net cash proceeds of approximately $14.1 million from the Initial Closing, after deducting $1.7 million in placement agent fees and expenses associated with the Initial Closing. The Company may periodically conduct one or more additional closings up to aggregate gross proceeds of $25.0 million.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Based on the evaluation of our Chief Executive Officer and Senior Vice President, Finance for the period ended December 31, 2016, management concluded that our internal controls over financial reporting were operating effectively.

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

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders (“Proxy Statement”) or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2017	DIFFUSION PHARMACEUTICALS INC.
	By:	/s/ David G. Kalergis David G. Kalergis Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date
/s/ David G. Kalergis	Chairman of the Board and Chief Executive Officer	March 31, 2017
David G. Kalergis	(Principal Executive Officer)

/s/ Ben Shealy	Senior Vice President, Finance	March 31, 2017
Ben Shealy	(Principal Financial and Accounting Officer)

/s/ John L. Gainer, Ph.D.	Director	March 31, 2017
John L. Gainer, Ph.D.

/s/ Isaac Blech	Vice Chairman	March 31, 2017
Isaac Blech

/s/ Robert Adams	Director	March 31, 2017
Robert Adams

/s/ Mark T. Giles	Director	March 31, 2017
Mark T. Giles

/s/ Alan Levin	Director	March 31, 2017
Alan Levin

DIFFUSION PHARMACEUTICALS INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Exhibit No.	Description	Method of Filing
2.1	Plan of Conversion, dated June 18, 2015	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on June 18, 2015

2.2	Agreement and Plan of Merger dated as of December 15, 2015 among the Company, Arco Merger Sub, LLC and Diffusion Pharmaceuticals LLC *	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on December 15, 2015

3.1	Certificate of Incorporation of Diffusion Pharmaceuticals Inc., as amended	Filed herewith

3.2	Bylaws of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Exhibit 3.4 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2017

3.5	Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on June 18, 2015	Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on June 18, 2015

4.1	Form of Diffusion Pharmaceuticals Inc. Convertible Note Agreement	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 3, 2016

4.2	Form of Diffusion Pharmaceuticals LLC Convertible Note Agreement	Incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015

4.3	Form of Warrant issued to Investors in the 2017 Private Placement by Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on March 15, 2017

4.4	Form of Warrant issued to Investors in the 2014 Private Placement by the Company	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on April 29, 2014

4.5	Warrant, dated October 21, 2014, issued by the Company to Isaac Blech	Incorporated by reference to Exhibit 4.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014

4.6	Warrant, dated April 29, 2014, issued by the Company to Sol J. Barer, Ph.D.	Incorporated by reference to Exhibit 4.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014

4.7	Form of Registration Rights Agreement entered into by and among the Company and Investors in the 2014 Private Placement	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on April 29, 2014

4.8	Registration Rights Agreement dated November 18, 2013 between the Company and Certain Holders	Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on November 22, 2013

10.1	Employment Agreement, dated as of September 6, 2016, by and between David G. Kalergis and Diffusion Pharmaceuticals Inc.**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on September 8, 2016

10.2	Employment Agreement, dated as of October 12, 2016, by and between Ben L. Shealy and Diffusion Pharmaceuticals Inc.**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on October 13, 2016

10.3	Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K as filed on June 18, 2015

10.4	Amendment No. 1 to Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Appendix B to the registrant’s definitive proxy statement on Schedule 14A filed on June 10, 2016

10.5	Form of Diffusion Pharmaceuticals Inc. Stock Option Award Agreement**	Filed herewith

10.6	Form of Diffusion Pharmaceuticals LLC Stock Option Award Agreement**	Incorporated by reference to Exhibit 10.22 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015

10.7	Form of 2015 Incentive Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on June 18, 2015

10.8	Form of 2015 Non-Statutory Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on June 18, 2015

10.9	Form of Stock Option Agreement between the Company and certain former Executive Officers**	Incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014

10.10	Form of Stock Option Agreement between the Company and certain former Directors**	Incorporated by reference to Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014

10.11	Form of Indemnification Agreement between Diffusion Pharmaceuticals Inc. and each of its Directors and Officers**	Incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015

10.12	Resignation Agreement, dated April 30, 2015, between the Company and Yael Schwartz, Ph.D.**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 1, 2015

10.13	Placement Agency Agreement, dated January 27, 2017, by and between Diffusion Pharmaceuticals Inc. and Maxim Merchant Capital, a division of Maxim Group LLC	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 15, 2017

10.14	Form of 2017 Private Placement Subscription Agreement	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 15, 2017

10.15	Settlement Agreement, dated September 27, 2016, by and among Diffusion Pharmaceuticals Inc., Diffusion Pharmaceuticals LLC, David Schmidt and the other parties thereto	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 3, 2016

10.16	Contingent Value Rights Agreement, dated as of January 8, 2016, by and between Diffusion Pharmaceuticals Inc. and Computershare, Inc., as Rights Agent	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 8, 2016

10.17	Amendment to the Placement Agency Agreement, dated March 14, 2017, by and between Diffusion Pharmaceuticals Inc. and Maxim Merchant Capital, advisor of Maxim Group LLC	Filed herewith

21.1	Subsidiaries of Diffusion Pharmaceuticals Inc.	Filed herewith

23.1	Consent of KPMG LLP, independent registered public accounting firm	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from the registrant’s annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

Filed herewith
*

All exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

**	A management contract or compensatory plan or arrangement.