Form 10-K/A
period 2016-12-31
Diffusion Pharmaceuticals Inc.
filed 2017-04-28
CIK 1053691

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTES

Amendment No.1

This Amendment No. 1 to Form 10-K (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Diffusion Pharmaceuticals Inc., a Delaware corporation (the “Company”) for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (the “Original Filing”). This Amendment No. 1 is being filed to provide the information required by Items 10 through 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement involving the election of directors if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment No.1 to include Part III information in our Form 10-K because we will not file our definitive proxy statement containing this information before that date.

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

PART III

Item 10.              Directors, Executive Officers and Corporate Governance

Directors

The table below sets forth, as of April 17, 2017, certain information that has been furnished to us by each current director on the Company’s board of directors (the “Board”)

Name	Age	Director Since
David G. Kalergis	68	2016

Isaac Blech	67	2016

John L. Gainer, Ph.D.	78	2016

Robert Adams (1)	67	2016

Mark T. Giles (1)	62	2016

Alan Levin (1)	55	2016

(1)         Current member of the Audit, Compensation and Nominating and Corporate Governance Committees.

The paragraphs below provide information about each current director, including all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly held companies of which he currently serves as a director or served as a director during the past five years. We believe that all of our director nominees display personal and professional integrity; satisfactory levels of education and/or business experience; broad-based business acumen; an appropriate level of understanding of our business and its industry and other industries relevant to our business; the ability and willingness to devote adequate time to the work of the Board and its committees; a fit of skills and personality with those of our other directors that helps build a board of directors that is effective, collegial and responsive to the needs of our company; strategic thinking and a willingness to share ideas; a diversity of experiences, expertise and background; and the ability to represent the interests of all of our stockholders. The information presented below regarding each director also sets forth specific experience, qualifications, attributes and skills that led the Board to the conclusion that he or she should serve as a director in light of our business and structure.

David G. Kalergis – Mr. Kalergis has served as our Chairman of the Board and Chief Executive Officer since the completion of the Merger. Mr. Kalergis, along with Dr. Gainer, is the Company’s co-founder and has served as a director of Diffusion LLC since its inception in 2001 and as its Chief Executive Officer since 2004. Prior to joining the Diffusion LLC, Mr. Kalergis held positions with the University of Virginia, as the general counsel and director of business development for Pharmaceutical Research Associates, Inc., a pharmaceutical contract research organization, as an intelligence analyst for the U.S. Government and with the law firm Dewey, Ballantine, Bushby, Palmer & Wood, practicing in the areas of corporate finance, public offerings and mergers and acquisitions. In addition, from July 1998 until May 2012, Mr. Kalergis served on the board of directors and audit committee of Virginia National Bank. Mr. Kalergis received a B.A. in psychology, as well as an M.B.A. and J.D., from the University of Virginia, and is a graduate of the Harvard Business School’s Leadership and Strategy in the Pharmaceutical and Biotechnology Industry program.

The Board believes Mr. Kalergis’ perspective and experience as the Chief Executive Officer and a director of Diffusion, as well as his depth of operating and senior management experience in our industry and educational background, provide him with the qualifications to serve as a director.

Isaac Blech – Mr. Blech has served as a director since August 2016. Mr. Blech is a biotechnology entrepreneur and investor. Mr. Blech’s current roles include serving as vice chairman of the board of directors of Edge Therapeutics, Inc., a clinical-stage biotechnology company, founder and director of Cerecor, Inc., a CNS company, director of ContraFect Corporation, an infectious disease company, director of Aevi Genomic Medicine (previously Medgenics, Inc.), a biotechnology company, and vice chairman of InspireMD, a stent company. He is vice chairman of the boards of directors of Centrexion Corporation, a private company which is developing new modalities of pain control, Regenovation, Inc., a private company developing new ways to regenerate human tissue, X4 Pharmaceuticals, a private cancer immunology company, Sapience Therapeutics, a private oncology company, Aridis Pharmaceuticals, a private company with a product to treat pneumonia, WaveGuide Corporation, a private company developing the world’s smallest NMR machine, Alveo, a private company developing a hand held diagnostic device to replace PC, X-VAX Technology, Inc., a private vaccine company whose initial product is a preventative vaccine for Herpes 1 and Herpes 2, SpendSmart Networks, Inc., a private electronic rewards company, and root9B Technologies, a private cyber security company. Mr. Blech earned a B.A. degree from Baruch College in 1975. Mr. Blech was previously a member of the board of directors of the Company prior to the Merger.

The Board believes Mr. Blech’s broad and substantial experience as a founder, director and major investor in numerous biotechnology companies, provide him with the qualifications to serve as a director.

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

The Board believes Dr. Gainer’s perspective and experience as a director and officer of Diffusion, as well as the depth and breadth of his scientific knowledge, provide him with the qualifications to serve as a director.

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

The Board believes Mr. Adams’ perspective and experience as a director of Diffusion, as well as the depth and breadth of his intellectual property experience, provide him with the qualifications to serve as a director.

Mark T. Giles – Mr. Giles has served as a director since the completion of the Merger in January 2016 and as a director of Diffusion LLC since 2008. Since July 2007, Mr. Giles has been the sole managing member of Panda Holdings, LLC, which engages in the investment and management of private capital. Prior to joining Panda Holdings, Mr. Giles served as the Chief Executive Officer of Virginia National Bank from July 1998 until June 2007 and thereafter continued to serve as the non-executive Chairman until December 2011. Prior to joining Virginia National Bank, Mr. Giles also served as the president of two publicly traded bank holding companies and subsidiary banks in Texas and practiced law with the banking group of a Houston law firm. He chairs the board of Expedition Trust Company and is a director of Door to Door Organics, Inc. Mr. Giles received a B.S. from the McIntire School of Commerce at the University of Virginia and a J.D. from the University of Virginia School of Law.

The Board believes Mr. Giles’ perspective and experience as a director of Diffusion, as well as the depth and breadth of his business and legal experience, provide him with the qualifications to serve as a director.

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

The Board believes that the combination of Mr. Levin’s perspective and experience as a director of Diffusion; his experience in financial reporting, treasury and corporate finance (including his prior positions as chief financial officer of Endo and Pfizer, Inc.); and his executive-level experience in the pharmaceutical industry all provide him with the qualifications and skills to serve as a director.

Executive Officers

The table below sets forth, as of April 17, 2017, certain information concerning our executive officers. Biographical information for Mr. Kalergis and Dr. Gainer is included above under the heading, “—Directors.”

Name	Age	Position with Diffusion
David G. Kalergis	68	Chairman and Chief Executive Officer
John L. Gainer, Ph.D	78	Chief Scientific Officer
Ben L. Shealy	59	Senior Vice President – Finance, Treasurer and Secretary
Thomas Byrne	60	General Counsel

Ben L. Shealy – Mr. Shealy serves as our Senior Vice President – Finance, Treasurer and Secretary. Mr. Shealy was appointed Senior Vice President – Finance, Treasurer and Secretary in connection with the completion of the Merger. Mr. Shealy has served as Diffusion LLC’s Senior Vice President – Finance and Treasurer, since December 2015, and prior to that had served as Diffusion LLC’s Chief Financial Officer since 2004. Prior to joining Diffusion LLC, Mr. Shealy spent more than 20 years in the financial management industry focusing on private and public corporate financings, including serving as the Vice President of REBAR Inc. and positions with Donaldson, Lufkin & Jenrette, Prudential-Bache Capital Funding and the John Hancock Derivatives Group. Mr. Shealy received a B.S. in accounting from San Jose State University, an M.B.A. in finance from Columbia University and is a CFA Charter holder.

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

To our knowledge, based on a review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 31, 2016, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act, for our directors, executive officers and beneficial owners of greater than 10 percent of our common stock were filed on a timely basis during the year ended December 31, 2016, except for the following: on January 13, 2016, Mr. Kalergis filed a Form 4 for a transaction that occurred on January 8, 2016; on February 19, 2016, Mr. Gilliam filed a Form 3 for a transaction that occurred on January 8, 2016; on May 20, 2016, each of Dr. Gainer and Messrs. Kalergis, Shealy and Byrne filed a Form 4 for transactions that occurred on May 16, 2016; on August 30, 2016 and September 16, 2016, Mr. Blech filed a Form 3 and a Form 4, respectively, for transactions that occurred on August 11, 2016 and August 31, 2016, respectively; and on December 13, 2016, each of Dr. Gainer and Messrs. Kalergis, Shealy, Levin, Giles and Adams filed a Form 4 for transactions that occurred on December 8, 2016.

The Board, Its Committees and Corporate Governance

Our common stock is currently listed for quotation on the NASDAQ Capital Market under the symbol “DFFN.” As required by the Listing Rules of The NASDAQ Stock Market, the Board has adopted certain governance standards, including its standard of independence.

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines, a copy of which can be found on the Investor Relations—Corporate Governance section of our corporate website at www.diffusionpharma.com. Among the topics addressed in our Corporate Governance Guidelines are:

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

●                  Communication with directors

●                  Director attendance at annual meetings of stockholders; and

●                  Change of principal occupation and board memberships.

Director Independence

The Board has determined that four of our six current directors — Isaac Blech, Robert Adams, Mark T. Giles and Alan Levin — are “independent directors” under the Listing Rules of The NASDAQ Stock Market. The Listing Rules of The NASDAQ Stock Market provide a non-exclusive list of persons who are not considered independent. For example, under these rules, a director who is, or during the past three years was, employed by Diffusion or by any parent or subsidiary of Diffusion, other than prior employment as an interim chairman or Chief Executive Officer, would not be considered independent. No director qualifies as independent unless the Board affirmatively determines that the director does not have a material relationship with the listed company that would interfere with the exercise of independent judgment. In making an affirmative determination that a director is an “independent director,” the Board reviewed and discussed information provided by these individuals and by us with regard to each of their business and personal activities as they may relate to us and our management. Mr. Kalergis and Dr. Gainer are not considered independent due to their executive officer positions with the Company.

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

Currently, David G. Kalergis serves as both the Chairman of the Board and as our Chief Executive Officer. The Board believes that it is currently in the best interests of the Company's stockholders to combine these offices as it promotes information flow between management and the Board, effective decision making and an alignment of corporate strategy. However, the Board strongly endorses the concept of an independent director being in a position of leadership for the rest of the outside directors.  Under our Corporate Governance Guidelines, if at any time the Chief Executive Officer and Chairman of the Board positions are held by the same person, the Board, upon recommendation of the Nominating and Corporate Governance Committee, will elect an independent director as a lead independent director. Mark T. Giles currently serves as our lead independent director. In addition, Isaac Blech, also an independent director, serves as the Vice Chairman of the Board.

Executive Sessions

At each regular meeting of the Board, our independent directors meet in executive session with no company management present during a portion of the meeting. Mr. Giles as our lead independent director presides over these executive sessions and serves as a liaison between the independent directors and our Chief Executive Officer.

Board Meetings and Attendance

The Board held 11 meetings during 2016. Each of the directors on the Board during 2016 attended 75 percent or more of the aggregate meetings of the Board and all committees on which he served for the period during 2016 in which he served as a director. In addition, the Company's directors are expected to attend annual meetings of stockholders, and all of the Company's directors who were serving as directors at the time of the 2016 annual meeting attended the 2016 annual meeting of stockholders or participated telephonically.

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

Meetings. The Audit Committee met 8 times during 2016.

Processes and Procedures for Complaints. The Audit Committee has established procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters, and the submission by our employees, on a confidential and anonymous basis, of concerns regarding questionable accounting or auditing matters. Our personnel with such concerns are encouraged to discuss their concerns with their supervisor first, who in turn will be responsible for informing our Chief Executive Officer of any concerns raised. If an employee prefers not to discuss a particular matter with his or her own supervisor, the employee may instead discuss such matter with our Chief Executive Officer. If an individual prefers not to discuss a matter with the Chief Executive Officer or if the Chief Executive Officer is unavailable and the matter is urgent, the individual is encouraged to contact the Chair of the Audit Committee, Alan Levin.

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

Meetings. The Compensation Committee met 16 times during 2016.

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

The Compensation Committee has retained the services of Radford to provide advice with respect to executive compensation. Radford was engaged directly by the Compensation Committee in 2016 and did not advise our management and only worked with management with the express permission of the Compensation Committee. Radford did not provide any services to our company in 2016 other than those for which it was retained by the Compensation Committee. Radford’s engagement by the Compensation Committee includes reviewing and advising on all significant aspects of executive compensation. This includes base salaries, short-term cash incentives and long-term equity incentives for our executives, and cash compensation and long-term equity incentives for our non-employee directors. In so doing, at the request of the Compensation Committee, Radford recommended a peer group of companies, collected relevant market data from these companies to allow the Compensation Committee to compare elements of our executive compensation program to those of our peers and made other recommendations to the Compensation Committee regarding certain aspects of our executive compensation program. In making decisions regarding the form and amount of compensation to be paid to our executives, the Compensation Committee considers the information gathered by, and the recommendations of, Radford.

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

In making decisions regarding compensation to be paid to our non-employee directors, the Board considers the recommendations of Radford, but also other factors, such as its own views as to the form and amount of compensation to be paid, the current and anticipated time demands placed on non-employee directors and other factors that may be relevant.

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

Meetings. The Nominating and Corporate Governance Committee met 6 times during 2016.

Director Nominations Process

In selecting nominees for the Board, the Nominating and Corporate Governance Committee first determines whether the incumbent directors are qualified to serve, and wish to continue to serve, on the Board. The Nominating and Corporate Governance Committee believes that our company and stockholders benefit from the continued service of qualified incumbent directors because those directors have familiarity with and insight into our company’s affairs that they have accumulated during their tenure with Diffusion. Appropriate continuity of Board membership also contributes to the Board’s ability to work as a collective body. Accordingly, it is the practice of the Nominating and Corporate Governance Committee, in general, to re-nominate an incumbent director at the upcoming annual meeting of stockholders if the director wishes to continue his or her service with the Board, the director continues to satisfy the Nominating and Corporate Governance Committee’s criteria for membership on the Board, the Nominating and Corporate Governance Committee believes the director continues to make important contributions to the Board and there are no special, countervailing considerations against re-nomination of the director.

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

There are no formal requirements or minimum qualifications that a candidate must meet in order for the Nominating and Corporate Governance Committee to recommend the candidate to the Board. The Nominating and Corporate Governance Committee believes that each nominee should be evaluated based on his or her merits as an individual, taking into account the needs of the Company and the Board. However, in evaluating candidates, there are a number of criteria that the Nominating and Corporate Governance Committee generally views as relevant and is likely to consider. Some of these factors include:

●	whether the candidate is an “independent director” under applicable independence tests under the federal securities laws and rules and regulations of the SEC;

●	whether the candidate is “financially sophisticated” and otherwise meets the requirements for serving as a member of an audit committee;

●	whether the candidate is an “audit committee financial expert” under the rules and regulations of the SEC;

●	the needs of the Company with respect to the particular talents and experience of our directors;

●	the personal and professional integrity and reputation of the candidate;

●	the candidate’s level of education and business experience;

●	the candidate’s business acumen;

●	the candidate’s level of understanding of our business and industry and other industries relevant to our business;

●	the candidate’s ability and willingness to devote adequate time to the work of the Board and its committees;

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

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics applies to all of our directors, executive officers and other employees, and meets the requirements of the SEC. A copy of our Code of Business Conduct and Ethics will be available on the Investor Relations—Corporate Governance—Code of Business Conduct and Ethics section of our corporate website at www.diffusionpharma.com.

Process Regarding Stockholder Communications with Board of Directors

Stockholders may communicate with the Board or any one particular director by sending correspondence, addressed to our Secretary, Diffusion Pharmaceuticals Inc., 2020 Avon Court, Suite 4, Charlottesville, Virginia 22902, with an instruction to forward the communication to the Board or one or more particular directors. Our Secretary will forward promptly all such stockholder communications to the Board of Directors or the one or more particular directors, with the exception of any advertisements, solicitations for periodical or other subscriptions and other similar communications.

COMMITTEE REPORTS

Audit Committee Report

This report is furnished by the Audit Committee of the Board with respect to our financial statements for the year ended December 31, 2016.

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

In performing its oversight role, the Audit Committee has reviewed and discussed our audited financial statements for the year ended December 31, 2016 with our management. Management represented to the Audit Committee that our financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee has discussed with KPMG, our independent registered public accounting firm for the year ended December 31, 2016, the matters required to be discussed under Public Company Accounting Oversight Board standards. The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board regarding communications with audit committees concerning independence. The Audit Committee has discussed with KPMG its independence and concluded that the independent registered public accounting firm is independent from our company and our management.

Based on the review and discussions of the Audit Committee described above, the Audit Committee recommended to the Board that our audited financial statements for the year ended December 31, 2016 be included in our annual report on Form 10-K for the year ended December 31, 2016 for filing with the Securities and Exchange Commission.

This report is dated as of April 17, 2017.

Audit Committee
Alan Levin, Chair
Robert Adams
Mark T. Giles

Item 11.         Executive Compensation

Merger with Diffusion Pharmaceuticals LLC

Effective immediately prior to the Effective Time of the Merger with Diffusion Pharmaceuticals LLC on January 8, 2016, the Company’s board of directors accepted the resignations of Stephen M. Simes as Chief Executive Officer, Phillip B. Donenberg as Chief Financial Officer and Secretary, and Mark A. Weinberg, M.D. as Senior Vice President, Clinical Development (collectively, the “Pre-Merger Officers”). Following the completion of the Merger, David G. Kalergis, John L. Gainer and Ben L. Shealy were appointed as the Company’s Chief Executive Officer, Chief Scientific Officer and Senior Vice President – Finance, Treasurer and Secretary, respectively. As a result, the following discussion of executive compensation relates to the compensation of our current named executive officers, Mr. Kalergis, Dr. Gainer and Mr. Shealy, for the year ended December 31, 2016 and, in accordance with and to the extent required by Item 402 of Regulation S-K promulgated under the Exchange Act, the compensation of the Pre-Merger Officers for the years ended December 31, 2016 and December 31, 2015.

Summary Compensation Table

The table below provides summary compensation information concerning all compensation awarded to the individuals that served as our named executive officers during the years ended December 31, 2016 and December 31, 2015 (as applicable).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Option Awards (1)	All Other Compensation(2)	Total
David G. Kalergis	2016	$244,144		$0	$410,240	$96,000	$750,384
Chief Executive Officer

John L. Gainer, Ph.D.	2016	$191,740		$0	$146,209	$82,615	$420,564
Chief Scientific Officer

Ben L. Shealy	2016	$152,225		$0	$107,892	$62,359	$322,476
Senior Vice President – Finance, Treasurer & Secretary

Stephen M. Simes	2016	$9,316	(3)	$0	$0	$1,401,076	$1,410,392
Former Chief Executive Officer	2015	$425,000		$0	$0	$8,571	$433,571

Phillip B. Donenberg(4)	2016	$7,343	(3)	$0	$0	$1,192,883	$1,200,226
Former Chief Financial Officer	2015	$335,000		$0	$0	6,732	341,732

Mark A. Weinberg, M.D.	2016	$7,825	(3)	$0	$0	$535,500	$543,325
Former Senior Vice President, Clinical Development	2015	$357,000		$0	$0	$1,787	$358,787

________________________

(1)

The amounts shown in this column reflect the grant date fair value of option awards granted during the applicable year, calculated in accordance with the provisions of ASC Topic 718 and determined without regard to forfeitures. See the assumptions used in the Black‑Scholes model in the notes to the audited financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2016.

(2)

Represents annual cash incentive bonus paid to Messrs. Kalergis, Gainer and Shealy in March 2017 for service in 2016 in the amount of $96,000, $79,000 and $58,000, respectively. The amounts reported in this column for Mr. Shealy and Dr. Gainer also represent 401(k) Plan matching contributions by the Company for the applicable year. The amounts reported in this column for Messrs. Simes and Donenberg and Dr. Weinberg represent the total non-equity severance benefits paid or payable to them ($1,360,000, $971,500 and $535,500, respectively) as a result of their respective terminations of employment in connection with the Merger and monthly COBRA premium reimbursements, as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” In addition, the amount reported in this column for Mr. Donenberg includes the consulting fees he received during 2016 ($208,923) pursuant to his consulting agreement with Diffusion LLC.

(3)	The amounts reported represent salaries earned by Messrs. Simes, Donenberg and Weinberg from January 1 to January 8, 2016 prior to the consummation of the Merger based on their employment agreements.

(4)

Mr. Donenberg served as the Chief Financial Officer of the Company prior to the consummation of the Merger. The compensation noted in the table above is comprised of Mr. Donenberg’s severance as described below under the heading “—Post-Termination Severance and Change in Control Arrangements—Pre-Merger Officers” as well as fees paid to Mr. Donenberg pursuant to his consulting agreement with the Company as described below under the heading “—Employment Agreements.”

Employment Agreements

David G. Kalergis, Chief Executive Officer. Effective September 6, 2016, we entered into an employment agreement with Mr. Kalergis pursuant to which he serves as our Chief Executive Officer. The employment agreement has an indefinite term. Mr. Kalergis is entitled to an annual base salary of $410,000, subject to increase at the discretion of the Board. Mr. Kalergis has the opportunity to earn a target annual bonus of 45 percent of his base salary. The Board may, in its discretion, pay a portion of Mr. Kalergis’ annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Mr. Kalergis’ entire base salary and annual bonus will be paid in cash. For 2016, the cash portion of Mr. Kalergis’ base salary was $214,000. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition and non-solicitation provisions (each applicable during employment and for 24 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

John L. Gainer, Chief Scientific Officer. Effective October 18, 2016, we entered into an employment agreement with Dr. Gainer pursuant to which he serves as our Chief Scientific Officer. The employment agreement has an indefinite term. Dr. Gainer is entitled to an annual base salary of $340,000, subject to increase at the discretion of the Board. Dr. Gainer has the opportunity to earn a target annual bonus of 35 percent of his base salary. The Board may, in its discretion, pay a portion of Dr. Gainer’s annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Dr. Gainer’s entire base salary and annual bonus will be paid in cash. For 2016, the cash portion of Dr. Gainer’s base salary was $180,705. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition and non-solicitation provisions (each applicable during employment and for 18 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

Ben L. Shealy, Senior Vice President – Finance, Treasurer and Secretary. Effective October 12, 2016, we entered into an employment agreement with Mr. Shealy pursuant to which he serves as our Senior Vice President – Finance, Treasurer and Secretary. The employment agreement has an indefinite term. Mr. Shealy is entitled to an annual base salary of $231,000, subject to increase at the discretion of the Board. Mr. Shealy has the opportunity to earn a target annual bonus of 25 percent of his base salary. The Board may, in its discretion, pay a portion of Mr. Shealy’s annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Mr. Shealy’s entire base salary and annual bonus will be paid in cash. For 2016, the cash portion of Mr. Shealy’s base salary was $145,000. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition and non-solicitation provisions (each applicable during employment and for 18 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

Phillip B. Donenberg, Former Chief Financial Officer. On January 8, 2016 we entered into a consulting agreement with Phillip B. Donenberg pursuant to which Mr. Donenberg served as an SEC compliance and financial adviser to the Company. Mr. Donenberg served as a consultant from January 8, 2016 to August 2016 and received $175 per hour for his services and $14,935 for reimbursement of certain expenses. Under the consulting agreement, Mr. Donenberg was not entitled to participate in any employee benefit plan, program or arrangement sponsored by the Company, but was subject to our standard employee restrictive covenants. Mr. Donenberg was entitled to COBRA premium reimbursement pursuant to his previously terminated employment agreement as described in the Summary Compensation Table above. During the year ended December 31, 2016, we paid Mr. Donenberg approximately $208,923 under the consulting agreement.

Other Compensatory Arrangements

The Compensation Committee administers the Company’s 2015 Equity Incentive Plan, as amended, in which our named executive officers participate, the bonus payments made to our named executive officers provided for in the employment agreements discussed above under the heading”—Employment Agreements” and any other compensation-related matters as they otherwise determine in their discretion. The shares underlying the option grants made in 2016 to the named executive officers vest in equal parts each month until fully vested on the third anniversary of the grant date.

Indemnification Agreements

We have entered into agreements with each of our former and current named executive officers named in this Amendment No. 1 under which we are required to indemnify them against expenses, judgments, penalties, fines, settlements and other amounts actually and reasonably incurred, including expenses of a derivative action, in connection with an actual or threatened proceeding if any of them may be made a party because he or she is or was one of our executive officers. We will be obligated to pay these amounts only if the executive officer acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests.  With respect to any criminal proceeding, we will be obligated to pay these amounts only if the executive officer had no reasonable cause to believe his or her conduct was unlawful. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification.

Outstanding Equity Awards at Fiscal Year End

The table below provides information regarding unexercised stock option awards held by each of our named executive officers that remained outstanding at December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested(1)	Option Exercise Price ($)	Option Expiration Date
David G. Kalergis	5/17/2012	29,587	0	$2.10	5/17/2022
	10/9/2012	9,132	0	$2.10	10/9/2022
	10/9/2012	27,395	0	$2.10	10/9/2022
	10/5/2013	12,785	0	$3.40	10/5/2023
	10/5/2013	18,264	0	$6.10	10/5/2023
	12/1/2014	12,181	6,083	$4.10	12/1/2024
	12/1/2014	8,529	4,256	$4.10	12/1/2024
	10/30/2015	14,210	22,317	$5.40	10/30/2025
	10/30/2015	12,904	20,256	$5.40	10/30/2025
	5/16/2016	3,974	16,443	$9.60	5/16/2026
	12/8/2016	2,917	102,083	$2.74	12/8/2026

John L. Gainer, Ph.D.	5/17/2012	22,649	0	$2.10	5/17/2022
	10/9/2012	9,132	0	$2.10	10/9/2022
	10/9/2012	18,264	0	$2.10	10/9/2022
	10/5/2013	9,132	0	$3.40	10/5/2023
	10/5/2013	18,264	0	$6.10	10/5/2023
	12/1/2014	12,181	6,083	$4.10	12/1/2024
	12/1/2014	7,310	3,648	$4.10	12/1/2024
	10/30/2015	14,210	22,317	$5.40	10/30/2025
	10/30/2015	8,526	13,390	$5.40	10/30/2025
	5/16/2016	1,624	6,710	$9.60	5/16/2026
	12/8/2016	944	33,056	$2.74	12/8/2026

Ben L. Shealy	5/17/2012	42,006	0	$2.10	5/17/2022
	10/9/2012	20,090	0	$2.10	10/9/2022
	10/5/2013	9,132	0	$3.40	10/5/2023
	12/1/2014	7,310	3,648	$4.10	12/1/2024
	10/30/2015	9,240	14,503	$5.40	10/30/2025
	5/16/2016	1,743	7,216	$9.60	5/16/2026
	12/8/2016	444	15,556	$2.74	12/8/2026

Stephen M. Simes	5/5/2014	50,000	0	$25.00	5/5/2024
	7/24/2014	54,298	0	$39.20	7/24/2024

Phillip B. Donenberg	5/27/2014	25,000	0	$40.00	5/27/2024
	7/24/2014	27,148	0	$39.20	7/24/2024

Mark A. Weinberg, M.D.	8/4/2014	52,148	0	$39.20	8/4/2024

________________________

(1)	The unvested shares underlying the option grants are scheduled to vest in equal parts each month over the 36 month period following the grant date.

401(k) Retirement Plan

We maintain the Diffusion Pharmaceuticals Inc. 401(k) plan pursuant to which all eligible employees are entitled to make pre-tax and after-tax contributions of their compensation. In addition, the Company makes discretionary matching contributions at the rate of 100% for contributions up to 3% of the participant’s eligible compensation and 50% for any additional contributions up to 5% of the participant’s eligible compensation. The matching contributions received by our named executive officers in 2015 and 2016 are reported in the “All Other Compensation” column of the Summary Compensation Table above.

Post-Termination Severance and Change in Control Arrangements

Current Named Executive Officers

As described under the heading “—Employment Agreements,” we have entered into employment agreements with each of Messrs. Kalergis and Shealy and Dr. Gainer that provide for certain severance and change of control benefits, subject to the execution and non-revocation of a release of claims by the executive or his estate (as applicable). Under Mr. Kalergis’ employment agreement, if his employment is terminated by us other than for “cause,” death or “disability,” or by Mr. Kalergis for “good reason” (as such terms are defined in the employment agreement), Mr. Kalergis will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, continuation of base salary for 12 months, plus 12 months of COBRA premium reimbursement, provided that if such termination occurs within 60 days before or within 24 months following a “change of control” (as defined in the employment agreement), then Mr. Kalergis will be entitled to receive the same severance benefits as provided above, except that he will receive (a) a payment equal to two times the sum of his base salary and the higher of his target annual bonus opportunity and the bonus payment he received for the year immediately preceding the year in which the termination occurred instead of 12 months of base salary continuation, and (b) a payment equal to 36 times the monthly COBRA premium for him and his eligible dependents instead of 12 months of COBRA reimbursements (the payments in clauses (a) and (b) are paid in a lump sum in some cases and partly in a lump sum and partly in installments over 12 months in other cases). In addition, if Mr. Kalergis’ employment is terminated by us without cause or by Mr. Kalergis for good reason, in either case, upon or within 24 months following a change of control, then Mr. Kalergis will be entitled to full vesting of all equity awards received by him from us (with any equity awards that are subject to the satisfaction of performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 24 months following the termination date (but in no event beyond the expiration date of the applicable option or stock appreciation right)).

Under the employment agreements for Mr. Shealy and Dr. Gainer, in the event that the executive’s employment is terminated by us other than for “cause”, death or "disability” or upon his resignation for “good reason” (as such terms are defined in the applicable employment agreement), the executive will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, continuation of base salary for 9 months, plus 12 months of COBRA premium reimbursement, provided that if such termination occurs within 60 days before or within 24 months following a “change of control” (as defined in the applicable employment agreement), then the executive will be entitled to receive the same severance benefits as provided above, except that he will receive (a) a payment equal to 1.5 times the sum of his base salary and the higher of his target annual bonus opportunity and the bonus payment he received for the year immediately preceding the year in which the termination occurred instead of 9 months of base salary continuation and (b) a payment equal to 18 times the monthly COBRA premium for the executive and his eligible dependents instead of 12 months of COBRA reimbursements (the payments in clauses (a) and (b) are paid in a lump sum in some cases and in installments over 9 or 12 months in other cases). In addition, if the executive’s employment is terminated by the Company without cause or by the executive for good reason, in either case, upon or within 24 months following a change of control, then the executive will be entitled to full vesting of all equity awards received by the executive from us (with any equity awards that are subject to the satisfaction of performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 24 months following the termination date (but in no event beyond the expiration date of the applicable option or stock appreciation right)).

Under the employment agreements for each of Messrs. Kalergis and Shealy and Dr. Gainer, in the event that the executive’s employment is terminated due to his death or disability, he (or his estate) will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, 12 months of COBRA premium reimbursement and accelerated vesting of (a) all equity awards received in payment of base salary or an annual bonus and (b) with respect to any other equity award, the greater of the portion of the unvested equity award that would have become vested within 12 months after the termination date had no termination occurred and the portion of the unvested equity award that is subject to accelerated vesting (if any) upon such termination under the applicable equity plan or award agreement (with performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 12 months following the termination date or, if longer, such period as provided under the applicable equity plan or award agreement (but in no event beyond the expiration date of the applicable option or stock appreciation right)).

Further, under the terms of the stock option agreements with our executives, upon a completion of a “change of control” (as defined in the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan), options held by our executives will become immediately vested and remain exercisable through their expiration date regardless of whether the holder remains in the employment or service of the Company. Alternatively, in connection with a change of control, the Compensation Committee may, in its sole discretion, cash out the options.

Pre-Merger Officers

Pursuant to their employment agreements, upon the termination of their employment in connection with the Merger, each of Messrs. Simes and Donenberg received 24 months of base salary, plus two times the executive’s target annual bonus, and Dr. Weinberg received 18 months of base salary. In addition, each of these three executives were entitled to up to 18 months of COBRA premium reimbursement. Pursuant to their employment agreements, each of these executives are subject to certain confidentiality and assignment of inventions provisions. Furthermore, under the terms of their stock option agreements, options held by these executives became immediately vested in connection with the Merger and remain exercisable through their applicable expiration date. The total severance amounts paid to each of Messrs. Simes and Donenberg and Dr. Weinberg upon their termination of employment in connection with the Merger are reported in the Summary Compensation Table above.

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

The principal elements of our director compensation program for 2016 included:

●	cash compensation in the form of annual cash retainers; and

●	long-term equity-based incentive compensation, in the form of stock options.

We do not compensate our employee directors, Mr. Kalergis and Dr. Gainer, separately for serving on the Board. In addition, pursuant to the option agreement between the Company and Mr. Blech described below, Mr. Blech also does not receive the long-term incentive compensation and annual retainers otherwise payable to our non-employee directors.

Cash Compensation

The non-employee members of the Board were entitled to the following cash retainers for services in 2016:

Description	Annual Cash Retainer
Board Member	$32,500
Lead Independent Director of the Board	$3,000
Audit Committee Chair	$15,000
Compensation Committee Chair	$10,000
Nominating and Corporate Governance Committee Chair	$7,000
Audit Committee Member (other than Chair)	$6,000
Compensation Committee Member (other than Chair)	$5,000
Nominating and Corporate Governance Committee Member (other than Chair)	$3,000

The annual cash retainers are paid on a quarterly basis in arrears at the end of each calendar quarter. For example, the retainers paid at the end of the first calendar quarter are for the period from January 1 through March 31. The Compensation Committee has also reserved the right to make all or a portion of such payments in the form of equity rather than cash under certain conditions. During the fiscal year 2016, all retainers were paid in options to purchase shares of our common stock. The shares underlying such option grants are scheduled to vest in equal parts each month over the 36 month period following the grant date.

Long-Term Equity-Based Incentive Compensation

In addition to cash compensation, our non-employee directors receive long-term equity-based incentive compensation in the form of options to purchase shares of our common stock. Upon a non-employee director’s initial appointment to the Board, he or she shall receive a stock option award valued at $100,000 vesting in equal annual installments over three years. In addition, each non-employee director receives annually a stock option award valued at $50,000 vesting in equal monthly installments over three years (unless otherwise provided by the Compensation Committee). All such options have a ten-year term and an exercise price equal to the fair market value of our common stock on the grant date.

See the Director Compensation Table under the heading “—Summary Director Compensation Table for Fiscal 2016” for a summary of all options granted to our non-employee directors during the year ended December 31, 2016. See note 3 to the Director Compensation Table under the heading “—Summary Director Compensation Table for Fiscal 2016” for a summary of all options to purchase shares of our common stock held by our non-employee directors as of December 31, 2016.

Blech Option Agreement

In connection with his appointment to the Board on August 11, 2016 and in lieu of the compensation otherwise payable to our non-employee directors as described above, Mr. Blech was granted on August 31, 2016 a one-time stock option grant to purchase 204,907 shares of our common stock, which shares shall vest in equal quarterly installments over 10 years beginning September 30, 2016 (the “Blech Option Grant”). Mr. Blech generally has agreed not to sell any of the shares issuable upon exercise of the Blech Option Grant until August 11, 2021.

Indemnification Agreements

We have entered into agreements with each of the members of the Board under which we are required to indemnify them against expenses, judgments, penalties, fines, settlements and other amounts actually and reasonably incurred, including expenses of a derivative action, in connection with an actual or threatened proceeding if any of them may be made a party because he or she is or was one of our directors. We will be obligated to pay these amounts only if the director acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests. With respect to any criminal proceeding, we will be obligated to pay these amounts only if the director had no reasonable cause to believe his or her conduct was unlawful. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification.

Summary Director Compensation Table for Fiscal 2016

The table below provides summary information concerning the compensation of each individual who served as a director of the Company during the year ended December 31, 2016, other than David G. Kalergis, our Chief Executive Officer, and John L. Gainer, Ph.D., our Chief Scientific Officer.

DIRECTOR COMPENSATION

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Isaac Blech	$0	$1,640,603	$0	$1,640,603
Mark T. Giles	$0	$76,263	$0	$76,263
Alan Levin	$0	$76,263	$0	$76,263
Robert Adams	$0	$76,263	$0	$76,263

________________________

(1)

Sol J. Barer, Ph.D., Rex Bright and Nelson K. Stacks served as non-employee directors on the Board prior to the consummation of the Merger on January 8, 2016 but did not receive any compensation during 2016 for such service.

(2)

The amounts shown in this column reflect the grant date fair value of option awards granted during 2016, calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), determined without regard to forfeitures. See the assumptions used in the Black‑Scholes model in the notes to the audited financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2016. The amount includes both long-term equity-based incentive compensation and option grants in lieu of cash retainers as described above under “—Cash Compensation.”

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	557,677	$5.58	356,148
Equity compensation plans not approved by security holders	1,746,455	$8.56	0
Total	2,304,132	$7.84	356,148

Security Ownership of Certain Beneficial Owners and Management

Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Exchange Act) of our outstanding common stock and Series A convertible preferred stock (the “Series A Preferred Stock”) as of April 17, 2017 for (i) each person who beneficially owns 5% or more of the shares of common stock or Series A Preferred Stock then outstanding; (ii) each of our current directors and nominees; (iii) each of our current named executive officers (as defined in Item 402(a)(3) of Regulation S-K under the Exchange Act); and (iv) all of our current directors and executive officers as a group.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options, the Series A Preferred Stock, our convertible debt instruments or warrants that are exercisable or convertible within 60 days of April 17, 2017 are deemed outstanding for the purpose of computing the beneficial ownership percentage of the holder thereof, but are not deemed outstanding for the purpose of computing the beneficial ownership percentage of any other person. Ownership is based upon information provided by each respective director and officer, Forms 4, Schedules 13D and 13G and other public documents filed with the SEC for some of the stockholders.

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

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Common Stock Beneficial Ownership Percentage (2)	Percentage of Total Voting Power(2)(3)
Greater than 5% Holders
Richard Baxter Gilliam (4)	1,424,836	13.8%	7.4%
Ally Bridge Group Capital Partners II L.P. (5)	1,133,281	9.9%	2.8%
MTG Investment Holdings, LLC (6)	802,689	7.8%	4.2%
Michael S. & Ellen A. Geismar	552,414	5.3%	2.9%
Current Directors and Executive Officers
David G. Kalergis (7)	286,458	2.7%	*
John L. Gainer, Ph.D. (8)	506,686	4.8%	1.9%
Ben L. Shealy (9)	95,491	*	*
Thomas Byrne (10)	260,544	2.5%	*
Mark T. Giles (6)(11)	878,679	8.4%	4.2%
Alan Levin (12)	61,805	*	*
Robert Adams (13)	134,298	1.3%	*
Isaac Blech (14)	90,503	*	*
All current directors and executive officers as a group (eight persons) (15)	2,314,464	20.9%	8.1%

*Indicates less than 1%.

(1)

Represents shares of common stock and shares of restricted stock held as of April 17, 2017 plus shares of common stock that may be acquired upon conversion of preferred shares or debt or exercise of options, warrants and other rights exercisable within sixty (60) days of April 17, 2017.

(2)

Based on 10,345,637 shares of common stock that were issued and outstanding as of April 17, 2017. The percentage ownership and voting power for each person (or all directors and executive officers as a group) is calculated by assuming the exercise or conversion of all options, warrants and convertible securities (including the Series A Preferred Stock) exercisable or convertible within sixty (60) days of April 17, 2017 held by such person and the non-exercise and non-conversion of all outstanding warrants, options and convertible securities (including the Series A Preferred Stock) held by all other persons (including our other directors and executive officers).

(3)

Based on an effective number of aggregate votes entitled to be cast of 19,289,032 and the number of shares of common stock and Series A Preferred Stock issued, outstanding and held by the holder as of April 17, 2017. On April 17, 2017, 10,345,637 shares of common stock and 12,376,329 shares of Series A Preferred Stock that were issued and outstanding as of April 17, 2017. In accordance with the Certificate of Designation, shares of Series A Preferred Stock issued in the initial closing of the Series A private placement on March 14, 2017 are entitled to 0.84874 votes per share and shares of Series A Preferred Stock issued in the final closing of the Series A private placement on March 31, 2017 are entitled to 0.50627 votes per share entitling the holders of shares of the Series A Preferred Stock to 8,943,395 votes in the aggregate.

(4)

Based solely on the Form 3 filed with the Securities and Exchange Commission by Mr. Gilliam on February 19, 2016. Consists of (a) 1,268,798 shares of common stock held by Mr. Gilliam directly and (b) 156,038 shares of common stock held by Westwood Tall Oaks LLC. Mr. Gilliam is a manager of Westwood Tall Oaks LLC.

(5)

Shares beneficially owned is based solely on the Schedule 13G/A filed with the SEC on April 6, 2017 by Ally Bridge Group Capital Partners II, L.P. (“Ally Bridge”). The address of Ally Bridge is Unit 3002-3004, 30th Floor, Gloucester Tower, The Landmark, 15 Queen’s Road Central, Hong Kong.

(6)

Mark T. Giles, one of our directors, is the sole member of MTG Investment Holdings, LLC and may be deemed to be the beneficial owner of such securities. Mr. Giles disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(7)

Consists of (a) 68,670 shares of common stock held directly by Mr. Kalergis directly, (b) 7,388 shares of common stock held by Mr. Kalergis’ wife, (c) 38,252 shares of common stock held jointly with Mr. Kalergis’ wife, and (d) 172,148 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2017.

(8)

Consists of (a) 372,572 shares of common stock held by the John L. Gainer Declaration of Trust dated February 19, 2008 and (b) 134,114 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2017. Dr. Gainer is a trustee of the revocable trust, and, as such, may be deemed to share beneficial ownership of such shares. Dr. Gainer expressly disclaims beneficial ownership of any such shares except to the extent of his pecuniary interest therein.

(9)	Consists of shares of common stock issuable upon the exercise of options exercisable within 60 days of January 3, 2016.
(10)	Consists of (a) 139,187 shares of common stock held by Mr. Byrne directly and (b) 121,357 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2017.
(11)

Consists of (a) 4,407 shares of common stock held for the benefit of Mr. Giles in his individual retirement account, (b) 802,689 shares of common stock held by MTG Investment Holdings, LLC and (c) 71,583 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2017.

(12)	Consists of (a) 24,804 shares of common stock held by Mr. Levin directly and (b) 37,001 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2017.
(13)

Consists of (a) 25,587 shares of common stock held directly by Mr. Adams directly, (b) 9,464 shares of common stock held jointly with Mr. Adams’ wife, (c) 18,898 shares of common stock held for the benefit of Mr. Adams in his 401(k) retirement account and (d) 80,349 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 17, 2017.

(14)

Consists of (a) 28,334 shares of common stock held directly by Mr. Blech directly, (b) 11,905 shares of common stock held jointly with Mr. Blech’s wife, (c) 11,905 shares of common stock held for the benefit of Mr. Blech in a trust and (d) 38,359 shares of common stock issuable upon the exercise of options and warrants exercisable within 60 days of April 17, 2017.

(15)	Includes 750,402 shares of common stock issuable upon the exercise of options and warrants exercisable within 60 days of April 17, 2017.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Overview

Our Audit Committee is charged with the responsibility of reviewing and approving or ratifying all related person transactions in accordance with the Listing Rules of The NASDAQ Stock Market and other applicable law, rules and regulations and any related policies and procedures adopted by or on behalf of the Company and then in effect.

Since January 1, 2016 there have been no transactions to which we have been a party in which (i) the amount involved in the transaction exceeds $120,000 and (ii) any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock had or will have a direct or indirect material interest.

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

Director / Officer / > 5% Holder	Diffusion Units Tendered	Options to purchase Diffusion Units Tendered	Shares of Common Stock Received (1)	Options to purchase Common Stock Received (1)
David G. Kalergis	351,722	541,782	128,473	197,894
John L. Gainer	1,020,000	452,006	372,572	165,102
Robert Adams	147,694	276,000	53,948	100,813
Mark T. Giles	1,735,836	252,000	634,042	92,047
Alan Levin	67,905	175,600	24,804	64,141
Thomas Byrne	381,056	439,000	139,187	160,351
David R. Jones	104,734	370,000	38,256	135,149
Ben L. Shealy	0	290,000	0	105,927
Richard Baxter Gilliam	3,900,817	0	1,424,835	0
Michael S. & Ellen A. Geismar	1,512,361	0	552,414	0

(1)	Share figures presented in this column are after giving effect to our 1-for-10 reverse stock split on August 17, 2016.

Donenberg Consulting Agreement

During 2016, Diffusion LLC was party to a consulting agreement with Phillip Donenberg pursuant to which Mr. Donenberg provided certain financial consulting services to the Company. Mr. Donenberg’s compensation pursuant to this agreement is described above in the Summary Compensation Table.

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

Deloitte was initially engaged by the Company on November 20, 2014 and served as the Company’s independent registered public accounting firm for the year ended December 31, 2015. Deloitte’s report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2015 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles, except that Deloitte’s report includes explanatory paragraphs relating to the ability of the Company to continue as a going concern and the acquisition of Diffusion LLC pursuant to the Merger in January 2016.

During the fiscal year ended December 31, 2015 and the subsequent interim period prior to the Company’s dismissal of Deloitte on March 25, 2016, there were no: (i) disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the matter in their report, or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended December 31, 2015 and the subsequent interim period prior to the Company’s engagement of KPMG, neither the Company nor anyone acting on its behalf consulted KPMG regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Independent Auditor’s Fees

As we did not engage KPMG as our independent registered public accounting firm until after the completion of the Merger in January 2016, KPMG did not bill us for professional services during the year ended December 31, 2015. Accordingly, the table below presents fees billed to us for professional services rendered by KPMG, our current independent registered public accounting firm, for the year ended December 31, 2016 and by Deloitte, our former independent registered public accounting firm, for the year ended December 31, 2015.

	Aggregate Amount Billed
	2016	2015
Audit Fees(1)	$605,146	$223,000
Audit-Related Fees	$0	$0
Tax Fees(2)	$22,997	$0
All Other Fees	$0	$0

________________________

(1)

Audit fees for 2016 consisted of fees payable to KPMG for the audit of our annual financial statements and the review of our quarterly financial information for the year ended December 31, 2016 and the audit of our annual financial statements for the year ended December 31, 2015. Audit fees for 2015 consisted of fees payable to Deloitte for the audit of our annual financial statements and the review of our quarterly financial information for the year ended December 31, 2015.

(2)	Tax Fees for 2016 consisted of fees payable to KPMG for NOL analysis performed through December 31, 2016.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures pursuant to which all audit, audit-related and tax services and all permissible non-audit services provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. All services rendered by KPMG during 2016 were permissible under applicable laws and regulations and were approved in advance by the former Audit Committee in accordance with the rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002 other than de minimis non-audit services allowed under applicable law.

PART IV

Item 15.           Exhibits

(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1.

(a)(3) Exhibits:

Exhibit No.	Description	Method of Filing
2.1	Plan of Conversion, dated June 18, 2015	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on June 18, 2015

2.2	Agreement and Plan of Merger dated as of December 15, 2015 among the Company, Arco Merger Sub, LLC and Diffusion Pharmaceuticals LLC *	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on December 15, 2015

3.1	Certificate of Incorporation of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Original Filing

3.2	Bylaws of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Exhibit 3.4 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015

3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2017

3.5	Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on June 18, 2015	Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on June 18, 2015

4.1	Form of Diffusion Pharmaceuticals Inc. Convertible Note Agreement	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 3, 2016

4.2	Form of Diffusion Pharmaceuticals LLC Convertible Note Agreement	Incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015

4.3	Form of Warrant issued to Investors in the 2017 Private Placement by Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on March 15, 2017

4.4	Form of Warrant issued to Investors in the 2014 Private Placement by the Company	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on April 29, 2014

4.5	Warrant, dated October 21, 2014, issued by the Company to Isaac Blech	Incorporated by reference to Exhibit 4.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014

4.6	Warrant, dated April 29, 2014, issued by the Company to Sol J. Barer, Ph.D.	Incorporated by reference to Exhibit 4.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014

4.7	Form of Registration Rights Agreement entered into by and among the Company and Investors in the 2014 Private Placement	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on April 29, 2014

4.8	Registration Rights Agreement dated November 18, 2013 between the Company and Certain Holders	Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on November 22, 2013

10.1	Employment Agreement, dated as of September 6, 2016, by and between David G. Kalergis and Diffusion Pharmaceuticals Inc.**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on September 8, 2016

10.2	Employment Agreement, dated as of October 12, 2016, by and between Ben L. Shealy and Diffusion Pharmaceuticals Inc.**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on October 13, 2016

10.3	Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K as filed on June 18, 2015

10.4	Amendment No. 1 to Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Appendix B to the registrant’s definitive proxy statement on Schedule 14A filed on June 10, 2016

10.5	Form of Diffusion Pharmaceuticals Inc. Stock Option Award Agreement**	Incorporated by reference to Original Filing

10.6	Form of Diffusion Pharmaceuticals LLC Stock Option Award Agreement**	Incorporated by reference to Exhibit 10.22 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015

10.7	Form of 2015 Incentive Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on June 18, 2015

10.8	Form of 2015 Non-Statutory Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on June 18, 2015

10.9	Form of Stock Option Agreement between the Company and certain former Executive Officers**	Incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014

10.10	Form of Stock Option Agreement between the Company and certain former Directors**	Incorporated by reference to Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014

10.11	Form of Indemnification Agreement between Diffusion Pharmaceuticals Inc. and each of its Directors and Officers**	Incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015

10.12	Resignation Agreement, dated April 30, 2015, between the Company and Yael Schwartz, Ph.D.**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 1, 2015

10.13	Placement Agency Agreement, dated January 27, 2017, by and between Diffusion Pharmaceuticals Inc. and Maxim Merchant Capital, a division of Maxim Group LLC	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 15, 2017

10.14	Form of 2017 Private Placement Subscription Agreement	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 15, 2017

10.15	Settlement Agreement, dated September 27, 2016, by and among Diffusion Pharmaceuticals Inc., Diffusion Pharmaceuticals LLC, David Schmidt and the other parties thereto	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 3, 2016

10.16	Contingent Value Rights Agreement, dated as of January 8, 2016, by and between Diffusion Pharmaceuticals Inc. and Computershare, Inc., as Rights Agent	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 8, 2016

10.17	Amendment to the Placement Agency Agreement, dated March 14, 2017, by and between Diffusion Pharmaceuticals Inc. and Maxim Merchant Capital, advisor of Maxim Group LLC	Incorporated by reference to Original Filing

10.18	Employment Agreement, dated as of October 18, 2016, by and between John L. Gainer, Ph.D. and Diffusion Pharmaceuticals Inc.**	Filed herewith

21.1	Subsidiaries of Diffusion Pharmaceuticals Inc.	Incorporated by reference to Original Filing

23.1	Consent of KPMG LLP, independent registered public accounting firm	Incorporated by reference to Original Filing

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

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

Dated: April 28, 2017	DIFFUSION PHARMACEUTICALS INC.

	By:	/s/ David G. Kalergis
David G. Kalergis
Chairman and Chief Executive Officer
(Principal Executive Officer)