Form 10-Q
period 2017-03-31
Diffusion Pharmaceuticals Inc.
filed 2017-05-15
CIK 1053691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐   No ☒

The number of shares of common stock outstanding at May, 5 2017 was 10,345,637 shares.

DIFFUSION PHARMACEUTICALS INC.
FORM 10-Q
MARCH 31, 2017

Unless the context otherwise requires, in this report, references to the “Company,” “we,” “our” or “us” refer to Diffusion Pharmaceuticals Inc. and its subsidiaries and references to “common stock” refer to the common stock, par value $0.001 per share, of the Company. On August 17, 2016, the Company effected a 1-for-10 reverse split of its common stock. Unless noted otherwise, any share or per share amounts in this report, the accompanying unaudited condensed consolidated financial statements and related notes give retroactive effect to this reverse stock split.
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

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diffusion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$12,212,025	$1,552,852
Subscription receivable	8,280,935	—
Prepaid expenses, deposits and other current assets	138,986	50,844
Total current assets	20,631,946	1,603,696
Property and equipment, net	79,524	79,755
Intangible asset	8,639,000	8,639,000
Goodwill	6,929,258	6,929,258
Other assets	63,815	232,675
Total assets	$36,343,543	$17,484,384
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of convertible debt	$1,880,000	$1,880,000
Accounts payable	557,629	1,684,158
Accrued expenses and other current liabilities	1,016,263	874,264
Common stock warrant liability	48,145,520	—
Total current liabilities	51,599,412	4,438,422
Convertible debt, net of current portion	550,000	550,000
Deferred income taxes	3,279,363	3,279,363
Other liabilities	33,307	31,915
Total liabilities	55,462,082	8,299,700
Commitments and Contingencies
Convertible preferred stock, $0.001 par value:
Series A - 13,750,000 shares authorized, 12,376,329 issued and outstanding at March 31, 2017; No shares authorized, issued or outstanding at December 31, 2016 (liquidation value of $25,000,000 at March 31, 2017)	—	—
Total convertible preferred stock	—	—
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value:
1,000,000,000 shares authorized; 10,345,637 shares issued and outstanding	10,346	10,346
Additional paid-in capital	69,700,264	69,363,575
Accumulated deficit	(88,829,149)	(60,189,237)
Total stockholders' equity (deficit)	(19,118,539)	9,184,684
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$36,343,543	$17,484,384
 See accompanying notes to unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$1,007,571	$2,352,807
General and administrative	1,553,139	3,862,484
Depreciation	6,603	7,853
Loss from operations	2,567,313	6,223,144
Other expense:
Interest expense, net	55,719	21
Change in fair value of warrant liabilities (Note 10)	12,919,674	—
Warrant related expenses (Note 7)	10,225,846	—
Other financing expenses	2,870,226	—
Net loss	$(28,638,778)	$(6,223,165)
Series A cumulative preferred dividends	(58,845)	—
Net loss attributable to common stockholders	$(28,697,623)	$(6,223,165)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.78)	$(0.62)
Weighted average shares outstanding, basic and diluted	10,337,726	9,996,381

See accompanying notes to unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals, Inc.
Condensed Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
Three Months Ended March 31, 2017
(unaudited)

	Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series A		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	—	$—	10,345,637	$10,346	$69,363,575	$(60,189,237)	$9,184,684
Cumulative effect of change in accounting principle (a)	—	—	—	—	1,134	(1,134)	—
Sale of Series A convertible preferred stock and common stock warrants	12,376,329	—	—	—	—	—	—
Series A cumulative preferred dividend	—	—	—	—	(58,845)	—	(58,845)
Beneficial conversion feature for accrued interest of convertible debt	—	—	—	—	28,017	—	28,017
Stock-based compensation expense	—	—	—	—	366,383	—	366,383
Net loss	—	—	—	—	—	(28,638,778)	(28,638,778)
Balance at March 31, 2017	12,376,329	$—	10,345,637	$10,346	$69,700,264	$(88,829,149)	$(19,118,539)

(a) In 2017, the Company adopted provisions of ASU 2016-09, Improvements to Employee Share Based Payment Accounting, resulting in a cumulative effect adjustment to Accumulated Deficit and Additional Paid-in Capital for previously unrecognized stock-based compensation expense. See Note 3 for further discussion of the impacts of this standard.

See accompanying notes to unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(28,638,778)	$(6,223,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,603	7,853
Stock-based compensation expense	366,383	393,471
Common stock issued for advisory services	—	487,500
Warrant related expense, change in fair value, and other financing expenses	26,015,746	—
Non-cash interest expense	57,185	3,383
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(99,737)	(97,058)
Accounts payable, accrued expenses and other liabilities	(1,123,303)	797,827
Net cash used in operating activities	(3,415,901)	(4,630,189)

Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(6,372)	(1,994)
Cash received in reverse merger transaction	—	8,500,602
Net cash (used in) provided by investing activities	(6,372)	8,498,608

Cash flows provided by financing activities:
Proceeds from the sale of Series A convertible preferred stock, net	14,269,095	—
Payment of offering costs	(187,649)	—
Net cash provided by financing activities	14,081,446	—

Net increase in cash and cash equivalents	10,659,173	3,868,419
Cash and cash equivalents at beginning of period	1,552,852	1,997,192
Cash and cash equivalents at end of period	$12,212,025	$5,865,611

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of deferred offering costs upon completion of private placement	$180,456	$—
Offering costs in accounts payable and accrued expenses	$178,258	$—
Series A cumulative preferred dividends	$(58,845)	$—
Issuance of subscription receivable upon sale of Series A convertible preferred stock	$(8,280,935)	$—
Conversion of convertible notes and related accrued interest into common stock	$—	$711,495
Consideration in connection with RestorGenex Corporation merger transaction	$—	$21,261,000

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

Diffusion Pharmaceuticals Inc. (“Diffusion” or the “Company”), a Delaware Corporation, is a clinical stage biotechnology company focused on extending the life expectancy of cancer patients by improving the effectiveness of current standard-of-care treatments, including radiation therapy and chemotherapy. The Company’s lead product candidate, trans sodium crocetinate (“TSC”), uses a novel mechanism to re-oxygenate the microenvironment of solid cancerous tumors, thereby enhancing tumor cells’ response to conventional treatment without additional side effects. TSC has received orphan drug designations for the treatment of glioblastoma multiforme (“GBM”) and metastatic brain cancer. The Company expects to enter a Phase III study in newly diagnosed GBM patients in the next twelve months.

On January 8, 2016, the Company completed a reverse merger (the Merger") with RestorGenex Corporation (“RestorGenex”) whereby the Company was considered the acquirer for accounting purposes. The operational activity of RestorGenex is included in the Company’s consolidated financial statements from the date of acquisition. Accordingly, all comparative period information presented in these unaudited condensed consolidated financial statements from January 1, 2016 through January 7, 2016 exclude any activity related to RestorGenex.

2.	Liquidity

The Company has not generated any revenues from product sales and has funded operations primarily from the proceeds of private placements of its membership units (prior to the Merger), convertible notes and convertible preferred stock. Substantial additional financing will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. In March 2017, the Company completed a $25.0 million private placement of its securities by offering units consisting of one share of the Company's Series A convertible preferred stock, par value $0.001 per share (“Series A Preferred Stock”) and a warrant to purchase one share of common stock for each share of Series A Preferred Stock purchased in the offering. The Company sold 12,376,329 units and received approximately $22.1 million in aggregate net cash proceeds from the private placement, after deducting commissions of approximately $2.4 million and offering expenses of approximately $0.5 million payable by the Company. The final closing of the private placement occurred on March 31, 2017, and the Company received $8.3 million of net proceeds on April 3, 2017. In addition, the Company granted to its placement agent in the offering warrants to purchase an aggregate 1,179,558 shares of common stock as compensation for its services.

The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates, which raises substantial doubt about the Company’s ability to continue as a going concern. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be. The regulatory approval and market acceptance of the Company’s proposed future products (if any), length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

believes its cash and cash equivalents at March 31, 2017, together with the subscription receivables related to the Series A private placement received in April 2017, are sufficient to fund operations and meet its research and development goals through March 2018.

3.	Basis of Presentation and Summary of Significant Accounting Policies

The Summary of Significant Accounting Policies included in our Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017, as amended to this date, have not materially changed, except as set forth below.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”), and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2017, its results of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2016 filed with the SEC on Form 10-K on March 31, 2017.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date the financial statements and reported amounts of expense during the reporting period. Actual results could differ from those estimates. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited condensed consolidated financial statements, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the period they are determined necessary.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments. As of March 31, 2017 and December 31, 2016, the fair value of the Company’s outstanding convertible notes was approximately $3.5 million and $2.6 million, respectively. The fair value of the convertible notes is determined using a binomial lattice model that utilizes certain unobservable inputs that fall within Level 3 of the fair value hierarchy.

Offering Costs

Offering costs consist principally of legal costs incurred through the balance sheet date related to the Company’s private placement financing and are recognized in other assets on the consolidated balance sheet. At December 31, 2016, there were $0.2 million in deferred offering costs. These costs were expensed upon completing the private placement of Series A Preferred Stock and common stock warrants in March 2017.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets and Goodwill

In connection with the Merger, the Company acquired RES-529 and RES-440, respectively, an $8.6 million and $1.0 million indefinite-lived In-Process Research and Development Asset (“IPR&D”) and recognized $6.9 million in goodwill. In the third quarter of 2016, the IPR&D asset associated with RES-440 was abandoned and written down to $0. RES-529 and goodwill are assessed for impairment on October 1 of the Company’s fiscal year or more frequently if impairment indicators exist. The Company has a single reporting unit and all goodwill relates to that reporting unit. There were no impairment indicators or impairments to RES-529 or goodwill during the three months ended March 31, 2017.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, convertible preferred stock, common stock warrants, stock options and unvested restricted stock that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding as of March 31, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2017	2016
Convertible debt	766,351	428,134
Convertible preferred stock	12,376,329	—
Common stock warrants	14,016,608	477,688
Stock options	2,304,132	1,796,360
Unvested restricted stock awards	7,665	13,802
	29,471,085	2,715,984

Amounts in the table reflect the common stock equivalents of the noted instruments.

 Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company adopted this standard in 2017 by electing to account for forfeitures in the period that they occur. Under ASU 2016-09, accounting changes adopted using the modified retrospective method must be calculated as of the beginning of the period adopted and reported as a cumulative-effect adjustment. As a result, the Company recognized approximately $1,000 cumulative-effect adjustment on January 1, 2017.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisition

Reverse Merger with RestorGenex

On January 8, 2016, the Company completed a reverse merger transaction with RestorGenex. The Company entered into the Merger transaction in an effort to provide improved access to the capital markets in order to obtain the resources necessary to accelerate development of TSC in multiple clinical programs and continue to build an oncology-focused company.

The purchase price was calculated as follows:

Fair value of RestorGenex shares outstanding	$19,546,000
Estimated fair value of RestorGenex stock options outstanding	1,321,000
Estimated fair value of RestorGenex warrants outstanding	384,000
CVRs – RES-440 product candidate	10,000
Total purchase price	$21,261,000

     The reverse merger transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The valuation technique utilized to value the IPR&D was the cost approach.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date:

Cash and cash equivalents	$8,500,602
Prepaid expenses and other assets	195,200
Property and equipment	57,531
Intangible assets	9,600,000
Goodwill	6,929,258
Accrued liabilities	(377,432)
Deferred tax liability	(3,644,159)
Net assets acquired	$21,261,000

Qualitative factors supporting the recognition of goodwill due to the reverse merger transaction include the Company’s anticipated enhanced ability to secure additional capital and gain access to capital market opportunities as a public company and the potential value created by having a more well-rounded clinical development portfolio by adding the earlier stage products acquired in the reverse merger transaction to the Company’s later state product portfolio. The goodwill is not deductible for income tax purposes.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information (Unaudited)

The following pro forma financial information reflects the condensed consolidated results of operations of the Company as if the acquisition of RestorGenex had taken place on January 1, 2016. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

Three Months Ended March 31, 2016

Net revenues	$—
Net loss	(4,655,944)
Basic and diluted loss per share	$0.47

Non-recurring pro forma transaction costs directly attributable to the Merger were $1.6 million for the three months ended March 31, 2016 and have been deducted from the net loss presented above. The costs deducted from the three months ended March 31, 2016 period includes a success fee of $1.1 million and approximately 46,000 shares of common stock with a fair market value of $0.5 million paid to a financial adviser upon the closing of the Merger on January 8, 2016. Additionally, RestorGenex incurred approximately $3.0 million in severance costs as a result of resignations of executive officers immediately prior to the Merger and approximately $2.7 million in share based compensation expense as a result of the acceleration of vesting of stock options at the time of the Merger. These costs are excluded from the pro forma financial information for the three months ended March 31, 2016. No such costs were recorded in the three months ended March 31, 2017.

5.	Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Accrued interest payable	$57,173	$29,359
Accrued Series A dividends	58,845	—
Accrued payroll and payroll related expenses	135,072	399,740
Accrued professional fees	185,163	72,855
Accrued clinical studies expenses	346,861	220,978
Other accrued expenses	233,149	151,332
Total	$1,016,263	$874,264

6.	Convertible Debt

The following table provides the details of the convertible debt outstanding at March 31, 2017 and December 31, 2016:

Note	Issue Date	Maturity Date	Conversion Price	Interest Rate	Total Principal
2016 Convertible Notes	9/27/2016	9/27/2017	$3.50	6.00%	$1,880,000
Series B Note	3/15/2011	6/30/2018	$2.74	1.00%	550,000
Total principal amount					$2,430,000
Less current portion of convertible notes					(1,880,000)
Convertible notes, net of current portion					$550,000

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The current and noncurrent portions of accrued interest related to the Company’s Convertible Notes and 2016 Convertible Notes are included within other accrued expenses and liabilities and other liabilities, respectively, within the unaudited condensed consolidated balance sheets. As of March 31, 2017, the Company had accrued interest of approximately $90,000. During the three months ended March 31, 2017, the Company recorded noncash interest expense of approximately $28,000 in connection with a beneficial conversion feature associated with accrued interest that may be converted into shares of common stock

7.	Convertible Preferred Stock and Common Stock Warrants

In contemplation of completing a private placement, the Company amended and restated its articles of incorporation and authorized 13,750,000 shares of Series A Preferred Stock. The Company has classified its Series A Preferred Stock outside of stockholders’ equity (deficit) because the shares contain deemed liquidation rights that are contingent redemption features not solely within the control of the Company.

Series A Convertible Preferred Stock Transaction

In March 2017, the Company completed a $25.0 million private placement of its securities by offering units consisting of one share of the Company’s Series A Preferred Stock and a warrant to purchase one share common stock for each share of Series A Preferred Stock purchased in the offering. Each share of Series A Preferred Stock entitles the holder to an 8.0% cumulative dividend payable in shares of our common stock on a semi-annual basis. The holders may, at their option, convert each share of Series A Preferred Stock into one share of the Company’s common stock based on the initial conversion price of $2.02 per share, subject to adjustment. Each warrant entitles the holder to purchase one share of common stock at an initial exercise price of $2.22, subject to adjustment and expires on the fifth anniversary of their original issuance date.
Upon completing the private placement, the Company sold 12,376,329 units and received approximately $22.1 million in aggregate net cash proceeds from the private placement, after deducting commissions of approximately $2.4 million and offering expenses of approximately $0.5 million payable by the Company. The final closing of the private placement occurred on March 31, 2017, and the Company received $8.3 million of net proceeds on April 3, 2017. In addition, as compensation for its services, the Company granted to its placement agent in the offering warrants to purchase an aggregate of 1,179,558 shares of common stock at an initial exercise price of $2.22 per share, which expire on the fifth anniversary of their original issuance date.
During its evaluation of equity classification for the common stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. As the Company is obligated to issue a variable number of shares to settle the cumulative Series A preferred dividends, the Company cannot assert there will be sufficient authorized shares available to settle the warrants issued in connection with the Series A offering. Accordingly, these warrants are classified as liabilities. The Company will continue to classify such warrants as liabilities until they are exercised, expire, or are no longer require to be classified as liabilities.
As the fair value of the warrants upon issuance was in excess of the proceeds of the Series A offering, there are no proceeds allocated to the Series A convertible preferred stock. The excess fair value of the warrants over the gross proceeds of the Series A offering and the fair value of the warrants granted to its placement agent was $10.2 million in the aggregate and was recorded as warrant related expenses in the statement of operations for the three months ended March 31, 2017.

Dividends

The Company shall pay a cumulative preferential dividend on each share of the Series A Preferred Stock outstanding at a rate of 8.0% per annum, payable only in shares of common stock, semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2017. This cumulative preferential dividend is not subject to declaration. The Company accrued approximately $59,000 in dividends for the three months ended March 31, 2017.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Voting

Subject to certain preferred stock class votes specified in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (the “Certificate of Designation”) or as required by law, the holders of the Series A Preferred Stock and common stock vote together on an as-converted basis. In accordance with NASDAQ listing rules, in any matter voted on by the holders of our common stock, each share of Series A Preferred Stock entitles the holder thereof to a number of votes based upon the closing price of our common stock on the NASDAQ Capital Market on the date of issuance. Accordingly, shares of Series A Preferred Stock issued in the initial closing of the private placement on March 14, 2017 are entitled to 0.84874 votes per share and shares of Series A Preferred Stock issued in the final closing of the private placement on March 31, 2017 are entitled to 0.50627 votes per share.

Liquidation Preference

The Series A Preferred Stock is senior to the common stock. In the event of a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or in the event of a deemed liquidation event, which includes a sale of the Company as defined in the Certificate of Designation, the holders of the Series A Preferred Stock shall be entitled to receive their original investment amount. If upon the occurrence of such event, the assets and funds available for distribution are insufficient to pay such holders the full amount to which they are entitled, then the entire remaining assets and funds legally available for distribution shall be distributed ratably among the holders of the Series A Preferred Stock in proportion to the full amounts to which they would otherwise be entitled.

Conversion

The Series A Preferred Stock is convertible, at the holder’s option, into common stock. At the Company’s option, the Series A convertible preferred stock can be converted into common stock upon (a) the thirty-day moving average of the closing price of the Company’s common stock exceeding $8.00 per share, (b) a financing of at least $10.0 million or (c) upon the majority vote of the voting power of the then outstanding shares of Series A convertible preferred stock. The conversion price of the Series A Preferred Stock is subject to adjustment as described in the Certificate of Designation.

Upon any conversion, any unpaid dividends shall be payable to the holders of Series A preferred stock.

Make-Whole Provision
Until March 2020 and subject to certain exceptions, if the Company issues at least $10.0 million of its common stock or securities convertible into or exercisable for common stock at a per share price less than $2.02 (such lower price, the “Make-Whole Price”) while any shares of Series A Preferred Stock remain outstanding, the Company will be required to issue to these holders of Series A Preferred Stock a number of shares of common stock equal to the additional number of shares of common stock that such shares of Series A Preferred Stock would be convertible into if the conversion price of such shares was equal to 105% of the Make-Whole Price (the “Make-Whole Adjustment”). The Make-Whole Adjustment was evaluated and was not required to be bifurcated from the Series A Preferred Stock.
Common Stock Warrants

As of March 31, 2017, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share
Common stock warrants issued prior to Merger	460,721	$20.00 - $750.00
Common stock warrants issued in Series A	13,555,887	$2.22
	14,016,608

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2017, no warrants were exercised or expired. The common stock warrants issued prior to the Merger expire periodically through 2019. The common stock warrants issued in connection with the March 2017 Series A private placement expire in March 2022. During the three months ended March 31, 2017, the Company incurred $26.0 million in warrant related expenses associated with the private placement, which consisted primarily of the change in fair value of the common stock warrants from issuance and the excess fair value of the common stock warrants over the gross cash proceeds of the Series A offering.

8.	Stock-Based Compensation

2015 Equity Plan

The Diffusion Pharmaceuticals Inc. 2015 Equity Plan, as amended (the "2015 Equity Plan"), provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the board of directors. Accordingly, 413,825 shares were added to the reserve as of January 1, 2017, which shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of March 31, 2017, there were 356,148 shares of common stock available for future issuance under the 2015 Equity Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Research and development	$43,322	$242,277
General and administrative	323,061	151,194
Total stock-based compensation expense	$366,383	$393,471

The following table summarizes the activity related to all stock option grants to employees and non-employees for the three months ended March 31, 2017:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Balance at January 1, 2017	2,207,409	$8.09
Granted	98,184	2.33
Expired	(1,461)	15.00
Outstanding at March 31, 2017	2,304,132	$7.84	7.6
Exercisable at March 31, 2017	1,548,216	$9.04	6.9

Non-employee Stock Options

Non-employee options are remeasured to fair value each period through operations using a Black-Scholes option-pricing model until the options vest. During the three months ended March 31, 2017, the Company granted 9,394 stock options to non-employees. Key assumptions used to estimate the fair value of the non-employee stock options granted during the three months ended March 31, 2017 included a risk-free interest rate of 2.4%, an expected volatility of 136.4%, no expected dividend yield and

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

an expected term equal to the remaining contractual option term. The total fair value of non-employee stock options vested during the three months ended March 31, 2017 and 2016 was approximately $53,000 and $0.3 million, respectively. At March 31, 2017, there were 27,561 unvested options subject to remeasurement and approximately $65,000 of unrecognized compensation expense that will be recognized over a weighted-average period of 2.0 years.

Employee Stock Options

The weighted average grant date fair value of stock option awards granted to employees was $2.08 during the three months ended March 31, 2017. The total fair value of options vested during the three months ended March 31, 2017 and 2016 was $0.2 million and $0.1 million, respectively. No options were exercised during any of the periods presented. At March 31, 2017, there was $2.9 million of unrecognized compensation expense that will be recognized over a weighted-average period of 5.8 years.

Options granted were valued using the Black-Scholes model and assumptions used to value the options granted during the first three months of 2017 were as follows:

Expected term (in years)	5.77
Risk-free interest rate	2.1%
Expected volatility	125.2%
Dividend yield	—%

Restricted Stock Awards

As of March 31, 2017, there were 7,665 unvested shares of restricted stock. During the three months ended March 31, 2017, there were 1,533 shares that vested and the Company recognized stock-based compensation expense of approximately $3,000. At March 31, 2017, there was approximately $15,000 of unrecognized compensation expense that will be recognized over a weighted-average period of 1.2 years.

9.	Commitments and Contingencies

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Office Space Rental

The Company leases office and laboratory facilities in Charlottesville, Virginia under a month-to-month cancelable operating lease. Rent expense related to the operating lease was $17,000 for the three months ended March 31, 2017 and 2016, respectively. On March 31, 2017, the Company entered into a lease for its office and laboratory facilities at a new location in Charlottesville, Virginia. Lease payments commence on May 1, 2017 and expire on April 30, 2022. The company will recognize rent expense on a straight-line basis over the lease period and will accrue for rent expense incurred but not yet paid. Future minimum rental payments under the Company's new noncancelable operating lease at March 31, 2017 was as follows:

Rental Commitments
2017	$73,989
2018	112,354
2019	114,409
2020	116,464
2021	118,519
Thereafter	39,735
Total	$575,470

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

10.	Fair Value Measurements

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

•Level 1—Quoted prices in active markets for identical assets or liabilities.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

     The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$12,212,025	$—	$—

Liabilities
Common stock warrant liability	$—	$—	$48,145,520

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$1,552,852	$—	$—

Liabilities
Common stock warrant liability	$—	$—	$—

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Common Stock Warrant Liability
Balance at December 31, 2016	$—
Issued in connection with the Series A convertible preferred stock	35,225,846
Change in fair value	12,919,674
Balance at March 31, 2017	$48,145,520
The common stock warrants issued in connection with the Series A convertible preferred stock are classified as liabilities on the accompanying balance sheet at March 31, 2017. The liability is marked-to-market each reporting period with the change in fair value recorded as either income or expense in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the liability to be reclassified to stockholders’ equity (deficit). The fair value of the warrant liability is estimated using the Black-Scholes model and assumptions used to value the warrants granted during the first three months of 2017 were as follows:

Stock price	$2.38
Exercise price	$2.22
Expected term (in years)	5
Risk-free interest rate	2.1%
Expected volatility	127.0%
Dividend yield	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward looking statements that involve a number of risks and uncertainties, including those discussed under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward Looking Statements” in this report and under “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Our lead development programs target TSC against cancers known to be inherently treatment-resistant, including brain cancers and pancreatic cancer. A Phase 2 clinical program, completed in the second quarter of 2015, evaluated 59 patients with newly diagnosed glioblastoma multiforme (GBM). This open label, historically controlled study demonstrated a favorable safety and efficacy profile for TSC combined with standard of care, including a 37% improvement in overall survival over the control group at two years. A particularly strong efficacy signal was seen in the inoperable patients, where survival of TSC-treated patients at two years was increased by 380% over the controls. At an End-Of-Phase 2 Meeting, the U.S. Food and Drug Administration provided Diffusion with extensive guidance on the design for a Phase 3 trial of TSC in newly diagnosed, inoperable GBM patients. We believe focusing on the inoperable patient group in Phase 3 should reduce the needed number of patients from over 400 to around 230, which is expected to provide real cost savings, while the strength of the Phase 2 efficacy signal should make the showing of significant clinical gain in Phase 3 more likely. Assuming FDA sign-off on our final protocol design, focusing on the inoperable patients, the study is planned to initiate by the end of 2017. Due to its novel mechanism of action, TSC has safely re-oxygenated a range of tumor types in our preclinical and clinical studies. Diffusion believes its therapeutic potential is not limited to specific tumors, thereby making it potentially useful to improve standard-of-care treatments of other life-threatening cancers. Additional planned studies include a Phase 2 trial in pancreatic cancer and a study in brain metastases, with a study initiation subject to receipt of additional funding or collaborative partnering. We also believe that TSC has potential application in other indications involving hypoxia, such as neurodegenerative diseases and emergency medicine. For example, our stroke program is now in advanced discussions with doctors from UCLA and the University of Virginia, with whom we have established a joint team dedicated to developing a program to test TSC in the treatment of stroke, with an in-ambulance trial of TSC in stroke under consideration.

Summary of Current Product Candidate Pipeline

The following table, as of March 31, 2017, summarizes the targeted clinical indications for Diffusion’s lead molecule, TSC:

In addition to the TSC programs depicted in the table above, we are exploring alternatives regarding how best to capitalize upon the legacy RestorGenex product candidate, RES-529, a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and was in preclinical development in oncology, specifically GBM. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and can cross the blood brain barrier.

Financial Summary

In March 2017, we completed a $25.0 million private placement of our securities by offering units consisting of one share of our Series A convertible preferred stock, par value $0.001 per share ("Series A Preferred Stock") and a warrant to purchase one share of our common stock for each share of Series A Preferred Stock purchased in the offering. We sold 12,376,329 units and received approximately $22.1 million in aggregate net cash proceeds from the private placement, after deducting commissions of approximately $2.4 million and offering expenses of approximately $0.5 million. The final closing of the private placement occurred on March 31, 2017, and we received $8.3 million of net proceeds on April 3, 2017. In addition, we granted our placement agent in the offering warrants to purchase an aggregate of 1,179,558 shares of our common stock as compensation for its services.

At March 31, 2017, we had cash and cash equivalents balances of $12.2 million. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $28.6 million for the three months ended March 31, 2017. Our accumulated deficit as of March 31, 2017 was $88.8 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will substantially increase as we:

•complete regulatory and manufacturing activities and commence our planned Phase II and III clinical trials for TSC;

•continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

•conduct other preclinical and clinical studies to support the filing of a New Drug Application (“NDA”) with the FDA;

•maintain, expand and protect our global intellectual property portfolio;

•hire additional clinical, manufacturing, and scientific personnel; and

•add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

     We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC for use in the treatment of GBM, pancreatic cancer and brain metastases. We believe that our cash and cash equivalents as of March 31, 2017, together with the subscription receivables related to the Series A private placement received in April 2017, will enable us to fund our operating expenses and capital expenditure requirements through March 2018. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to TSC and our other product candidates.

As disclosed in our definitive proxy statement (the “Proxy Statement”) filed with the Securities and Exchange Commission (“SEC”) on May 1, 2017, subject to the approval of our stockholders, we intend to offer up to $20 million shares of our Series B convertible preferred stock, $0.001 par value per share (“Series B Preferred Stock”), each share of Series B Preferred Stock being initially convertible into one share of our common stock, subject to adjustment, and for each share of Series B Preferred Stock purchased in the offering, a 5-year warrant to purchase one share of common stock. The proposed terms of this offering are described in more detail in the Proxy Statement.

THE FOREGOING STATEMENT IS NOT AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY SHARES OF OUR PREFERRED STOCK, SHARES OF OUR COMMON STOCK OR ANY OTHER SECURITIES.

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

Change in Fair Value of Warrant Liabilities, Warrant Related Expenses, and Other Financing Expenses

In connection with our private placement in March 2017, we recorded warrant expense associated with the change in fair value of the common stock warrants from issuance, the excess fair value of the common stock warrants over the gross cash proceeds from the Series A preferred stock offering, and placement agent commissions and other offering costs.

Results of Operations for Three Months Ended March 31, 2017 Compared to Three Months Ended March 31 2016

The following table sets forth our results of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	2017	2016	Change
Operating expenses:
Research and development	$1,007,571	$2,352,807	$(1,345,236)
General and administrative	1,553,139	3,862,484	(2,309,345)
Depreciation	6,603	7,853	(1,250)
Loss from operations	2,567,313	6,223,144	(3,655,831)
Other expense:
Interest expense, net	55,719	21	55,698
Change in fair value of warrant liabilities	12,919,674	—	12,919,674
Warrant related expenses	10,225,846	—	10,225,846
Other financing expenses	2,870,226	—	2,870,226
Net loss	$(28,638,778)	$(6,223,165)	$(22,415,613)
Series A cumulative preferred dividends	(58,845)	—	(58,845)
Net loss attributable to common stockholders	$(28,697,623)	$(6,223,165)	$(22,474,458)

We recognized $1.0 million in research and development expenses during the three months ended March 31, 2017 compared to $2.4 million during the three months ended March 31, 2016. The decrease in research and development expense was attributable to a $0.9 million decrease in expense related to our pancreatic cancer program and a $0.3 million decrease in animal toxicology expenses. In addition, we had approximately $43,000 of research and development stock-based compensation expense during the three months ended March 31, 2017 compared to $0.2 million during the same period in 2016. We expect that our research and development expenses will increase significantly in future periods compared to prior year periods due to our anticipated efforts to advance our technologies and product candidates.

General and administrative expenses were $1.6 million during the three months ended March 31, 2017 compared to $3.9 million during the three months ended March 31, 2016. The decrease in general and administrative expense was primarily due to a $2.4 million decrease in costs attributable to the reverse merger transaction in January 2016. We had $0.3 million of general and administrative stock-based compensation expense during the three months ended March 31, 2017 compared to $0.2 million during the comparable period in 2016.

The change in interest expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily attributable to the issuance of our convertible promissory note with a notional value of $1.9 million in September 2016.

In connection with the private placement of our Series A preferred stock and common stock warrants, we determined the warrants to be classified as liabilities and subject to remeasurement at each reporting period. As a result of the liability classification, we recognized $10.2 million in excess fair value of the common stock warrants over the gross proceeds from our private placement. We also recognized $2.9 million in placement agent commission and other offering costs. For the three months ended March 31, 2017, we recorded a $12.9 million expense for the change in fair value of our common stock warrant liabilities which was primarily attributable to the increase in the market price for our common stock

The Company shall pay a cumulative preferential dividend on each share of the Series A Preferred Stock at a rate of 8.0% per annum, payable in shares of common stock, semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2017. The Company accrued approximately $59,000 in dividends for the three months ended March 31, 2017 related to the dividends.

Liquidity and Capital Resources

Working Capital

We have funded our operations primarily through the sale and issuance of preferred stock, common stock and convertible promissory notes. In March 2017, we sold 12,376,329 units in the Series A Private placement and received approximately $22.1 million in aggregate net cash proceeds, after deducting commissions of approximately $2.4 million and offering expenses of approximately $0.5 million payable by the Company. The final closing of the private placement occurred on March 31, 2017, and the Company received $8.3 million in net proceeds on April 3, 2017. As of March 31, 2017, we had $12.2 million in cash and cash equivalents, working capital deficit of $31.0 million and an accumulated deficit of $88.8 million. We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents to fund our working capital and research and development of our product candidates.

 Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
Net cash (used in) provided by:	2017	2016
Operating activities	$(3,415,901)	$(4,630,189)
Investing activities	(6,372)	8,498,608
Financing activities	14,081,446	—
Net increase in cash and cash equivalents	$10,659,173	$3,868,419

Operating Activities

Net cash used in operating activities of $3.4 million during the three months ended March 31, 2017 was primarily attributable to our net loss of $28.6 million and our net change in operating assets and liabilities of $1.2 million. This amount was offset by $26.0 million in non-cash, warrant related and other financing expenses and $0.4 million in stock-based compensation expense. The net change in our operating assets and liabilities is primarily attributable to the decrease in our accounts payable and accrued expenses due to the payments of employee bonuses and payments to our vendors for professional services and costs associated with our clinical and preclinical activities.

Net cash used in operating activities of $4.6 million during the three months ended March 31, 2016 was primarily attributable to our net loss of $6.2 million that was offset by $0.9 million of non-cash charges and $0.7 million for the net change in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation and common stock issued for advisory services.

Investing Activities

During the three months ended March 31, 2017, we had approximately $6,000 in fixed asset purchases. During the three months ended March 31, 2016, net cash provided by investing activities was $8.5 million and was attributable to the cash acquired in connection with the reverse merger transaction with RestorGenex.

Financing Activities

Net cash provided by financing activities was $14.1 million during the three months ended March 31, 2017 which was attributable to the $14.3 million in proceeds received upon the initial closing of our Series A private placement on March 14, 2017 (but does not include additional amounts received upon the final closing of the private placement on March 31, 2017), offset by $0.2 million in payments for related offering costs. There were no cash related financing activities during the three months ended March 31, 2016.

Capital Requirements

We expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing our lead product candidate, TSC, for use in the treatment of GBM, pancreatic cancer and brain metastases.

To date, we have primarily used debt and equity financings to fund our ongoing business operations and short-term liquidity needs. We expect to continue this practice for the foreseeable future. We believe our cash and cash equivalents as of March 31, 2017, together with the subscription receivables related to the Series A private placement received in April 2017 will be sufficient to fund our planned operations through March 2018.

As of March 31, 2017, we did not have credit facilities under which we could borrow funds or any other sources of committed capital. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise any additional capital in the near-term and/or we cannot significantly reduce our expenses and are forced to terminate our operations, investors may experience a complete loss of their investment.

To the extent that we raise additional capital through the sale of our common stock, the interests of our current stockholders may be diluted. If we issue additional preferred stock or convertible debt securities, it could affect the rights of our common stockholders or reduce the value of our common stock or any outstanding classes of preferred stock. In particular, specific rights granted to future holders of preferred stock or convertible debt securities may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

As disclosed in the Proxy Statement, subject to the approval of our stockholders, we intend to offer up to $20 million shares of our Series B Preferred Stock, each share of Series B Preferred Stock being initially convertible into one share of our common stock, subject to adjustment, and for each share of Series B Preferred Stock purchased in the offering, a 5-year warrant to purchase one share of common stock. The proposed terms of this offering are described in more detail in the Proxy Statement.

THE FOREGOING STATEMENT IS NOT AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY SHARES OF OUR PREFERRED STOCK, SHARES OF OUR COMMON STOCK OR ANY OTHER SECURITIES.

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

Critical Accounting Policies

The Critical Accounting Policies included in our Form 10-K for the year ended December 31, 2016, filed with the SEC pursuant to Section 13 or 15(d) under the Securities Act on March 31, 2017, as amended to this date, have not changed, except as follows:

Estimated fair value of Common Stock Warrants

Common stock warrants issued in conjunction with our Series A convertible preferred stock are accounted for as freestanding financial instruments. These warrants are classified as liabilities on our condensed consolidated balance sheet and are recorded at their estimated fair value. At the end of each reporting period, changes in the estimated fair value during the period are recorded in our condensed consolidated statement of operations. We will continue to adjust these liabilities for changes in fair value until the earlier of their exercise, termination, or other form of settlement. The estimated fair value of common stock warrants is determined by using the Black-Scholes option-pricing model.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	our ability to obtain additional financing;

●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	the success and timing of our preclinical studies and clinical trials;

●	the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	future legislation regarding the healthcare system;

●	the success of competing products that are or may become available; and

●	the performance of third parties, including contract research organizations, collaborators and manufacturers.

You should also read carefully the factors described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2017, as amended, and elsewhere in our public filings to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For this item, please refer to Note 9, Commitments and Contingencies to the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

                Except as set forth below, there have been no material changes in our assessment of risk factors affecting our business since those presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on March 31, 2017. The information set forth in this report should be read in conjunction with the risk factor set forth below and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

                If we cannot continue to satisfy the NASDAQ Capital Market continued listing standards and other NASDAQ rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

In order to maintain our listing on the NASDAQ Capital Market, we are required to comply with NASDAQ rules which include rules regarding minimum stockholders’ equity, minimum share price and certain corporate governance requirements. We may not be able to continue to satisfy the listing standards of the NASDAQ Capital Market and other applicable NASDAQ rules. For example, the accounting treatment of the preferred stock and warrants issued in connection with our March 2017 private placement requires, as a technical accounting matter, that the warrants be recorded as a liability, which has resulted in a reduction of our stockholders’ equity, as of March 31, 2017, below the applicable required level under NASDAQ’s continued listing standards.  While we are currently exploring alternatives to regain compliance with this listing standard, if we are unable to satisfy the NASDAQ criteria for maintaining listing, our common stock could be subject to delisting. If our common stock is delisted, trading, if any, of our common stock would thereafter be conducted in the over-the-counter market. As a consequence of any such delisting, our share price could be negatively affected and our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our common stock.  In addition, it may be difficult to raise additional capital, if needed, as a company whose stock is not listed on NASDAQ  or another exchange.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In March 2017, the Company completed a $25.0 million private placement of its securities by offering units consisting of one share of the Company's Series A Preferred Stock and a warrant to purchase one share of common stock for each share of Series A Preferred Stock purchased in the offering. The Company sold 12,376,329 units and received approximately $22.1 million in aggregate net cash proceeds from the private placement, after deducting placement agent commissions and other offering costs. The final closing of the private placement occurred on March 31, 2017, and the Company received $8.3 million of net proceeds on April 3, 2017. In addition, the Company granted an aggregate of 1,179,558 shares of common stock as compensation to its placement agent in the offering for its services. The securities were issued to accredited investors in reliance upon an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

 Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2017

DIFFUSION PHARMACEUTICALS INC.

By:	/s/ David G. Kalergis
David G. Kalergis
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ben L. Shealy
Ben L. Shealy
Senior Vice President, Finance, Treasurer and Secretary
(Principal Financial Officer)

DIFFUSION PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Certificate of Incorporation of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended
3.2	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 15, 2017
4.1	Form of Warrant issued to Investors in the 2017 Series A Private Placement by Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2017
4.2	Form of Registration Rights Agreement entered into by and among the Company and Investors in the 2017 Series A Private Placement	Filed herewith
10.1	Form of 2017 Series A Private Placement Subscription Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2017
10.2
Placement Agency Agreement, dated January 27, 2017, by and between Diffusion Pharmaceuticals Inc. and Maxim Merchant Capital, a division of Maxim Group LLC, with respect to the Series A Private Placement
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2017
10.3
Amendment to the Placement Agency Agreement, dated March 14, 2017, by and between Diffusion Pharmaceuticals Inc. and Maxim Merchant Capital, a division of Maxim Group LLC, with respect to the Series A Private Placement

Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended
10.4	Lease Agreement, dated March 31, 2017, by and between Diffusion Pharmaceuticals Inc. and One Carlton LLC	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following materials from Diffusion’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
Filed herewith