Form 10-K
period 2017-12-31
Diffusion Pharmaceuticals Inc.
filed 2018-04-02
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 000-24477

DIFFUSION PHARMACEUTICALS INC.

(Exact name of Registrants as specified in their Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	30-0645032 (I.R.S. Employer Identification Number)
1317 Carlton Avenue, Suite 200 Charlottesville, VA (Address of Principal Executive Offices)	22902 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sale price at which the common stock was last sold as of June 30, 2017 (the last business day of the registrant’s second fiscal quarter) as quoted on the Nasdaq Capital Market on that date was approximately $25.3 million.

As of March 13, 2018, 50,526,547 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, in any case, to be filed within 120 days of the end of the period covered by this Annual Report.

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

We are a clinical stage biotechnology company focused on extending the life expectancy of cancer patients by improving the effectiveness of current standard-of-care treatments, including radiation therapy and chemotherapy. We are developing our lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in the many cancer types in which tumor oxygen deprivation (“hypoxia”) is known to diminish the effectiveness of current treatments. TSC is designed to target the cancer’s hypoxic micro-environment, re-oxygenating treatment-resistant tissue and making the cancer cells more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. TSC’s helps regulate the diffusion of oxygen into oxygen-deprived cells (whether cancer cells or normal cells). TSC thus has potential uses in non-oncology indications such as stroke and cardio-vascular disease, where tissue hypoxia is implicated as an underlying causative factor in morbidity and mortality.

Our lead development programs target TSC against cancers known to be inherently treatment-resistant, with a focus on brain cancers. A Phase 2 clinical program, completed in the second quarter of 2015, evaluated 59 patients with newly diagnosed glioblastoma multiforme (“GBM”), a particularly deadly form of primary brain cancer. This open label, historically controlled study demonstrated a favorable safety and efficacy profile for TSC combined with standard of care, including a 37% improvement in overall survival over the control group at two years. A particularly strong efficacy signal was seen in the inoperable patients, where survival of TSC-treated patients at two years was increased by almost four-fold over the controls. In December 2017, the Company initiated the INvestigation of TSC Against Cancerous Tumors (INTACT) Phase 3 trial in the newly diagnosed inoperable GBM patient population. Patient enrollment began in January 2018. The trial will enroll 236 patients in total, with 118 in the treatment arm and 118 in the control arm.

Using its novel mechanism of action, TSC has been shown to safely re-oxygenate a range of tumor types in our preclinical and clinical studies. Diffusion believes its therapeutic potential is not limited to one specific tumor type, thereby making it potentially useful to improve standard-of-care treatments of other life-threatening cancers. Given TSC's safety profile and animal data, we can, with appropriate funding, move directly into Phase 2 studies in other cancers. We also believe that TSC has potential application in other indications involving hypoxia, such as stroke, cardiovascular disease, neurodegenerative diseases and emergency medicine. A program is now being developed in cooperation with UCLA and the University of Virginia, to test TSC in the treatment of acute ischemic stroke, with an in-ambulance Phase 2 trial being planned This trial, named the PreHospital Acute Stroke Therapy - TSC (PHAST - TSC) is expected to enroll 160 patients, with 80 in the treatment arm and 80 in the control arm.

In addition to the TSC programs, we are exploring alternatives regarding how best to capitalize upon our product candidate RES-529, which may include possible out-licensing and other options. RES-529 is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase 1 clinical trials for age-related macular degeneration and was in preclinical development in oncology, specifically GBM. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and can cross the blood brain barrier.

Summary of Current Product Candidate Pipeline

The following tables, as of December 31, 2017, summarizes the planned clinical indications for Diffusion’s lead molecule, TSC:

Technology Overview

In oncology, our proprietary technology is targeted at overcoming treatment-resistance in solid cancerous tumors by combining our lead product candidate, TSC, with standard-of-care radiation and chemotherapy regimens, thus effecting a better patient survival outcome without the addition of harmful side effects.

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

It is proposed that TSC works by altering the molecular arrangement of the water molecules in blood plasma (which is composed of 90% water), with the altered structure being less dense - and thus less resistant to oxygen diffusion - than untreated blood plasma. A water molecule is composed of two hydrogen atoms and one oxygen atom, with a net positive charge found on the hydrogen atoms and a net negative charge found on the oxygen atom. This results in the formation of hydrogen bonds, which are an attraction between the net-negatively charged oxygen of one water molecule and the net-positively charged hydrogen atoms of another water molecule. Theoretically, one water molecule can form four hydrogen bonds with neighboring water molecules. However, the literature on the subject indicates that a water molecule actually forms, on average, 2 to 3.6 hydrogen bonds. By promoting an increase in the average number of hydrogen bonds among the water molecules comprising the bulk of blood plasma, TSC enhances the ability of oxygen to diffuse more easily through the plasma and into hypoxic tissue.

In March 2017, we received a patent relating to bipolar trans carotenoid salts and their uses. This patent expands the coverage of the therapeutic use of TSC and other related compounds to five hypoxia-related conditions including congestive heart failure, chronic renal failure, acute lung injury (ALI), chronic obstructive pulmonary disease (COPD) and respiratory distress syndrome (RDS).

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

While GBM is the most common form of primary brain tumor involving glial cells, it is still relatively rare, as approximately 12,000 people in the United States were diagnosed with GBM in 2017. The median age of GBM diagnosis is approximately 65 years, with the incidence of GBM in those over 65 increasing rapidly as shown by a doubling in incidence from 5.1 per 100,000 in the 1970s to 10.6 per 100,000 in the 1990s. Those diagnosed with the disease have a grim prognosis, with the median survival time of untreated patients being 4.5 months. Current standard-of-care treatment only provides 14-16 months of survival time after diagnosis.

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

GBM Therapies Under Development

There are a number of companies developing GBM therapies. For example, a search on the website www.clinicaltrials.gov yields over 300 results for “glioblastoma multiforme” and “open trials.” Most of these trials focus on the recurrent patient population, whereas our target population is newly diagnosed inoperable patients. In addition to the therapeutics previously mentioned, other GBM trials include Northwest Therapeutics’ DCVax®-L, Bristol-Myers Squibb’s Nivolumab/Ipilimumab and AbbVie’s Veliparib. In addition, the medical device company Novocure has been developing a novel approach called Tumor Treating Fields (“TTFields”) using low intensity, alternating electric fields within the intermediate frequency range. TTFields are believed to disrupt cell division through physical interactions with key molecules during mitosis. This medical device approach has shown some success in the recurrent GBM patient population and in some geographic areas may be becoming a part of the standard of care. There are a number of companies developing GBM therapies. For example, a search on the website www.clinicaltrials.gov yields over 300 results for “glioblastoma multiforme” and “open trials.” Most of these trials focus on the recurrent patient population, whereas our target population is newly diagnosed inoperable patients. In addition to the therapeutics previously mentioned, other GBM trials include Northwest Therapeutics’ DCVax®-L, Bristol-Myers Squibb’s Nivolumab/Ipilimumab and AbbVie’s Veliparib. In addition, the medical device company Novocure has been developing a novel approach called Tumor Treating Fields (“TTFields”) using low intensity, alternating electric fields within the intermediate frequency range. TTFields are believed to disrupt cell division through physical interactions with key molecules during mitosis. This medical device approach has shown some success in the recurrent GBM patient population and in some geographic areas may be becoming a part of the standard of care. Other recent approaches include combination immuno-oncology trials. For example, Inovio Pharmaceuticals, Inc. has a Phase 1b/2a immuno-oncology safety study underway in patients with newly diagnosed GBM designed to evaluate cemiplimab (also known as REGN2810), a PD-1 inhibitor developed by Regeneron Pharmaceuticals, Inc.), in combination with Inovio’s INO-5401 T cell activating immunotherapy encoding multiple antigens and INO-9012, an immune activator encoding IL-12.  The primary endpoints are safety and tolerability but the study will also evaluate immunological impact, progression-free survival and overall survival.

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

Trans Sodium Crocetinate Phase 1/2 Clinical Trial in GBM

We have evaluated TSC in 128 human subjects in various Phase 1 and Phase 2 clinical trials to date, with no serious adverse events attributable to TSC. Our Phase 1/2 clinical trial of TSC in patients with newly diagnosed GBM completed in 2015 is described in more detail below. TSC is currently being tested in newly diagnosed inoperable GBM patients in our on-going Phase 3 INTACT clinical trial that.,

Our Phase 1/2 clinical trial in GBM enrolled 59 newly diagnosed patients who received TSC in conjunction with radiation and TMZ. In the Phase I portion of the trial, TSC was initially administered three times per week at half-dose to three patients prior to radiation. Subsequently, six additional patients received full-dose TSC for six weeks in combination with radiation. No dose-limiting toxicities were identified in the nine patients during the Phase I portion of the trial, nor were any serious adverse events relating to the drug observed. Fifty additional patients were enrolled in the Phase II trial and received full-dose TSC in combination with TMZ and radiation therapy. Four weeks after completion of radiation therapy, all patients underwent chemotherapy with higher doses of TMZ for five (5) days every four weeks, but no further TSC was administered.

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

End-of-Phase 2 FDA Meeting and TSC Phase 3 GBM Clinical Trial

Following the announcement of the results of the 2015 Phase 1/2 clinical trial in GBM, we held an end of Phase 2 meeting with the FDA in August 2015 to discuss planning for a Phase 3 clinical trial. At the meeting and subsequent thereto, guidance was received on a trial design for the Phase 3 study, including:

●	A single, randomized trial of the agreed upon design, if successful, can serve as the basis for an application for approval.

●

The trial will consist of 236 newly diagnosed inoperable GBM patients with half given TSC in conjunction with standard-of-care radiation and TMZ and half receiving standard-of-care radiation and TMZ only.

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

Phase 3 INTACT clinical trial has begun enrollment

The INTACT clinical trial is an open-label, randomized, controlled, Phase 3 safety and efficacy registration trial. Subjects will be randomized at baseline to SOC for first-line treatment of GBM plus TSC, or to SOC alone. The SOC for GBM is temozolomide plus RT for 6 weeks followed by 28 days of rest, followed by 6 cycles of post-radiation temozolomide treatment.

TSC will be administered during both the RT and post-radiation temozolomide treatment periods to those subjects so randomized.

During the RT treatment period subjects will receive:

●	Focal RT delivered as 60Gy/30 fractions scheduled at 2Gy/day for 5 days each week (Monday through Friday) for 6 weeks.

●

Temozolomide 75 mg/m2 orally once daily (usually administered the night preceding each RT session) starting the evening before the first RT session over a period of 42 calendar days with a maximum of 49 days.

●	TSC 0.25 mg/kg IV for 3 days each week (e.g., Monday, Wednesday, Friday or other schedule that supplies a minimum 3 TSC doses per week) administered between 45 to 60 minutes prior to each RT session.

During the 28-day rest period all subjects will receive no treatment.

During the post-radiation 6-cycle temozolomide treatment period:

●	All subjects will receive 28-day oral temozolomide (150 mg/m2 first cycle and 200 mg/m2 all subsequent cycles as tolerated) administered on Day 1-5 (Monday through Friday) of each 28-day cycle.

●	Controls will receive oral temozolomide at night at home per the SOC and are not required to attend clinic visits during this period.

●

Subjects randomized to TSC will receive TSC 1.5 mg/kg (or another dose if recommended by the DSMB) 1.5 to 2 hours before their temozolomide dose during the daytime for 3 days during the first week of each 28-day cycle (Days 1, 3, 5; e.g., Monday, Wednesday, Friday or other schedule that supplies at minimum 3 TSC doses per week).  The Tuesday, Thursday doses will be given at night at home.  Long-acting antiemetics may be administered prior to daytime temozolomide dosing on Days 1, 3, 5.

The safety, tolerability and pharmacokinetics (“PK”) of TSC at higher doses than 0.25 mg/kg with temozolomide will be assessed during adjuvant therapy. TSC at doses between 0.25 mg/kg and up to 1.5 mg/kg in combination with concomitant temozolomide will be assigned (not randomized) in the first 8 subjects enrolled in the INTACT trial. These patients will undergo RT plus temozolomide plus TSC treatment (0.25 mg/kg) for 6 weekly cycles followed by 4 weeks of rest in standard fashion. At the Week 10 clinic visit the same 8 subjects will be assigned to treatment, with 2 subjects each assigned to TSC at doses of 0.25, 0.50, 1.0 and 1.5 mg/kg.  These subjects will be studied in parallel for 2 full 28-day cycles with inclusion of appropriate blood sampling collection for TSC and temozolomide PK. The Data Safety Monitoring Board (“DSMB”) will examine the resultant safety data after 2 full cycles (Weeks 11 through 18 of post-radiation temozolomide treatment period; Days 1 to 56). The DSMB may recommend continued use of the 1.5 mg/kg TSC dose for the post-radiation temozolomide treatment period, or may prescribe another dose based on their observations. Subjects then entering into the INTACT trial will be randomized at baseline between TSC plus SOC, or SOC alone.

The baseline assessment for determining progression-free survival (“PFS”) and overall response rate (“ORR”) will be at 10 weeks via MRI using the “modified Response Assessment in Neuro-Oncology” (“mRANO”), and to rule out pseudo-progression. The hazard ratio for the trial will be 0.67, which corresponds to 22% two-year survival in the TSC arm, the lower limit of the 95% confidence interval for the biopsy-only subjects in Diffusion’s Phase 2 trial, and 10% survival in the SOC arm. The estimated median survival is therefore 10 months for the SOC arm vs. 14.9 months for the TSC plus SOC arm. In order to achieve 80% power, the trial requires 118 subjects in each arm.

The study will achieve the designed 80% statistical power at 198 events, where an event is defined as death. The first analysis will occur at the earlier of two years follow-up for all subjects or 198 events. If the first analysis is at 198 events, the analysis will be a standard 2-sided stratified log-rank test at the ☐☐=0.05 significance level. If the first analysis is at two years, the Company will perform the analysis using the O’Brien-Fleming Method.

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

Since its approval in 1996, gemcitabine has been partnered with approximately 30 different agents in late-stage clinical trials in an attempt to improve upon the effectiveness of gemcitabine alone in treating patients with metastatic pancreatic cancer. Only two of these trials have demonstrated improved efficacy, leading to FDA approvals - erlotinib (Tarceva®) and nab-paclitaxel (Abraxane®).

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

In addition, he FDA has approved Onivyde® (irinotecan liposome injection) in combination with fluorouracil and leucovorin, to treat patients with metastatic pancreatic cancer who were previously treated with gemcitabine-based chemotherapy. In the pivotal clinical trial, patients treated with Onivyde® plus fluorouracil/leucovorin lived an average of 6.1 months, compared to 4.2 months for those treated with only fluorouracil/leucovorin.

Pancreatic Cancer Market Analysis

It is estimated that every year approximately 49,000 people are diagnosed with pancreatic cancer in the United States. More than half of these patients will be diagnosed with metastatic disease. The five-year survival rates for patients with pancreatic cancer are dismal (<14%) and are particularly bad for those with metastatic disease (~1%).

The current standard-of-care for patients with metastatic pancreatic cancer includes gemcitabine combined with either erlotinib or nab-paclitaxel. Gemzar® (gemcitabine) is now available as a generic, however prior to losing patent protection the drug generated peak revenues of approximately $700 million in the United States for Eli Lilly. Tarceva® (erlotinib), which is approved for the treatment of metastatic non-small cell lung cancer and metastatic pancreatic cancer, is marketed by Roche and Astellas and sales of the drug generated $1.05 billion in revenue in 2016. Abraxane® (nab-paclitaxel), which was approved for the treatment of breast cancer in 2005 and non-small cell lung cancer in 2012, was approved by the FDA in 2013 for the treatment of metastatic pancreatic cancer. Sales of Abraxane® totaled $973 million in 2016 for all indications.

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

Proposed Plans for TSC Phase 2 Clinical Trial in Pancreatic Cancer

A planned Phase 2 clinical trial for TSC in pancreatic cancer is based on preclinical safety and efficacy data, and findings from the Phase 1/2 clinical trial in GBM, as well as the facts noted above, assuming appropriate funding. Global experts in the field agree that pancreatic cancer is an appropriate target for expansion of the use of TSC.

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

Plans for TSC Phase 2/3 Clinical Trial in Metastatic Brain Cancer

We are planning to conduct a Phase 2/3 clinical trial in metastatic brain cancer after further discussions with experts and the FDA regarding trial design, end-points, and patient numbers, assuming appropriate funding.

In December 2012, the FDA granted us Orphan Drug Designation for the use of TSC in brain metastases.

Plans for TSC Phase 2 Clinical Trial in Acute Ischemic Stroke

In January 2018 an abstract titled “PreHospital Acute Stroke Therapy with Trans Sodium Crocetinate (PHAST-TSC),” was presented at the International Stroke Conference in Los Angeles. The abstract introduced the design and rationale for the planned Phase 2 PHAST-TSC study, highlighting the potential benefits of TSC in patients with acute ischemic or hemorrhagic stroke in a pre-hospital setting. The abstract noted that TSC is a promising neurotherapeutic that enhances the diffusion of oxygen in hypoxic tissues by altering the structure of water molecules in blood plasma, thus facilitating the transport of oxygen to the site of the stroke and helping prevent brain tissue damage and neuronal death. TSC has shown benefit for both ischemic and hemorrhagic stroke in preclinical studies, and has demonstrated safety and efficacy signals in human trials in patients with glioblastoma multiforme (GBM) and peripheral arterial disease (PAD).

The planned Phase 2, randomized, double-blind, placebo-controlled trial calls for administering TSC to ambulance-transported patients within two hours of the onset of a suspected acute stroke. It is anticipated that 160 patients will be enrolled in this trial, which could begin in 2018, assuming appropriate funding. The pre-hospital, ambulance-based treatment strategy originated at UCLA with the FAST-MAG trial. Two of the physicians involved in that trial, Drs. Saver and Sanossian, will be principal investigators in Los Angeles. A smaller number of patients will be enrolled at the University of Virginia Medical Center in Charlottesville, with Drs. Johnston and Southerland as principal investigators.

Description of Other Indications/Products

We have rights to and own technologies and potential products beyond those described above, including analog molecules as backups to TSC. It is our strategy to focus at the current time on our TSC for oncology, specifically GBM and pancreatic cancer, as well as acute eschemic stroke. At the current time, the bulk of our cash resources for clinical development is dedicated to the Phase 3 trial for TSC in inoperable GBM. While we believe we have adequate cash resources to continue operations through June 2019, we will need to raise additional funds in order to complete this trial. We do not expect to commence any clinical trials beyond the inoperable GBM trial unless we are able to raise additional capital or make alternative financing arrangements for any such trial. Beyond those described herein, we also intend to continue to review our technologies and potential products on a regular basis and consider internal development in the future and the potential to out-license portions of our technology and potential products to other biopharmaceutical companies with greater focus and resources than ours, or potentially in-license late stage products which are in or ready for human clinical trials.

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

Competition

Our industry is highly competitive and subject to rapid and significant change. Potential competitors in the United States are numerous and include major pharmaceutical and specialty pharmaceutical companies, universities and other institutions. We generally divide our competition in the pharmaceutical industry into four categories: (1) companies with large research and developmental departments that develop and market products in many therapeutic areas; (2) companies that have moderate research and development capabilities and focus their product strategy on a small number of therapeutic areas; (3) small companies with limited development capabilities and only a few product offerings; and (4) university and other research institutions. Many of our competitors have longer operating histories, greater name recognition, substantially greater financial resources and larger research and development staffs than we do, as well as substantially greater experience than us in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. A significant amount of research is carried out at academic and government institutions. These institutions are aware of the commercial value of their findings and are aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed.

There are several firms, including NuvOx and Azanta, currently marketing or developing products that may be competitive with our products, including therapeutics and devices. We believe TSC is a first-in-class novel small molecule that re-oxygenates hypoxic tissue, enhancing efficacy of radiation and chemotherapy without harmful side effects.

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

Research and Product Development

We incurred approximately $5.1 million in 2017 and $7.3 million in 2016 on research and product development activities that related primarily to activities associated with the synthesis and formulations of our products then in development, additional preclinical studies and planning for Phase I/Phase II studies.

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

As of December 31, 2017, we owned approximately 13 issued U.S. patents and 4 issued foreign patents, which include granted European, Japanese, Chinese and Indian patent rights, and over 30 pending patent applications worldwide, covering the product candidates we currently intend to develop. Our current patents expire between 2023 and 2031. TSC has been granted Orphan Drug Designation for the treatment of both GBM and metastatic brain cancer and an application is pending for pancreatic cancer. A formulation patent provides protection for the TSC oral drug product until 2031 with extensions possible.

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

Employees

As of December 31, 2017, we had 11 employees, including 5 in product development and 6 in management or administrative positions. We also have engaged several independent consultants to support our organization.

Directors and Executive Officers

The table below sets forth, as of March 15, 2018, certain information concerning our current directors and executive officers. No family relationships exist among any of our directors or executive officers.

Name	Age	Position with Diffusion
David G. Kalergis	69	Chairman and Chief Executive Officer
John L. Gainer, Ph.D.	79	Director and Chief Scientific Officer
David R. Jones, M.D.	54	Chief Medical Officer
Ben L. Shealy	60	Senior Vice President – Finance, Treasurer and Secretary
William Hornung	49	Chief Business Officer
Thomas Byrne	60	General Counsel
Isaac Blech	68	Vice Chairman
Robert Adams	67	Director
Mark T. Giles	63	Director
Alan Levin	55	Director
Robert Ruffolo	67	Director

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

William Hornung – Mr. Hornung serves as our Chief Business Officer, a position he has held since August 2017. Mr. Hornung joined Diffusion from Contravir Pharmaceuticals, where he served as Chief Financial Officer from June 2014 to November 2015 and helped the company up-list to NASDAQ and raise nearly $30 million. Prior to Contravir, from 2002 through 2014 Mr. Hornung held positions of increasing responsibility with PTC Therapeutics, most recently serving as Vice President of Finance from April 2012 to March 2014. While at PTC Therapeutics he oversaw the IPO process and raised more than $1 billion. From 1998 through 2002 Mr. Hornung was with Elan Pharmaceuticals (formerly The Liposome Company) in various financial roles. At Liposome and Elan he was responsible for strategic planning and operations of the company's UK-based European headquarters. Earlier in his career Mr. Hornung worked for a clinical research organization where he was responsible for project management and nearly all financial aspects of the company. Mr. Hornung holds a Bachelor of Science in Accounting from the William Paterson State University of New Jersey

Isaac Blech – Mr. Blech has served as a director since August 2016. Mr. Blech’s current roles include serving as vice chairman of the board of directors of Edge Therapeutics, Inc., a clinical-stage biotechnology company, founder and director of Cerecor, Inc., a CNS company, director of ContraFect Corporation, an infectious disease company, director of Medgenics, Inc., a biotechnology company, and vice chairman of InspireMD, a stent company. He is vice chairman of the boards of directors of Centrexion Corporation, a private company which is developing new modalities of pain control, Regenovation, Inc., a private company developing new ways to regenerate human tissue, X4 Pharmaceuticals, a private cancer immunology company, Sapience Therapeutics, a private oncology company, Aridis Pharmaceuticals, a private company with a product to treat pneumonia, WaveGuide Corporation, a private company developing the world’s smallest NMR machine, SpendSmart Networks, Inc., a private electronic rewards company, and root9B Technologies, a private cyber security company. Over the past 35 years, Mr. Blech has founded and served on the boards of directors of companies which have produced major advances in a broad array of diseases, including the diagnosis of chlamydia, herpes, syphilis and HIV and the treatment of cystic fibrosis, sexual dysfunction, multiple myeloma and brain cancer. Mr. Blech was previously a member of the board of directors of the Company prior to the Merger.

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

Robert R. Ruffolo, Jr – Dr. Ruffolo has served as a director since July 2017 and is currently the President of Ruffolo Consulting, LLC, a position he has held since 2008. Prior to starting his consulting firm, he formerly served as President of Research and Development and as Corporate Senior Vice President for Wyeth Pharmaceuticals from 2002 to 2008, prior to Wyeth's acquisition by Pfizer in 2009. Before joining Wyeth in 2000, Dr. Ruffolo spent 17 years at SmithKline Beecham Pharmaceuticals (now GlaxoSmithKline) where he was Senior Vice President and Director of Biological Sciences, Worldwide, and prior to that, he spent 6 years at Lilly Research Laboratories where he was Chairman of the Cardiovascular Research Committee. Dr. Ruffolo received a B.S in pharmacy and his Ph.D. in pharmacology from The Ohio State University.

Corporate Information and History

We are a Delaware corporation that was originally incorporated in the State of Nevada on January 10, 1995. We reincorporated into the State of Delaware on June 18, 2015. Our corporate headquarters are located at 1317 Carlton Avenue, Suite 200, Charlottesville, Virginia 22902, our telephone number is (434) 220-0718, and our Internet web site address is www.diffusionpharma.com. The information contained on our web site or connected to our web site is not incorporated by reference into and should not be considered part of this annual report on Form 10-K.

Merger with RestorGenex

On January 8, 2016, we completed the Merger with Diffusion LLC in accordance with the terms of the Merger Agreement. As a result of the Merger, Diffusion LLC, the surviving company in the Merger, became a wholly owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), each outstanding unit of membership interest of Diffusion LLC (the “Diffusion Units”) was converted into the right to receive 0.3652658 shares of our common stock, as determined pursuant to the Merger Agreement (the “Exchange Ratio”). Also, at the Effective Time, the rights of the holders of each outstanding convertible promissory note convertible into Diffusion Units (the “Diffusion Convertible Notes”) to convert such Diffusion Convertible Notes into Diffusion Units, was converted into the right to convert such securities into a number of shares of common stock equal to the number of Diffusion Units such Diffusion Convertible Note would be convertible into pursuant to its terms multiplied by the Exchange Ratio. In addition, at the Effective Time and as a result of the Merger, all outstanding options to purchase Diffusion Units were converted into and became options to purchase common stock on terms substantially identical to those in effect prior to the Effective Time, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio.

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

Available Information

We make available, free of charge and through our Internet web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available, free of charge and through our Internet web site, to any stockholder who requests, the charters of our board committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Requests for copies can be directed to Investor Relations at (434) 220-0718.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	our ability to obtain additional financing;

●	our estimates regarding expenses, capital requirements and needs for additional financing;

●	the success and timing of our preclinical studies and clinical trials;

●	the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	recently enacted and future legislation regarding the healthcare system;

●	our ability to maintain our listing on the Nasdaq Capital Market;

●	the success of competing products that are or become available; and

●	the performance of third parties, including contract research organizations and manufacturers.

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

We are a clinical-stage biotechnology company and, as a result, we have a limited operating history and there is little historical basis from which to assess how we will respond to competitive or economic challenges or other challenges to our business. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by similarly situated companies.

We have limited cash resources, have generated substantial net losses and negative cash flow from operations since our inception, and we continue to incur significant research, development and other expenses related to our ongoing operations for other product candidates. We expect to incur losses and negative cash flow for the foreseeable future. Our ability to generate sufficient revenues from our product candidates, if approved, will depend on numerous factors described in the following risk factors and elsewhere in this report. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity.

We currently generate no revenue from the sale of products and may never become profitable.

To date, we have not generated any revenues from our product candidates. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when any of these products will generate revenue for us, if at all. Our ability to generate revenue from our current product candidates or future products also depends on a number of additional factors, including our ability to:

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

We will require additional capital to fund our operations which may not be available on acceptable terms or at all. If we fail to obtain necessary financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. At the current time, the bulk of our cash resources for clinical development is dedicated to the Phase 3 trial for TSC in inoperable GBM. While we believe we have adequate cash resources to continue operations through June 2019, we will need to raise additional funds in order to complete this trial. We do not expect to commence any clinical trials beyond the inoperable GBM trial unless we are able to raise additional capital or make alternative financing arrangements for any such trial.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Conditions in the credit markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

Risks Related to Development, Regulatory Approval and Commercialization

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, which include products primarily for the treatment of glioblastoma multiforme, pancreatic cancer, stroke and brain metastases.

Our portfolio of product candidates includes TSC, which is a novel small molecule that re-oxygenates hypoxic tissue, enhancing the efficacy of radiation and chemotherapy without harmful side effects in Phase 3 clinical development for glioblastoma multiforme. In addition, TSC may have potential applications in pancreatic cancer, stroke and brain metastases. The success of our business, including our ability to finance our company and generate any revenue in the future, primarily will depend on the successful development, regulatory approval and commercialization of our product candidates. In the future, we may also become dependent on one or more other product candidates or any future product candidates that we may in-license, acquire or develop. There have been many failures in drugs that other companies have tried to develop to treat the indications the company is or may be pursuing, including glioblastoma multiforme, pancreatic cancer, stroke and brain metastases. There can be no assurance that the company will have success where others have failed.

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

We or any partner with which we may collaborate may suffer significant setbacks in our or their clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. In the event that we or our potential partners abandon or are delayed in the clinical development efforts related to our product candidates, we may not be able to execute on our business plan effectively and our business, financial condition, operating results and prospects would be harmed.

For example, we recently opened for enrollment and dosed our first patient under the protocol permitted by the FDA with respect to our Phase 3 clinical study of TSC. Although enrollment and dosing has commenced, there can be no assurance that we will not in the future encounter difficulties and/or delays in enrolling patients, opening additional clinical sites or other aspects of the study. In addition, we do not anticipate receiving data from the Phase 3 clinical study for a number of years, which time period could be further delayed by any such difficulties. Any of the foregoing could have a negative impact on our business, financial condition or prospects.

We may be unable to obtain regulatory approval for TSC or our other future product candidates for the indications of which we are seeking under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of health care products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than us. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our expected target physicians, which could inhibit our market penetration efforts.

Many pharmaceutical companies currently offer products, and continue to develop additional alternative product candidates and technologies, for indications similar to those targeted by our product candidates. We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Certain of our product candidates, if approved, will present novel therapeutic approaches for the approved indications and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our products, when and if approved, provide an attractive alternative to existing and other new therapies. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects. For more information about the competition we face, see “Business—Competition.”

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

We have obtained product liability insurance coverage for our clinical trials. However, large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects and our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. We will need to increase our product liability coverage if any of our product candidates receive regulatory approval, which will be costly, and we may be unable to obtain this increased product liability insurance on commercially reasonable terms, or at all. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, financial condition, operating results and prospects.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of any partner with which we may collaborate. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which are expected to impact existing government healthcare programs and result in the development of new programs. The Affordable Care Act, among other things, (1) increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to certain individuals enrolled in Medicaid managed care organizations, (2) established annual fees on manufacturers of certain branded prescription drugs and (3) enacted a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

Further, the Protecting Access to Medicare Act of 2014, signed into law in April 2014, provides for a 0.5% change from 2013 federal payment rates under the Medicare Physician Fee Schedule through 2014 and a 0% update from January 1 until April 1, 2015. Congressional failure to intervene to prevent these changes in payment rates may adversely affect our future revenue and operating results. The 21st Century Cures Act, which the U.S. House of Representatives passed in July 2015 and President Obama signed into law in December 2016, provides a wide range of reforms, such as broadening the types of data required to support drug approval, extending protections from genetic competition, accelerating approval of breakthrough therapies, expanding the orphan drug product program, and clarifying how manufacturers communicate about their products.

Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The Trump administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. More recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted

We operate in a highly regulated industry such that the potential for legislative reform provides uncertainty and potential threats to our operating models and results.

The delivery of healthcare services and products is highly regulated in most of the countries in which we may operate. Proposals for legislative reform in these countries are often introduced to improve access to care, address quality of care issues and manage costs of the healthcare system. In the US, the Trump administration and the 115th Congress have publicly announced their intention to pursue, and may enact, significant changes to existing health care programs. Certain health insurance provisions of Affordable Care Act, if not many more Affordable Care Act provisions, are likely targets for change. Changes of this nature could have significant effects on our businesses, both positive and negative, but the outcomes are impossible to predict.

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

Additional health care reform legislation further strengthened these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

We also rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. In the event an existing supplier fails to supply product on a timely basis or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or if we or our manufacturers are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we likely would incur added costs and delays in identifying or qualifying replacement manufacturers and materials and there can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely. We and our manufacturers do not currently maintain inventory of these APIs and other substances and materials. Any interruption in the supply of an active pharmaceutical ingredient ("API") or other substance or material or in the manufacture of a finished product could have a material adverse effect on our business, financial condition, operating results and prospects.

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

We have relied upon supply agreements with third parties for the manufacture and supply of the bulk active pharmaceutical ingredients used in certain of our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon a single source as the sole manufacturer of our supply of APIs for certain of our product candidates. Although we have identified alternate sources for these supplies, it would be time-consuming and costly to qualify these sources. Since we currently obtain our API from this manufacturer on a purchase-order basis, either we or the supplier may terminate our arrangements, without cause, at any time without notice. If our supplier was to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development.

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

The development and potential commercialization of our product candidates will require substantial additional cash to fund expenses. In order to fund further development of our product candidates, we may collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate partners. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the partner’s resources and experience, the terms and conditions of the proposed collaboration and the proposed partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials; the likelihood of approval by the FDA or other regulatory authorities; the potential market for the subject product candidate; the costs and complexities of manufacturing and delivering such product candidate to patients; the potential of competing products; any uncertainty with respect to our ownership of our intellectual property; and industry and market conditions generally. The partner may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential partners. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future partners. Collaborations typically impose detailed obligations on each party. If we were to breach our obligations, we may face substantial consequences, including potential termination of the collaboration, and our rights to our partners’ product candidates, in which we have invested substantial time and money, would be lost.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, clinical, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our Chief Executive Officer, Chief Scientific Officer, Chief Business Officer and our Senior Vice President – Finance, Treasurer and Secretary, certain consultants and members of our Board who are well known and respected in our industry. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. With the exception of our Chief Executive Officer, Chief Scientific Officer, Chief Business Officer and our Senior Vice President – Finance, Treasurer and Secretary, each of whom is subject to an employment agreement, we employ our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

Security breaches and other disruptions in our information technology systems could limit our capacity to effectively monitor and control our operations, compromise our or third parties’ confidential information or otherwise adversely affect our operating results or business reputation.

Our information technology systems, some of which are managed by third parties, facilitate our ability to monitor and control our operations and adjust to changing market conditions, including processing, transmitting, storing, managing and supporting a variety of business processes, activities and information. Further, as we pursue our growth and business development strategy and pursue new initiatives that improve our operations, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Any disruption in any of these systems or the failure of any of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions.

Additionally, we collect and store sensitive data, including proprietary business information and the proprietary business information of third parties, in data centers and on information technology networks, including cloud-based networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or natural disasters or other catastrophic events. Further, the growing use and rapid evolution of technology, including mobile devices, has heightened the risk of unintentional data breaches or leaks. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, as security threats continue to evolve we may need to invest additional resources to protect the security of our systems or to comply with privacy, data security, cybersecurity and data protection laws applicable to our business. Any failure to effectively prevent, detect and/or recover from any such access, disclosure or other loss of information, or to comply with any such current or future law related thereto, could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect our business.

Our ability to utilize our net operating loss (“NOL”) carryforwards and other deferred tax assets may be limited.

As of December 31, 2017, the Company had $41.2 million in NOL carryforwards available to reduce future taxable income, if any, for income tax purposes. If not utilized, the federal and Virginia NOL carryforwards will begin expiring during the year ended December 31, 2034. Under Section 382 of Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that our reverse merger in January 2016, and other transactions that have occurred, triggered an “ownership change” limitation that significantly limited our ability to utilize our NOL carryforwards. Our 2017 and 2018 financing transactions may have also triggered an ownership change, which could further limit our ability to utilize our NOL carryforwards. We have yet to determine this potential limitation. We may also experience ownership changes in the future as a result of equity offerings and other shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and other deferred tax assets to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, similar limitations may apply at the state level and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The United States has enacted and is currently implementing wide-ranging patent reform legislation. Further, U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the scope and value of patents, once obtained.

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

Our common stock is currently listed on the Nasdaq Capital Market. To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million.

There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. For example, on March 2, 2018, we received a written notice from the staff (the “Staff”) of the Listing Qualifications Department of NASDAQ indicating we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from the date of such notice, or until August 29, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

The trading volume of our Common Stock has historically been low and extremely volatile, which may result in decreased periods of liquidity or large, short-term fluctuations in our stock price.

The number of shares of our Common Stock being traded on a daily basis has historically been low and extremely volatile. Since January 8, 2016, the date we completed the Merger, through March 13, 2018, the daily trading volume for our Common Stock ranged from zero shares to 14,032,030 shares (after giving effect to the Reverse Stock Split). The quotation of our Common Stock on the NASDAQ Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists.

Any holder of our Common Stock wishing to sell his, her or its shares may cause a significant fluctuation in the trading price of our Common Stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation in our Common Stock. Such volatility may be the result of broad market and industry factors. In addition to market and industry factors, the price and trading volume for Common Stock may be highly volatile for factors specific to our own operations, many of which are beyond our control, including those described elsewhere in and incorporated into this Memorandum and our public filings.

Future sales of common stock or securities convertible into common stock may depress our stock price.

Sales of a substantial number of shares of Common Stock or securities convertible into Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Common Stock. If a large number of shares of Common Stock or securities convertible into Common Stock are sold in the public market, the sales could reduce the trading price of Common Stock and impede our ability to raise future capital. In connection with the equity financing from January 2018, all of the Series A Convertible Preferred Stock converted to shares of Common Stock, and make-whole and accrued dividends on the Series A Convertible Preferred Stock were paid in shares of Common Stock, with an aggregate of [X] shares of Common Stock being issued. All of such shares are covered by effective registration statements, pursuant to which the holders can sell such shares into the public market. In addition, in connection with the same financing, the Company issued warrants to purchase [Y] shares of Common Stock, which when added to the other warrants outstanding to purchase shares of Common Stock, total [Z] shares, which upon the exercise thereof, could result in an additional aggregate of [AA] shares of Common Stock being sold into the public market.

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

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2017. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Senior Vice President - Finance our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

The anti-takeover provisions under Delaware corporate law may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with stockholders owning in excess of 15 percent (15%) of our outstanding voting stock for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated articles of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

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

•	provide that our Board is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

We need to raise substantial additional funds to continue our operations, fund additional clinical trials of our product candidates and potentially commercialize our product candidates. We plan to continue to finance our operations with a combination of equity issuances, debt arrangements and a possible partnership or license of development and/or commercialization rights to our product candidates. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience additional dilution, which may be significant.

In addition, pursuant to our 2015 Equity Incentive Plan, as amended, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. As of March 13, 2018, the number of shares of our common stock we have reserved for issuance under our 2015 Equity Incentive Plan is 185,076 and future option grants and issuances of common stock under our 2015 Equity Incentive Plan will dilute the percentage ownership of our investors and may adversely affect the market price of our common stock.

Further, future sales of a substantial number of shares of common stock or securities convertible into common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and impede our ability to raise future capital. The exercise of our outstanding warrants into common stock would dilute the ownership interest of existing holders of common stock.

Our directors, executive officers and principal stockholders exert significant influence over us and could impede a change of corporate control.

As of March 13, 2018, our directors, executive officers and holders of more than five percent of common stock, together with their affiliates, beneficially owned, in the aggregate, 5.5% of our outstanding common stock (See “Security Ownership of Certain Beneficial Owners and Management”). As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of common stock by:

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

Our principal executive office is located in a leased facility in Charlottesville, Virginia, where we lease approximately 8,000 square feet of office space for approximately $10,000 per month.

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

Market Price

Our common stock trades publicly on the NASDAQ Capital Market under the symbol “DFFN.” Prior to November 9, 2016, our common stock traded on the OTCQX over-the-counter bulletin board. The following table sets forth the high and low daily sale prices for our Common Stock, as quoted by the NASDAQ Capital Market or the OTCQX, as applicable, for each calendar quarter during 2017 and 2016, after giving effect to the Reverse Stock Split. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2017	High	Low
Fourth Quarter	$1.16	$1.06
Third Quarter	3.04	1.34
Second Quarter	3.93	2.26
First Quarter	15.50	2.01
2016	High	Low
Fourth Quarter	$7.00	$1.94
Third Quarter	9.25	5.27
Second Quarter	11.50	8.00
First Quarter	17.00	8.50

Number of Record Holders

As of March 13, 2018, there were 557 record holders of our common stock.

Dividends

To date, we have not declared or paid any cash dividends on our common stock and do not intend to do so in the near future. Our Series A stockholders were entitled to a dividend, payable in shares of common stock, and continued to receive this dividend until mandatory conversion of the Series A Preferred Stock in the January 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Equity Securities

During the fourth quarter ended December 31, 2017, we did not issue or sell any Diffusion equity securities without registration under the Securities Act.

Issuer Purchases of Equity Securities

During the fourth quarter ended December 31, 2017, we did not purchase any shares of Diffusion common stock or other Diffusion equity securities.

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

Business Overview

We are a clinical stage biotechnology company focused on extending the life expectancy of cancer patients by improving the effectiveness of current standard-of-care treatments, including radiation therapy and chemotherapy. We are developing our lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in the many cancer types in which tumor oxygen deprivation (“hypoxia”) is known to diminish the effectiveness of current treatments. TSC is designed to target the cancer’s hypoxic micro-environment, re-oxygenating treatment-resistant tissue and making the cancer cells more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. TSC’s helps regulate the diffusion of oxygen into oxygen-deprived cells (whether cancer cells or normal cells). TSC thus has potential uses in non-oncology indications such as stroke and cardio-vascular disease, where tissue hypoxia is implicated as an underlying causative factor in morbidity and mortality.

Our lead development programs target TSC against cancers known to be inherently treatment-resistant, with a focus on brain cancers. A Phase 2 clinical program, completed in the second quarter of 2015, evaluated 59 patients with newly diagnosed glioblastoma multiforme (“GBM”), a particularly deadly form of primary brain cancer. This open label, historically controlled study demonstrated a favorable safety and efficacy profile for TSC combined with standard of care, including a 37% improvement in overall survival over the control group at two years. A particularly strong efficacy signal was seen in the inoperable patients, where survival of TSC-treated patients at two years was increased by almost four-fold over the controls. In December 2017, the Company initiated the INvestigation of TSC Against Cancerous Tumors (INTACT) Phase 3 trial in the newly diagnosed inoperable GBM patient population. Patient enrollment began in January 2018. The trial will enroll 236 patients in total, with 118 in the treatment arm and 118 in the control arm.

Using its novel mechanism of action, TSC has been shown to safely re-oxygenate a range of tumor types in our preclinical and clinical studies. Diffusion believes its therapeutic potential is not limited to one specific tumor type, thereby making it potentially useful to improve standard-of-care treatments of other life-threatening cancers. Given TSC's safety profile and animal data, we can, with appropriate funding, move directly into Phase 2 studies in other cancers. We also believe that TSC has potential application in other indications involving hypoxia, such as stroke, cardiovascular disease, neurodegenerative diseases and emergency medicine. A program is now being developed in cooperation with UCLA and the University of Virginia, to test TSC in the treatment of acute ischemic stroke, with an in-ambulance Phase 2 trial being planned This trial, named the PreHospital Acute Stroke Therapy - TSC (PHAST - TSC) is expected to enroll 160 patients, with 80 in the treatment arm and 80 in the control arm.

In addition to the TSC programs, we are exploring alternatives regarding how best to capitalize upon our product candidate RES-529, which may include possible out-licensing and other options. RES-529 is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase 1 clinical trials for age-related macular degeneration and was in preclinical development in oncology, specifically GBM. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and can cross the blood brain barrier.

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

Recent Development

On January 22, 2018, we closed our previously announced underwritten public offering of 15,000,000 shares of our common stock, par value $0.001 per share ("Common Stock"), and warrants to purchase 15,000,000 shares of Common Stock. At the closing, we also issued warrants to purchase an additional 1,970,625 shares of Common Stock pursuant to the underwriter’s partial exercise of its overallotment option. The shares of Common Stock and warrants were sold at a combined public offering price of $0.80 per share and warrant, for total gross proceeds of approximately $12.0 million. The warrants have an exercise price of $0.80 per share and a term of five years from the date of issuance.

In addition, at the closing, the Company issued to designees of the underwriter of the offering warrants to purchase up to 750,000 shares of Common Stock. The underwriter’s warrants have an exercise price of $1.00 per share, a term of five years from the date of issuance and otherwise substantially similar terms to the form of the investor warrant.

As a result of the offering, all outstanding shares of the Company's Series A convertible preferred stock converted into 20,568,632 shares (the "Conversion Shares) of common stock (including accrued dividends paid in kind and shares of common stock issued pursuant to the "make-whole" adjustment feature thereof).

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

Estimated fair value of Common Stock Warrants

Common stock warrants issued in conjunction with our Series A convertible preferred stock offering are accounted for as freestanding financial instruments. These warrants originally were classified as liabilities on our consolidated balance sheet and were recorded at their estimated fair value. At the end of each reporting period, changes in the estimated fair value during the period were recorded in our consolidated statement of operations. On November 1, 2017, we held a Special Stockholders meeting, requesting stockholders, both common and Series A, to approve a proposed amendment to our Certificate of Incorporation to permit us to pay dividends on our Series A Convertible Preferred Stock in either cash or shares of our Common, which was approved by the stockholders. As a result of this amendment, we are able to assert there will be sufficient authorized shares available to settle the Series A warrants. Upon this assertion, the Series A warrants were remeasured on November 1, 2017 and reclassified from liabilities to stockholders’ equity. The warrants will no longer be adjusted to fair value each reporting period. The estimated fair value of common stock warrants was determined by using the Black-Scholes option-pricing model.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply Accounting Standards Codification (ASC) 350 “Goodwill and Other Intangible Assets,” which requires testing goodwill for impairment on an annual basis. We assess goodwill for impairment as part of our annual reporting process on October 1 of each year. In between valuations, we conduct additional tests if circumstances indicate a need for testing. We evaluate goodwill on a consolidated basis as we are organized as a single reporting unit. We consider certain triggering events when evaluating whether an interim goodwill impairment analysis is warranted. Among these would be a significant long-term decrease in our market capitalization. There was no impairment to our goodwill during the years ended December 31, 2017 and 2016.

Intangible Assets

Our sole intangible asset as of December 31, 2017 consists of an in-process research and development (“IPR&D”) intangible asset acquired as part of the Merger. The fair value of the IPR&D assets was determined as of the acquisition date using the cost approach, which establishes a value based on the cost of reproducing or replacing the asset, often referred to as current replacement cost. The cost approach was chosen as we were not able to estimate an income stream attributable to the IPR&D assets given the fact that the related products have only completed limited preclinical and clinical trials and the timeline to commercial viability, if the FDA approval process is successful, is somewhat uncertain and would take a number of years, and the costs would be significant. In August 2016, we abandoned future development efforts for the IPR&D asset associated with our RES-440 product candidate and recorded an impairment charge equal to the acquired value of RES-440. As the development efforts for our remaining RES-529 IPR&D asset continue, based on the facts and circumstances at the time of a future valuation for the purposes of assessing impairment, it is possible that the value for RES-529 could be substantially reduced or eliminated, which could result in a maximum pretax charge to operations equal to the current carrying value of our intangible asset of $8.6 million as of December 31, 2017. We tested the IPR&D intangible asset for impairment on October 1, which is our annual impairment testing date. We consider certain triggering events when evaluating whether an interim IPR&D impairment analysis is warranted. There was no impairment to RES-529 during the years ended December 31, 2017 and 2016.

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

Financial Summary

At December 31, 2017, we had cash and cash equivalents balances of $8.9 million. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $1.4 million and $18.0 million for the years ended December 31, 2017 and 2016, respectively. Our accumulated deficit as of December 31, 2017, was $61.6 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will substantially increase as we:

●	continue our Phase III clinical trials for TSC;

●	continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

●	conduct other preclinical and clinical studies to support the filing of a NDA for TSC with the FDA;

●	maintain, expand and protect our global intellectual property portfolio;

●	hire additional clinical, manufacturing, and scientific personnel; and

●	Add, acquire of develop operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC. We expect that our existing cash as of December 31, 2017, together with the proceeds from public underwritten offering received in January 2018 will enable us to fund our operating expenses and capital expenditure requirements into June 2019.

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

Interest Expense, Net

Interest expense, net consisted principally of the interest expense recorded in connection with our convertible debt instruments offset by the interest earned from our cash and cash equivalents and our certificate of deposit.

Change in Fair Value of Warrant Liabilities, Warrant Related Expenses, and Other Financing Expenses

In connection with our private placement in March 2017, we recorded warrant expense associated with the change in fair value of the common stock warrants from issuance, the excess fair value of the common stock warrants over the gross cash proceeds from the Series A convertible preferred stock offering, and placement agent commissions and other offering costs. Until their reclassification into stockholders’ equity in November 2017 in connection with the amendment of our certificate of incorporation, the warrants were liability classified and remeasured at each reporting period with changes in fair value recorded through earnings.

Income Tax Benefit

Since inception, we have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances. Indefinite lived intangibles, such as IPR&D, cannot be utilized for purposes of future realization of deferred tax assets. For the year ended December 31, 2017, we recognized an income tax benefit for the revaluation of our deferred tax liability as a result of the Tax Cuts and Jobs Act, which reduced our corporate tax rate to 21%. See Note 13 for further details. For the year ended December 31, 2016, we recognized an income tax benefit from the impairment charge related to our abandonment of the future development efforts for the RES-440 IPR&D asset.

Results of Operations for Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth our results of operations for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016	Change
Operating expenses:
Research and development	$5,088,621	$7,252,241	$(2,163,620)
General and administrative	6,191,845	11,094,146	(4,902,301)
Depreciation	67,981	25,342	42,639
Loss from operations	11,348,447	18,371,729	(7,023,282)
Interest expense, net	48,006	29,686	18,320
Change in fair value of warrant liability	(22,072,322)	—	(22,072,322)
Warrant related expenses	10,225,846	—	10,225,846
Other financing expenses	2,870,226	—	2,870,226
Loss from operations before income tax benefit	(2,420,203)	(18,401,415)	7,041,602
Income tax benefit	(1,055,685)	(364,796)	(690,889)
Net loss	$(1,364,518)	$(18,036,619)	$7,732,491

Research and development expenses were $5.1 million during the year ended December 31, 2017 compared to $7.3 million during the year ended December 31, 2016. This decrease was primarily attributable to a decrease of $1.3 million of expenses related to animal toxicology studies, a decrease of $0.9 million of pancreatic expenses, a decrease of $0.6 million related to stock based compensation expense and a $0.3 million decrease in manufacturing related expenses. We also recognized a $1.0 million impairment charge upon our abandonment of future development efforts related to our RES-440 IPR&D asset in 2016. These decreases were slightly offset by increases in GBM trial expenses of $1.6 million as we began enrollment in our Phase 3 clinical trial for TSC in the second half of 2017, increases in salaries and wages expenses of $0.2 million as a result of an increase in in headcount and an increase in rent and other expenses of $0.1 million. We expect that our research and development expenses will increase significantly in future periods compared to prior periods due to the commencement of our Phase 3 clinical trial for TSC in 2017, assuming funding, the Phase 2 trial being planned for the PreHospital Acute Stroke Therapy, and the overall efforts to advance the research and development of our technologies and product candidates.

General and administrative expenses were $6.2 million during the year ended December 31, 2017 compared to $11.1 million during the year ended December 31, 2016. The decrease was primarily attributable to a decrease of $3.2 million in professional fees incurred in 2016 in connection with completing the Merger and preparing to operate as a public company. We also recognized a $2.5 million noncash charge upon the settlement of a litigation matter during the year ended December 31, 2016. The decreases were offset by increases in salaries and wages and stock-based compensation expense of $0.4 million and $0.4 million, respectively, due to our increase in headcount.

Interest expense, net increased by approximately $18,000 in 2017 due to the timing of when we issued a $1.9 million convertible note in September 2016 and that remained outstanding until settlement in September 2017.

In connection with the private placement of our Series A convertible preferred stock and common stock warrants, we determined the warrants to be classified as liabilities and subject to remeasurement at each reporting period, until November 1, 2017 (See Note 14 of the notes to our audited consolidated financial statements under Item 8). As a result of the liability classification, during 2017, we recorded a $22.1 million non-cash gain for the change in fair value of our common stock warrant liabilities which was primarily attributable to the decrease in the market price for our common stock. We also recognized $10.2 million in excess fair value of the common stock warrants over the gross proceeds from our private placement and $2.9 million in placement agent commissions and other offering costs.

For the year ended December 31, 2017, we recognized an income tax benefit for the revaluation of our deferred tax liability as a result of the Tax Cuts and Jobs Act, which reduced our corporate tax rate to 21%. During the year ended December 31, 2016, we recognized a tax benefit of $0.4 million in connection with the impairment charge associated with the write-down of our RES-440 IPR&D intangible asset.

Liquidity and Capital Resources

Working Capital (Deficit)

The following table summarizes our working capital (deficit) as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Cash and cash equivalents	$8,896,468	$1,552,852
Prepaid expenses, deposits and other assets	769,946	50,844
Total current liabilities	2,690,807	4,438,422
Working capital (deficit)	$6,975,607	$(2,834,726)

We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our product candidates.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2017 and 2016:

	December 31,
Net cash (used in) provided by:	2017	2016
Operating activities	$(12,332,355)	$(10,768,265)
Investing activities	(447,823)	8,498,271
Financing activities	20,123,794	1,825,654
Net increase (decrease) in cash and cash equivalents	$7,343,616	$(444,340)

Operating Activities

Net cash used in operating activities of $12.3 million during the year ended December 31, 2017 was primarily attributable to our net loss of $1.4 million, a $9.0 million net non-cash gain related to warrants and other financing expenses, a $1.1 million change in our deferred tax liability due to the change in tax rate, and our net change in operating assets and liabilities of $2.3 million. The net change in our operating assets and liabilities is primarily attributable to the increase in our prepaid assets related to clinical trial activities and an increase in accrued expenses. This amount was offset by $1.4 million in non-cash charges, which was made up of stock-based compensation, common stock issued for advisory services, depreciation and non-cash interest expense.

Net cash used in operating activities of $10.8 million during the year ended December 31, 2016 was primarily attributable to our net loss of $18.0 million, offset by $6.0 million of non-cash charges and $1.3 million for the net change in our operating assets and liabilities. Noncash charges primarily consisted of stock-based compensation expenses of $1.4 million, the issuance of 148,073 shares of our common stock for advisory services at an estimated fair value of $1.4 million, a $1.0 million impairment charge in connection with abandoning future development efforts of our RES-440 IPR&D asset, and a $2.5 million noncash litigation settlement charge. The net change in our operating assets and liabilities is primarily attributable to the increase in our accounts payable and accrued expenses due to the timing of when bonuses were paid and timing of payments to our vendors for professional services and costs associated with our clinical and preclinical activities.

Investing Activities

Net cash used in investing activities was $0.4 million during the year ended December 31, 2017. We purchased, and had mature, a certificate of deposit in the amount of $10.0 million and had approximately $0.4 million in fixed asset purchases, mainly related to the build out of our new headquarters. Net cash provided by investing activities was $8.5 million during the year ended December 31, 2016. We acquired $8.5 million of cash as a result of the Merger during the year ended December 31, 2016.

Financing Activities

Net cash provided by financing activities was $20.1 million during the during the year ended December 31, 2017, which was attributable to the $22.1 million in proceeds received upon the closing of our Series A private placement offset by approximately $0.1 million in payments for offering costs. This amount was further offset by the repayment of a convertible note in the amount of $1.9 million. Net cash provided by financing activities was $1.8 million during the year ended December 31, 2016 and was primarily attributable to the $1.9 million cash proceeds received in connection with the issuance of 6.0% convertible notes in September 2016.

Capital Requirements

We expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing our lead product candidate, TSC, for use in the treatment of GBM, pancreatic cancer, stroke and brain metastases.

To date, we have funded our ongoing business operations and short-term liquidity needs, primarily through the sale and issuance of preferred stock, common stock and convertible promissory notes. We expect to continue this practice for the foreseeable future. We believe our cash and cash equivalents as of December 31, 2017, together with the $12.0 million in gross proceeds from our underwritten public offering of our common stock received in January 2018, will be sufficient to fund our planned operations through June 2019.

As of December 31, 2017, we did not have credit facilities under which we could borrow funds or any other sources of committed capital. We will seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and licensing agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise any additional capital in the near-term and/or we cannot significantly reduce our expenses and are forced to terminate our operations, investors may experience a complete loss of their investment.

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

On March 2, 2018, we received a written notice from the NASDAQ Staff indicating we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from the date of such notice, or until August 29, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. In the event that we are unable to regain compliance, it could adversely affect our ability to obtain future funding.

Contractual Obligations

As of December 31, 2017, we had the following contractual commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease (1)	$501,481	$112,354	$349,393	$39,735	$—
Principal on Convertible Notes (2)	550,000	550,000	—	—	—
Interest on Convertible Notes	40,122	40,122	—	—	—
Total	$590,122	$590,122	$—	$—	$—

(1) Operating lease obligations reflect our obligation to make payments in connection with our corporate headquarters in Charlottesville, Virginia.

(2) The Company issued convertible notes in March of 2011, bearing interest at 1%. Unless converted earlier, the convertible notes mature in June 2018.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Diffusion Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Diffusion Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

McLean, Virginia

April 2, 2018

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$8,896,468	$1,552,852
Prepaid expenses, deposits and other current assets	769,946	50,844
Total current assets	9,666,414	1,603,696
Property and equipment, net	460,652	79,755
Intangible asset	8,639,000	8,639,000
Goodwill	6,929,258	6,929,258
Other assets	450,491	232,675
Total assets	$26,145,815	$17,484,384
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of convertible debt	$550,000	$1,880,000
Accounts payable	511,956	1,684,158
Accrued expenses and other current liabilities	1,628,851	874,264
Total current liabilities	2,690,807	4,438,422
Convertible debt, net of current portion	—	550,000
Deferred income taxes	2,223,678	3,279,363
Other liabilities	1,386	31,915
Total liabilities	4,915,871	8,299,700
Commitments and Contingencies
Convertible preferred stock, $0.001 par value:	—	—
Series A - 13,750,000 shares authorized, 12,376,329 and 8,306,278 shares issued and outstanding, respectively at December 31, 2017; No shares authorized, issued or outstanding at December 31, 2016 (liquidation value of $16,778,682 at December 31, 2017)	—	—
Stockholders’ Equity:
Common stock, $0.001 par value:
1,000,000,000 shares authorized; 14,519,629 and 10,345,637 shares issued and outstanding at December 31, 2017 and 2016, respectively	14,520	10,346
Additional paid-in capital	82,770,313	69,363,575
Accumulated deficit	(61,554,889)	(60,189,237)
Total stockholders' equity	21,229,944	9,184,684
Total liabilities, convertible preferred stock and stockholders' equity	$26,145,815	$17,484,384

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
Operating expenses:
Research and development	$5,088,621	$7,252,241
General and administrative	6,191,845	11,094,146
Depreciation	67,981	25,342
Loss from operations	11,348,447	18,371,729
Interest expense, net	48,006	29,686
Change in fair value of warrant liability (Note 14)	(22,072,322)	—
Warrant related expenses (Note 10)	10,225,846	—
Other financing expenses	2,870,226	—
Loss from operations before income tax benefit	(2,420,203)	(18,401,415)
Income tax benefit	(1,055,685)	(364,796)
Net loss	$(1,364,518)	$(18,036,619)
Accretion of Series A cumulative preferred dividends	(1,252,394)	—
Net loss attributable to common stockholders	$(2,616,912)	$(18,036,619)

Per share information:
Net loss per share of common stock, basic	$(0.21)	$(1.76)
Net loss per share of common stock, diluted	$(1.94)	$(1.76)
Weighted average shares outstanding, basic	12,447,641	10,232,791
Weighted average shares outstanding, diluted	12,755,316	10,232,791

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Stockholders' Equity
	Series A		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2016	—	$—	8,118,939	$8,119	$42,102,876	$(42,152,618)	$(41,623)
Fair value of RestorGenex shares	—	—	1,861,503	1,862	19,544,138	—	19,546,000
Estimated fair value of RestorGenex stock options outstanding	—	—	—	—	1,321,000	—	1,321,000
Estimated fair value of RestorGenex warrants outstanding	—	—	—	—	384,000	—	384,000
Common stock issued for advisory services		—	148,073	148	1,409,215	—	1,409,363
Conversion of convertible debt	—	—	217,122	217	711,278	—	711,495
Settlement of litigation matter upon issuance of convertible debt	—	—	—	—	2,500,000	—	2,500,000
Stock-based compensation expense	—	—	—	—	1,391,068	—	1,391,068
Net loss	—	—	—	—	—	(18,036,619)	(18,036,619)
Balance at December 31, 2016	—	—	10,345,637	10,346	69,363,575	(60,189,237)	9,184,684
Cumulative effect of change in accounting principle (a)	—	—	—	—	1,134	(1,134)	—
Sale of Series A convertible preferred stock and common stock warrants	12,376,329	—	—	—	—	—	—
Reclassification of the fair market value of the Series A warrants	—	—	—	—	13,153,524	—	13,153,524
Common stock issued for advisory services	—	—	17,606	18	49,982	—	50,000
Series A cumulative preferred dividend	—	—	—	—	(1,252,394)	—	(1,252,394)
Reclassification of accrued dividends upon conversion of Series A	—	—	86,335	86	189,994	—	190,080
Conversion of Series A convertible preferred stock to common stock	(4,070,051)	—	4,070,051	4,070	(4,070)	—	—
Beneficial conversion feature for accrued interest of convertible debt	—	—	—	—	28,017	—	28,017
Stock-based compensation expense	—	—	—	—	1,240,551	—	1,240,551
Net loss	—	—	—	—	—	(1,364,518)	(1,364,518)
Balance at December 31, 2017	8,306,278	$—	14,519,629	$14,520	$82,770,313	$(61,554,889)	$21,229,944

(a) In 2017, the Company adopted provisions of ASU 2016-09, Improvements to Employee Share Based Payment Accounting, resulting in a cumulative effect adjustment to Accumulated Deficit and Additional Paid-in Capital for previously unrecognized stock-based compensation expense. See Note 3 for further discussion of the impacts of ASU 2016-09.

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2017	2016
Operating activities:
Net loss	$(1,364,518)	$(18,036,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,981	25,342
Loss on sale or disposal of assets	—	6,761
Stock-based compensation expense	1,240,551	1,391,068
Common stock issued for advisory services	50,000	1,409,363
Warrant related expense, change in fair value, and other financing expenses	(8,976,250)	—
Abandonment of in-process research and development intangible asset	—	951,000
Change in deferred income taxes	(1,055,685)	(364,796)
Settlement of litigation matter	—	2,500,000
Non-cash interest expense, net	33,517	38,446
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(664,162)	319,545
Accounts payable, accrued expenses and other liabilities	(1,663,789)	991,625
Net cash used in operating activities	(12,332,355)	(10,768,265)

Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(447,823)	(2,331)
Purchases of certificates of deposit	(10,000,000)	—
Maturities of certificates of deposit	10,000,000	—
Cash received in reverse merger transaction	—	8,500,602
Net cash (used in) provided by investing activities	(447,823)	8,498,271

Cash flows provided by financing activities:
Proceeds from the sale of Series A convertible preferred stock and warrants, net	22,129,774	—
Proceeds from the issuance of convertible debt	—	1,880,000
Repayment of convertible debt	(1,880,000)	—
Payment of offering costs	(125,980)	(54,346)
Net cash provided by financing activities	20,123,794	1,825,654

Net increase (decrease) in cash and cash equivalents	7,343,616	(444,340)

Cash and cash equivalents at beginning of year	1,552,852	1,997,192
Cash and cash equivalents at end of year	$8,896,468	$1,552,852

Supplemental disclosure of cash flow information:
Cash paid for interest	$112,800	$—
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of the fair market value of the Series A warrants	$13,153,524	$—
Series A cumulative preferred dividends	$1,252,394	$—
Conversion of accrued dividends related to convertible preferred stock	$190,080	$—
Offering costs in accounts payable and accrued expenses	$146,776	$126,110
Conversion of convertible notes and related accrued interest into common stock	$—	$711,495
Consideration in connection with RestorGenex Corporation merger transaction	$—	$21,261,000

 See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Diffusion Pharmaceuticals Inc. “Diffusion” or “the Company” is a clinical stage biotechnology company focused on extending the life expectancy of cancer patients by improving the effectiveness of current standard-of-care treatments, including radiation therapy and chemotherapy. The Company is developing its lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in the many cancer types in which tumor oxygen deprivation (“hypoxia”) is known to diminish the effectiveness of current treatments. TSC is designed to target the cancer’s hypoxic micro-environment, re-oxygenating treatment-resistant tissue and making the cancer cells more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy.

On December 15, 2015, the Company’s predecessor for accounting purposes, Diffusion Pharmaceuticals LLC (“Diffusion LLC”) entered into a definitive merger agreement with the Company, then known as “RestorGenex Corporation” and traded on the over-the-counter stock exchange under the ticker symbol “RESX.” On January 8, 2016 the Company completed the merger with Diffusion LLC under which a newly formed subsidiary of the Company merged with and into Diffusion LLC in an all-stock transaction, with Diffusion LLC surviving as a wholly-owned subsidiary of the Company. Subsequent to the merger, the Company was renamed “Diffusion Pharmaceuticals Inc.” and the Company’s ticker symbol was changed to “DFFN.” On November 9, 2016, the Company’s common stock (“Common Stock”) began trading on the NASDAQ Capital Market exchange.

The merger transaction was accounted for as a reverse acquisition under the acquisition method of accounting. Because Diffusion LLC’s pre-transaction owners held an 84.1% economic and voting interest in the combined company immediately following the closing of the merger, Diffusion LLC is considered to be the acquirer of RestorGenex for accounting purposes (See Note 4).

The Company’s members’ capital at January 1, 2016 has been recast as common stock and additional paid in capital. On August 17, 2016, the Company effected a 1-for-10 reverse split of its common stock. The accompanying consolidated financial statements and these notes give retroactive effect to this reverse stock split.

Each outstanding unit of membership interest of Diffusion LLC (the “Diffusion Units”) was converted into the right to receive 0.3652658 shares of Common Stock (the “Exchange Ratio”). Additionally, the right of holders of $1.1 million outstanding convertible notes of Diffusion LLC to convert such notes into Diffusion Units was converted into the right to convert such notes into a number of shares of Common Stock equal to the number of Diffusion Units into which such notes would have been convertible under the original terms of the notes multiplied by the Exchange Ratio. In addition, all outstanding options to purchase Diffusion Units were assumed by the Company and the right to exercise converted into 1,495,615 options to purchase Common Stock on terms substantially identical to those in effect prior to the merger transaction, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio.

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

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. On January 22, 2018, the Company closed its previously announced underwritten public offering of 15,000,000 shares of the Company’s common stock, par value $0.001 per share, and warrants to purchase 15,000,000 shares of Common Stock. At the closing, the Company also issued warrants to purchase an additional 1,970,625 shares of Common Stock pursuant to the underwriter’s partial exercise of its overallotment option. The shares of Common Stock and warrants were sold at a combined public offering price of $0.80 per share and warrant for total gross proceeds of approximately $12.0 million. The warrants have an exercise price of $0.80 per share and a term of five years from the date of issuance. In addition, at the closing, the Company issued to designees of the underwriter of the offering warrants to purchase up to 750,000 shares of Common Stock. The underwriter’s warrants have an exercise price of $1.00, a term of five years from the date of issuance and otherwise substantially similar terms to the form of investor warrant. As a result of the offering, all outstanding shares of the Company's Series A convertible preferred stock converted into 20,568,632 shares (the "Conversion Shares) of common stock (including accrued dividends paid in kind and issuance of shares in respect of the "make-whole" adjustment feature thereof).

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. On March 2, 2018, the Company received a written notice from the NASDAQ Staff indicating the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from the date of such notice, or until August 29, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. In the event the Company is unable to regain compliance, it could adversely affect the Company’s ability to obtain future funding. If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to: commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash and cash equivalents as of December 31, 2017, together with the proceeds from public underwritten offering received in January 2018, are sufficient to fund operations through June 2019.

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

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors, including the current economic environment. Significant items subject to such estimates are assumptions used for purposes of determining stock-based compensation, the fair value of the warrants, the fair value of the convertible notes, allocation of the purchase price and accounting for research and development activities. Management believes its estimates to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments. As of December 31, 2017, the fair value of the Company's outstanding Series B convertible note was approximately $0.6 million. As of December 31, 2016, the fair value of the Company’s outstanding 2016 convertible note and Series B convertible note was approximately $2.0 million and $0.6 million, respectively. The fair value of the convertible notes is determined using a binomial lattice model that utilizes certain unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

Long-Lived Assets

Long-lived assets are reviewed for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. The Company does this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If it is determined an impairment exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment of long-lived assets during the years ended December 31, 2017 and 2016.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performs its annual goodwill impairment test on October 1 of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. The Company did not recognize any impairment of goodwill during the years ended December 31, 2017 and December 31, 2016.

Offering Costs

Offering costs are either expensed upon completion or abandonment of the related financing or offset against the proceeds of the offering, depending upon the accounting treatment of the offering. Offering costs consist principally of legal and accounting costs incurred through the balance sheet date related to the Company’s underwritten public offering, private placement financings and are recognized in other assets on the consolidated balance sheet.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017 the President of the United States signed into law the Tax Cuts and Jobs Act ("The 2017 Tax Act"). This legislation makes significant changes in the U.S. tax laws including, but not limited to, reducing the corporate tax rate to 21% starting in 2018. The 2017 Tax Act required the Company to revalue its deferred tax assets and liabilities to the new rate of 21%.  As a result of the change, the Company recorded a current period tax benefit of $1.1 million in its consolidated statement of operations and a corresponding reduction in the deferred tax liability on its consolidated balance sheet.

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

The expected term of stock options was estimated using the “simplified method” for employee options as the Company has no historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For options granted to non-employees, the Company uses the remaining contractual life. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option. The Company no longer estimates forfeitures and accounts for forfeitures in the periods they occur.

Net Loss Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. For purposes of calculating diluted loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and restricted stock awards using the treasury stock method and convertible debt using the “if-converted” method. The diluted loss per common share calculation is further affected by an add-back of change in fair value of warrant liability to the numerator under the assumption that the change in fair value of warrant liability would not have been incurred if the warrants had been converted into common stock.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2017	2016
Basic net loss per common share calculation:
Net loss	$(1,364,518)	$(18,036,619)
Accretion of Series A cumulative preferred dividends	(1,252,394)	—
Net loss attributable to common stockholders	$(2,616,912)	$(18,036,619)

Weighted average shares outstanding, basic	12,447,641	10,232,791
Net loss per share of common, basic	$(0.21)	$(1.76)
Diluted net loss per common share calculation:
Net loss attributable to common stockholders	(2,616,912)	(18,036,619)
Change in fair value of warrant liability	(22,072,322)	—
Diluted net loss	(24,689,234)	(18,036,619)
Weighted average common shares outstanding, basic	12,447,641	10,232,791
Common stock equivalents arising from warrants	307,675	—
Common stock equivalents	12,755,316	10,232,791
Net loss per share of common stock, diluted	$(1.94)	$(1.76)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2017	2016
Convertible debt	214,385	757,909
Common stock warrants	447,721	460,721
Convertible preferred stock	8,306,278	—
Stock options	2,555,989	2,207,409
Unvested restricted stock awards	3,066	9,204
	11,527,439	3,435,243

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued ASU No. 2017-09, Modification Accounting for Share-Based Payment Arrangements, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted, including adoption in any interim period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. Upon adoption in 2018, the Company will determine the fair of the operating lease and recognize this amount as a lease asset and corresponding liability on its consolidated balance sheet. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

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

Each Diffusion Unit was converted into the right to receive 0.3652658 shares of Common Stock based on the Exchange Ratio. Additionally, the rights of holders of Diffusion LLC’s outstanding convertible notes to convert such notes into Diffusion Units was converted into the right to convert such notes into a number of shares of Common Stock equal to the number of Diffusion Units into which such notes would have been convertible under the terms of the notes in effect immediately prior to the consummation of the Merger multiplied by the Exchange Ratio. In addition, all outstanding options to purchase Diffusion Units were assumed by the Company and the right to exercise such options for Diffusion Units converted into a right to exercise such options for Common Stock on terms substantially identical to those in effect prior to the Merger transaction, except for adjustments to the underlying number of shares and the exercise price based on the Exchange Ratio.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Merger, the Company’s former Board of Directors authorized, declared and effected a distribution of contingent value rights (“CVRs”) to stockholders of the Company as of the close of business on January 7, 2016. Each CVR is a non-transferable right to potentially receive certain cash payments in the event the Company receives net cash payments during the five (5) year period after the Merger as a result of the sale, transfer, license or similar transaction or any other agreement to the extent relating to the development of the Company’s product currently known as RES-440, a “soft” anti-androgen. See below for additional fair value information.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information (Unaudited)

The following pro forma financial information reflects the consolidated results of operations of the Company as if the Merger had taken place on January 1, 2016. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

Year ended December 31, 2016
Net revenues	$—
Net loss	$(16,471,398)
Basic and diluted loss per share	$(1.60)

Non-recurring pro forma transaction costs directly attributable to the Merger were $1.6 million for the year ended December 31, 2016 and have been deducted from the net loss presented above. The costs deducted from the year ended December 31, 2016 period included a success fee and other transaction costs of $1.1 million and approximately 46,000 shares of common stock with a fair market value of $0.5 million paid to a financial advisor upon the closing of the Merger on January 8, 2016. Additionally, RestorGenex incurred approximately $3.0 million in severance costs as a result of resignations of executive officers immediately prior to the Merger and approximately $2.7 million in share-based compensation expense as a result of the acceleration of vesting of stock options at the time of Merger. These costs are excluded from the pro forma financial information for the year ended December 31, 2016. No such costs were recorded during the year ended December 31, 2017.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2017	2016
Laboratory equipment	$182,357	$182,357
Furniture and office equipment	155,113	137,290
Leasehold improvements	430,000	—
Total property and equipment	767,470	319,647
Less: accumulated depreciation	(306,818)	(239,892)
Property and equipment, net	$460,652	$79,755

Depreciation expense was approximately $68,000 and $25,000 for the years ended December 31, 2017 and 2016, respectively.

6. Goodwill and Intangible Assets

The Company completes its annual impairment test on October 1 each year, or more frequently if triggering events indicate a possible impairment. The Company continually evaluates financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test is necessary. The Company's goodwill balance at both December 31, 2017 and 2016 was $6.9 million. There have been no changes to the carrying value of goodwill during the years ended December 31, 2017 and 2016.

In connection with the Merger, the Company acquired indefinite-lived In-Process Research and Development Assets (“IPR&D”) RES-529 and RES-440, with estimated fair values of $8.6 million and $1.0 million, respectively. The Company’s novel PI3K/Akt/mTOR pathway inhibitor, RES-529, is in preclinical development for oncology. Through a series of in vitro and in vivo animal models, RES-529 has been shown to have activity in several cancer types due to its ability to target and inhibit the PI3K/Akt/mTOR signal transduction pathway. RES-529 is a first-in-class inhibitor of both TORC1 and TORC2 that is mechanistically differentiated from other PI3K/Akt/mTOR pathway inhibitors currently in development. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and can cross the blood brain barrier.

In August 2016, the Board of Directors determined that RES-440, a “soft” anti-androgen compound for the treatment of acne vulgaris, was outside the Company’s core product focus, and was not a priority. Therefore, future development efforts were abandoned in the third quarter of 2016. In connection with its review of such abandonment, the Company concluded RES-440 was impaired in its entirety. The abandonment resulted in a net impairment charge of $1.0 million and was recorded as a component of research and development expenses within the Company’s consolidated statement of operations for the year ended December 31, 2016. The abandonment also resulted in an income tax benefit of $0.4 million.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2017	2016
Accrued interest payable	$37,415	$29,359
Accrued Series A dividends	1,062,314	—
Accrued payroll and payroll related expenses	312,221	399,740
Accrued professional fees	122,711	72,855
Accrued clinical studies expenses	63,350	220,978
Other	30,840	151,332
Total	$1,628,851	$874,264

8. Convertible Debt

  The components of debt outstanding are as follows:

	December 31,
	2017	2016
2016 convertible notes	$—	$1,880,000
Pre-Merger convertible notes	550,000	550,000
	550,000	2,430,000
Less current portion	(550,000)	(1,880,000)
Long-term debt, net of current portion	$—	$550,000

For the years ended December 31, 2017 and 2016, the Company recognized interest expense of approximately $0.1 million and $37,000, respectively in connection with its convertible debt instruments. Accrued interest was $37,000 and $29,000 as of December 31, 2017 and 2016, respectively.

2016 Convertible Notes

On September 27, 2016, the Company issued and sold convertible promissory notes (“2016 Convertible Notes”) in an aggregate principal amount of $1.9 million. The 2016 Convertible Notes were issued to an investor and certain other parties in connection with the settlement of a litigation matter. The 2016 Convertible Notes had a term of one (1) year and bore interest at a rate of 6.0% per annum with the principal and accrued interest due upon the earlier of the maturity date or conversion date. The Company accounted for the issuance of the convertible promissory notes in accordance with ASC 470-10-25 and, at the time of issuance, recorded a litigation settlement expense of $2.5 million which represents the difference between the estimated fair value of the 2016 Convertible Notes issued and the cash received from the noteholders. Upon maturity of the 2016 Convertible Notes during the third quarter of 2017, the Company repaid the outstanding principal and interest of $1.9 million and $0.1 million, respectively.

Pre-Merger Convertible Notes

From December 2009 through December 2015, the Company issued unsecured convertible promissory notes (the “Pre-Merger Convertible Notes”) for aggregate gross proceeds of $22.4 million. The Pre-Merger Convertible Notes bore interest at either 1% or 1.5% per annum, however, all Pre-Merger Convertible Notes outstanding at December 31, 2017 bear interest at a rate of 1% per annum. The Pre-Merger Convertible Notes accrue interest beginning on the date of issuance, with the principal and accrued interest due upon the earlier of the maturity date or conversion date. At any time prior to the maturity date, the holders may elect to convert, in whole or in part, the Pre-Merger Convertible Notes and any related accrued but unpaid interest into common stock of the Company at a price per share equal to the conversion price. In the event of a Change of Control or a Qualified Financing (each as defined below), the holders of the Pre-Merger Convertible Notes may declare the aggregate outstanding amount of the Pre-Merger Convertible Notes to be immediately due and payable or may elect to convert the Convertible Notes and any accrued but unpaid interest as if such conversion took place on the maturity date. A Change of Control is defined as: (i) a merger or consolidation in which the owners immediately prior to the transaction do not own, directly or indirectly, more than 50% of the surviving company; (ii) the acquisition of more than 50% of the Company’s outstanding shares by a single person, entity or group or persons or entities acting in concert or (iii) the sale or transfer of all or substantially all of the assets of the Company. A Qualified Financing is defined as a sale of shares or other transaction that results in gross proceeds to the Company of at least $50.0 million, including proceeds received in connection with the conversion of any Pre-Merger Convertible Notes. Through the date the financial statements were available to be issued, there have been no Change of Control or Qualified Financing events. The Company may prepay the Pre-Merger Convertible Notes, in full or in part, at any time on a pari passu basis. Upon receipt of notice that the Company intends to prepay the Pre-Merger Convertible Notes, holders will have the option to convert their notes in lieu of payment.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the effective time of the Merger, $1.1 million in aggregate principal amount of Pre-Merger Convertible Notes were outstanding and the rights of the holders of each such outstanding Pre-Merger Convertible Notes convertible into Diffusion Units were converted into the right to convert such securities into a number of shares of the Company’s common stock equal to the number of Diffusion Units such Pre-Merger Convertible Notes would be convertible into pursuant to its terms multiplied by the Exchange Ratio.

During the year ended December 31, 2016, Pre-Merger Convertible Notes of $0.7 million and related accrued interest of approximately $16,000 were converted into 217,122 shares of common stock.

 9. Commitments and Contingencies

Office Space Lease Commitment

The Company leases office and laboratory facilities in Charlottesville, Virginia. On March 31, 2017, the Company entered into a lease for its office and laboratory facilities at a new location in Charlottesville, Virginia. During the year ended December 31, 2017, the Company capitalized approximately $0.4 million in leasehold improvements as part of the build-out of the new office and laboratory location. Rent expense related to the Company's operating leases for the years ended December 31, 2017 and 2016 was approximately $0.1 million and $66,000, respectively. For the new operating lease, lease payments commenced on May 1, 2017 and expire on April 30, 2022. The Company will continue to recognize rent expense on a straight-line basis over the lease period and will accrue for rent expense incurred but not yet paid. Future minimum rental payments under the Company's new non-cancelable operating lease at December 31, 2017 was as follows:

Rental Commitments
2018	$112,354
2019	114,409
2020	116,464
2021	118,519
2022	39,735
Total	$501,481

Arrangement with Clinical Research Organization

On July 5, 2017, the Company entered into a Master Services Agreement ("MSA") with a contract research organization ("CRO") to provide clinical trial services for individual studies and projects by executing individual work orders. The MSA and associated work orders are designed such that quarterly payments are to be made in advance of the work to be performed.  The Company recognized research and development expenses related to this MSA of $1.0 million during the year ended December 31, 2017.  As of December 31, 2017, there was $0.8 million of prepaid research and development costs that are estimated to be recognized during the first quarter of fiscal 2018.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10. Convertible Preferred Stock and Stockholder’s Equity

In contemplation of completing the private placement described below, the Company amended and restated its articles of incorporation and authorized 13,750,000 shares of Series A convertible preferred stock.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Convertible Preferred Stock Transaction

In March 2017, the Company completed a $25.0 million private placement of its securities in which the Company offered and sold units consisting of one share of the Company’s Series A convertible preferred stock and a warrant to purchase one share of common stock for each share of Series A convertible preferred stock purchased in the offering. Each share of Series A convertible preferred stock entitles the holder to an 8.0% cumulative dividend payable in shares of the Company's common stock on a semi-annual basis. The holders may, at their option, convert each share of Series A convertible preferred stock into one share of the Company’s common stock based on the initial conversion price of $2.02 per share, subject to adjustment. Each warrant entitles the holder to purchase one share of common stock at an initial exercise price of $2.22, subject to adjustment and expires on the fifth anniversary of their original issuance date.

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

During its evaluation of equity classification for the common stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. As the Company was obligated to issue a variable number of shares to settle the cumulative dividends on the Series A convertible preferred stock, the Company could not assert that there would be sufficient authorized shares available to settle the warrants issued in connection with the Series A offering. Accordingly, these warrants were classified as liabilities. On November 1, 2017 the Company held a Special Stockholders meeting, requesting stockholders, both common and Series A, to approve a proposed amendment to the Company’s Certificate of Incorporation to permit the Company to pay dividends on the Company’s Series A Convertible Preferred Stock in either cash or shares of the Company’s Common, which was approved by the stockholders. As a result of this amendment, the Company is able to assert that there will be sufficient authorized shares available to settle the Series A warrants, and as a result, the Series A warrants were reclassified from liabilities to stockholders’ equity in the fourth quarter of 2017.

As the fair value of the warrants upon issuance was in excess of the proceeds of the Series A offering, there are no proceeds allocated to the Series A convertible preferred stock. The excess fair value of the warrants over the gross proceeds of the Series A offering and the fair value of the warrants granted to its placement agent was $10.2 million in the aggregate and was recorded as warrant related expenses in the statement of operations for the year ended December 31, 2017.

As a result of the completion of our common stock offering in January 2018, all outstanding shares of the Company's Series A convertible preferred stock converted into 20,568,632 shares (the "Conversion Shares") of common stock of which (i) 8,306,278 shares were issued for the automatic conversion of Series A convertible preferred stock (ii) 593,933 shares were issued upon settlement of accrued dividends and (iii) 11,668,421 shares were issued for the settlement of the “make-whole” adjustment feature.

Dividends

Until the conversion of all outstanding Series A convertible preferred stock in January 2018, the cumulative preferred dividend on the Series A convertible preferred stock was payable at a rate of 8.0% per annum, payable only in shares of common stock, semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2017. This cumulative preferred dividend was not subject to declaration. The Company recognized approximately $1.3 million in dividends during the year ended December 31, 2017, of which $0.2 million was settled upon by the issuance of 86,335 shares of the Company's common stock. As of December 31, 2017, there were approximately $1.1 million in accrued dividends that were subsequently settled in January 2018.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Voting

Subject to certain preferred stock class votes specified in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (the “Certificate of Designation”) or as required by law, the holders of the Series A convertible preferred stock voted together with the holders of common stock as a single class on an adjusted as-converted basis. In accordance with NASDAQ listing rules, in any matter voted on by the holders of the common stock, each share of Series A convertible preferred stock entitled the holder thereof to a number of votes based upon the closing price of our common stock on the NASDAQ Capital Market on the date of issuance of such shares of Series A convertible preferred stock. Accordingly, shares of Series A convertible preferred stock issued in the initial closing of the private placement on March 14, 2017 were entitled to 0.84874 votes per share and shares of Series A Preferred Stock issued in the final closing of the private placement on March 31, 2017 were entitled to 0.50627 votes per share, in each case, subject to adjustment as described in the Certificate of Designation.

Liquidation Preference

The Series A convertible preferred stock was senior to the common stock. In the event of a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or in the event of a deemed liquidation event, which includes a sale of the Company as defined in the Certificate of Designation, the holders of the Series A convertible preferred stock would be entitled to receive their original investment amount. If upon the occurrence of such event, the assets and funds available for distribution are insufficient to pay such holders the full amount to which they are entitled, then the entire remaining assets and funds legally available for distribution would be distributed ratably among the holders of the Series A convertible preferred stock in proportion to the full amounts to which they would otherwise be entitled.

Conversion

The Series A convertible preferred stock was convertible, at the holder’s option, into common stock. The Series A convertible preferred stock was also mandatorily convertible into common stock upon (a) the thirty-day moving average of the closing price of the Company’s common stock exceeding $8.00 per share, (b) a financing of at least $10.0 million in gross proceeds or (c) upon the majority vote of the voting power of the then outstanding shares of Series A convertible preferred stock. The conversion price of the Series A convertible preferred stock was subject to adjustment as described in the Certificate of Designation. During the year ended December 31, 2017, 4,070,051 shares of Series A convertible preferred stock were converted into common stock. Upon completion of the Company’s public offering of its common stock in January 2018, all remaining shares of Series A convertible preferred stock issued and outstanding were converted into common stock.

Make-Whole Provision

Until March 2020 and subject to certain exceptions, if the Company issued at least $10.0 million of its common stock or securities convertible into or exercisable for common stock at a per share price less than $2.02 (such lower price, the “Make-Whole Price”) while any shares of Series A convertible preferred stock remain outstanding, the Company would be required to issue to these holders of Series A convertible preferred stock a number of shares of common stock equal to the additional number of shares of common stock that such shares of Series A convertible preferred stock would be convertible into if the conversion price of such shares was equal to 105% of the Make-Whole Price (the “Make-Whole Adjustment”). The Make-Whole Adjustment was evaluated and was not required to be bifurcated from the Series A convertible preferred stock.

The Make-Whole Adjustment was triggered and settled in January 2018 in connection with the Company's common stock offering. The Company issued 11,668,421 shares as part of the Make-Whole Adjustment.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

In connection with the Merger (See Note 4) the Company ascribed non-cash consideration of $0.4 million to 478,200 warrants outstanding prior to the Merger. During the year ended December 31, 2016, the Company issued 2,226,698 shares of its Common Stock of which 1,861,503 are shares held by the pre-Merger stockholders of the Company, 45,643 shares were issued for advisory services provided in connection with the Merger, 102,430 shares were issued for general financial advisory services provided to the Company and 217,122 shares were issued pursuant to conversions of convertible debt as discussed in Note 8. In 2017, the Company issued 17,606 shares for advisory services. The Company did not purchase or retire any shares of its common stock.

Common Stock Warrants

As of December 31, 2017, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share
Common stock warrants issued prior to Merger	447,721	$20.00	-	$49.00
Common stock warrants issued in Series A	13,555,887	$2.22
	14,003,608

During the years ended December 31, 2017 and 2016, 13,000 and 17,479 warrants issued prior to the Merger expired, respectively; these common stock warrants will expire periodically through 2019. The common stock warrants issued in connection with the March 2017 Series A private placement expire in March 2022. During the year ended December 31, 2017, the Company recognized a gain of $22.1 million upon the change in fair value of the warrant until they were reclassified to permanent equity in November 2017 and $10.2 million in warrant related charges associated with the Series A private placement, which consisted primarily of the excess fair value of the common stock warrants over the gross cash proceeds of the Series A offering.

11. Stock-Based Compensation

2015 Equity Plan

The 2015 Equity Plan, as amended in July 2016, currently allows for the issuance of up to a maximum of 500,000 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, not including shares subject to awards assumed in connection with certain transactions, including the Merger. As of December 31, 2017, there were 104,291 shares of common stock available for future issuance under the 2015 Equity Plan. In addition, beginning on January 1, 2017, on each January 1st through the term of the plan, up to 4.0% of the total shares of the Company’s common stock outstanding as of December 31st will be added to the plan reserve, unless a lesser amount is stipulated by the Compensation Committee of the Company’s Board of Directors. On January 1, 2018, the maximum number of shares of the 2015 Equity Plan increased by 580,785 shares, or 4.0% of the total shares of the Company’s common stock outstanding at December 31, 2017.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the periods indicated:

	Year ended December 31,
	2017	2016
Research and development	$95,040	$674,643
General and administrative	1,145,511	716,425
Total stock-based compensation expense	$1,240,551	$1,391,068

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to all stock option grants to employees and non-employees:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value(A)
Balance at January 1, 2016	1,495,615	$3.92
RestorGenex options outstanding	301,156	$40.13
Cancelled	(48,190)	$61.30
Granted	458,828	$6.25
Balance at January 1, 2017	2,207,409	$8.09	7.8	$94,599
Granted	350,041	2.46
Expired	(1,461)	15.00
Outstanding at December 31, 2017	2,555,989	$7.32	7.13	$4,734
Exercisable at December 31, 2017	1,858,073	$8.25	6.49	$4,734
Vested and expected to vest at December 31, 2017	2,555,989	$7.32	7.13	$4,734

(A)	The difference, if positive, between the stock option’s exercise price and the closing price of the Company’s common stock at December 31, 2017.

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

Non-employee Stock Options

Non-employee options are remeasured to fair value each period through operations using a Black-Scholes option-pricing model until the options vest. There were 9,394 stock options granted to non-employees during the year ended December 31, 2017. The total fair value of non-employee stock options vested during the years ended December 31, 2017 and 2016 was approximately $90,000 and $0.8 million, respectively. At December 31, 2017, there was $14,000 of unrecognized compensation cost related to 14,080 unvested stock options and subject to re-measurement until vested. The total unrecognized compensation expense will be recognized as expense over a weighted-average period of 1.5 years.

Employee Stock Options

The weighted average grant date fair value of stock option awards granted to employees was $2.10 and $5.55 during the years ended December 31, 2017 and 2016, respectively. The total fair value of options vested during the years ended December 31, 2017 and 2016 were $1.1 million and $0.6 million, respectively. No options were exercised during any of the periods presented. At December 31, 2017, there was $2.6 million of unrecognized compensation cost related to unvested options that will be recognized as expense over a weighted-average period of 5.37 years.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of employee stock options is determined using the Black-Scholes model. The following assumptions were used during the years ended December 31, 2017 and 2016:

	2017			2016
Expected term (in years)	5.27	—	6.00	5.76	—	7.48
Risk-free interest rate	1.8%	—	2.4%	1.2%	—	2.0%
Expected volatility	109.8%	—	136.7%	106.8%	—	125.5%
Dividend yield	—			—

Restricted Stock Awards

As of December 31, 2017, there were 3,066 unvested shares of restricted stock. During the year ended December 31, 2017, 6,132 shares vested. The fair value as of the respective vesting dates of the restricted stock awards was both $12,000 for 2017 and 2016. The grant date fair value of each restricted stock award granted during the year ended December 31, 2016 was $1.97. There were no restricted stock awards granted in 2017. At December 31, 2017, there was $6,000 of unrecognized compensation cost related to unvested restricted stock that will be recognized as expense over a weighted average period of less than 1 year.

12. Defined Contribution Retirement Plan

The Company has established a 401(k) defined contribution plan (the 401(k) Plan) that covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. The Company made matching contributions under the 401(k) Plan of approximately $49,000 and $28,000 for the years ended December 31, 2017 and 2016, respectively.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

Prior to the Merger, the Company was treated as a partnership for federal income tax purposes.

In December 2017, the 2017 Tax Act was enacted, which includes a number of changes to previously existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.  In 2016, the Company recorded a deferred tax liability of $3.6 million for the basis differences associated with indefinite-lived in-process R&D assets. In August 2016, the Company abandoned future development efforts for the IPR&D asset associated with RES-440 and recorded an impairment charge of $1.0 million which is equal to its acquired value. Upon recognizing the impairment, the Company recognized an income tax benefit of $0.4 million and reduced the carrying value of the related deferred tax liability as of December 31, 2016 (See Note 4). In 2017, this deferred tax liability was further reduced by $1.1 million as a result of the 2017 Tax Act.

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

	December 31, 2017	December 31, 2016
Deferred tax assets
Net operating loss carryforwards	$5,310,628	$7,547,296
Stock option compensation	2,141,973	2,720,186
Orphan Drug credits	2,537,039	1,218,069
Capitalized start-up costs and other	5,247,469	4,690,843
Valuation allowance	(15,237,109)	(16,176,394)
Net deferred tax asset	—

Deferred tax liabilities
Intangible assets	(2,223,678)	(3,279,363)
Net deferred tax liability	(2,223,678)	(3,279,363)

The Company does not have unrecognized tax benefits as of December 31, 2017 or December 31, 2016. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes at December 31, 2017 of approximately:

Combined NOL Carryforwards:	December 31, 2017
Federal	$20,629,817
State	20,640,700

The net operating loss carryforwards begin expiring in 2034 for federal income tax purposes and 2034 for state income tax purposes. In January 2016, the number of outstanding shares of RestorGenex common stock increased in connection with the Merger discussed in note 4. This increase in the number of shares outstanding resulted in a change of ownership, under the provisions of Internal Revenue Code Section 382 and similar state provisions, and limits the Company’s ability to utilize these net operating loss carryforwards to offset future income. The amounts above reflect the amount of NOLs that the Company expects to be able to utilize as a result of the limitation. The Company's 2017 and 2018 financings may have also triggered an ownership change, which could further limit the Company's ability to utilize its NOL carryforwards. The Company has yet to determine this potential limitation. The Company recorded a 100% valuation allowance of the deferred tax assets as of December 31, 2017, because of the uncertainty of their realization.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements as of December 31, 2017 and 2016 is as follows:

Rate reconciliation:	December 31, 2017	December 31, 2016
Federal tax benefit at statutory rate	(34.0)%	(34.0)%
State tax, net of Federal benefit	(16.3)%	(2.3)%
Change in fair value of warrant	(126.1)%	—%
Change in tax rate	205.5%	—%
Litigation settlement charge	—%	4.6%
Acquisition costs	—%	2.8%
Orphan drug credit	(36.0)%	(4.4)%
Change in valuation allowance	(38.8)%	27.2%
Stock compensation	1.2%	4.2%
Other	1.0%	(0.1)%
Total provision	(43.5)%	(2.0)%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s 2014 to 2016 tax years remain open and subject to examination.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Fair Value Measurements

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$8,896,468	$—	$—
Liabilities
Common stock warrant liability	$—	$—	$—

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$1,552,852	$—	$—
Liabilities
Common stock warrant liability	$—	$—	$—

The reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Common Stock Warrant Liability
Balance at December 31, 2016	$—
Issued in connection with the Series A convertible preferred stock	35,225,846
Change in fair value	(22,072,322)
Reclassification of Series A warrants to additional paid in capital	(13,153,524)
Balance at December 31, 2017	$—

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The common stock warrants issued in connection with the Series A convertible preferred stock were previously classified as liabilities, and were marked-to-market each reporting period with the change in fair value recorded as either income or expense in the accompanying statements of operations until the warrants are exercised, expire or other facts and circumstances lead the liability to be reclassified to stockholders’ equity. On November 1, 2017 the Company held a Special Stockholders meeting, requesting stockholders, both common and Series A, to approve a proposed amendment to the Company’s Certificate of Incorporation to permit the Company to pay dividends on the Company’s Series A Convertible Preferred Stock in either cash or shares of the Company’s Common, which was approved by the stockholders. As a result of this amendment, the Company is able to assert there will be sufficient authorized shares available to settle the Series A warrants. Upon this assertion, the Series A warrants were reclassified from liabilities to stockholders’ equity.

The fair value of the warrant liability is estimated using the Black-Scholes model and assumptions used to value the warrant liability as of November 1, 2017, which was the date of the reclassification, were as follows:

Stock price	$1.44
Exercise price	$2.22
Expected term (in years)	4.38
Risk-free interest rate	1.9%
Expected volatility	104.1%
Dividend yield	—

15. Related Party Transactions

The Company’s Director of Information Technologies is also the son of the Chief Executive Officer and he has held that position since December 2014.

16. Subsequent Event

On January 22, 2018, Diffusion Pharmaceuticals Inc. (the “Company”) closed its previously announced underwritten public offering of 15,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and warrants to purchase 15,000,000 shares of Common Stock. At the closing, the Company also issued warrants to purchase an additional 1,970,625 shares of Common Stock pursuant to the underwriter’s partial exercise of its overallotment option. The shares of Common Stock and warrants were sold at a combined public offering price of $0.80 per share and warrant for total gross proceeds of approximately $12.0 million. The warrants have an exercise price of $0.80 per share and a term of five years from the date of issuance. In addition, at the closing, the Company issued to designees of the underwriter of the offering warrants to purchase up to 750,000 shares of Common Stock. The underwriter’s warrants have an exercise price of $1.00, a term of five years from the date of issuance and otherwise substantially similar terms to the form of investor warrant. As a result of the offering, all outstanding shares of the Company's Series A convertible preferred stock converted into 20,568,632 shares (the "Conversion Shares) of common stock (including accrued dividends paid in kind and the "make-whole" adjustment feature thereof).

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Finance, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The exhibits to this report are listed on the Exhibit Index to this report. A copy of any of the exhibits listed will be furnished at a reasonable cost, upon receipt from any person of a written request for any such exhibit. Such request should be sent to Diffusion Pharmaceuticals Inc., 1317 Carlton Avenue, Suite 200, Charlottesville, Virginia 22902, Attention: Stockholder Information. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2018	DIFFUSION PHARMACEUTICALS INC.
	By:	/s/ David G. Kalergis David G. Kalergis Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date
/s/ David G. Kalergis	Chairman of the Board and Chief Executive Officer	April 2, 2018
David G. Kalergis	(Principal Executive Officer)

/s/ Ben L. Shealy	Senior Vice President, Finance	April 2, 2018
Ben L. Shealy	(Principal Financial and Accounting Officer)

/s/ John L. Gainer, Ph.D.	Director	April 2, 2018
John L. Gainer, Ph.D.

/s/ Isaac Blech	Vice Chairman	April 2, 2018
Isaac Blech

/s/ Robert Adams	Director	April 2, 2018
Robert Adams

/s/ Mark T. Giles	Director	April 2, 2018
Mark T. Giles

/s/ Alan Levin	Director	April 2, 2018
Alan Levin

/s/ Robert Ruffolo	Director	April 2, 2018
Robert Ruffolo

DIFFUSION PHARMACEUTICALS INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

Exhibit No.	Description	Method of Filing
2.1	Plan of Conversion, dated June 18, 2015	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on June 18, 2015
2.2	Agreement and Plan of Merger dated as of December 15, 2015 among the Company, Arco Merger Sub, LLC and Diffusion Pharmaceuticals LLC *	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on December 15, 2015
3.1	Certificate of Incorporation of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2016
3.2	Bylaws of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Exhibit 3.4 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2017
3.5	Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on June 18, 2015	Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on June 18, 2015
4.1	Form of Diffusion Pharmaceuticals Inc. Convertible Note Agreement	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 3, 2016
4.2	Form of Diffusion Pharmaceuticals LLC Convertible Note Agreement	Incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
4.3	Form of Warrant issued to Investors in the 2017 Private Placement by Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on March 15, 2017
4.4	Form of Warrant issued to Investors in the 2014 Private Placement by the Company	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on April 29, 2014
4.5	Warrant, dated October 21, 2014, issued by the Company to Isaac Blech	Incorporated by reference to Exhibit 4.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014
4.6	Warrant, dated April 29, 2014, issued by the Company to Sol J. Barer, Ph.D.	Incorporated by reference to Exhibit 4.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014
4.7	Form of 2018 Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on January 19, 2018
4.8	Form of 2018 Underwriters' Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on January 22, 2018
10.1	Employment Agreement, dated as of September 6, 2016, by and between David G. Kalergis and Diffusion Pharmaceuticals Inc.**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on September 8, 2016
10.2	Employment Agreement, dated as of October 12, 2016, by and between Ben L. Shealy and Diffusion Pharmaceuticals Inc.**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on October 13, 2016
10.3	Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K as filed on June 18, 2015
10.4	Amendment No. 1 to Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Appendix B to the registrant’s definitive proxy statement on Schedule 14A filed on June 10, 2016

10.5	Form of Diffusion Pharmaceuticals Inc. Stock Option Award Agreement**	Filed herewith
10.6	Form of Diffusion Pharmaceuticals LLC Stock Option Award Agreement**	Incorporated by reference to Exhibit 10.24 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
10.7	Form of 2015 Incentive Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on June 18, 2015
10.8	Form of 2015 Non-Statutory Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on June 18, 2015
10.9	Form of Stock Option Agreement between the Company and certain former Executive Officers**	Incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014
10.10	Form of Stock Option Agreement between the Company and certain former Directors**	Incorporated by reference to Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014
10.11	Form of Indemnification Agreement between Diffusion Pharmaceuticals Inc. and each of its Directors and Officers**	Incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
10.12	Resignation Agreement, dated April 30, 2015, between the Company and Yael Schwartz, Ph.D.**	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 1, 2015
10.13	Lease Agreement, dated March 31, 2017, by and between Diffusion Pharmaceuticals Inc. and One Carlton LLC	Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 8-K for the quarter ended March 31, 2017
10.14	Settlement Agreement, dated September 27, 2016, by and among Diffusion Pharmaceuticals Inc., Diffusion Pharmaceuticals LLC, David Schmidt and the other parties thereto	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 3, 2016
10.15	Contingent Value Rights Agreement, dated as of January 8, 2016, by and between Diffusion Pharmaceuticals Inc. and Computershare, Inc., as Rights Agent	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 8, 2016
21.1	Subsidiaries of Diffusion Pharmaceuticals Inc.	Filed herewith
23.1	Consent of KPMG LLP, independent registered public accounting firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from the registrant’s annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

Filed herewith
*

All exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

**	A management contract or compensatory plan or arrangement.