Form 10-Q
period 2018-06-30
Diffusion Pharmaceuticals Inc.
filed 2018-08-10
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of common stock outstanding at August 9, 2018 was 50,572,001 shares.

DIFFUSION PHARMACEUTICALS INC.

FORM 10-Q

JUNE 30, 2018

Unless the context otherwise requires, in this report, references to the “Company,” “we,” “our” or “us” refer to Diffusion Pharmaceuticals Inc. and its subsidiaries, and references to “common stock” refer to the common stock, par value $0.001 per share, of the Company.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$12,934,703	$8,896,468
Prepaid expenses, deposits and other current assets	772,736	769,946
Total current assets	13,707,439	9,666,414
Property and equipment, net	405,925	460,652
Intangible asset	8,639,000	8,639,000
Goodwill	6,929,258	6,929,258
Other assets	262,214	450,491
Total assets	$29,943,836	$26,145,815
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of convertible debt	$—	$550,000
Accounts payable	175,772	511,956
Accrued expenses and other current liabilities	512,246	1,628,851
Total current liabilities	688,018	2,690,807
Deferred income taxes	1,955,746	2,223,678
Other liabilities	—	1,386
Total liabilities	2,643,764	4,915,871
Commitments and Contingencies (Note 7)
Convertible preferred stock, $0.001 par value:
Series A - 13,750,000 shares authorized at both June 30, 2018 and December 31, 2017. No shares and 12,376,329 shares issued at June 30, 2018 and December 31, 2017, respectively. No shares and 8,306,278 shares outstanding at June 30, 2018 and December 31, 2017, respectively.	—	—
Total convertible preferred stock	—	—
Stockholders’ Equity:
Common stock, $0.001 par value:
1,000,000,000 shares authorized; 50,572,001 and 14,519,629 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	50,571	14,520
Additional paid-in capital	94,883,532	82,770,313
Accumulated deficit	(67,634,031)	(61,554,889)
Total stockholders' equity	27,300,072	21,229,944
Total liabilities, convertible preferred stock and stockholders' equity	$29,943,836	$26,145,815

 See accompanying notes to unaudited interim condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,391,113	$1,179,544	$3,216,681	$2,187,115
General and administrative	1,660,630	1,795,886	3,158,469	3,349,025
Depreciation	26,709	5,790	54,727	12,393
Loss from operations	3,078,452	2,981,220	6,429,877	5,548,533
Other expense (income):
Interest (income) expense, net	(45,339)	18,889	(82,803)	74,608
Change in fair value of warrant liability	—	(23,387,850)	—	(10,468,176)
Warrant related expenses	—	—	—	10,225,846
Other financing expenses	—	—	—	2,870,226
(Loss) income before income tax benefit	(3,033,113)	20,387,741	(6,347,074)	(8,251,037)
Income tax benefit	(267,932)	—	(267,932)	—
Net (loss) income	$(2,765,181)	$20,387,741	$(6,079,142)	$(8,251,037)
Series A cumulative preferred dividends	—	(487,460)	(85,993)	(546,305)
Deemed dividend related to the make-whole provision for the conversion of Series A convertible preferred stock into common stock	—	—	(8,167,895)	—
Net (loss) income attributable to common stockholders	$(2,765,181)	$19,900,281	$(14,333,030)	$(8,797,342)
Per share information:
Net (loss) income per share of common stock, basic	$(0.05)	$0.88	$(0.31)	$(0.83)
Net (loss) income per share of common stock, diluted	$(0.05)	$(1.00)	$(0.31)	$(1.56)
Weighted average shares outstanding, basic	50,546,021	10,828,063	46,357,478	10,582,521
Weighted average shares outstanding, diluted	50,546,021	13,872,632	46,357,478	12,339,386

See accompanying notes to unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders' Equity

Six Months Ended June 30, 2018

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity
	Series A		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	8,306,278	$—	14,519,629	$14,520	$82,770,313	$(61,554,889)	$21,229,944
Conversion of Series A convertible preferred stock to common stock	(8,306,278)	—	8,306,278	8,306	(8,306)	—	—
Issuance of common stock to Series A convertible preferred stockholders under make-whole adjustment feature	—	—	11,668,421	11,668	(11,668)	—	—
Issuance of common stock related to accrued dividends	—	—	1,032,219	1,032	1,147,275	—	1,148,307
Series A cumulative preferred dividend	—	—	—	—	(85,993)	—	(85,993)
Issuance of common stock and warrants, net of issuance costs	—	—	15,000,000	15,000	10,402,520	—	10,417,520
Common stock issued for advisory services			45,454	45	24,955		25,000
Stock-based compensation expense	—	—	—	—	644,436	—	644,436
Net loss	—	—	—	—	—	(6,079,142)	(6,079,142)
Balance at June 30, 2018	—	$—	50,572,001	$50,571	$94,883,532	$(67,634,031)	$27,300,072

See accompanying notes to unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(6,079,142)	$(8,251,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,727	12,393
Stock-based compensation expense	644,436	681,449
Common stock issued for advisory services	25,000	—
Warrant related expense, change in fair value, and other financing expenses	—	2,627,896
Deferred income taxes	(267,932)	—
Non-cash interest expense	—	85,309
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	185,487	(68,189)
Accounts payable, accrued expenses and other liabilities	(391,861)	(1,249,735)
Net cash used in operating activities	(5,829,285)	(6,161,914)

Cash flows used in investing activities:
Purchases of property and equipment	—	(64,002)
Purchase of certificate of deposit	—	(10,000,000)
Net cash used in investing activities	—	(10,064,002)

Cash flows provided by financing activities:
Payment of debt principal	(550,000)	—
Proceeds from the sale of common stock	10,846,062	—
Proceeds from the sale of Series A convertible preferred stock, net	—	22,129,774
Payment of offering costs	(428,542)	(43,311)
Net cash provided by financing activities	9,867,520	22,086,463

Net increase in cash and cash equivalents	4,038,235	5,860,547
Cash and cash equivalents at beginning of period	8,896,468	1,552,852
Cash and cash equivalents at end of period	$12,934,703	$7,413,399

Supplemental disclosure of cash flow information
Cash paid for interest	$40,142	$—
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of accrued dividends related to the issuance of common stock to Series A convertible preferred stock holders	$1,148,307	$—
Purchases of property and equipment in accounts payable and accrued expenses	$—	$(348,286)
Offering costs in accounts payable and accrued expenses	$—	$(50,103)
Series A cumulative preferred dividends	$(85,993)	$(546,305)
Conversion of accrued dividends related to Series A convertible preferred stock	$—	$70,890

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

Diffusion Pharmaceuticals Inc. (“Diffusion” or the “Company”), a Delaware corporation, is a clinical stage biotechnology company focused on extending the life expectancy of cancer patients by improving the effectiveness of current standard-of-care treatments, including radiation therapy and chemotherapy. The Company is developing its lead product candidate, trans sodium crocetinate (“TSC”) for use in many cancer types in which tumor oxygen deprivation ("hypoxia") is known to diminish the effectiveness of current treatments. TSC is designed to target the cancer’s hypoxic micro-environment, re-oxygenating treatment-resistant tissue and making the cancer cells more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. Other possible uses of TSC include the treatment of hypoxic conditions such as stroke, cardiovascular disease, neurodegenerative disease and emergency medicine.

2.	Liquidity

The Company has not generated any revenues from product sales and has funded operations primarily from the proceeds of public offerings, convertible debt and convertible preferred stock. Substantial additional financing will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. On January 22, 2018, the Company closed an underwritten public offering of 15,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) and warrants to purchase 15,000,000 shares of Common Stock. At the closing, the Company also issued warrants to purchase an additional 1,970,625 shares of Common Stock pursuant to the underwriter’s partial exercise of its overallotment option. The shares of Common Stock and warrants were sold at a combined public offering price of $0.80 per share and warrant for total proceeds of approximately $10.8 million. The warrants have an exercise price of $0.80 per share and a term of five years from the date of issuance. In addition, at the closing, the Company issued to designees of the underwriter of the offering warrants to purchase up to 750,000 shares of Common Stock. The underwriter’s warrants have an exercise price of $1.00, a term of five years from the date of issuance and otherwise substantially similar terms to the form of investor warrant. As a result of the offering, all outstanding shares of the Company's Series A convertible preferred stock converted into 21,006,918 shares of Common Stock (including accrued dividends paid-in-kind and issuance of shares in respect of the “make-whole” adjustment feature thereof).

The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. On March 2, 2018, the Company received a written notice from the staff of the Listing Qualifications Department of the Nasdaq Stock Market LLC indicating the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from the date of such notice, or until August 29, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for the Company’s Common Stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. In the event the Company is unable to regain compliance, it could adversely affect the Company’s ability to obtain future funding. If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to: commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process. At the Company’s 2018 Annual Meeting of Stockholders on June 14, 2018, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the shares of the Company’s common stock at a ratio of not less than 1-to-2 and not greater than 1-to-15, with the exact ratio and effective time of the reverse stock split to be determined by the Company’s Board of Directors, if at all.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash and cash equivalents at June 30, 2018 are sufficient to fund operations into September 2019.

3.	Basis of Presentation and Summary of Significant Accounting Policies

The Summary of Significant Accounting Policies included in the Company's Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018 have not materially changed, except as set forth below.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”), and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2018, its results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2017 filed with the SEC on Form 10-K on April 2, 2018.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date the financial statements and reported amounts of expense during the reporting period. Actual results could differ from those estimates. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited interim condensed consolidated financial statements, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited interim condensed consolidated financial statements in the period they are deemed necessary.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments. As of December 31, 2017, the fair value of the Company’s outstanding Series B convertible debt was approximately $0.6 million. The fair value of the convertible debt was determined using a binomial lattice model that utilizes certain unobservable inputs that fall within Level 3 of the fair value hierarchy.

Convertible Debt

Upon maturity of the Series B convertible debt during the second quarter of 2018, the Company repaid the outstanding principal and interest of approximately $0.6 million and $40,000, respectively. As such, the Company does not have any debt outstanding as of June 30, 2018.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Asset and Goodwill

The Company has an intangible asset, RES-529, with a carrying value of $8.6 million and goodwill, with a carrying value of $6.9 million at both June 30, 2018 and December 31, 2017. RES-529 and goodwill are assessed for impairment on October 1 of the Company’s fiscal year or more frequently if impairment indicators exist. The Company has a single reporting unit and all goodwill relates to that reporting unit. There were no impairment indicators or impairments to RES-529 or goodwill during the three and six months ended June 30, 2018 and 2017.

Income Taxes

On December 22, 2017 the President of the United States signed into law the Tax Cuts and Jobs Act ("The 2017 Tax Act"), which resulted in significant changes from previous tax law. Among other things, the 2017 Tax Act reduced the federal corporate income tax rate to 21% from 34% effective January 1, 2018 and also changed the net operating loss carryforwards’ period to now have an indefinite life for all net operating losses generated in 2018 and into the future. As a result of the change in net operating loss carryforward period, during the six months ended June 30, 2018, the Company recognized an income tax benefit of $0.3 million to reflect indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets.

Net (Loss) Income Per Common Share

For the three months ended June 30, 2017, the Company used the two-class method to compute net income per common share because the Company had issued securities (Series A convertible preferred stock) that entitle the holder to participate in dividends and earnings of the Company. Under this method, net income is reduced by any dividends earned during the period. The remaining earnings (undistributed earnings) were allocated to common stock and the Series A convertible preferred stock to the extent that the Series A convertible preferred stock was entitled to share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock would have no obligation to fund losses.

Diluted net (loss) income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, unvested restricted stock, warrants, and convertible debt. In addition, the Company analyzed the potential dilutive effect of the previously outstanding convertible preferred stock under the “if-converted” method when calculating diluted earnings per share, in which it was assumed that the previously outstanding convertible preferred stock converted into common stock at the beginning of the period or when issued, if later. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net (loss) income per share during the period.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net (loss) income per common share calculation:
Net (loss) income	$(2,765,181)	$20,387,741	$(6,079,142)	$(8,251,037)
Accretion of Series A cumulative preferred dividends	—	(487,460)	(85,993)	(546,305)
Undistributed earnings allocated to participating securities	—	(10,416,153)
Deemed dividend related to the make-whole provision for the conversion of Series A preferred stock into common	—	—	(8,167,895)	—
Net (loss) income attributable to common	(2,765,181)	9,484,128	(14,333,030)	(8,797,342)

Weighted average common shares outstanding, basic	50,546,021	10,828,063	46,357,478	10,582,521
Net (loss) income per share of common, basic	$(0.05)	$0.88	$(0.31)	$(0.83)

Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common	(2,765,181)	9,484,128	(14,333,030)	(8,797,342)
Add change in fair value of warrant liability	—	(23,387,850)	—	(10,468,176)
Diluted net loss	(2,765,181)	(13,903,722)	(14,333,030)	(19,265,518)
Weighted average common shares outstanding, basic	50,546,021	10,828,063	46,357,478	10,582,521
Add shares from dilutive warrants	—	3,044,569	—	1,756,865
Common stock equivalents	50,546,021	13,872,632	46,357,478	12,339,386
Diluted net loss per share of common	$(0.05)	$(1.00)	$(0.31)	$(1.56)

The following potentially dilutive securities outstanding as of June 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	June 30,
	2018	2017
Convertible debt	—	774,886
Convertible preferred stock	—	10,449,338
Common stock warrants	31,312,512	457,721
Stock options	3,213,797	2,525,989
Unvested restricted stock awards	—	6,132
	34,526,309	14,214,066

Amounts in the table reflect the common stock equivalents of the noted instruments.

As a result of the offering of our common stock consummated in January 2018, all outstanding shares of the Company's Series A convertible preferred stock converted into shares common stock. See Note 5.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The ASU supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements.  ASU 2018-07 generally requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, for all (1) liability-classified nonemployee awards that have not been settled as of the adoption date and (2) equity-classified nonemployee awards for which a measurement date has not been established. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated results of operations, financial position and cash flows and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring on or after January 1, 2017. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated results of operations, financial position and cash flows and related disclosures.

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

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Accrued interest payable	$—	$37,415
Accrued Series A dividends	—	1,062,314
Accrued payroll and payroll related expenses	328,581	312,221
Accrued professional fees	55,993	122,711
Accrued clinical studies expenses	60,120	63,350
Other accrued expenses	67,552	30,840
Total	$512,246	$1,628,851

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Convertible Preferred Stock, Common Stock and Common Stock Warrants

2018 Common Stock Offering

In January 2018, the Company entered into an Underwriting Agreement (the “Agreement”) pursuant to which it issued 15,000,000 shares of Common Stock and warrants to purchase 15,000,000 shares of Common Stock with an initial exercise price of $0.80 per share for cash proceeds of $10.8 million. In addition, as compensation for its services, the Company granted to the underwriter in the transaction an option (the “Over-Allotment Option”) to purchase, in the aggregate, 2,250,000 shares of Common Stock (the “Option Shares”) and warrants to purchase up to 2,250,000 shares of Common Stock (the “Option Warrants”). The underwriter exercised its right to purchase a portion of the Option Warrants and received an additional 1,970,625 warrants to purchase Common Stock with an initial exercise price $0.80 per share.

 In addition, at the closing, the Company issued to designees of the underwriter warrants to purchase up to 750,000 shares of Common Stock. The underwriter’s warrants have an exercise price of $1.00 per share, a term of five years from the date of issuance and otherwise substantially similar terms to the form of the investor warrant.

During its evaluation of equity classification for the Common Stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

As a result of the Company's Common Stock offering in January 2018, all outstanding shares of the Company's Series A convertible preferred stock converted into 21,006,918 shares of Common Stock of which (i) 8,306,278 shares were issued for the automatic conversion of Series A convertible preferred stock (ii) 1,032,219 shares were issued upon settlement of accrued dividends and (iii) 11,668,421 shares were issued for the settlement of the “make-whole” adjustment feature. A deemed dividend of $8.2 million was recognized for the value of the common shares issued for the settlement of the make-whole adjustment feature.

Common Stock Warrants

As of June 30, 2018, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Common stock warrants issued prior to 2016	36,000	$37.50	-	$49.00	2018 through 2019
Common stock warrants issued related to Series A convertible preferred stock offering	13,555,887		$2.22		March 2022
Common stock warrants issued in 2018 related to the common stock offering	17,720,625	$0.80	-	$1.00	January 2023
	31,312,512

During the six months ended June 30, 2018, 411,721 warrants expired and no warrants were exercised.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Stock-Based Compensation

2015 Equity Plan

The Diffusion Pharmaceuticals Inc. 2015 Equity Plan, as amended (the "2015 Equity Plan"), provides for increases to the number of shares reserved for issuance thereunder each January 1, equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's Board of Directors. Accordingly, 580,785 shares were added to the reserve as of January 1, 2018, which shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of June 30, 2018, there were 27,268 shares of common stock available for future issuance under the 2015 Equity Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$16,274	$24,072	$32,646	$67,404
General and administrative	303,495	290,994	611,790	614,045
Total stock-based compensation expense	$319,769	$315,066	$644,436	$681,449

The following table summarizes the activity related to all stock option grants to employees and non-employees for the six months ended June 30, 2018:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Balance at January 1, 2018	2,555,989	$7.32
Granted	660,000	1.02
Expired	(2,192)	17.10
Outstanding at June 30, 2018	3,213,797	$6.02	7.25
Exercisable at June 30, 2018	2,185,235	$7.46	6.41

Non-employee Stock Options

Non-employee stock options are remeasured to fair value each period using a Black-Scholes option-pricing model until the options vest. The Company did not grant any stock options to non-employees during the six months ended June 30, 2018. The total fair value of non-employee stock options vested during the three months ended June 30, 2018 and 2017 was approximately $1,000 and $12,000, respectively. The total fair value of non-employee stock options vested during the six months ended June 30, 2018 and 2017 was approximately $2,000 and $76,000, respectively. At June 30, 2018, there were 8,137 unvested options subject to remeasurement and approximately $3,000 of unrecognized compensation expense that will be recognized over a weighted-average period of 1.24 years.

Employee Stock Options

During the six months ended June 30, 2018, the Company granted 660,000 stock options to employees. The weighted average grant date fair value of stock option awards granted to employees was $0.86 during the six months ended June 30, 2018. During the three months ended June 30, 2018 and 2017 the Company recognized stock-based compensation expense of $0.3 million and $0.3 million, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $0.6 million and $0.6 million, respectively. No options were exercised during any of the periods presented. At June 30, 2018, there was $2.5 million of unrecognized compensation expense that will be recognized over a weighted-average period of 5.0 years.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options granted were valued using the Black-Scholes option-pricing model and the weighted average assumptions used to value the options granted during the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
Expected term (in years)	5.57	5.68
Risk-free interest rate	2.4%	2.0%
Expected volatility	114.7%	114.9%
Dividend yield	—%	—%

Restricted Stock Awards

As of June 30, 2018, there were no unvested shares of restricted stock. During the three months ended June 30, 2018 and 2017, there were 1,533 and 1,533 shares that vested, respectively and the Company recognized stock-based compensation expense of approximately $3,000 and $3,000, respectively. During the six months ended June 30, 2018 and 2017, there were 3,066 and 3,072 shares that vested, respectively and the Company recognized stock-based compensation expense of approximately $6,000 and $6,000, respectively.

7.	Commitments and Contingencies

Office Space Rental

The Company leases office and laboratory facilities in Charlottesville, Virginia. Rent expense related to the Company's operating lease for the three months ended June 30, 2018 and 2017 was approximately $28,000 and $35,000, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was approximately $56,000 and $52,000, respectively. The Company will continue to recognize rent expense on a straight-line basis over the lease period and will accrue for rent expense incurred but not yet paid. Future minimum rental payments under the Company's non-cancelable operating lease at June 30, 2018 was as follows:

Rental Commitments
2018	$56,519
2019	114,409
2020	116,464
2021	118,519
2022	39,735
Total	$445,646

Arrangement with Clinical Research Organization

On July 5, 2017, the Company entered into a Master Services Agreement ("MSA") with a contract research organization ("CRO") to provide clinical trial services for individual studies and projects by executing individual work orders. The MSA and associated work orders are designed such that payments are to be made in advance of the work to be performed.  The Company recognized research and development expenses related to this MSA of $0.4 million and $1.2 million during the three and six months ended June 30, 2018. As of June 30, 2018, there was $0.5 million of prepaid research and development costs that are estimated to be recognized during 2018.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the Company’s former Chief Executive Officer under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action. After a hearing for the petition and motion on April 14, 2015, the Court granted the Company’s petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. No arbitration hearing has yet been scheduled. A dismissal hearing is scheduled for November 19, 2018. The Company believes this matter is without merit and intends to defend the arbitration vigorously. Because this matter is in an early stage, the Company is unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on the Company’s financial position. Depending on the outcome or resolution of this matter, it could have a material effect on the Company’s financial position.

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

Business Overview

We are a clinical stage biotechnology company focused on extending the life expectancy of cancer patients by improving the effectiveness of current standard-of-care treatments, including radiation therapy and chemotherapy. We are developing our lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in the many cancer types in which tumor oxygen deprivation (“hypoxia”) is known to diminish the effectiveness of current treatments. TSC is designed to target the cancer’s hypoxic micro-environment, re-oxygenating treatment-resistant tissue and making the cancer cells more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. Other possible uses of TSC include the treatment of hypoxic conditions such as stroke, cardiovascular disease, neurogenerative disease and emergency medicine.

Our lead development programs target TSC against cancers known to be inherently treatment-resistant, with a focus on brain cancer. A Phase 2 clinical program, completed in the second quarter of 2015, evaluated 59 patients with newly diagnosed glioblastoma multiforme (“GBM”). This open label, historically controlled study demonstrated a favorable safety and efficacy profile for TSC combined with standard of care, including a 37% improvement in overall survival over the control group at two years. A particularly strong efficacy signal was seen in the inoperable patients, where survival of TSC-treated patients at two years was increased by almost four-fold over the controls. In December 2017, the Company initiated the INvestigation of TSC Against Cancerous Tumors (INTACT) Phase 3 trial in the newly diagnosed inoperable GBM patient population. Patient enrollment began in January 2018. The trial will enroll 236 patients in total, with 118 in the treatment arm and 118 in the control arm.

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

In addition to the TSC programs, we are exploring alternatives regarding how best to capitalize upon our product candidate RES-529, which may include possible out-licensing and other options. RES-529 is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase 1 clinical trials for age-related macular degeneration and is currently in preclinical development in oncology, specifically GBM. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and can cross the blood brain barrier.

Financial Summary

In January 2018, we closed our underwritten public offering of 15,000,000 shares of our Common Stock, par value $0.001 per share, and warrants to purchase 15,000,000 shares of Common Stock. At the closing, we also issued warrants to purchase an additional 1,970,625 shares of Common Stock pursuant to the underwriter's partial exercise of its overallotment option. The shares of Common Stock and warrants were sold at a combined public offering price of $0.80 per share and warrant for total gross proceeds of approximately $12.0 million. The warrants have an exercise price of $0.80 per share and a term of five years from the date of issuance. In addition, at the closing, the Company issued to designees of the underwriter of the offering warrants to purchase up to 750,000 shares of Common Stock. The underwriter’s warrants have an exercise price of $1.00, a term of five years from the date of issuance and otherwise substantially similar terms to the form of investor warrant.

At June 30, 2018, we had cash and cash equivalents of $12.9 million. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred net losses of $2.8 million and $6.1 million for the three and six months ended June 30, 2018, respectively. Our accumulated deficit as of June 30, 2018 was $67.6 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will substantially increase as we:

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

      We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC for use in the treatment of GBM and other hypoxia related indications. We believe that our cash and cash equivalents as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into September 2019. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to TSC and our other product candidates.

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

Interest (Income) Expense, Net

Interest (income) expense, net consists principally of the interest expense recorded in connection with our convertible debt instruments offset by the interest earned from our cash and cash equivalents.

Change in Fair Value of Warrant Liabilities, Warrant Related Expenses, and Other Financing Expenses

In connection with our Series A convertible preferred stock private placement in March 2017, we recorded warrant expense associated with the change in fair value of the common stock warrants from issuance, the excess fair value of the common stock warrants over the gross cash proceeds from such offering, and placement agent commissions and other offering costs. Until their reclassification into stockholders’ equity in November 2017 in connection with the amendment of our certificate of incorporation, the warrants were liability classified and remeasured at each reporting period with changes in fair value recorded through earnings. As a result of the offering of our common stock consummated in January 2018, all outstanding shares of the Company's Series A convertible preferred stock converted into shares common stock.

Income Tax Benefit

As a result of the change in net operating loss carryforward period associated with the 2017 Tax Act, the Company recognized an income tax benefit to reflect indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets.

Results of Operations for Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth our results of operations for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	2017	Change
Operating expenses:
Research and development	$1,391,113	$1,179,544	$211,569
General and administrative	1,660,630	1,795,886	(135,256)
Depreciation	26,709	5,790	20,919
Loss from operations	3,078,452	2,981,220	97,232
Other expense (income):
Interest (income) expense, net	(45,339)	18,889	(64,228)
Change in fair value of warrant liabilities	—	(23,387,850)	23,387,850
(Loss) income before income tax benefit	(3,033,113)	20,387,741	(23,420,854)
Income tax benefit	(267,932)	—	(267,932)
Net (loss) income	$(2,765,181)	$20,387,741	$(23,152,922)

We recognized $1.4 million in research and development expenses during the three months ended June 30, 2018 compared to $1.2 million during the three months ended June 30, 2017. The increase in research and development expense was attributable to a $0.8 million increase in expense related to our Phase 3 GMB trial, offset by a $0.6 million decrease in expense associated with manufacturing costs.

General and administrative expenses were $1.7 million during the three months ended June 30, 2018 compared to $1.8 million during the three months ended June 30, 2017. The decrease in general and administrative expense was primarily due to a $0.3 million decrease in professional fees, partially offset by an increase in salary and wages expense of $0.2 million.

The change in interest (income) expense, net for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is primarily attributable to having a larger debt principal balance with a higher interest rate outstanding during the three months ended June 30, 2017 compared to the same period in 2018. We also received more interest income during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

In connection with the private placement of our Series A convertible preferred stock and common stock warrants in March 2017, we determined the warrants to be classified as liabilities and subject to remeasurement at each reporting period. As a result of the liability classification, during the three months ended June 30, 2017, we recorded a $23.4 million gain for the change in fair value of our common stock warrant liabilities which was primarily attributable to the decrease in the market price for our common stock. There were no such charges in 2018 as the warrants were reclassified into equity in November of 2017.

As a result of the change in net operating loss carryforward period associated with the 2017 Tax Act, the Company recognized an income tax benefit of $0.3 million to reflect indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets.

Results of Operations for Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth our results of operations for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017	Change
Operating expenses:
Research and development	$3,216,681	$2,187,115	$1,029,566
General and administrative	3,158,469	3,349,025	(190,556)
Depreciation	54,727	12,393	42,334
Loss from operations	6,429,877	5,548,533	881,344
Other expense (income):
Interest (income) expense, net	(82,803)	74,608	(157,411)
Change in fair value of warrant liabilities	—	(10,468,176)	10,468,176
Warrant related expenses	—	10,225,846	(10,225,846)
Other financing expenses	—	2,870,226	(2,870,226)
(Loss) income before income tax benefit	(6,347,074)	(8,251,037)	(1,903,963)
Income tax benefit	(267,932)	—	(267,932)
Net loss	$(6,079,142)	$(8,251,037)	$2,171,895

We recognized $3.2 million in research and development expenses during the six months ended June 30, 2018 compared to $2.2 million during the six months ended June 30, 2017. The increase in research and development expense was mainly attributable to a $1.9 million increase in expense related to our Phase 3 GBM trial, offset by a $0.9 million decrease in manufacturing costs.

General and administrative expenses were $3.2 million during the six months ended June 30, 2018 compared to $3.3 million during the six months ended June 30, 2017. The decrease in general and administrative expense was primarily due to a $0.6 million decrease in professional fees offset by an increase in salary and other expense of $0.5 million.

The change in interest (income) expense, net for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is primarily attributable to having a larger debt principal balance with a higher interest rate outstanding during the six months ended June 30, 2017 compared to the same period in 2018.

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

As a result of the change in net operating loss carryforward period associated with the 2017 Tax Act, the Company recognized an income tax benefit of $0.3 million to reflect indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets.

Liquidity and Capital Resources

Working Capital

To date, we have funded our operations primarily through the sale and issuance of preferred stock, common stock and convertible debt. In January 2018, the Company closed an underwritten public offering of 15,000,000 shares of Common Stock and warrants to purchase 15,000,000 shares of Common Stock and received approximately $10.6 million aggregate net proceeds. As of June 30, 2018, we had $12.9 million in cash and cash equivalents, working capital of $13.0 million and an accumulated deficit of $67.6 million. We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents to fund our working capital and research and development of our product candidates.

 Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
Net cash (used in) provided by:	2018	2017
Operating activities	$(5,829,285)	$(6,161,914)
Investing activities	—	(10,064,002)
Financing activities	9,867,520	22,086,463
Net increase in cash and cash equivalents	$4,038,235	$5,860,547

Operating Activities

Net cash used in operating activities of $5.8 million during the six months ended June 30, 2018 was primarily attributable to our net loss of $6.1 million and our net change in operating assets and liabilities of $0.2 million. This amount was offset by $0.6 million in stock-based compensation expense and $0.1 million of depreciation expense. The net change in our operating assets and liabilities is primarily attributable to the decrease in our accounts payable due to the timing of payments to our vendors.

Net cash used in operating activities of $6.2 million during the six months ended June 30, 2017 was primarily attributable to our net loss of $8.3 million and our net change in operating assets and liabilities of $1.3 million. This amount was offset by $2.6 million in non-cash, warrant related and other financing expenses and $0.7 million in stock-based compensation expense. The net change in our operating assets and liabilities is primarily attributable to the decrease in our accounts payable due to the timing of payments to our vendors, offset by an increase in accrued expenses due to additional accrued interest as well as an increase in prepaid expenses, mainly related to insurance costs.

Investing Activities

During the six months ended June 30, 2017, we purchased a certificate of deposit in the amount of $10.0 million and had approximately $64,000 in fixed asset purchases. We had no such purchases in 2018.

Financing Activities

Net cash provided by financing activities was $9.9 million during the six months ended June 30, 2018, which was attributable to the $10.8 million in proceeds received upon the sale of our Common Stock, offset by approximately $0.4 million in payments for additional related offering costs. During the six months ended June 30, 2018, we repaid the outstanding balance of our convertible debt in the amount of approximately $0.6 million. Net cash provided by financing activities was $22.1 million during the six months ended June 30, 2017, which was attributable to the $22.1 million in proceeds received upon the initial closing of our Series A private placement offset by approximately $43,000 in payments for related offering costs.

Capital Requirements

We expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing our lead product candidate, TSC, for use in the treatment of GBM and other hypoxia related indications. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to advance the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. At the current time, the bulk of our cash resources for clinical development is dedicated to the Phase 3 trial for TSC in inoperable GBM. While we believe we have adequate cash resources to continue operations into September 2019, we will need to raise additional funds in order to complete this trial. We do not expect to commence any clinical trials beyond the inoperable GBM trial unless we are able to raise additional capital or make alternative financing arrangements for any such trial.

To date, we have funded our ongoing business operations and short-term liquidity needs, primarily through the sale and issuance of preferred stock, common stock and convertible debt. We expect to continue this practice for the foreseeable future. We believe our cash and cash equivalents as of June 30, 2018 will be sufficient to fund our planned operations into September 2019.

As of June 30, 2018, we did not have credit facilities under which we could borrow funds or any other sources of committed capital. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise any additional capital in the near-term and/or we cannot significantly reduce our expenses and are forced to terminate our operations, investors may experience a complete loss of their investment.

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

On March 2, 2018, we received a written notice from NASDAQ indicating we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for our Common Stock had closed below $1.00 per share for the previous 30 consecutive business days. See Note 2 of our unaudited interim condensed consolidated statements for further details. At the Company’s 2018 Annual Meeting of Stockholders on June 14, 2018, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the shares of the Company’s common stock at a ratio of not less than 1-to-2 and not greater than 1-to-15, with the exact ratio and effective time of the reverse stock split to be determined by the Company’s Board of Directors, if at all.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 10, 2018

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
101

The following materials from Diffusion’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

Filed herewith