Form 10-Q
period 2018-09-30
Diffusion Pharmaceuticals Inc.
filed 2018-11-13
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of common stock outstanding at November 1, 2018 was 50,643,429 shares.

DIFFUSION PHARMACEUTICALS INC.

FORM 10-Q

SEPTEMBER 30, 2018

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

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$11,018,441	$8,896,468
Prepaid expenses, deposits and other current assets	551,337	769,946
Total current assets	11,569,778	9,666,414
Property and equipment, net	379,202	460,652
Intangible asset	8,639,000	8,639,000
Goodwill	2,743,208	6,929,258
Other assets	263,480	450,491
Total assets	$23,594,668	$26,145,815
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of convertible debt	$—	$550,000
Accounts payable	129,057	511,956
Accrued expenses and other current liabilities	816,620	1,628,851
Total current liabilities	945,677	2,690,807
Deferred income taxes	1,741,253	2,223,678
Other liabilities	—	1,386
Total liabilities	2,686,930	4,915,871
Commitments and Contingencies (Note 8)
Convertible preferred stock, $0.001 par value:
Series A - No shares and 13,750,000 shares authorized at September 30, 2018 and December 31, 2017, respectively. No shares and 12,376,329 shares issued at September 30, 2018 and December 31, 2017, respectively. No shares and 8,306,278 shares outstanding at September 30, 2018 and December 31, 2017, respectively.	—	—
Total convertible preferred stock	—	—
Stockholders’ Equity:
Common stock, $0.001 par value:
1,000,000,000 shares authorized; 50,572,001 and 14,519,629 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	50,571	14,520
Additional paid-in capital	95,210,928	82,770,313
Accumulated deficit	(74,353,761)	(61,554,889)
Total stockholders' equity	20,907,738	21,229,944
Total liabilities, convertible preferred stock and stockholders' equity	$23,594,668	$26,145,815

 See accompanying notes to unaudited interim condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,169,810	$1,759,305	$4,386,491	$3,946,420
General and administrative	1,589,621	1,559,399	4,748,090	4,908,424
Goodwill impairment	4,186,050	—	4,186,050	—
Depreciation	26,723	27,374	81,450	39,767
Loss from operations	6,972,204	3,346,078	13,402,081	8,894,611
Other expense (income):
Interest (income) expense, net	(37,981)	(1,318)	(120,784)	73,290
Change in fair value of warrant liability	—	(8,441,616)	—	(18,909,792)
Warrant related expenses	—	—	—	10,225,846
Other financing expenses	—	—	—	2,870,226
(Loss) income from operations before income tax benefit	(6,934,223)	5,096,856	(13,281,297)	(3,154,181)
Income tax benefit	(214,493)	—	(482,425)	—
Net (loss) income	$(6,719,730)	$5,096,856	$(12,798,872)	$(3,154,181)
Series A cumulative preferred dividends	—	(366,641)	(85,993)	(912,946)
Undistributed earnings to participating securities	—	(1,838,354)	—	—
Deemed dividend related to the make-whole provision for the conversion of Series A convertible preferred stock into common stock	—	—	(8,167,895)	—
Net (loss) income attributable to common stockholders	$(6,719,730)	$2,891,861	$(21,052,760)	$(4,067,127)
Per share information:
Net (loss) income per share of common stock, basic	$(0.13)	$0.21	$(0.44)	$(0.35)
Net (loss) income per share of common stock, diluted	$(0.13)	$0.20	$(0.44)	$(1.83)
Weighted average shares outstanding, basic	50,572,001	13,937,869	47,777,757	11,709,128
Weighted average shares outstanding, diluted	50,572,001	14,714,853	47,777,757	12,525,707

See accompanying notes to unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders' Equity

Nine Months Ended September 30, 2018

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity
	Series A		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	8,306,278	$—	14,519,629	$14,520	$82,770,313	$(61,554,889)	$21,229,944
Conversion of Series A convertible preferred stock to common stock	(8,306,278)	—	8,306,278	8,306	(8,306)	—	—
Issuance of common stock to Series A convertible preferred stockholders under make-whole adjustment feature	—	—	11,668,421	11,668	(11,668)	—	—
Issuance of common stock related to accrued dividends	—	—	1,032,219	1,032	1,147,275	—	1,148,307
Series A cumulative preferred dividend	—	—	—	—	(85,993)	—	(85,993)
Issuance of common stock and warrants, net of issuance costs	—	—	15,000,000	15,000	10,402,520	—	10,417,520
Common stock issued for advisory services			45,454	45	24,955		25,000
Stock-based compensation expense	—	—	—	—	971,832	—	971,832
Net loss	—	—	—	—	—	(12,798,872)	(12,798,872)
Balance at September 30, 2018	—	$—	50,572,001	$50,571	$95,210,928	$(74,353,761)	$20,907,738

See accompanying notes to unaudited condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(12,798,872)	$(3,154,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81,450	39,767
Stock-based compensation expense	971,832	973,950
Common stock issued for advisory services	25,000	50,000
Warrant related expense, change in fair value, and other financing expenses	—	(5,813,720)
Change in deferred income taxes	(482,425)	—
Goodwill impairment	4,186,050	—
Non-cash interest expense	—	11,967
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	405,620	(661,675)
Accounts payable, accrued expenses and other liabilities	(134,202)	(1,496,150)
Net cash used in operating activities	(7,745,547)	(10,050,042)

Cash flows used in investing activities:
Purchases of property and equipment	—	(438,604)
Purchase of certificate of deposit	—	(10,000,000)
Net cash used in investing activities	—	(10,438,604)

Cash flows provided by financing activities:
Repayment of convertible debt principal	(550,000)	(1,880,000)
Proceeds from the sale of common stock	10,846,062	—
Proceeds from the sale of Series A convertible preferred stock, net	—	22,129,774
Payment of offering costs	(428,542)	(97,980)
Net cash provided by financing activities	9,867,520	20,151,794

Net increase (decrease) in cash and cash equivalents	2,121,973	(336,852)
Cash and cash equivalents at beginning of period	8,896,468	1,552,852
Cash and cash equivalents at end of period	$11,018,441	$1,216,000

Supplemental disclosure of cash flow information
Cash paid for interest	$40,142	$112,800
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of accrued dividends related to the issuance of common stock to Series A convertible preferred stock holders	$1,148,307	$—
Series A cumulative preferred dividends	$(85,993)	$(912,946)
Conversion of accrued dividends related to Series A convertible preferred stock	$—	$187,172

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

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

The Company currently does not have any commitments to obtain additional funds and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. On March 2, 2018, the Company received a written notice from the staff of the Listing Qualifications Department of the Nasdaq Stock Market LLC (the "Staff") indicating the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Rule") because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of such notice, or until August 29, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for the Company’s Common Stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. On August 30, 2018, the Company received a written notice from the Staff providing that, although the Company had not regained compliance with the Minimum Bid Price Rule by August 29, 2018, in accordance with Nasdaq Listing Rule 5810(c)(3)(F), the Staff had determined that the Company is eligible for an additional 180 calendar days from the date of such notice, or until February 25, 2019, to regain compliance with the Minimum Bid Price Rule.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the event the Company is unable to regain compliance, it could adversely affect the Company’s ability to obtain future funding. If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to; commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process. At the Company’s 2018 Annual Meeting of Stockholders on June 14, 2018, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the shares of the Company’s common stock at a ratio of not less than 1-to-2 and not greater than 1-to-15, with the exact ratio and effective time of the reverse stock split to be determined by the Company’s Board of Directors, if at all.

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company currently has no sources of revenue and its ability to continue as a going concern is dependent on its ability to raise capital to fund its future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements included herein do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash and cash equivalents at September 30, 2018 are sufficient to fund operations in to September 2019.

3.	Basis of Presentation and Summary of Significant Accounting Policies

The Summary of Significant Accounting Policies included in the Company's Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018 have not materially changed, except as set forth below.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”), and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2018, its results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2017 filed with the SEC on Form 10-K on April 2, 2018.

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

Convertible Debt

Upon maturity of the Series B convertible debt during the second quarter of 2018, the Company repaid the outstanding principal and interest of approximately $0.6 million and $40,000, respectively. As such, the Company does not have any debt outstanding as of September 30, 2018.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Asset and Goodwill

Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. In January 2017, the FASB issued revised guidance that simplifies the test for goodwill impairment, effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Under the revised guidance, if a reporting unit’s carrying value exceeds its fair value, an impairment charge will be recorded to reduce the reporting unit to fair value. Prior to the revised guidance, the amount of the impairment was the difference between the carrying value of the goodwill and the "implied" fair value, which was calculated as if the reporting unit had just been acquired and accounted for as a business combination. The Company has a single reporting unit and all goodwill relates to that reporting unit. The Company's RES-529 intangible asset and goodwill are assessed for impairment annually on October 1 of the Company’s fiscal year or more frequently if impairment indicators exist. There was no impairment to the Company’s RES-529 intangible asset recognized during the three or nine months ended September 30, 2018 and 2017. During the three months ended September 30, 2018, the Company recorded a non-cash goodwill impairment of $4.2 million (see Note 5).

Income Taxes

On December 22, 2017 the President of the United States signed into law the Tax Cuts and Jobs Act ("The 2017 Tax Act"), which resulted in significant changes from previous tax law. Among other things, the 2017 Tax Act reduced the federal corporate income tax rate to 21% from 34% effective January 1, 2018 and also changed the net operating loss carryforwards’ period such that all net operating losses generated in 2018 and into the future now have an indefinite life. As a result of the change in net operating loss carryforward period, during the three and nine months ended September 30, 2018, the Company recognized an income tax benefit of $0.2 million and $0.5 million, respectively, to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets.

Net (Loss) Income Per Common Share

For the three and nine months ended September 30, 2017, the Company used the two-class method to compute net income per common share because the Company had issued securities (Series A convertible preferred stock) that entitled the holder to participate in dividends and earnings of the Company. Under this method, net income is reduced by any dividends earned during the period. The remaining earnings (undistributed earnings) were allocated to common stock and the Series A convertible preferred stock to the extent that the Series A convertible preferred stock was entitled to share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock would have no obligation to fund losses.

Diluted net (loss) income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, unvested restricted stock, warrants, and convertible debt. In addition, the Company analyzed the potential dilutive effect of the previously outstanding Series A convertible preferred stock under the “if-converted” method when calculating diluted earnings per share, in which it was assumed that the previously outstanding convertible preferred stock converted into common stock at the beginning of the period or when issued, if later. The Company would report the more dilutive of the approaches (two class or “if-converted”) as its diluted net (loss) income per share during the period.

For the periods in which the Company reported a net loss, there was no dilutive effect under either the two-class or “if-converted” method. For the three months ended September 30, 2017, the Company presented diluted net income per common share using the two-class method, which was more dilutive than the “if-converted” method.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic net (loss) income per common share calculation:
Net (loss) income	$(6,719,730)	$5,096,856	$(12,798,872)	$(3,154,181)
Accretion of Series A cumulative preferred dividends	—	(366,641)	(85,993)	(912,946)
Undistributed earnings allocated to participating securities	—	(1,838,354)
Deemed dividend related to the make-whole provision for the conversion of Series A preferred stock into common	—	—	(8,167,895)	—
Net (loss) income attributable to common	(6,719,730)	2,891,861	(21,052,760)	(4,067,127)

Weighted average common shares outstanding, basic	50,572,001	13,937,869	47,777,757	11,709,128
Net (loss) income per share of common, basic	$(0.13)	$0.21	$(0.44)	$(0.35)

Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common	(6,719,730)	2,891,861	(21,052,760)	(4,067,127)
Change in fair value of warrant liability	—	—	—	(18,909,792)
Interest on convertible debt	—	28,891	—	—
Diluted net loss	(6,719,730)	2,920,752	(21,052,760)	(22,976,919)
Weighted average common shares outstanding, basic	50,572,001	13,937,869	47,777,757	11,709,128
Common stock equivalents arising from stock options	—	20,608	—	—
Common stock equivalents arising from warrants	—	—	—	816,579
Common stock equivalents arising from convertible debt	—	756,376	—	—
Common stock equivalents	50,572,001	14,714,853	47,777,757	12,525,707
Diluted net loss per share of common	$(0.13)	$0.20	$(0.44)	$(1.83)

The following potentially dilutive securities outstanding as of September 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Convertible debt	—	—	—	213,879
Common stock warrants	31,303,012	14,003,608	31,303,012	447,721
Stock options	3,213,797	2,521,605	3,213,797	2,545,989
Unvested restricted stock awards	—	4,599	—	4,599
	34,516,809	16,529,812	34,516,809	3,212,188

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amounts in the table reflect the common stock equivalents of the noted instruments.

As a result of the offering of its common stock consummated in January 2018, all outstanding shares of the Company's Series A convertible preferred stock converted into shares common stock. See Note 6 of these unaudited interim condensed consolidated statements for further details.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-03, Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of ASC 820. The goal of the ASU is to improve the effectiveness of ASC 820's disclosure requirements. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company is currently evaluating the potential impact of the adoption of this standard on its related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring on or after January 1, 2017. The Company early adopted this standard in the third quarter of 2018. See Note 5 for further discussion of the Company's intangible assets, including goodwill.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the guidance in ASC 840, Leases. ASC 842 will be effective for the Company on January 1, 2019, and the Company expects to apply the practical expedients allowed by the standard. See Note 8 for details of the Company's current lease arrangement. While the Company continues to evaluate the provisions of ASC 842 to determine how it will be impacted, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. The adoption of ASC 842 is not expected to have a material impact on the Company's results of operations or cash flows.

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Accrued interest payable	$—	$37,415
Accrued Series A dividends	—	1,062,314
Accrued payroll and payroll related expenses	618,131	312,221
Accrued professional fees	80,051	122,711
Accrued clinical studies expenses	47,688	63,350
Other accrued expenses	70,750	30,840
Total	$816,620	$1,628,851

5.	Goodwill and Intangible Assets

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. The Company applies ASC 350 “Goodwill and Other Intangible Assets,” which requires testing goodwill for impairment on an annual basis. The Company evaluates goodwill on a consolidated basis as the Company is organized as a single reporting unit. The Company completes its annual impairment test on October 1 each year, or more frequently if triggering events indicate a possible impairment. The Company considers certain triggering events when evaluating whether an interim goodwill impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of the Company. The Company’s market capitalization was below the carrying value of equity throughout the third quarter and as a result, management concluded that the carrying value of goodwill may not be recoverable and that a triggering event requiring an interim assessment of goodwill impairment had occurred during the three months ended September 30, 2018.

Management performed the goodwill impairment assessment using a market approach to estimate the fair value of the Company using the Company's market capitalization. This fair value was derived by multiplying the Company's shares outstanding by the average daily close prices of the Company's stock during the third quarter. The carrying value of the Company's net equity exceeded its fair value, and accordingly, the Company recognized a $4.2 million non-cash impairment charge to goodwill that reduced the carrying value to fair value. The following table shows the changes in the carrying value of goodwill during the nine months ended September 30, 2018:

Carrying value of goodwill at December 31, 2017:	$6,929,258
Impairment of goodwill	(4,186,050)
Carrying value of goodwill at September 30, 2018:	$2,743,208

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTSc

The Company has an indefinite-lived In-Process Research and Development Asset (IPR&D) called RES-529, which has a balance of $8.6 million at both September 30, 2018 and December 31, 2017. RES-529 is a PI3K/Akt/mTOR pathway inhibitor in preclinical development for oncology. There was no impairment to the Company’s RES-529 intangible asset recognized during the three or nine months ended September 30, 2018 or 2017.

6.	Convertible Preferred Stock, Common Stock and Common Stock Warrants

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

As of September 30, 2018, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Common stock warrants issued prior to 2016	26,500	$37.50	-	$49.00	2018 through 2019
Common stock warrants issued related to Series A convertible preferred stock offering	13,555,887		$2.22		March 2022
Common stock warrants issued in 2018 related to the common stock offering	17,720,625	$0.80	-	$1.00	January 2023
	31,303,012

During the nine months ended September 30, 2018, 421,221 warrants expired and no warrants were exercised.

7.	Stock-Based Compensation

2015 Equity Plan

The Diffusion Pharmaceuticals Inc. 2015 Equity Plan, as amended (the "2015 Equity Plan"), provides for increases to the number of shares reserved for issuance thereunder each January 1, equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's Board of Directors. Accordingly, 580,785 shares were added to the reserve as of January 1, 2018, which shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of September 30, 2018, there were 27,268 shares of common stock available for future issuance under the 2015 Equity Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$16,202	$14,333	$48,848	$81,737
General and administrative	311,194	278,168	922,984	892,213
Total stock-based compensation expense	$327,396	$292,501	$971,832	$973,950

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to all stock option grants to employees and non-employees for the nine months ended September 30, 2018:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Balance at January 1, 2018	2,555,989	$7.32
Granted	660,000	1.02
Expired	(2,192)	17.10
Outstanding at September 30, 2018	3,213,797	$6.02	7.01
Exercisable at September 30, 2018	2,361,007	$7.09	6.35

Non-employee Stock Options

Non-employee stock options are remeasured to fair value each period using a Black-Scholes option-pricing model until the options vest. The Company did not grant any stock options to non-employees during the nine months ended September 30, 2018. The total fair value of non-employee stock options vested during the three months ended September 30, 2018 and 2017 was approximately $1,000 and $7,000, respectively. The total fair value of non-employee stock options vested during the nine months ended September 30, 2018 and 2017 was approximately $3,000 and $83,000, respectively. At September 30, 2018, there were 5,166 unvested options subject to remeasurement and approximately $2,000 of unrecognized compensation expense that will be recognized over a weighted-average period of 1.26 years.

Employee Stock Options

During the nine months ended September 30, 2018, the Company granted 660,000 stock options to employees. The weighted average grant date fair value of stock option awards granted to employees was $0.86 during the nine months ended September 30, 2018. During the three months ended September 30, 2018 and 2017 the Company recognized stock-based compensation expense of $0.3 million and $0.3 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $1.0 million and $0.9 million, respectively. No options were exercised during any of the periods presented. At September 30, 2018, there was $2.1 million of unrecognized compensation expense that will be recognized over a weighted-average period of 5.2 years.

Options granted were valued using the Black-Scholes option-pricing model and the weighted average assumptions used to value the options granted during the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
Expected term (in years)	5.57	6.03
Risk-free interest rate	2.4%	2.0%
Expected volatility	114.7%	114.9%
Dividend yield	—%	—%

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

As of September 30, 2018, there were no unvested shares of restricted stock. During the nine months ended September 30, 2018 and 2017, there were 3,066 and 4,599 shares that vested, respectively and the Company recognized stock-based compensation expense of approximately $6,000 and $9,000, respectively.

8.	Commitments and Contingencies

Office Space Rental

The Company leases office and laboratory facilities in Charlottesville, Virginia. Rent expense related to the Company's operating lease for the three months ended September 30, 2018 and 2017 was approximately $28,000 and $28,000, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was approximately $84,000 and $80,000, respectively. The Company will continue to recognize rent expense on a straight-line basis over the lease period and will accrue for rent expense incurred but not yet paid. Future minimum rental payments under the Company's non-cancelable operating lease at September 30, 2018 was as follows:

Rental Commitments
2018	$28,260
2019	114,409
2020	116,464
2021	118,519
2022	39,735
Total	$417,387

Arrangement with Clinical Research Organization

On July 5, 2017, the Company entered into a Master Services Agreement ("MSA") with a contract research organization ("CRO") to provide clinical trial services for individual studies and projects by executing individual work orders. The MSA and associated work orders are designed such that payments are to be made in advance of the work to be performed.  The Company recognized research and development expenses related to this MSA of $0.4 million and $1.6 million during the three and nine months ended September 30, 2018. As of September 30, 2018, there was $0.3 million of prepaid research and development costs that are estimated to be recognized during 2018.

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

Our lead development programs target TSC against cancers known to be inherently treatment-resistant, with a focus on brain cancer. A Phase 2 clinical program, completed in the second quarter of 2015, evaluated 59 patients with newly diagnosed glioblastoma multiforme (“GBM”). This open label, historically controlled study demonstrated a favorable safety and efficacy profile for TSC combined with standard of care, including a 37% improvement in overall survival over the control group at two years. A particularly strong efficacy signal was seen in the inoperable patients, where survival of TSC-treated patients at two years was increased by almost four-fold over the controls. In December 2017, the Company initiated the INvestigation of TSC Against Cancerous Tumors (INTACT) Phase 3 trial in the newly diagnosed inoperable GBM patient population. Patient enrollment began in January 2018. The trial will enroll 236 patients in total, with 118 in the treatment arm and 118 in the control arm. TSC with concomitant temozolomide is being assigned to the first 8 patients. During their temozolomide-only treatment period, these patients will be assigned TSC at ascending doses over two 28-day cycles, with the Data Safety Monitoring Board examining and reporting on the resultant data.

Using its novel mechanism of action, TSC has been shown to safely re-oxygenate a range of tumor types in our preclinical and clinical studies. Diffusion believes its therapeutic potential is not limited to one specific tumor type, thereby making it potentially useful to improve standard-of-care treatments of other life-threatening cancers. Given TSC’s safety profile and animal data, we can, with appropriate funding, move directly into Phase 2 studies in other cancers. We also believe that TSC has potential application in other indications involving hypoxia, such as stroke, cardiovascular disease, neurodegenerative diseases and emergency medicine. In September 2018, we received approval from the U.S. Food and Drug Administration to enroll patients in an ambulance-based Phase 2 clinical trial testing using TSC, for the treatment of acute stroke. The trial, named PHAST-TSC (Pre-Hospital Ambulance Stroke Trial-TSC), will involve 23 hospitals across urban, suburban, and rural areas in Los Angeles and Central Virginia, working closely with approximately 150 emergency medical transport groups. The decision on when to commence this trial will be based principally on two factors. The first is driven by timing on key contract negotiations which are expected to continue into early 2019. The second factor is availability of additional funding either through a financing or a collaboration partner.

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

At September 30, 2018, we had cash and cash equivalents of $11.0 million. We have incurred operating losses since inception, have not generated any product revenue and have not achieved profitable operations. We incurred net losses of $6.7 million and $12.8 million for the three and nine months ended September 30, 2018, respectively. Our accumulated deficit as of September 30, 2018 was $74.4 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will substantially increase as we:

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

      We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC for use in the treatment of GBM and other hypoxia related indications. We believe that our cash and cash equivalents as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements in to September 2019. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to TSC and our other product candidates.

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

Goodwill Impairment Expense

Goodwill impairment expense relates to a non-cash impairment charge recognized to write-down goodwill due to the fact the Company's carrying value of equity exceeded its fair value throughout the third quarter of 2018.

Interest (Income) Expense, Net

Interest (income) expense, net consists principally of interest earned from our cash and cash equivalents offset by the interest expense recorded in connection with our convertible debt instruments.

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

Income Tax Benefit

Since inception, we had incurred net losses and until 2018, we had not recorded any U.S. federal or state income tax benefits for the losses as they had been offset by valuation allowances. As a result of the change in net operating loss carryforward period associated with the Tax Cuts and Jobs Act ("the 2017 Tax Act"), the Company recognized an income tax benefit to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets.

Results of Operations for Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth our results of operations for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
	2018	2017	Change
Operating expenses:
Research and development	$1,169,810	$1,759,305	$(589,495)
General and administrative	1,589,621	1,559,399	30,222
Goodwill impairment	4,186,050	—	4,186,050
Depreciation	26,723	27,374	(651)
Loss from operations	6,972,204	3,346,078	3,626,126
Other expense (income):
Interest income, net	(37,981)	(1,318)	(36,663)
Change in fair value of warrant liabilities	—	(8,441,616)	8,441,616
(Loss) income from operations before income tax benefit	(6,934,223)	5,096,856	(12,031,079)
Income tax benefit	(214,493)	—	(214,493)
Net (loss) income	$(6,719,730)	$5,096,856	$(11,816,586)

We recognized $1.2 million in research and development expenses during the three months ended September 30, 2018 compared to $1.8 million during the three months ended September 30, 2017. The decrease in research and development expense was attributable to a $0.3 million decrease in expense related to our Phase 3 GMB trial and a decrease in manufacturing expense of $0.4 million, offset by a $0.1 million increase in salary and wages expense. The decrease in GBM expense was attributable to the fact that the current 8 patient dose escalation phase of the trial is less costly than the startup and implementation costs that were incurred during the three months ended September 30, 2017.

General and administrative expenses were $1.6 million during the three months ended September 30, 2018 compared to $1.6 million during the three months ended September 30, 2017. Although overall general and administrative expenses remained flat, there was a $0.2 million decrease in professional fees, offset by an increase in salary and wages expense of $0.2 million.

We recognized a non-cash goodwill impairment charge of $4.2 million during the three months ended September 30, 2018 as a result of a sustained decrease in our market capitalization during the third quarter. There was no such charge during the three months ended September 30, 2017.

The change in interest income, net for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 is primarily attributable to having a larger cash and cash equivalents balance earning more interest during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. During the three months ended September 30, 2017, we had a higher debt principal balance with a higher interest rate outstanding compared to having no debt outstanding during the same period in 2018.

In connection with the private placement of our Series A convertible preferred stock and common stock warrants in March 2017, we determined the warrants to be classified as liabilities and subject to remeasurement at each reporting period. As a result of the liability classification, during the three months ended September 30, 2017, we recorded a $8.4 million gain for the change in fair value of our common stock warrant liabilities which was primarily attributable to the decrease in the market price for our common stock. There were no such charges in 2018 as the warrants were reclassified into equity in November of 2017.

As a result of the change in net operating loss carryforward period associated with the 2017 Tax Act, the Company recognized an income tax benefit of $0.2 million to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets.

Results of Operations for Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth our results of operations for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017	Change
Operating expenses:
Research and development	$4,386,491	$3,946,420	$440,071
General and administrative	4,748,090	4,908,424	(160,334)
Goodwill impairment	4,186,050	—	4,186,050
Depreciation	81,450	39,767	41,683
Loss from operations	13,402,081	8,894,611	4,507,470
Other expense (income):
Interest (income) expense, net	(120,784)	73,290	(194,074)
Change in fair value of warrant liabilities	—	(18,909,792)	18,909,792
Warrant related expenses	—	10,225,846	(10,225,846)
Other financing expenses	—	2,870,226	(2,870,226)
Loss from operations before income tax benefit	(13,281,297)	(3,154,181)	(10,127,116)
Income tax benefit	(482,425)	—	(482,425)
Net loss	$(12,798,872)	$(3,154,181)	$(9,644,691)

We recognized $4.4 million in research and development expenses during the nine months ended September 30, 2018 compared to $3.9 million during the nine months ended September 30, 2017. The increase in research and development expense was mainly attributable to a $1.6 million increase in expense related to our Phase 3 GBM trial and an increase in salary and wages expense of $0.2 million, offset by a $1.3 million decrease in manufacturing costs.

General and administrative expenses were $4.7 million during the nine months ended September 30, 2018 compared to $4.9 million during the nine months ended September 30, 2017. The decrease in general and administrative expense was primarily due to a $0.8 million decrease in professional fees offset by an increase in salary and other expense of $0.6 million.

We recognized a non-cash goodwill impairment charge of $4.2 million during the nine months ended September 30, 2018 as a result of a sustained decrease in our market capitalization during the third quarter. There was no such charge during the nine months ended September 30, 2017.

The change in interest (income) expense, net for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is primarily attributable to having a larger cash and cash equivalents balance earning more interest during the nine months ended September 30, 2018 compared to the same period in 2017. During the nine months ended September 30, 2017, we had a larger debt principal balance with a higher interest rate outstanding compared to the same period in 2018.

For the nine months ended September 30, 2017, we recorded an $18.9 million gain for the change in fair value of our common stock warrant liabilities which was primarily attributable to the decrease in the market price for our common stock. We also recognized $10.2 million in excess fair value of the common stock warrants over the gross proceeds from our private placement and $2.9 million in placement agent commissions and other offering costs. There were no such charges in 2018 as the warrants were reclassified into equity in November of 2017.

As a result of the change in net operating loss carryforward period associated with the 2017 Tax Act, the Company recognized an income tax benefit of $0.5 million to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets.

Liquidity and Capital Resources

Working Capital

To date, we have funded our operations primarily through the sale and issuance of preferred stock, common stock and convertible debt. In January 2018, the Company closed an underwritten public offering of 15,000,000 shares of Common Stock and warrants to purchase 15,000,000 shares of Common Stock and received approximately $10.6 million aggregate net proceeds. As of September 30, 2018, we had $11.0 million in cash and cash equivalents, working capital of $10.6 million and an accumulated deficit of $74.4 million. We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents to fund our working capital and research and development of our product candidates.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(7,745,547)	$(10,050,042)
Investing activities	—	(10,438,604)
Financing activities	9,867,520	20,151,794
Net increase (decrease) in cash and cash equivalents	$2,121,973	$(336,852)

Operating Activities

Net cash used in operating activities of $7.7 million during the nine months ended September 30, 2018 was primarily attributable to our net loss of $12.8 million and a change in deferred income taxes of $0.5 million. This amount was offset by the recognition of a $4.2 million non-cash impairment charge to goodwill, $1.0 million in stock-based compensation expense, our net change in operating assets and liabilities of $0.3 million and $0.1 million of depreciation expense. The net change in our operating assets and liabilities is primarily attributable to the decrease in our prepaid expenses, deposits and other current assets.

Net cash used in operating activities of $10.1 million during the nine months ended September 30, 2017 was primarily attributable to our net loss of $3.2 million $5.8 million in non-cash warrant related and other financing expenses and our net change in operating assets and liabilities of $2.2 million. This amount was offset by $1.0 million in stock-based compensation expense. The net change in our operating assets and liabilities is primarily attributable to the decrease in our accounts payable due to the timing of payments to our vendors, offset by an increase in accrued expenses due to additional accrued interest and dividends as well as an increase in prepaid expenses, mainly related to prepaid research and development and insurance costs.

Investing Activities

During the nine months ended September 30, 2017, we purchased a certificate of deposit in the amount of $10.0 million and had approximately $439,000 in fixed asset purchases. We had no such purchases in 2018.

Financing Activities

Net cash provided by financing activities was $9.9 million during the nine months ended September 30, 2018, which was attributable to the $10.8 million in proceeds received upon the sale of our Common Stock, offset by approximately $0.4 million in payments for additional related offering costs. During the nine months ended September 30, 2018, we repaid the outstanding balance of our convertible debt in the amount of approximately $0.6 million. Net cash provided by financing activities was $20.2 million during the nine months ended September 30, 2017, which was attributable to the $22.1 million in proceeds received upon the closing of our Series A private placement offset by approximately $98,000 in payments for Series B offering costs. This amount was further offset by the repayment of our convertible note in the amount of $1.9 million.

Capital Requirements

We expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing our lead product candidate, TSC, for use in the treatment of GBM and other hypoxia related indications. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to advance the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. At the current time, the bulk of our cash resources for clinical development is dedicated to the Phase 3 trial for TSC in inoperable GBM. While we believe we have adequate cash resources to continue operations in to September 2019, we will need to raise additional funds in order to complete this trial. To date, we have funded our ongoing business operations and short-term liquidity needs, primarily through the sale and issuance of preferred stock, common stock and convertible debt. We expect to continue this practice for the foreseeable future.

As of September 30, 2018, we did not have credit facilities under which we could borrow funds or any other sources of committed capital. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise any additional capital in the near-term and/or we cannot significantly reduce our expenses and are forced to terminate our operations, investors may experience a complete loss of their investment.

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

On March 2, 2018, we received a written notice from NASDAQ indicating we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because the bid price for the Common Stock had closed below $1.00 per share for the previous 30 consecutive business days. On August 30, 2018, the Company received a written notice from NASDAQ providing that, although the Company had not regained compliance with the Minimum Bid Price Rule by August 29, 2018, in accordance with Nasdaq Listing Rule 5810(c)(3)(F), the Staff had determined that the Company is eligible for an additional 180 calendar days from the date of such notice, or until February 25, 2019, to regain compliance with the Minimum Bid Price Rule. See Note 2 of our unaudited interim condensed consolidated statements for further details. At the Company’s 2018 Annual Meeting of Stockholders on June 14, 2018, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the shares of the Company’s common stock at a ratio of not less than 1-to-2 and not greater than 1-to-15, with the exact ratio and effective time of the reverse stock split to be determined by the Company’s Board of Directors, if at all.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	our ability to obtain additional financing;

●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	the success and timing of our preclinical studies and clinical trials;

●	the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	recently enacted and future legislation regarding the healthcare system;

●	our ability to maintain our listing on the NASDAQ Capital Market;

●	the success of competing products that are or may become available;

●	the performance of third parties, including contract research organizations and manufacturers; and

●	the ability of the Company to continue as a going concern.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For this item, please refer to Note 8, Commitments and Contingencies to the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2017, except as set forth below.

We have a history of operating losses and expect to continue to incur losses in the forseeable future, which raises substantial doubt about our ability to continue as a going concern.

As discussed further in Note 2 to our unaudited consolidated financial statements included herein, we have a history of operating losses and expect to continue to incur losses in the foreseeable future, which raises substantial doubt regarding our ability to continue as a going concern. We currently have no sources of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

 Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 8, 2018, Isaac Blech provided notice to the Company of his resignation from the board of directors of the Company (the “Board”) effective immediately. Mr. Blech was not serving as a member of any committee of the Board prior to his resignation. Mr. Blech indicated that his decision to resign was due to his desire to focus on other personal pursuits and was not the result of any disagreement with the Company, the Company’s management or the Board.

ITEM 6.	EXHIBITS

See attached Exhibit Index.

DIFFUSION PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Certificate of Incorporation of Diffusion Pharmaceuticals, Inc., as amended	Filed herewith

10.1	Amended and Restated Employment Agreement, dated as of September 21, 2018, by and between William Hornung and Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2018.

10.2	Separation Letter, effective as of September 26, 2018, by and between Ben L. Shealy and Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2018.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Diffusion’s quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2018

DIFFUSION PHARMACEUTICALS INC.

By:	/s/ David G. Kalergis
David G. Kalergis
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Hornung
William Hornung
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)