Form 10-K
period 2018-12-31
Diffusion Pharmaceuticals Inc.
filed 2019-03-19
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-24477

DIFFUSION PHARMACEUTICALS INC.

(Exact Name of Registrant as specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	30-0645032 (I.R.S. Employer Identification No)
1317 Carlton Avenue, Suite 200 Charlottesville, VA (Address of Principal Executive Offices)	22902 (Zip Code)

(434) 220-0718

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sale price at which the common stock was last sold as of June 30, 2018 (the last business day of the registrant’s second fiscal quarter) as quoted on the Nasdaq Capital Market on that date was approximately $25.3 million.

As of March 13, 2019, 3,379,345 shares of common stock of the registrant were outstanding.

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

We are a clinical stage biotechnology company developing new treatments for life threatening conditions by improving the body’s ability to bring oxygen to the areas where it is needed most.  We are developing our lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in those life threatening conditions in which cellular oxygen deprivation (“hypoxia”) is the basis for significant unmet medical needs. TSC is designed to safely and selectively target and re-oxygenate the micro-environment of hypoxic cells, and potentially be used in many indications, including oncology and cardiovascular/stroke. In cancer, TSC re-oxygenates treatment-resistant cancerous tissue, making the cancer cells up to three times more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. In stroke, TSC helps promote the diffusion of oxygen into those brain cells in which oxygen-deprivation causes neuronal death resulting in patient mortality or morbidity.

A range of tissue types, including both cancerous and normal cells, has been shown to be safely re-oxygenated in our preclinical and clinical studies using TSC’s novel mechanism of action. In oncology, we believe TSC’s therapeutic potential is not limited to one specific tumor type, thereby making it potentially useful to improve standard-of-care treatments in many life-threatening cancers. Given TSC's safety profile and animal data, we could, with appropriate funding, move directly into Phase 2 studies in many such cancers.  Likewise, we believe TSC’s ability to re-oxygenate normal tissue that has become oxygen-deprived provides opportunities for new therapeutic approaches to conditions ranging from stroke and emergency medicine to cardiovascular indications. The successful completion of trials for TSC or any other potential product candidate in these or any other indication are dependent upon our ability to further raise necessary capital.

Our most advanced program targets TSC against treatment-resistant brain cancer. A Phase 2 clinical program, completed in the second quarter of 2015, evaluated 59 patients with newly diagnosed glioblastoma multiforme (“GBM”), a particularly deadly form of primary brain cancer. This open label, historically controlled study demonstrated a favorable safety and efficacy profile for TSC when combined with GBM's standard of care, including a 37% improvement in overall survival over the control group at two years. A particularly strong efficacy signal was seen in the inoperable patients, where survival of TSC-treated patients at two years was increased by almost four-fold over the controls.  In December 2017, we initiated the INvestigation of TSC Against Cancerous Tumors (INTACT) Phase 3 trial in the newly diagnosed inoperable GBM patient population. Patient enrollment began in January 2018. The trial will enroll 236 patients in total, with 118 in the treatment arm and 118 in the control arm. The trial is beginning with an 8 patient safety run-in which the Company expects to be finished in the second quarter of 2019.

We believe that TSC has potential application in other indications involving hypoxia, notably stroke and emergency medicine, as well as cardiovascular and neurodegenerative diseases. A Phase 2 trial program in cooperation with UCLA and the University of Virginia to test TSC in the treatment of acute stroke has received approval for enrollment by the FDA, with the first enrolled patient expected in Q2 2019. This trial, which will feature in-ambulance dosing of TSC, is named the PreHospital Acute Stroke Therapy - TSC (PHAST - TSC) and is expected to enroll 160 patients, with 80 in the treatment arm and 80 in the control arm. We believe in-ambulance dosing of TSC could significantly cut the time in which the stroke-related oxygen deprivation to brain cells goes untreated, potentially leading to a better outcome for stroke victims treated in this manner.  In the last quarter of 2018, we received FDA permission to begin patient enrollment in the PHAST - TSC Phase 2 trial and expect to begin enrollment so in second quarter 2019, following completion of institutional review board and contracting activities.

In addition to the TSC programs, we are exploring alternatives regarding how best to capitalize upon our product candidate RES-529, which may include possible out-licensing and other options. RES-529 is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase 1 clinical trials for age-related macular degeneration and was in preclinical development in oncology, specifically GBM. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and capable of crossing the blood brain barrier.

Summary of Current Product Candidate Pipeline

The following table, as of December 31, 2018, summarizes the planned clinical indications for Diffusion’s lead molecule, TSC and RES-529:

TARGETED PRIMARY ONCOLOGY INDICATIONS
INDICATION
PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
01
TSC in Glioblastoma
Orphan Drug Designation
02
TSC in Stroke
03
RES-529 in Glioblastoma
Orphan Drug Designation

Technology Overview

In oncology, our proprietary technology is targeted at overcoming treatment-resistance in solid cancerous tumors by combining our lead product candidate, TSC, with standard-of-care radiation and chemotherapy regimens, thus effecting a better patient survival outcome without the addition of harmful side effects.

Under normally oxygenated cellular conditions, radiation and chemotherapy generally have a powerful killing effect upon cancerous tumor tissue. However, in many solid tumor types, cellular oxygen deprivation occurs as the result of rapid tumor growth, causing parts of the tumor to outgrow its blood supply. When tumor tissue becomes hypoxic, it is up to three times more resistant to the cancer-killing power of the standard therapies (radiation and chemotherapy) currently used in the treatment of most cancer patients. Cancerous tumor cells are known to thrive under hypoxic conditions, as the resultant changes in the tumor microenvironment confer “treatment-resistance” to radiation and chemotherapy within the cell.

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

TSC’s distinctive re-oxygenation capabilities derive from its mechanism of action, which promotes enhanced diffusion of oxygen through blood plasma and into the hypoxic tumor microenvironment. Disruption of the treatment-resistance syndrome by re-oxygenation promotes enhanced cancer-killing power from radiation and chemotherapy, thereby safely impacting patient survival. Because of the characteristics of this novel mechanism, oxygen levels of normal tissue remain unaffected, thereby avoiding side effects related to the syndrome referred to as “oxygen toxicity.” We believe this avoidance of oxygen toxicity confers a significant advantage to TSC’s diffusion-based approach over previous attempts to diminish treatment-resistance based on enhancing the oxygen concentration levels of the blood.

Our clinical development plan targets TSC at radiation and chemotherapy sensitization of hypoxic tumor types, with an initial focus on primary brain cancer. We have been granted orphan drug designations by the FDA for the treatment of brain cancers based on the acknowledged unmet medical need and number of patients affected. Such orphan drug designations allow certain favorable treatments under FDA regulations in connection with exclusivity periods and the new drug approval process.

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

Stroke and Hypoxia

Nearly 800,000 people in the U.S. suffer from a stroke each year - every 4 minutes, someone loses his/her life as a result of stroke.  Stroke is the 5th leading cause of death in the U.S. and the No. 1 cause of adult disability.  In the eight major pharmaceutical markets (U.S., France, Germany, Italy, Spain the UK, Japan and China), stroke incidence is approximately 3.4 million people annually.

A stroke is caused by restricted blood flow to the brain, either from a clot (which is called an ischemic stroke, representing about 87% of all strokes) or a burst blood vessel (a hemorrhagic stroke, representing about 13% of strokes). The resulting hypoxia drives the death of millions of neurons per minute, leading to physical impairment and, too often, death for the stroke victim. These two very different causes - clot or bleed - produce almost identical symptoms and there are few treatment options. Treatment is especially complicated by difficulties in determining the difference between ischemic and hemorrhagic stroke, which can only be done by sophisticated imaging equipment in major hospital settings. For those who survive their stroke, the damage is often long-term and significant, with an impact that can be felt among their families and communities.

TSC is believed to enhance the diffusion of oxygen in hypoxic tissues by altering the structure of water molecules in blood plasma, thus facilitating the transport of oxygen to the tissue affected by the stroke, helping prevent neuronal death and related brain damage.  Importantly, to date, TSC has shown safety and potential efficacy in both ischemic and hemorrhagic stroke, meaning that it could be administered, prior to a diagnostic MRI, while the patient is still in the  ambulance, saving hours.

Trans Sodium Crocetinate

Dr. John Gainer, our Chief Scientific Officer, one of our directors and a Professor Emeritus of Chemical Engineering at the University of Virginia, was the first to propose the use of chemical compounds specifically to facilitate the diffusion of oxygen through blood plasma for the purpose of re-oxygenating hypoxic tissues. Dr. Gainer’s early laboratory work systematically examined various means to alter the diffusivity of oxygen through the use of small molecules that would affect the intermolecular forces existing in blood plasma. He originally identified crocetin, a natural carotenoid compound, as a molecule that could increase oxygen diffusion through the plasma, and crocetin was shown to be an effective treatment in a rabbit model of atherosclerosis and other indications. This work continued from the 1970s into the mid-1990s with various animal models, including radiation sensitization and hemorrhagic shock.

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

In March 2017, we received a patent relating to bipolar trans carotenoid salts and their uses. This patent expands the coverage of the therapeutic use of TSC and other related compounds to five hypoxia-related conditions including congestive heart failure, chronic renal failure, acute lung injury (ALI), chronic obstructive pulmonary disease (COPD) and respiratory distress syndrome (RDS). In December 2018, we were awarded a patent for the use of TSC in conjunction with Tissue Plasminogen Activator (tPA) for the treatment of stroke. Currently, tPA - a thrombolytic used to break down blood clots in patients suffering from ischemic stroke - is the only FDA-approved therapeutic stroke treatment.

Trans Sodium Crocetinate Increases Oxygenation of Hypoxic Cancerous Tumors

While earlier TSC studies focused on improved treatments for hemorrhagic shock, ischemia, and traumatic brain injury, the use of TSC as an agent to re-oxygenate hypoxic cancerous tumors became a central area of research for us following our founding in 2001. Because tumor hypoxia is a leading cause of solid tumor resistance to both radiation and chemotherapy, it was believed that an agent such as TSC – one that could safely increase the oxygenation of hypoxic tumor tissue – could prove effective in treatment-resistant cancers when combined with standard-of-care regimens of radiation and/or chemotherapy. This belief led to the development of preclinical and clinical development programs targeted against treatment-resistance in various cancers, with a focus on brain cancer, all of which are known to be significantly hypoxic. The Company’s longer term goal is to use TSC against treatment-resistance in the entire range of hypoxic cancers now treated with radiation and chemotherapy.

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

While GBM is the most common form of primary brain tumor involving glial cells, it is still relatively rare, as approximately 12,000 people in the United States were diagnosed with GBM in 2017. The median age of GBM diagnosis is approximately 65 years, with the incidence of GBM in those over 65 increasing rapidly as shown by a doubling in incidence from 5.1 per 100,000 in the 1970s to 10.6 per 100,000 in the 1990s. Those diagnosed with the disease have a grim prognosis, with the median survival time of untreated patients being 4.5 months. Current standard-of-care treatment only provides an average of 14-16 months of survival time after diagnosis.

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

Due to the invasive nature of the tumors, surgical resection is usually promptly followed by radiotherapy coupled with the use of chemotherapeutic agents. Radiotherapy involves the administration of irradiation to the brain. While nitrosoureas were historically a commonly used chemotherapeutic agent, temozolomide (“TMZ”) was approved in 2005 and is now a mainstay of the standard-of-care. This is based on a clinical trial that showed the addition of TMZ to surgery and radiation increased median survival in newly diagnosed GBM patients to 14.6 months compared to 12.1 months for the surgery and radiation only group.

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

GBM Therapies Under Development

There are a number of companies developing GBM therapies and a search on the website www.clinicaltrials.gov will yield over 300 results for “glioblastoma multiforme” and “open trials.” Most of these trials focus on the recurrent patient population, whereas our target population is newly diagnosed inoperable patients. In addition to the therapeutics previously mentioned, other GBM trials have included Northwest Therapeutics’ DCVax®-L, Bristol-Myers Squibb’s Nivolumab/Ipilimumab and AbbVie’s Veliparib. In addition, the medical device company Novocure has been developing a novel approach called Tumor Treating Fields (“TTFields”) using low intensity, alternating electric fields within the intermediate frequency range. TTFields are believed to disrupt cell division through physical interactions with key molecules during mitosis. This medical device approach has shown some success in both newly diagnosed and recurrent GBM patients and in some geographic areas may be becoming a part of the standard of care. Other recent approaches include combination immuno-oncology trials. For example, Inovio Pharmaceuticals, Inc. has a Phase 1b/2a immuno-oncology safety study underway in patients with newly diagnosed GBM designed to evaluate cemiplimab (also known as REGN2810), a PD-1 inhibitor developed by Regeneron Pharmaceuticals, Inc.), in combination with Inovio’s INO-5401 T cell activating immunotherapy encoding multiple antigens and INO-9012, an immune activator encoding IL-12.  The primary endpoints are safety and tolerability but the study will also evaluate immunological impact, progression-free survival and overall survival.

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

In July 2011, we announced that TSC was granted Orphan Drug Designation by the FDA for the treatment of GBM. RES-529 was also granted Orphan Drug Designation in January 2015.

Trans Sodium Crocetinate Phase 1/2 Clinical Trial in GBM

We have evaluated TSC in 128 human subjects in various Phase 1 and Phase 2 clinical trials to date, with no serious adverse events attributable to TSC.

Our Phase 1/2 clinical trial in GBM enrolled 59 newly diagnosed patients who received TSC in conjunction with radiation and TMZ. In the Phase 1 portion of the trial, TSC was initially administered three times per week at half-dose to three patients prior to radiation. Subsequently, six additional patients received full-dose TSC for six weeks in combination with radiation. No dose-limiting toxicities were identified in the nine patients during the Phase 1 portion of the trial, nor were any serious adverse events relating to the drug observed. Fifty additional patients were enrolled in the Phase 2 trial and received full-dose TSC in combination with TMZ and radiation therapy. Four weeks after completion of radiation therapy, all patients underwent chemotherapy with higher doses of TMZ for five (5) days every four weeks, but no further TSC was administered.

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

Phase 3 INTACT clinical trial is currently enrolling

The INTACT clinical trial is an open-label, randomized, controlled, Phase 3 safety and efficacy registration trial. Subjects will be randomized at baseline to standard of care (“SOC”) for first-line treatment of GBM plus TSC, or to SOC alone. The SOC for GBM is TMZ plus radiation therapy (“RT”) for 6 weeks followed by 28 days of rest, followed by 6 cycles of post-radiation TMZ treatment.

TSC is being administered during both the RT and post-radiation TMZ treatment periods.

During the RT treatment period subjects receive:

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

During the 28-day rest period all subjects receive no treatment.

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

The safety, tolerability and pharmacokinetics (“PK”) of TSC at higher doses than 0.25 mg/kg with temozolomide is being assessed during adjuvant therapy. TSC at doses between 0.25 mg/kg and up to 1.5 mg/kg in combination with concomitant temozolomide is being assigned (not randomized) in the first 8 subjects enrolled in the INTACT trial. These patients undergo RT plus temozolomide plus TSC treatment (0.25 mg/kg) for 6 weekly cycles followed by 4 weeks of rest in standard fashion. At the Week 10 clinic visit the same 8 subjects will be assigned to treatment, with 2 subjects each assigned to TSC at doses of 0.25, 0.50, 1.0 and 1.5 mg/kg.  These subjects will be studied in parallel for 2 full 28-day cycles with inclusion of appropriate blood sampling collection for TSC and temozolomide PK. The Data Safety Monitoring Board (“DSMB”) will examine the resultant safety data after 2 full cycles (Weeks 11 through 18 of post-radiation temozolomide treatment period; Days 1 to 56). The DSMB may recommend continued use of the 1.5 mg/kg TSC dose for the post-radiation temozolomide treatment period, or may prescribe another dose based on their observations. Subjects then entering into the INTACT trial will be randomized at baseline between TSC plus SOC, or SOC alone.

The baseline assessment for determining progression-free survival (“PFS”) and overall response rate (“ORR”) will be at 10 weeks via MRI using the “modified Response Assessment in Neuro-Oncology” (“mRANO”), and to rule out pseudo-progression. The hazard ratio for the trial will be 0.67, which corresponds to 22% two-year survival in the TSC arm, the lower limit of the 95% confidence interval for the biopsy-only subjects in our Phase 2 trial of TSC for GBM, and 10% survival in the SOC arm. The estimated median survival is therefore 10 months for the SOC arm vs. 14.9 months for the TSC plus SOC arm. In order to achieve 80% power, the trial requires 118 subjects in each arm.

The study will achieve the designed 80% statistical power at 198 events, where an event is defined as death. The first analysis will occur at the earlier of two years follow-up for all subjects or 198 events.

As noted above, the Company will need to raise additional capital in order to complete the Phase 3 INTACT clinical trial, and there is no guarantee the Company will be able to raise the necessary capital. See “Item 1A. Risk Factors” below for additional detail on risks related to the Company’s financing needs and its business generally.

TSC in Pancreatic Cancer and Brain Metastases

Other cancerous tumor targets upon which the Company’s technology is focused include pancreatic cancer and brain metastasis, for which an FDA Orphan Designation has been granted to TSC.  We believe that TSC programs for such cancers are Phase 2 ready, as safety profiles have been demonstrated in other oncology programs, protocols have been written, FDA interaction has taken place, and key opinion leaders have been engaged.  Further research and development of TSC as a potential treatment for these indications is largely dependent on the necessary financial resources becoming available.

Plans for TSC Phase 2 Clinical Trial for Treatment of Acute Stroke

In addition to the Phase 3 trial for TSC as a potential treatment of GBM, we anticipate beginning enrollment for our Phase 2 PreHospital Acute Stroke Therapy - TSC (PHAST - TSC) trial for TSC as a treatment of acute stroke during 2019. We believe that TSC is a promising neurotherapeutic that enhances the diffusion of oxygen in hypoxic tissues by altering the structure of water molecules in blood plasma, thus facilitating the transport of oxygen to the site of the stroke and helping prevent brain tissue damage and neuronal death. TSC has shown benefit for both ischemic and hemorrhagic stroke in preclinical studies.

The planned Phase 2, randomized, double-blind, placebo-controlled trial calls for administering TSC to ambulance-transported patients within two hours of the onset of a suspected acute stroke. It is anticipated that 160 patients will be enrolled in this trial. The pre-hospital, ambulance-based treatment strategy will be conducted in cooperation with the University of California-Los Angeles and the University of Virginia.

Products

We have rights to and own technologies and potential products beyond those described above, including analog molecules as backups to TSC. It is our strategy to focus at the current time on TSC for oncology, specifically GBM, as well as acute stroke. At the current time, the bulk of our cash resources for clinical development is dedicated to the Phase 3 trial for TSC in inoperable GBM and starting the Phase 2 trial for TSC in stroke. We believe we have adequate cash resources to continue operations into July 2019, and we will need to raise additional funds in order to complete these trials. Beyond those described herein, we also intend to continue to review our technologies and potential products on a regular basis and consider internal development in the future and the potential to out-license portions of our technology and potential products to other biopharmaceutical companies with greater focus and resources than ours, or potentially in-license late stage products which are in or ready for human clinical trials.

Also, we own product candidates for ophthalmology, oncology and dermatology. One such product candidate is RES-529, a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase I clinical trials for age-related macular degeneration and is in preclinical development in oncology, specifically GBM. The novel inhibition of the PI3K/Akt/mTOR pathway and targeting of the androgen receptor have also shown potential in a number of additional indications. As mentioned previously, RES-529 was granted Orphan Drug Designation in January 2015 for the treatment of GBM.

We are exploring partnering opportunities for our product candidates, such as strategic partnerships, alliances or licensing arrangements. These strategic partnerships could take the form of a merger, a license of our product candidates or an outright sale of our product candidates. In connection with a strategic partnership, we may have to relinquish valuable rights to our product candidates, which could materially decrease any potential returns on our investment in our product candidates, or grant licenses on terms that are not favorable to us or are less favorable than we would have received upon completion of our product research and testing.

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

There are several firms, including NuvOx and Hemoglobin Oxygen Therapeutics LLC, currently developing or marketing products that may be competitive with our products, including therapeutics and devices. We believe TSC is a first-in-class novel small molecule that re-oxygenates hypoxic tissue, enhancing efficacy of radiation and chemotherapy without harmful side effects.

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

Research and Product Development

We incurred approximately $5.8 million in 2018 and $5.1 million in 2017 on research and product development activities that related primarily to activities associated with the synthesis and formulations of our products then in development, additional preclinical studies and planning for Phase I/Phase II studies. We anticipate that our research and development expenses during 2019 will increase compared to 2018 and will consist primarily of expenses associated with the initiation of our glioblastoma and stroke TSC clinical trials.

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

As of December 31, 2018, we owned approximately 16 issued U.S. patents and 40 issued foreign patents, which include granted European, Japanese, Chinese and Indian patent rights, and over 30 pending patent applications worldwide, covering the product candidates we currently intend to develop. Our current patents expire between 2023 and 2031. TSC has been granted Orphan Drug Designation for the treatment of both GBM and metastatic brain cancer. A formulation patent provides protection for the TSC oral drug product until 2031 with extensions possible.

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

Risk Evaluation and Mitigation Strategies (REMS)

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

The Orphan Drug Act of 1983

The Orphan Drug Act of 1983 was designed to provide financial incentives for, and to reduce the costs associated with, developing drugs for rare diseases and disorders. A “rare disease or disorder” is defined by the Orphan Drug Act of 1983 as affecting fewer than 200,000 Americans at the time of designation or one for which “there is no reasonable expectation that the cost of developing and making available in the United States…will be recovered from sales in the United States.” A sponsor must request that the FDA designate a drug currently under development for a “rare disease or condition” as an orphan drug, and if the FDA agrees that the drug and indication meet the criteria set forth in the Orphan Drug Act of 1983, certain financial and marketing incentives become available. As mentioned previously, we have received Orphan Drug designations related to TSC and RES-529 for the treatment of GBM and for TSC related to the treatment of metastatic brain cancer.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular supplier, and the healthcare fraud and false statements statutes, which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations, or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.

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

Employees

As of December 31, 2018, we had 10 employees, including 5 in product development and 5 in management or administrative positions. We also have engaged several independent consultants to support our organization.

Directors and Executive Officers

See Item 10 below for detailed information on our directors and executive officers. No family relationships exist among any of our directors or executive officers.

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

Reverse Stock Split

On December 13, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-to-15 reverse stock split (the “Reverse Stock Split”) of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock had their holdings rounded up to the next whole share. Proportional adjustments were made to the Company’s outstanding warrants, stock options and other equity securities and to the Company’s 2015 Equity Incentive Plan, as amended, to reflect the Reverse Stock Split, in each case, in accordance with the terms thereof. Unless the context otherwise requires, all share and per share amounts in this annual report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

Available Information

We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov. We make available, free of charge and through our Internet web site at www.diffusionpharma.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available, free of charge and through our Internet web site, to any stockholder who requests, the charters of our board committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Requests for copies can be directed to Investor Relations at (434) 220-0718.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	our ability to obtain additional financing;

●	our estimates regarding expenses, capital requirements and needs for additional financing;

●	the success and timing of our preclinical studies and clinical trials;

●	the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	recently enacted and future legislation regarding the healthcare system;

●	our ability to maintain our listing on the Nasdaq Capital Market;

●	our ability to continue as a going concern;

●	the success of competing products that are or become available; and

●	the performance of third parties, including contract research organizations and manufacturers.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. At the current time, the bulk of our cash resources for clinical development is dedicated to the Phase 3 trial for TSC in inoperable GBM as well as the Phase 2 trial for TSC in stroke.  While we believe we have adequate cash resources to continue operations into July 2019, we will need to raise additional funds in order to complete these trials.  We do not expect to commence any clinical trials beyond these trials unless we are able to raise additional capital, enter into a strategic partnership, or make alternative financing arrangements for any such trial.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Conditions in the capital markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

Raising additional capital through the capital markets or strategic partnerships may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

Also, we may raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties. These strategic partnerships could take the form of a merger, a license of our product candidates or an outright sale of our product candidates. In connection with a strategic partnership, we may have to relinquish valuable rights to our product candidates, which could materially decrease any potential returns on our investment in our product candidates, or grant licenses on terms that are not favorable to us or are less favorable than we would have received upon completion of our product research and testing. Additionally, strategic partnerships could include equity issuances that dilute your ownership in us.

We have a history of operating losses and expect to continue to incur losses in the foreseeable future, which raises substantial doubt about our ability to continue as a going concern.

As discussed further in note 2 to our audited consolidated financial statements for the year ended December 31, 2018, we have a history of operating losses and expect to continue to incur losses in the foreseeable future, which raises substantial doubt regarding our ability to continue as a going concern. We currently have no sources of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our operations and future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.. If we are unable to continue as a going concern, our shareholders could suffer the loss of all or a substantial portion of their investment in us.

As described above, we believe we have adequate cash resources to continue operations into July 2019. In order to have sufficient cash to fund our operations beyond July 2019, we will need to raise additional equity or debt capital, or enter into a partnering transaction that provides liquidity to the Company, to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

Risks Related to Development, Regulatory Approval and Commercialization

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, which include products primarily for the treatment of glioblastoma multiforme, and stroke.

Our portfolio of product candidates includes TSC, which is a novel small molecule that re-oxygenates hypoxic tissue, enhancing the efficacy of radiation and chemotherapy without harmful side effects which is in Phase 3 clinical development for glioblastoma multiforme. In addition, TSC may have potential applications in stroke, where we are beginning Phase 2 trials. The success of our business, including our ability to finance our company and generate any revenue in the future, primarily will depend on the successful development, regulatory approval and commercialization of our product candidates. In the future, we may also become dependent on one or more other product candidates or any future product candidates that we may in-license, acquire or develop. There have been many failures in drugs that other companies have tried to develop to treat the indications the company is or may be pursuing, including glioblastoma multiforme, stroke and other indications. There can be no assurance that the company will have success where others have failed.

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

We may be unable to begin or complete our clinical trials or other product research due to our liquidity condition.

In the first quarter of 2018, we began dosing patients under the protocol permitted by the FDA with respect to our Phase 3 clinical study of TSC. Although enrollment and dosing has commenced, we have encountered some challenges in the early enrollment of patients in the study. Such delays could materially increase our costs of conducting the study and our time frame for potentially completing this study. There is no assurance that we will be able to complete this study or that the study will be completed in a timely or cost efficient manner. Currently, we do not anticipate receiving results for this trial until 2024, which time period could be delayed if we encounter further difficulties and/or delays in enrolling patients, opening additional clinical sites or other aspects of the study

Also, as described above, we believe we have adequate cash resources to continue operations into July 2019. In order to have sufficient cash to fund our operations, including our product research, development and testing beyond July 2019, we will need to raise additional equity or debt capital, or enter into a partnering transaction that provides liquidity to the Company. Notably, we intend to commence the Phase 2 clinical study on TSC for its potential treatment of strokes, however, we will require additional liquidity to complete this trial and delays in receiving financing could potentially delay the beginning of or the overall speed of this proposed trial. Failure to obtain additional material liquidity could further delay our ongoing product development efforts, including delaying future clinical trials of TSC. Any of the foregoing could have a negative impact on our business, financial condition or prospects.

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

Additionally, current governmental conditions, such as a future shutdown of the U.S. government or potential complications from the United Kingdom’s proposed exit from the European Union, could potentially delay the review and approval of any drugs submitted to the FDA or applicable foreign regulatory agencies,

Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would harm our business, financial condition, operating results and prospects.

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

Many pharmaceutical companies currently offer products, and continue to develop additional alternative product candidates and technologies, for indications similar to those targeted by our product candidates. We anticipate that, if we obtain regulatory approval of any of our product candidates, we will face significant competition from other approved therapies. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Certain of our product candidates, if approved, will present novel therapeutic approaches for the approved indications and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our products, when and if approved, provide an attractive alternative to existing and other new therapies. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects. For more information about the competition we face, see “Business—Competition.”

Additionally, our product candidates may affect our ability to sell that product candidate into higher priced markets. For example, TSC is currently being tested or proposed to be tested as a drug for various treatments. If TSC is approved as a treatment for multiple medical conditions, its pricing may be driven downwards to compete in the market for its lowest cost indication, which could potentially lower our potential revenues from TSC even if it is found to be an effective treatment for multiple medical conditions.

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

Additionally, in January 2019, the Trump administration proposed a regulation to drastically change how prescription drugs are priced and paid for under Medicare. The proposed regulation is designed to reduce or eliminate rebates from drug manufacturers to pharmacy benefit managers and would push price discounts direct to consumers. It is currently unclear what the final form of the proposed regulation will be or if the regulation will go into effect, therefore, the extent to which any such changes may impact our business or financial condition is uncertain.

Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The Trump administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. In 2017, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. If these executive actions or future executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted

We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.

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

Additional health care reform legislation further strengthened these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Also, as noted above, in January 2019, the Trump administration proposed amending the Anti-Kickback Statute through an executive order to drastically change how prescription drugs are priced and paid for under Medicare. The proposed rule would, among other things, remove safe harbors for drug manufacturer discounts and rebates to pharmacy benefit managers.

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

We may not be successful in our efforts to implement collaborations or other alternative arrangements for the development of our product candidates. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish to the third party some or all of the control over the future success of that product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us, and in any arrangement we may give up material rights related to our product candidates and intellectual property. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, clinical, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our Chief Executive Officer, Chief Scientific Officer, and our Chief Financial Officer, certain consultants and members of our Board who are well known and respected in our industry. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. With the exception of our Chief Executive Officer, Chief Scientific Officer, and our Chief Financial Officer, each of whom is subject to an employment agreement, we employ our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

If we implement a strategy to in-license and acquire product candidates, we may in-license and acquire commercial-stage products or engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. If we issue new equity in connection with a strategic transaction, your ownership interest in us may be diluted. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions entail numerous potential operational and financial risks, including:

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

Additionally, we collect and store sensitive data, including proprietary business information and the proprietary business information of third parties, in data centers and on information technology networks, including cloud-based networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or natural disasters or other catastrophic events. Further, the growing use and rapid evolution of technology, including mobile devices, has heightened the risk of unintentional data breaches or leaks. The occurrence of any of these events could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, as security threats continue to evolve we may need to invest additional resources to protect the security of our systems or to comply with privacy, data security, cybersecurity and data protection laws applicable to our business. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, criminals, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

As of December 31, 2018, the Company had $45.7 million in federal and state NOL carryforwards available to reduce future taxable income, if any, for income tax purposes. If not utilized, the federal and Virginia NOL carryforwards will begin expiring during the year ending December 31, 2034. Under Section 382 of Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that our reverse merger in January 2016 and other transactions that have occurred, triggered an “ownership change” limitation that significantly limited our ability to utilize our NOL carryforwards. Our 2017 and 2018 financing transactions may have also triggered an ownership change, which could further limit our ability to utilize our NOL carryforwards. We have yet to determine this potential limitation. We may also experience ownership changes in the future as a result of strategic transactions or partnerships, equity offerings and other shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and other deferred tax assets to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, similar limitations may apply at the state level and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. For example, in March 2018 we received a written notice from the staff (the “Staff”) of the Listing Qualifications Department of NASDAQ indicating we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) because the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days. To regain compliance with the Bid Price Rule, in December 2018 we effected a reverse stock split of our Common Stock at a ratio of 1 to 15, and, as of the date of this annual report on Form 10-K, are currently in compliance with the continued listing standards of the NASDAQ Capital Market. However, there is no guarantee we will continue to satisfy the NASDAQ Capital Market continued listing standards.

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

Any holder of our Common Stock wishing to sell his, her or its shares may cause a significant fluctuation in the trading price of our Common Stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. We may not have adequate market makers and market making activity to prevent manipulation in our Common Stock. Such volatility may be the result of broad market and industry factors. In addition to market and industry factors, the price and trading volume for Common Stock may be highly volatile for factors specific to our own operations, many of which are beyond our control, including those described elsewhere in this annual report on Form 10-K and our other public filings.

Future issuances of our Common Stock or securities convertible into our Common Stock may depress the market price of our Common Stock.

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

Issuances of a substantial number of shares of Common Stock or securities convertible into Common Stock in the public or private market could occur at any time. Any issuance, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Common Stock. If a large number of shares of Common Stock or securities convertible into Common Stock are sold in the public market, the sales could reduce the trading price of Common Stock and impede our ability to raise future capital. In January 2018, we completed a public offering of (i) 1,000,000 shares of Common Stock (as adjusted for the Reverse Stock Split), and (ii) warrants to purchase 1,131,375 shares of our Common Stock (as adjusted for the Reverse Stock Split) (together, the “2018 Public Offering”). In connection therewith, we issued to designees of the underwriter of the 2018 Public Offering warrants to purchase up to 1,000,000 shares of Common Stock (as adjusted for the Reverse Stock Split). As of December 31, 2018, we had warrants outstanding to purchase a total of 2,087,012 shares of our Common Stock. As of March 13, 2019, the exercise price on all of our outstanding warrants exceeded our market price per share of Common Stock, however, if our market price increases above the exercise price on some or all of our outstanding warrants, holders of the warrants may exercise the warrants and sell the underlying Common Stock, depressing our price per share of Common Stock.

Additionally, in connection with our 2018 Public Offering, in January 2018, all of our previously outstanding Series A Convertible Preferred Stock converted to shares of Common Stock, and make-whole and accrued dividends on the Series A Convertible Preferred Stock were paid in shares of Common Stock, with an aggregate of 1,400,462 shares of Common Stock being issued (as adjusted for the Reverse Stock Split). All of such shares are covered by effective registration statements, pursuant to which the holders can sell such shares into the public market.

In addition, pursuant to our 2015 Equity Incentive Plan, as amended, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. As of March 13, 2019, the number of shares of our common stock we have reserved for issuance under our 2015 Equity Incentive Plan is 77,193 and future option grants and issuances of common stock under our 2015 Equity Incentive Plan will dilute the percentage ownership of our investors and may adversely affect the market price of our common stock.

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

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2018. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

As of March 13, 2019, our directors, executive officers and holders of more than five percent of common stock, together with their affiliates, beneficially owned, in the aggregate, 6% of our outstanding common stock (See “Security Ownership of Certain Beneficial Owners and Management”). As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of common stock by:

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings, if any, to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the Company’s former Chief Executive Officer under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, we filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to our petition to compel arbitration and a motion to stay the action. After a hearing for the petition and motion on April 14, 2015, the Court granted our petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. On November 19, 2018 at an Order to Show Cause Re Dismissal Hearing, the Court found sufficient grounds not to dismiss the case, and an arbitration hearing has been scheduled for November 4, 2019. We believe this matter is without merit and we intend to defend the arbitration vigorously. Because this matter is in an early stage, we are unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on our financial position. Depending on the outcome or resolution of this matter, it could have a material effect on our financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our Common Stock trades publicly on the NASDAQ Capital Market under the symbol “DFFN.”

Number of Record Holders

As of March 13, 2019, there were 383 record holders of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

Dividends

To date, we have not declared or paid any cash dividends on our common stock and do not intend to do so in the near future. Our Series A stockholders were entitled to a dividend, payable in shares of common stock, and continued to receive this dividend until the mandatory conversion of all of our outstanding Series A Preferred Stock into shares of our common stock in January 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Equity Securities

On October 22, 2018, we issued 4,762 shares of Common Stock (as adjusted for the Reverse Stock Split) to Acorn Management Partners, L.L.C. as consideration for advisory services provided to us, pursuant to Rule 506(b) of the Securities Act. Other than this issuance, during the fourth quarter ended December 31, 2018, we did not issue or sell any equity securities of the Company without registration under the Securities Act.

Issuer Purchases of Equity Securities

During the fourth quarter ended December 31, 2018, we did not purchase any shares of our common stock or other Diffusion equity securities.

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

Business Overview

We are a clinical stage biotechnology company developing new treatments for life threatening conditions by improving the body’s ability to bring oxygen to the areas where it is needed most.  We are developing our lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in those life threatening conditions in which cellular oxygen deprivation (“hypoxia”) is the basis for significant unmet medical needs. TSC is designed to safely and selectively target and re-oxygenate the micro-environment of hypoxic cells, and potentially be used in many indications, including oncology and cardiovascular/stroke. In cancer, TSC re-oxygenates treatment-resistant cancerous tissue, making the cancer cells up to three times more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. In stroke, TSC helps promote the diffusion of oxygen into those brain cells in which oxygen-deprivation causes neuronal death resulting in patient mortality or morbidity.

A range of tissue types, including both cancerous and normal cells, has been shown to be safely re-oxygenated in our preclinical and clinical studies using TSC’s novel mechanism of action. In oncology, we believe TSC’s therapeutic potential is not limited to one specific tumor type, thereby making it potentially useful to improve standard-of-care treatments in many life-threatening cancers. Given TSC's safety profile and animal data, we could, with appropriate funding, move directly into Phase 2 studies in many such cancers.  Likewise, we believe TSC’s ability to re-oxygenate normal tissue that has become oxygen-deprived provides opportunities for new therapeutic approaches to conditions ranging from stroke and emergency medicine to cardiovascular indications. The successful completion of trials for TSC or any other potential product candidate in these or any other indication are dependent upon our ability to further raise necessary capital.

Our most advanced program targets TSC against treatment-resistant brain cancer. A Phase 2 clinical program, completed in the second quarter of 2015, evaluated 59 patients with newly diagnosed glioblastoma multiforme (“GBM”), a particularly deadly form of primary brain cancer. This open label, historically controlled study demonstrated a favorable safety and efficacy profile for TSC when combined with GBM's standard of care, including a 37% improvement in overall survival over the control group at two years. A particularly strong efficacy signal was seen in the inoperable patients, where survival of TSC-treated patients at two years was increased by almost four-fold over the controls.  In December 2017, we initiated the INvestigation of TSC Against Cancerous Tumors (INTACT) Phase 3 trial in the newly diagnosed inoperable GBM patient population. Patient enrollment began in January 2018. The trial will enroll 236 patients in total, with 118 in the treatment arm and 118 in the control arm. The trial is beginning with an 8 patient safety run-in which the Company expects to be finished in the second quarter of 2019.

Other cancerous tumor targets upon which the Company’s technology is focused include pancreatic cancer and brain metastasis, for which an FDA Orphan Designation has been granted to TSC.  We believe that TSC programs for such cancers are Phase 2 ready, as safety profiles have been demonstrated in other oncology programs, protocols have been written, FDA interaction has taken place,  and key opinion leaders have been engaged.  Further research and development of TSC as a potential treatment for these indications is largely dependent on the necessary financial resources becoming available.

We believe that TSC has potential application in other indications involving hypoxia, notably stroke and emergency medicine, as well as cardiovascular and neurodegenerative diseases. A Phase 2 trial program in cooperation with UCLA and the University of Virginia to test TSC in the treatment of acute stroke has received approval for enrollment by the FDA, with the first enrolled patient expected in Q2 2019. This trial, which will feature in-ambulance dosing of TSC, is named the PreHospital Acute Stroke Therapy - TSC (PHAST - TSC) and is expected to enroll 160 patients, with 80 in the treatment arm and 80 in the control arm. We believe in-ambulance dosing of TSC could significantly cut the time in which the stroke-related oxygen deprivation to brain cells goes untreated, potentially leading to a better outcome for stroke victims treated in this manner.  In the last quarter of 2018, we received FDA permission to begin patient enrollment in the PHAST - TSC Phase 2 trial and expect to begin enrollment so in second quarter 2019, following completion of institutional review board and contracting activities.

In addition to the TSC programs, we are exploring alternatives regarding how best to capitalize upon our product candidate RES-529, which may include possible out-licensing and other options. RES-529 is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase 1 clinical trials for age-related macular degeneration and was in preclinical development in oncology, specifically GBM. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and capable of crossing the blood brain barrier.

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

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. We apply Accounting Standards Codification (ASC) 350 “Goodwill and Other Intangible Assets,” which requires testing goodwill for impairment on an annual basis. We assess goodwill for impairment as part of our annual reporting process on October 1 of each year, or more frequently if triggering events indicate a possible impairment. We evaluate goodwill on a consolidated basis as we are organized as a single reporting unit. We consider certain triggering events when evaluating whether an interim goodwill impairment analysis is warranted. Among these would be a significant long-term decrease in our market capitalization. We recognized a non-cash goodwill impairment charge of $6.9 million during the year ended December 31, 2018.

Intangible Assets

Our sole intangible asset as of December 31, 2018 consists of an in-process research and development (“IPR&D”) intangible asset acquired in 2016. The fair value of the IPR&D asset was determined as of the acquisition date using the cost approach, which establishes a value based on the cost of reproducing or replacing the asset, often referred to as current replacement cost. The cost approach was chosen as we were not able to estimate an income stream attributable to the IPR&D asset given the fact that the related products have only completed limited preclinical and clinical trials and the timeline to commercial viability, if the FDA approval process is successful, is somewhat uncertain and would take a number of years, and the costs would be significant. As the development efforts for our RES-529 IPR&D asset continues, based on the facts and circumstances at the time of a future valuation for the purposes of assessing impairment, it is possible that the value for RES-529 could be substantially reduced or eliminated, which could result in a maximum pretax charge to operations equal to the current carrying value of our intangible asset of $8.6 million as of December 31, 2018. We tested the IPR&D intangible asset for impairment on October 1, which is our annual impairment testing date. We consider certain triggering events when evaluating whether an interim IPR&D impairment analysis is warranted. There was no impairment to our IPR&D asset during the years ended December 31, 2018 and 2017.

Financial Summary

At December 31, 2018, we had cash and cash equivalents balances of $8.0 million. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $18.4 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively. Our accumulated deficit as of December 31, 2018, was $79.9 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will substantially increase as we:

●	continue our Phase III clinical trial for TSC in GBM and begin our Phase 2 clinical trial for TSC in stroke;

●	continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

●	conduct other preclinical and clinical studies to support the filing of a NDA for TSC with the FDA;

●	maintain, expand and protect our global intellectual property portfolio;

●	hire additional clinical, manufacturing, and scientific personnel; and

●	add, acquire or develop operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC. We expect that our existing cash as of December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements (including our clinical trials) into July 2019.

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

General and Administrative Expense

General and administrative expense consists principally of salaries and related costs for executive and other personnel, including stock-based compensation, expenses associated with investment bank and other financial advisory services, and travel expenses. Other general and administrative expenses include professional fees that were incurred in connection with operating as a public company, facility-related costs, communication expenses and professional fees for legal, patent prosecution and maintenance, and consulting and accounting services.

Goodwill Impairment Expense

Goodwill impairment expense relates to a non-cash impairment charge recognized as a write-down of the Company's goodwill due to the Company's carrying value of equity exceeding its fair value throughout the second half of 2018.

Interest (Income) Expense, Net

Interest (income) expense, net consisted principally of the interest expense recorded in connection with our previously outstanding convertible debt instruments offset by the interest earned from our cash and cash equivalents and our certificate of deposit.

Change in Fair Value of Warrant Liabilities, Warrant Related Expenses, and Other Financing Expenses

In connection with our private placement in March 2017, we recorded warrant expense associated with the change in fair value of the common stock warrants from issuance, the excess fair value of the common stock warrants over the gross cash proceeds from our private placement of Series A convertible preferred stock, and placement agent commissions and other offering costs. Until the reclassification of our common stock warrants into stockholders’ equity in November 2017 in connection with the amendment of our certificate of incorporation, the warrants were liability classified and remeasured at each reporting period with changes in fair value recorded through earnings on our consolidated statement of operations.

Income Tax Benefit

Since inception, we had incurred net losses and until 2018, we had not recorded any U.S. federal or state income tax benefits for the losses as they had been offset by valuation allowances. As a result of the change in net operating loss carryforward period associated with the Tax Cuts and Jobs Act (“the 2017 Tax Act”), we recognize income tax benefit to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of our deferred tax assets. For the year ended December 31, 2017, we recognized an income tax benefit for the revaluation of our deferred tax liability as a result of the Tax Cuts and Jobs Act, which reduced our corporate tax rate to 21%. See Note 12 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” below for further details.

Results of Operations for Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table sets forth our results of operations for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017	Change
Operating expenses:
Research and development	$5,751,940	$5,088,621	$663,319
General and administrative	6,167,177	6,191,845	(24,668)
Goodwill impairment	6,929,258	—	6,929,258
Depreciation	110,371	67,981	42,390
Loss from operations	18,958,746	11,348,447	7,610,299
Interest (income) expense, net	(151,647)	48,006	(199,653)
Change in fair value of warrant liability	—	(22,072,322)	22,072,322
Warrant related expenses	—	10,225,846	(10,225,846)
Other financing expenses	—	2,870,226	(2,870,226)
Loss from operations before income tax benefit	(18,807,099)	(2,420,203)	(16,386,896)
Income tax benefit	(437,289)	(1,055,685)	618,396
Net loss	$(18,369,810)	$(1,364,518)	$(17,005,292)

Research and development expenses were $5.8 million during the year ended December 31, 2018 compared to $5.1 million during the year ended December 31, 2017. This increase in research and development expense was mainly attributable to a $1.7 million increase in expense related to our Phase 3 GBM trial and an increase in salary and wages expense of $0.2 million, offset by a decrease in manufacturing and other costs of $1.2 million.

General and administrative expenses were $6.2 million during the year ended December 31, 2018 compared to $6.2 million during the year ended December 31, 2017. Although overall general and administrative expenses were flat, salaries and wages expense increased by $0.6 million, which was offset by a decrease in professional fees of $0.6 million.

We recognized a non-cash goodwill impairment charge of $6.9 million during the year ended December 31, 2018 as a result of a sustained decrease in our market capitalization during the second half of 2018. There was no such charge during the year ended December 31, 2017.

The change in interest (income) expense, net for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributable to having a larger cash and cash equivalents balance earning more interest during the year ended December 31, 2018 compared to the year ended December 31, 2017. During the year ended December 31, 2017, we had a higher debt principal balance with a higher interest rate outstanding compared to having a smaller debt principal balance outstanding during 2018.

In connection with the private placement of our Series A convertible preferred stock and common stock warrants, we determined the warrants to be classified as liabilities and subject to remeasurement at each reporting period, until November 1, 2017 (See Note 19 of the notes to our audited consolidated financial statements under Item 8). As a result of the liability classification, during 2017, we recorded a $22.1 million non-cash gain for the change in fair value of our common stock warrant liabilities which was primarily attributable to the decrease in the market price for our common stock. We also recognized $10.2 million in excess fair value of the common stock warrants over the gross proceeds from our private placement and $2.9 million in placement agent commissions and other offering costs.

As a result of the change in net operating loss carryforward period associated with the 2017 Tax Act, we recognized an income tax benefit of $0.4 million during the year ended December 31, 2018 to reflect the utilization of indefinite deferred tax liabilities as a source of income against indefinite lived portions of the our deferred tax assets. For the year ended December 31, 2017, we recognized an income tax benefit of $1.1 million for the revaluation of our deferred tax liability as a result of the 2017 Tax Act, which reduced our corporate tax rate to 21%.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Cash and cash equivalents	$7,991,172	$8,896,468
Prepaid expenses, deposits and other assets	923,059	769,946
Total current liabilities	804,044	2,690,807
Working capital	$8,110,187	$6,975,607

We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our product candidates.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(10,772,816)	$(12,332,355)
Investing activities	—	(447,823)
Financing activities	9,867,520	20,123,794
Net (decrease) increase in cash and cash equivalents	$(905,296)	$7,343,616

Operating Activities

Net cash used in operating activities of $10.8 million during the year ended December 31, 2018 was primarily attributable to our net loss of $18.4 million, a $0.4 million change in deferred income taxes, and our net change in operating assets and liabilities of $0.3 million. This amount was offset by the recognition of a $6.9 million non-cash impairment charge to goodwill and $1.4 million in other non-cash charges, which were made up of stock-based compensation, common stock issued for advisory services and depreciation.

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

Investing Activities

Net cash used in investing activities was $0.4 million during the year ended December 31, 2017. We purchased, and had mature, a certificate of deposit in the amount of $10.0 million and had approximately $0.4 million in fixed asset purchases, mainly related to the build out of our new headquarters. We had no such activity in 2018.

Financing Activities

Net cash provided by financing activities was $9.9 million during the during the year ended December 31, 2018, which was attributable to the $10.8 million in proceeds received upon the sale of our Common Stock offset by approximately $0.4 million in payments for offering costs. During the year ended December 31, 2018, we also repaid the outstanding principal balance of our Series B convertible notes in the amount of approximately $0.6 million.

Net cash provided by financing activities was $20.1 million during the during the year ended December 31, 2017, which was attributable to the $22.1 million in proceeds received upon the closing of our private placement of our Series A preferred stock in March 2017 offset by approximately $0.1 million in payments for offering costs. This amount was further offset by the repayment of convertible debt in the amount of $1.9 million.

Reverse Stock Split

On December 13, 2018, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-to-15 reverse stock split (the “Reverse Stock Split”) of our common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of our common stock had their holdings rounded up to the next whole share. Proportional adjustments were made to our outstanding warrants, stock options and other equity securities and to the our 2015 Equity Incentive Plan, as amended, to reflect the Reverse Stock Split, in each case, in accordance with the terms thereof. Unless the context otherwise requires, all share and per share amounts in this annual report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

Capital Requirements

We expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing our lead product candidate, TSC, for use in the treatment of GBM, stroke and other hypoxia related indications. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to advance the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. At the current time, the bulk of our cash resources for clinical development is dedicated to the Phase 3 trial for TSC in inoperable GBM and the Phase 2 trial for TSC in acute stroke. While we believe we have adequate cash resources to continue operations into July 2019, we will need to raise additional funds in order to complete these trials. We do not expect to commence any clinical trials beyond these trials unless we are able to raise additional capital, enter into a strategic partnership, or make alternative financing arrangements for any such trials. To date, we have funded our ongoing business operations and short-term liquidity needs, primarily through the sale and issuance of preferred stock, common stock and convertible debt. We expect to continue this practice for the foreseeable future, however, we may enter into strategic partnerships or transactions in order to fund our ongoing capital requirements.

As of December 31, 2018, we did not have credit facilities under which we could borrow funds or any other sources of committed capital. We will seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations or licensing agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise any additional capital in the near-term and/or we cannot significantly reduce our expenses and are forced to terminate our operations, investors may experience a complete loss of their investment.

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

Contractual Obligations

As of December 31, 2018, we had the following contractual commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease (1)	$389,127	$114,409	$274,718	$—	$—
Total	$—	$—	$—	$—	$—

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are addressed in Note 3 in the Notes to Consolidated Financial Statements included in Item 8 hereto.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Item 7A is not applicable to us as a smaller reporting company and has been omitted.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Diffusion Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Diffusion Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has limited resources available to fund current research and development activities, and will require substantial additional financing to continue to fund its research and development activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

McLean, Virginia

March 19, 2019

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$7,991,172	$8,896,468
Prepaid expenses, deposits and other current assets	923,059	769,946
Total current assets	8,914,231	9,666,414
Property and equipment, net	350,281	460,652
Intangible asset	8,639,000	8,639,000
Goodwill	—	6,929,258
Other assets	298,480	450,491
Total assets	$18,201,992	$26,145,815
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of convertible debt	$—	$550,000
Accounts payable	198,818	511,956
Accrued expenses and other current liabilities	605,226	1,628,851
Total current liabilities	804,044	2,690,807
Deferred income taxes	1,786,389	2,223,678
Other liabilities	—	1,386
Total liabilities	2,590,433	4,915,871
Commitments and Contingencies (Note 8)
Convertible preferred stock, $0.001 par value:	—	—
Series A - No shares authorized, issued or outstanding at December 31, 2018, 13,750,000 shares authorized, 12,376,329 shares issued and 8,306,278 shares outstanding at December 31, 2017	—	—

Stockholders’ Equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 3,376,230 and 967,976 shares issued and outstanding at December 31, 2018 and 2017, respectively	3,377	968
Additional paid-in capital	95,532,881	82,783,865
Accumulated deficit	(79,924,699)	(61,554,889)
Total stockholders' equity	15,611,559	21,229,944
Total liabilities, convertible preferred stock and stockholders' equity	$18,201,992	$26,145,815

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
Operating expenses:
Research and development	$5,751,940	$5,088,621
General and administrative	6,167,177	6,191,845
Goodwill impairment	6,929,258	—
Depreciation	110,371	67,981
Loss from operations	18,958,746	11,348,447
Other expense (income):
Interest (income) expense, net	(151,647)	48,006
Change in fair value of warrant liability	—	(22,072,322)
Warrant related expenses	—	10,225,846
Other financing expenses	—	2,870,226
Loss from operations before income tax benefit	(18,807,099)	(2,420,203)
Income tax benefit	(437,289)	(1,055,685)
Net loss	$(18,369,810)	$(1,364,518)
Accretion of Series A cumulative preferred dividends	(85,993)	(1,252,394)
Deemed dividend related to the make-whole provision for the conversion of Series A convertible preferred stock into common stock	(8,167,895)	—
Net loss attributable to common stockholders	$(26,623,698)	$(2,616,912)

Per share information:
Net loss per share of common stock, basic	$(8.21)	$(3.16)
Net loss per share of common stock, diluted	$(8.21)	$(29.11)
Weighted average shares outstanding, basic	3,242,301	827,575
Weighted average shares outstanding, diluted	3,242,301	848,090

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Stockholders' Equity
	Series A		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017	—	—	689,709	690	69,373,231	(60,189,237)	9,184,684
Cumulative effect of change in accounting principle (a)	—	—	—	—	1,134	(1,134)	—
Sale of Series A convertible preferred stock and common stock warrants	12,376,329	—	—	—	—	—	—
Reclassification of the fair market value of the Series A warrants	—	—	—	—	13,153,524	—	13,153,524
Common stock issued for advisory services	—	—	1,174	1	49,999	—	50,000
Series A cumulative preferred dividend	—	—	—	—	(1,252,394)	—	(1,252,394)
Reclassification of accrued dividends upon conversion of Series A	—	—	5,756	6	190,074	—	190,080
Conversion of Series A convertible preferred stock to common stock	(4,070,051)	—	271,337	271	(271)	—	—
Beneficial conversion feature for accrued interest of convertible debt	—	—	—	—	28,017	—	28,017
Stock-based compensation expense	—	—	—	—	1,240,551	—	1,240,551
Net loss	—	—	—	—	—	(1,364,518)	(1,364,518)
Balance at December 31, 2017	8,306,278	—	967,976	968	82,783,865	(61,554,889)	21,229,944
Conversion of Series A convertible preferred stock to common stock	(8,306,278)	—	553,752	554	(554)	—	—
Issuance of common stock to Series A convertible preferred stockholders under make-whole adjustment feature	—	—	777,895	778	(778)	—	—
Issuance of common stock related to accrued dividends	—	—	68,815	69	1,148,238	—	1,148,307
Series A cumulative preferred dividend	—	—	—	—	(85,993)	—	(85,993)
Issuance of common stock and warrants, net of issuance costs	—	—	1,000,000	1,000	10,416,520	—	10,417,520
Common stock issued for advisory services	—	—	7,792	8	49,992	—	50,000
Stock-based compensation expense	—	—	—	—	1,221,591	—	1,221,591
Net loss	—	—	—	—	—	(18,369,810)	(18,369,810)
Balance at December 31, 2018	—	$—	3,376,230	$3,377	$95,532,881	$(79,924,699)	$15,611,559

(a) In 2017, the Company adopted provisions of ASU 2016-09, Improvements to Employee Share Based Payment Accounting, resulting in a cumulative effect adjustment to Accumulated Deficit and Additional Paid-in Capital for previously unrecognized stock-based compensation expense.

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2018	2017
Operating activities:
Net loss	$(18,369,810)	$(1,364,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	110,371	67,981
Stock-based compensation expense	1,221,591	1,240,551
Common stock issued for advisory services	50,000	50,000
Warrant related expense, change in fair value, and other financing expenses	—	(8,976,250)
Change in deferred income taxes	(437,289)	(1,055,685)
Goodwill impairment	6,929,258	—
Non-cash interest expense, net	—	33,517
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(1,102)	(664,162)
Accounts payable, accrued expenses and other liabilities	(275,835)	(1,663,789)
Net cash used in operating activities	(10,772,816)	(12,332,355)

Cash flows used in investing activities:
Purchases of property and equipment	—	(447,823)
Purchases of certificates of deposit	—	(10,000,000)
Maturities of certificates of deposit	—	10,000,000
Net cash used in investing activities	—	(447,823)

Cash flows provided by financing activities:
Proceeds from sale of common stock	10,846,062	—
Proceeds from the sale of Series A convertible preferred stock and warrants, net	—	22,129,774
Repayment of convertible debt	(550,000)	(1,880,000)
Payment of offering costs	(428,542)	(125,980)
Net cash provided by financing activities	9,867,520	20,123,794

Net (decrease) increase in cash and cash equivalents	(905,296)	7,343,616

Cash and cash equivalents at beginning of year	8,896,468	1,552,852
Cash and cash equivalents at end of year	$7,991,172	$8,896,468

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,142	$112,800
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of accrued dividends related to the issuance of common stock to Series A convertible preferred stock holders	$1,148,307	$—
Reclassification of the fair market value of the Series A warrants	$—	$13,153,524
Series A cumulative preferred dividends	$85,993	$1,252,394
Conversion of accrued dividends related to convertible preferred stock	$—	$190,080
Offering costs in accounts payable and accrued expenses	$—	$146,776

 See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Diffusion Pharmaceuticals Inc. (“Diffusion” or the “Company”), a Delaware corporation, is a clinical stage biotechnology company developing new treatments for life threatening conditions by improving the body’s ability to bring oxygen to the areas where it is needed most. The Company is developing its lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in those life threatening conditions in which cellular oxygen deprivation (“hypoxia”) is the basis for significant unmet medical needs. TSC is designed to safely and selectively target and re-oxygenate the micro-environment of hypoxic cells, and can potentially be used in many indications, including oncology and cardiovascular/stroke.  In cancer, TSC re-oxygenates treatment-resistant cancerous tissue, making the cancer cells up to three times more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. In stroke, TSC helps promote the diffusion of oxygen into those brain cells in which oxygen-deprivation causes neuronal death resulting in patient mortality or morbidity. In addition to the TSC programs, the Company is exploring alternatives regarding how best to capitalize upon our product candidate RES-529, which may include possible out-licensing and other options. RES-529 is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase 1 clinical trials for age-related macular degeneration and was in preclinical development in oncology, specifically GBM. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and capable of crossing the blood brain barrier.

On December 13, 2018, the Company effected a 1-for-15 reverse split of its common stock. As a result of the reverse stock split, every fifteen shares of common stock outstanding immediately prior to the reverse stock split were reclassified and combined into one share of Common Stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock had their holdings rounded up to the next whole share. Proportional adjustments were made to the Company’s outstanding warrants, stock options and other equity securities and to the Company’s 2015 Equity Incentive Plan, as amended, to reflect the reverse stock split, in each case, in accordance with the terms thereof. The accompanying consolidated financial statements and these notes give retroactive effect to this reverse stock split.

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

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. On January 22, 2018, the Company closed an underwritten public offering of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) and warrants to purchase 1,000,000 shares of Common Stock. At the closing, the Company also issued warrants to purchase an additional 131,375 shares of Common Stock pursuant to the underwriter’s partial exercise of its overallotment option. The shares of Common Stock and warrants were sold at a combined public offering price of $12.00 per share and warrant for total proceeds of approximately $10.8 million. The warrants have an exercise price of $12.00 per share and a term of five years from the date of issuance. In addition, at the closing, the Company issued to designees of the underwriter of the offering warrants to purchase up to 50,000 shares of Common Stock. The underwriter’s warrants have an exercise price of $15.00, a term of five years from the date of issuance and otherwise substantially similar terms to the form of investor warrant. As a result of the offering, all outstanding shares of the Company's Series A convertible preferred stock converted into 1,400,462 shares of Common Stock (including accrued dividends on the Series A convertible preferred stock paid-in-kind and issuance of shares of Common Stock in respect of the “make-whole” adjustment feature thereof).

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

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

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash and cash equivalents as of December 31, 2018 are sufficient to fund operations into July 2019.

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

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors, including the current economic environment. Significant items subject to such estimates are assumptions used for purposes of determining stock-based compensation, the fair value of the warrants, the fair value of the convertible notes, and accounting for research and development activities. Management believes its estimates to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments. As of December 31, 2017, the fair value of the Company's outstanding Series B convertible note was approximately $0.6 million. The fair value of the convertible note was determined using a binomial lattice model that utilizes certain unobservable inputs that fall within Level 3 of the fair value hierarchy. All amounts outstanding under the Series B convertible note were repaid during the year ended December 31, 2018.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets

Long-lived assets are reviewed for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. The Company does this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If it is determined an impairment exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment of long-lived assets during the years ended December 31, 2018 and 2017.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or when circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. In January 2017, the FASB issued revised guidance that simplifies the test for goodwill impairment, effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company early adopted this standard in the third quarter of 2018. Under the revised guidance, if a reporting unit’s carrying value exceeds its fair value, an impairment charge will be recorded to reduce the reporting unit to fair value. The Company has a single reporting unit and all goodwill relates to that reporting unit. The Company's RES-529 intangible asset and goodwill are assessed for impairment annually on October 1 of the Company’s fiscal year or more frequently if impairment indicators exist. There was no impairment to the Company’s RES-529 intangible asset recognized during the years ended December 31, 2018 and 2017. During the year ended December 31, 2018, the Company recorded a non-cash goodwill impairment charge of $6.9 million (see Note 5).

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year ended December 31,
	2018	2017
Basic net loss per common share calculation:
Net loss	$(18,369,810)	$(1,364,518)
Accretion of Series A cumulative preferred dividends	(85,993)	(1,252,394)
Deemed dividend related to the make-whole provision for the conversion of Series A convertible preferred stock into common stock	(8,167,895)	—
Net loss attributable to common stockholders	$(26,623,698)	$(2,616,912)

Weighted average shares outstanding, basic	3,242,301	827,575
Net loss per share of common, basic	$(8.21)	$(3.16)
Diluted net loss per common share calculation:
Net loss attributable to common stockholders	(26,623,698)	(2,616,912)
Change in fair value of warrant liability	—	(22,072,322)
Diluted net loss	(26,623,698)	(24,689,234)
Weighted average common shares outstanding, basic	3,242,301	827,575
Common stock equivalents arising from warrants	—	20,515
Common stock equivalents	3,242,301	848,090
Net loss per share of common stock, diluted	$(8.21)	$(29.11)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2018	2017
Convertible debt	—	14,292
Common stock warrants	2,087,012	29,848
Convertible preferred stock	—	553,752
Stock options	203,736	170,461
Unvested restricted stock awards	—	204
	2,290,748	768,557

Amounts in the table reflect the common stock equivalents of the noted instruments.

 Comprehensive Loss

The Company has no items of comprehensive income or loss other than net loss.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued But Not Yet Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of ASC 820. The goal of the ASU is to improve the effectiveness of ASC 820's disclosure requirements by providing users of the financial statements with better information about assets and liabilities measured at fair value in the financial statements and notes thereto. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company is currently evaluating the potential impact of the adoption of this standard on its related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to record a right-of-use (ROU) asset and a lease liability for all leases with a term greater than 12 months, measured on a discounted basis. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASC 842 will be effective for the Company on January 1, 2019, and the Company expects to apply the practical expedients allowed by the standard, mainly related to the reassessment of expired or existing leases. See Note 8 for details of the Company's current lease arrangement. Although management continues to evaluate the effect to the Company's Consolidated Financial Statements and disclosures, management currently estimates total assets and liabilities will increase approximately $0.3 million to $0.4 million upon adoption. Management does not expect a material impact to the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

Recently Adopted Accounting Pronouncements

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2018	2017
Laboratory equipment	$182,357	$182,357
Furniture and office equipment	155,113	155,113
Leasehold improvements	430,000	430,000
Total property and equipment	767,470	767,470
Less: accumulated depreciation	(417,189)	(306,818)
Property and equipment, net	$350,281	$460,652

Depreciation expense was approximately $0.1 million and $68,000 for the years ended December 31, 2018 and 2017, respectively.

5. Goodwill and Intangible Assets

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. The Company applies ASC 350 “Goodwill and Other Intangible Assets,” which requires testing goodwill for impairment on an annual basis. The Company evaluates goodwill on a consolidated basis as the Company is organized as a single reporting unit. The Company completes its annual impairment test on October 1 each year, or more frequently if triggering events indicate a possible impairment. The Company considers certain triggering events when evaluating whether an interim goodwill impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of the Company. The Company’s market capitalization was below the carrying value of equity throughout the third quarter of 2018 and as a result, management concluded that the carrying value of goodwill may not be recoverable and that a triggering event requiring an interim assessment of goodwill impairment had occurred during the three months ended September 30, 2018.

Management performed the goodwill impairment assessment using a market approach to estimate the fair value of the Company using the Company's market capitalization. This fair value was derived by multiplying the Company's shares outstanding by the average daily close prices of the Company's stock during the third quarter of 2018. The carrying value of the Company's net equity exceeded its fair value, and accordingly, the Company recognized a $4.2 million non-cash impairment charge to goodwill that reduced the carrying value to fair value. During the fourth quarter of 2018, this downward trend of the Company's market capitalization continued, and the Company performed another goodwill impairment assessment using a market approach to estimate the fair value of the Company. This fair value was derived by multiplying the Company's shares outstanding by the average daily close prices of the Company's stock during the fourth quarter. The carrying value of the Company's net equity exceeded its fair value, and accordingly, the Company recognized an additional $2.7 million non-cash impairment charge to goodwill. As a result of these impairment charges, the Company has no goodwill remaining on its consolidated balance sheet as of December 31, 2018.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has an indefinite-lived In-Process Research and Development Asset (IPR&D) called RES-529, which has a balance of $8.6 million at both December 31, 2018 and December 31, 2017. RES-529 is a PI3K/Akt/mTOR pathway inhibitor in preclinical development for oncology. There was no impairment to the Company’s RES-529 intangible asset recognized during the years ended December 31, 2018 or 2017.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2018	2017
Accrued interest payable	$—	$37,415
Accrued Series A convertible preferred stock dividends	—	1,062,314
Accrued payroll and payroll related expenses	409,889	312,221
Accrued professional fees	69,231	122,711
Accrued clinical studies expenses	34,000	63,350
Other	92,106	30,840
Total	$605,226	$1,628,851

7. Convertible Debt

The components of debt outstanding at December 31, 2017 was as follows:

December 31, 2017
Series B convertible notes	550,000
Less current portion	(550,000)
Long-term debt, net of current portion	$—

Upon maturity of the Series B convertible debt during the second quarter of 2018, the Company repaid the outstanding principal and interest of approximately $0.6 million and $40,000, respectively. As such, the Company does not have any debt outstanding as of December 31, 2018. For the years ended December 31, 2018 and 2017, the Company recognized interest expense of approximately $3,000 and $0.1 million, respectively in connection with its convertible debt instruments. Accrued interest was $37,000 as of December 31, 2017.

8. Commitments and Contingencies

Office Space Lease Commitment

The Company leases office and laboratory facilities in Charlottesville, Virginia. Rent expense related to the Company's operating lease for both the years ended December 31, 2018 and 2017 was approximately $0.1 million. Future minimum rental payments under the Company's non-cancelable operating lease at December 31, 2018 were as follows:

Rental Commitments
2019	$114,409
2020	116,464
2021	118,519
2022	39,735
Total	$389,127

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Arrangements with Clinical Research Organization

The Company has various agreements with contract research organizations (“CROs”) to provide clinical trial services for individual studies and projects by executing individual work orders governed by Master Service Arrangements (“MSAs”). The MSAs and associated work orders are designed such that quarterly payments are to be made in advance of the work to be performed.  The Company recognized research and development expenses related to these MSAs of $1.6 million and $1.0 million during the years ended December 31, 2018 and 2017, respectively.  As of December 31, 2018, there was $0.8 million of prepaid research and development costs that are estimated to be recognized during fiscal 2019.

Legal Proceedings

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the Company’s former Chief Executive Officer under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH(Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action. After a hearing for the petition and motion on April 14, 2015, the Court granted the Company’s petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. On November 19, 2018 at an Order to Show Cause Re Dismissal Hearing, the Court found sufficient grounds not to dismiss the case, and an arbitration hearing has been scheduled for November 2019. The Company believes this matter is without merit and intends to defend the arbitration vigorously. Because this matter is in an early stage, the Company is unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on the Company’s financial position. Depending on the outcome or resolution of this matter, it could have a material effect on the Company’s financial position.

9. Convertible Preferred Stock, Stockholders’ Equity and Common Stock Warrants

2018 Common Stock Offering

In January 2018, the Company entered into an Underwriting Agreement (the “Agreement”) pursuant to which it issued 1,000,000 shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock with an initial exercise price of $12.00 per share for cash proceeds of $10.8 million. In addition, as compensation for its services, the Company granted to the underwriter in the transaction an option (the “Over-Allotment Option”) to purchase, in the aggregate, 150,000 shares of Common Stock (the “Option Shares”) and warrants to purchase up to 150,000 shares of Common Stock (the “Option Warrants”). The underwriter exercised its right to purchase a portion of the Option Warrants and received an additional 131,375 warrants to purchase Common Stock with an initial exercise price $12.00 per share.

In addition, at the closing, the Company issued to designees of the underwriter warrants to purchase up to 50,000 shares of Common Stock. The underwriter’s warrants have an exercise price of $15.00 per share, a term of five years from the date of issuance and otherwise substantially similar terms to the form of the investor warrant.

During its evaluation of equity classification for the Common Stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Company's Common Stock offering in January 2018, all outstanding shares of the Company's Series A convertible preferred stock (discussed below) converted into 1,400,462 shares of Common Stock of which (i) 553,752 shares were issued for the automatic conversion of Series A convertible preferred stock (ii) 68,815 shares were issued upon settlement of accrued dividends and (iii) 777,895 shares were issued for the settlement of the “make-whole” adjustment feature. A deemed dividend of $8.2 million was recognized for the value of the common shares issued for the settlement of the make-whole adjustment feature.

Series A Convertible Preferred Stock

In March 2017, the Company completed a $25.0 million private placement of its securities in which the Company offered and sold units consisting of one share of the Company’s Series A convertible preferred stock and a warrant to purchase one share of Common Stock for each share of Series A convertible preferred stock purchased in the private placement (the “2017 Private Placement”). Each share of Series A convertible preferred stock entitled the holder to an 8.0% cumulative dividend payable in shares of Common Stock. The holders, at their option, were able to convert each share of Series A convertible preferred stock into one share of the Company’s Common Stock based on the initial conversion price of $30.30 per share, subject to adjustment. Each warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $33.30, subject to adjustment and expires on the fifth anniversary of their original issuance date.

The Company sold 12,376,329 units in the 2017 Private Placement and received approximately $22.1 million in aggregate net cash proceeds, after deducting commissions and other expenses of approximately $2.9 million. In addition, as compensation for its services, the Company granted to its placement agent in the 2017 Private Placement warrants to purchase an aggregate of 78,637 shares of Common Stock at an initial exercise price of $33.30 per share, which expire on the fifth anniversary of their original issuance date.

During its evaluation of equity classification for the common stock warrants, the Company considered the conditions as prescribed within ASC 815-40. The conditions within ASC 815-40 are not subject to a probability assessment. As the Company was obligated to issue a variable number of shares to settle the cumulative dividends on the Series A convertible preferred stock, the Company could not assert that there would be sufficient authorized shares available to settle the warrants issued in connection with the Series A offering. Accordingly, these warrants were classified as liabilities. In November 2017 the Company effected an amendment to its Certificate of Incorporation to permit the Company to pay dividends on the Company’s Series A Convertible Preferred Stock in either cash or shares of the Company’s Common Stock, which was approved by the stockholders. As a result of this amendment, the warrants were reclassified on the consolidated balance sheet from liabilities to stockholders’ equity in the fourth quarter of 2017.

As the fair value of the warrants upon their issuance was in excess of the proceeds of the 2017 Private Placement, there were no proceeds allocated to the Series A convertible preferred stock. The excess fair value of the warrants over the gross proceeds of the 2017 Private Placement and the fair value of the warrants granted to its placement agent was $10.2 million in the aggregate and were recorded as warrant related expenses in the Company's consolidated statement of operations for the year ended December 31, 2017.

In contemplation of completing the 2017 Private Placement, pursuant to the Company’s Certificate of Incorporation, on March 13, 2017, the Company adopted the Certificate of Designations of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of the Company, authorizing 13,750,000 shares of Series A Convertible Preferred Stock for issuance. Upon the mandatory conversion of all of the shares of Series A Convertible Preferred Stock into our Common Stock during 2018, no shares of Series A Convertible Preferred Stock remained authorized, issued or outstanding.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

In addition to the above offerings of Common Stock, during the years ended December 31, 2018 and 2017, respectively, the Company issued 7,792 and 1,174 shares, respectively, for advisory services. The Company did not purchase or retire any shares of its Common Stock during the years ended December 31, 2018 and 2017.

     Common Stock Warrants

As of December 31, 2018, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Common stock warrants issued prior to 2016	1,767	$562.50	-	$735.00	2019
Common stock warrants issued in 2017 related to Series A convertible preferred stock offering	903,870		$33.30		March 2022
Common stock warrants issued in 2018 related to the common stock offering	1,181,375	$12.00	-	$15.00	January 2023
	2,087,012

During the years ended December 31, 2018 and 2017, 28,123 and 867 warrants issued prior to 2016 expired, respectively.

10. Stock-Based Compensation

2015 Equity Plan

The 2015 Equity Incentive Plan of the Company, as amended in July 2016, currently allows for the issuance of up to a maximum of 33,333 shares of common stock in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, not including shares subject to awards assumed in connection with certain transactions. As of December 31, 2018, there were 1,814 shares of Common Stock available for future issuance under the 2015 Equity Incentive Plan. In addition, beginning on January 1, 2017, on each January 1st through the term of the plan, up to 4.0% of the total shares of the Company’s common stock outstanding as of December 31st will be added to the plan reserve, unless a lesser amount is stipulated by the Compensation Committee of the Company’s Board of Directors. On January 1, 2019, the maximum number of shares of the 2015 Equity Incentive Plan increased by 135,049 shares, or 4.0% of the total shares of the Company’s common stock outstanding at December 31, 2018.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the periods indicated:

	Year ended December 31,
	2018	2017
Research and development	$62,161	$674,643
General and administrative	1,159,430	716,425
Total stock-based compensation expense	$1,221,591	$1,391,068

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to all stock option grants to employees and non-employees:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2017	147,214	$121.37
Granted	23,345	36.92
Expired	(98)	225.00
Balance at January 1, 2018	170,461	$109.74	7.13	$4,746
Granted	44,005	15.37
Forfeited	(10,583)	131.25
Expired	(147)	256.50
Outstanding at December 31, 2018	203,736	$88.14	6.70	$143
Exercisable at December 31, 2018	167,585	$101.69	6.25	$143
Vested and expected to vest at December 31, 2018	203,736	$88.14	6.70	$143

Generally, the options have a ten (10) year contractual term and vest in equal monthly installments over three (3) years.

Non-employee Stock Options

Non-employee options are remeasured to fair value each period through operations using a Black-Scholes option-pricing model until the options vest. There were no options granted to non-employees during the year ended December 31, 2018 and there were 626 stock options granted to non-employees during the year ended December 31, 2017. The total fair value of non-employee stock options vested during the years ended December 31, 2018 and 2017 was approximately $4,000 and $90,000, respectively. At December 31, 2018, there was less than $1,000 of unrecognized compensation cost related to 219 unvested stock options and subject to re-measurement until vested. The total unrecognized compensation expense will be recognized as expense over a weighted-average period of 1.16 years.

Employee Stock Options

The weighted average grant date fair value of stock option awards granted to employees was $12.63 and $30.43 during the years ended December 31, 2018 and 2017, respectively. The total fair value of options vested during the years ended December 31, 2018 and 2017 were $1.2 million and $1.1 million, respectively. No options were exercised during any of the periods presented. At December 31, 2018, there was $0.6 million of unrecognized compensation cost related to unvested options that will be recognized as expense over a weighted-average period of 1.4 years.

The grant date fair value of employee stock options is determined using the Black-Scholes model. The following assumptions were used during the years ended December 31, 2018 and 2017:

	2018			2017
Expected term (in years)	5.27	—	5.66	5.27	—	6.00
Risk-free interest rate	2.3%	—	2.8%	1.8%	—	2.4%
Expected volatility	113.6%	—	115.0%	109.8%	—	136.7%
Dividend yield	—	—	—	—	—	—

Restricted Stock Awards

As of December 31, 2018, there were no unvested shares of restricted stock. During the year ended December 31, 2018 and 2017, 204 and 409 shares vested, respectively. The fair value as of the respective vesting dates of the restricted stock awards was $6,000 and $12,000 for 2018 and 2017, respectively. There were no restricted stock awards granted in 2018 or 2017.

11. Defined Contribution Retirement Plan

The Company has established a 401(k) defined contribution plan (the 401(k) Plan) that covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. The Company made matching contributions under the 401(k) Plan of approximately $68,000 and $49,000 for the years ended December 31, 2018 and 2017, respectively.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

Deferred tax assets	December 31, 2018	December 31, 2017
Net operating loss carryforwards	$5,875,074	$5,310,628
Stock option compensation	2,456,410	2,141,973
Orphan Drug credits	2,847,803	2,537,039
Capitalized start-up costs and other	7,349,092	5,247,468
Valuation allowance	(18,091,090)	(15,237,108)
Net deferred tax asset	$437,289

Deferred tax liabilities
Intangible assets	(2,223,678)	(2,223,678)
Net deferred tax liability	$(1,786,389)	$(2,223,678)

The Company does not have unrecognized tax benefits as of December 31, 2018 or December 31, 2017. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes at December 31, 2018 of approximately:

Combined NOL Carryforwards:	December 31, 2018
Federal	$22,819,972
State	22,845,568

The net operating loss carryforwards generated prior to 2017 begin expiring in 2034 for both federal and state income tax purposes. Those generated in 2018 and into the future now have an indefinite life. In January 2016, the Company increased the number of shares outstanding resulting in a change of ownership, under the provisions of Internal Revenue Code section 382 and similar state provisions. Stock issuances in 2018 and 2017 might have also resulted in changes of ownership. These provisions limit the Company's ability to utilize these net operating loss carryforwards to offset future income. The amounts above reflect the amount of NOLs that the Company expects to be able to utilize as a result of the limitation. Excluding the deferred tax asset associated with the net operating loss with unlimited carryforward, the Company recorded a valuation allowance for the remaining deferred tax assets as of December 31, 2018, because of the uncertainty of their realization.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

Rate reconciliation:	December 31, 2018	December 31, 2017
Federal tax benefit at statutory rate	(21.0)%	(34.0)%
State tax, net of Federal benefit	(2.9)%	(16.3)%
Change in fair value of warrant	—%	(126.1)%
Change in tax rate	—%	205.5%
Goodwill impairment	7.7%	—%
Orphan drug credit	(1.3)%	(36.0)%
Change in valuation allowance	15.2%	(38.8)%
Stock compensation	—%	1.2%
Other	—%	1.0%
Total provision	(2.3)%	(43.5)%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s 2015 to 2017 tax years remain open and subject to examination; carryforward amounts from the 2014 year remain subject to adjustment.

On December 22, 2017 the President of the United States signed into law the Tax Cuts and Jobs Act (“The 2017 Tax Act”), which resulted in significant changes from previous tax law. The 2017 Tax Act required the Company to revalue its deferred tax assets and liabilities to the new rate of 21%. As a result of the change, the Company recorded a tax benefit of $1.1 million for the year ended December 31, 2017. The 2017 Tax Act also changed the net operating loss carryforwards’ period such that all net operating losses generated in 2018 and into the future now have an indefinite life. As a result of the change in net operating loss carryforward period, during the year ended December 31, 2018, the Company recognized an income tax benefit of $0.4 million to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Fair Value Measurements

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

The reconciliation of the common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Common Stock Warrant Liability
Balance at January 1, 2017	$—
Issued in connection with the Series A convertible preferred stock	35,225,846
Change in fair value	(22,072,322)
Reclassification of Series A warrants to additional paid in capital	(13,153,524)
Balance at December 31, 2017	$—

The common stock warrants issued in connection with the Series A convertible preferred stock were previously classified as liabilities on the Company's consolidated balance sheet, and were marked-to-market each reporting period with the change in fair value recorded as either income or expense in the accompanying consolidated statements of operations until the warrants were exercised, expired or other facts and circumstances lead the liability to be reclassified to stockholders’ equity. In November 2017, the Company effected an amendment to its Certificate of Incorporation to permit the Company to pay dividends on the Company’s Series A Convertible Preferred Stock in either cash or shares of the Company’s Common Stock. As a result of this amendment, the warrants were reclassified on the consolidated balance sheet from liabilities to stockholders’ equity in the fourth quarter of 2017.

The fair value of the warrant liability was estimated using the Black-Scholes model and assumptions used to value the warrant liability as of November 1, 2017, which was the date of the reclassification, were as follows:

Stock price	$21.60
Exercise price	$33.30
Expected term (in years)	4.38
Risk-free interest rate	1.9%
Expected volatility	104.1%
Dividend yield	—

14. Related Party Transactions

The Company’s Director of Information Technologies is the son of the Chief Executive Officer and he has held that position since December 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Finance, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth, as of March 19, 2019, certain information that has been furnished to us by each current director on the Company's board of directors (the “Board”)

Name	Age	Director Since
David G. Kalergis	70	2016
John L. Gainer, Ph. D.	80	2016
Robert Adams (1)	68	2016
Mark T. Giles (1)	64	2016
Alan Levin (1)	56	2016

(1) Current member of the Audit, Compensation and Nominating and Corporate Governance Committees of the Board

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

David G. Kalergis – Mr. Kalergis has served as our Chairman of the Board and Chief Executive Officer since January 2016. Mr. Kalergis, along with Dr. Gainer is the Company’s co-founder and served as a director of Diffusion Pharmaceuticals LLC (“Diffusion LLC”), our predecessor, from its inception in 2001 through January 2016 and as its Chief Executive Officer from 2004 through January 2016. Prior to joining the Company, Mr. Kalergis held positions with the University of Virginia; as the general counsel and director of business development for Pharmaceutical Research Associates, Inc., a pharmaceutical contract research organization; as an intelligence analyst for the U.S. Government; and with the law firm Dewey, Ballantine, Bushby, Palmer & Wood, practicing in the areas of corporate finance, public offerings and mergers and acquisitions. In addition, from July 1998 until May 2012, Mr. Kalergis served on the board of directors and audit committee of Virginia National Bank. Mr. Kalergis received a B.A. in psychology, as well as an M.B.A. and J.D., from the University of Virginia, and is a graduate of the Harvard Business School’s Leadership and Strategy in the Pharmaceutical and Biotechnology Industry program.

The Board believes Mr. Kalergis’ perspective and experience as the Chief Executive Officer and a director of Diffusion, as well as his depth of operating and senior management experience in our industry and educational background, provide him with the qualifications to serve as a director.

John L. Gainer, Ph.D. – Dr. Gainer has served as a director and as our Chief Scientific Officer since January 2016. Dr. Gainer, along with Mr. Kalergis, is the Company’s co-founder and served as one of Diffusions LLC’s directors and as its Chief Scientific Officer from its inception in 2001 through January 2016. From 1966 until his retirement in 2005, Dr. Gainer was a professor of chemical engineering at the University of Virginia. During his career, Dr. Gainer authored more than 100 scientific journal articles, including more than 30 published in medical journals, and spent two sabbaticals investigating drug actions and related research at Karolinska Institute in Stockholm and the laboratory of a major pharmaceutical company. He has been a member of the International Society for Oxygen Transport in Tissues since its inception in 1973. Dr. Gainer received a BSChE from West Virginia University, a MS in chemical engineering from the Massachusetts Institute of Technology, and a Ph.D. in chemical engineering from the University of Delaware.

The Board believes Dr. Gainer’s perspective and experience as a director and officer of Diffusion, as well as the depth and breadth of his scientific knowledge, provide him with the qualifications to serve as a director.

Robert Adams – Mr. Adams has served as a director since January 2016 and as a director of Diffusion LLC from 2002 to January 2016. Prior to his retirement in 2015, Mr. Adams was a partner in the intellectual property law firm of Nixon & Vanderhye P.C, where he had practiced for over 25 years, focusing on patent litigation and international patent licensing and negotiations. During that time period, Mr. Adams was lead litigation counsel in more than 50 major intellectual property lawsuits, where he directly handled, for example, all intellectual property valuations and settlements on behalf of his U.S. and foreign clients. Moreover, Mr. Adams served as the head negotiator for a well-known Japanese consumer products company for 15 years in various complicated licensing situations. Those negotiations typically involved the cross-licensing of up to hundreds of U.S. and foreign patent rights. His lead licensing activities on behalf of that client included, among other things, multi-year negotiations with Texas Instruments, Advanced Micro Devices and Freescale. Mr. Adams received a B.A. from the University of Maryland and a J.D. from George Washington University (with honors), and is a member of the Virginia State Bar.

The Board believes Mr. Adams’ perspective and experience as a director of Diffusion, as well as the depth and breadth of his intellectual property experience, provide him with the qualifications to serve as a director.

Mark T. Giles – - Mr. Giles has served as a director since January 2016 and as a director of Diffusion LLC from 2008 through January 2016. Since 2007, Mr. Giles has been the sole managing member of Panda Holdings, LLC, and since 2015, he also has been a general partner of Anchormarck Holdings, LLC; both of which engage in the investment and management of private capital.  Previously, Mr. Giles served as the Chief Executive Officer of Virginia National Bank from July 1998 until June 2007 and thereafter continued to serve as the non-executive Chairman until December 2011. Prior to joining Virginia National Bank, Mr. Giles served as the president of two publicly traded bank holding companies and subsidiary banks in Texas and practiced law with the banking group of a Houston law firm.  He chairs the board of Expedition Trust Company and serves on the board of the Computers4Kids Program. Mr. Giles received a B.S. from the McIntire School of Commerce at the University of Virginia and a J.D. from the University of Virginia School of Law.

The Board believes Mr. Giles’ perspective and experience as a director of Diffusion, as well as the depth and breadth of his business and legal experience, provide him with the qualifications to serve as a director.

Alan Levin – Mr. Levin has served as a director since January 2016 and as a director of Diffusion LLC from June 2015 through January 2016. He previously served as Executive Vice President and Chief Financial Officer of Endo Health Solutions Inc. (“Endo”), a global specialty healthcare company, from June 2009 until his retirement in September 2013. Prior to joining Endo, Mr. Levin worked with Texas Pacific Group, a leading private equity firm, and one of their start-up investments. Before that, he was Senior Vice President & Chief Financial Officer of Pfizer, Inc. where he worked for 20 years in a variety of executive positions of increasing responsibility, including Treasurer and Senior Vice President of Finance & Strategic Management for the company’s research and development organization. Mr. Levin received a bachelor’s degree from Princeton University and a master’s degree from New York University’s Stern School of Business. Mr. Levin is a certified public accountant. He is a member of the board of directors of Aceto Corp, a NASDAQ-traded company specialized in generics and pharmaceutical intermediate products. He is also a member of the Advisory Board of Auven Therapeutics, a private equity fund; and the Critical Path Institute, a nonprofit collaboration between the Food and Drug Administration and pharmaceutical industry participants focused on streamlining and accelerating the development and regulatory pathways for innovative medicines.

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

Executive Officers

The table below sets forth, as of March 19, 2019, certain information concerning our executive officers. Biographical information for Mr. Kalergis and Dr. Gainer is included above under the heading, “—Directors.”

Name	Age	Position with Diffusion
David G. Kalergis	70	Chairman and Chief Executive Officer
John L. Gainer, Ph. D.	80	Chief Scientific Officer
William Hornung	50	Chief Financial Officer
Thomas Byrne	62	General Counsel
David R. Jones, M.D.	55	Chief Medical Officer

William K. Hornung – Mr. Hornung serves as our Chief Financial Officer, a position he has held since September 2018. Prior to this, Mr. Hornung served as the Chief Business Officer at Diffusion from July 2017 through September 2018. Previously, Mr. Hornung served as Chief Financial Officer of Contravir Pharmaceuticals from June 2014 to November 2015 and helped the company up-list to NASDAQ and raise nearly $30 million. Prior to Contravir, from 2002 through 2014 Mr. Hornung held positions of increasing responsibility with PTC Therapeutics, most recently serving as Vice President of Finance from April 2012 to March 2014. While at PTC Therapeutics he oversaw the IPO process and raised more than $1 billion. From 1998 through 2002 Mr. Hornung was with Elan Pharmaceuticals (formerly The Liposome Company) in various financial roles. At Liposome and Elan he was responsible for strategic planning and operations of the company's UK-based European headquarters. Earlier in his career Mr. Hornung worked for a clinical research organization where he was responsible for project management and nearly all financial aspects of the company. Mr. Hornung holds a Bachelor of Science in Accounting from the William Paterson State University of New Jersey.

Thomas Byrne – Mr. Byrne was appointed as our General Counsel in January 2016. Mr. Byrne served as a director of Diffusion LLC from 2001 to January 2016, as a director of the Company from January 2016 until April 2016 and served as Diffusion LLC’s Secretary and Director of Patent Strategy from 2007 until January 2016. Prior to joining Diffusion LLC, Mr. Byrne served in in-house counsel positions at both Genentech Inc. and Amgen Inc., where he co-invented the erythropoiesis stimulating agent darbepoietin alpha (Aranesp®). From 1992 to 2000, he was a partner in the intellectual property law firm of Nixon and Vanderhye P.C. Mr. Byrne also currently acts as a consultant for start-up biotechnology companies on intellectual property, contract and business issues. He received a B.S. in chemical engineering and nuclear engineering, as well as a J.D., from the University of Virginia, and an M.S. in biochemical engineering from Yale University.

David R. Jones, M.D. - Dr. Jones serves as our Senior Medical Advisor. Dr. Jones was appointed Chief  Medical Officer of the Company in January 2016, and served as such until his title was changed in January 2019, in response to policy changes at his employer, Memorial Sloan-Kettering Canncer Center in New York, NY. He served as Diffusion LLC’s Chief Medical Officer from September 2012 through January 2016. In addition to serving as the Company’s Senior Medical Advisor, Dr. Jones is also the Fiona and Stanley Druckenmiller Endowed Professor for Lung Cancer Research and Chief of Thoracic Surgery at Memorial Sloan-Kettering Cancer Center, a position he has held since 2013. From 2007 to 2013, Dr. Jones was Professor of Surgery and Division Chief of Thoracic & Cardiovascular Surgery at the University of Virginia. In addition to his clinical practice, Dr. Jones has published more than 220 scientific articles, authored or co-authored over 35 book chapters, and served as Principal Investigator or Co-Investigator of over 30 clinical trials. Dr. Jones received an undergraduate degree in chemistry and an M.D. from West Virginia University, and completed his thoracic surgery residency and postdoctoral research fellowship in molecular oncology at the University of North Carolina - Chapel Hill.

No family relationships exist among any of our directors or executive officers.

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

To our knowledge, based on a review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 31, 2018, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act, for our directors, executive officers and beneficial owners of greater than 10 percent of our common stock were filed on a timely basis during the year ended December 31, 2018.

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

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines, a copy of which can be found on the Investor Relations—Corporate Governance section of our corporate website at www.diffusionpharma.com. Among the topics addressed in our Corporate Governance Guidelines are:

●	Board size, composition and qualifications;	●	Retirement and resignation policy
●	Selection of directors;	●	Board compensation
●	Board leadership;	●	Loans to directors and officers;
●	Board committees;	●	Chief Executive Officer evaluation;
●	Board and committee meetings;	●	Board and committee evaluations;
●	Executive sessions of outside directors;	●	Director continuing education;
●	Meeting attendance by directors and non-directors;	●	Succession planning;
●	Appropriate information and access;	●	Related person transactions;
●	Ability to retain advisers;	●	Communication with directors;
●	Board interaction with corporate constituencies	●	Director attendance at annual meetings and stockholders; and
●	Stock ownership by directors and executive officers;	●	Change of principal occupation and board memberships
●	Retirement and term limits;

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

Board Meetings and Attendance

The Board held 6 meetings during 2018. Each of the directors on the Board during 2018 attended 75 percent or more of the aggregate meetings of the Board and all committees on which he served for the period during 2018 in which he served as a director. In addition, the Company's directors are expected to attend annual meetings of stockholders, and all of the Company's directors who were serving as directors at the time of the 2018 annual meeting attended the 2018 annual meeting of stockholders or participated telephonically.

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

The Audit Committee has the authority to engage the services of outside experts and advisers as it deems necessary or appropriate to carry out its duties and responsibilities.

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

Meetings. The Audit Committee met 4 times during 2018.

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

•	establishing and leading a process for determining of the compensation applicable to the non-employee directors on the Board.

The Compensation Committee has the authority to engage the services of outside experts and advisers as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition. The current members of the Compensation Committee are Messrs. Adams, Giles and Levin.  Mr. Adams is the chair of the Compensation Committee. Each of the three current members of the Compensation Committee is an “independent director” under the Listing Rules of The NASDAQ Stock Market and a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

Meetings. The Compensation Committee met 10 times during 2018.

Processes and Procedures for Consideration and Determination of Executive Compensation. As mentioned above, the Compensation Committee has authority to determine all compensation applicable to our executive officers. In setting executive compensation for our executive officers, the Compensation Committee considers, among other things, the following primary factors: each executive’s position within the company and the level of responsibility; the ability of the executive to affect key business initiatives; the executive’s individual experience and qualifications; compensation paid to executives of comparable positions by companies similar to our company; company and individual performance; the executive’s current and historical compensation levels; and input from the Compensation Committee’s independent consulting firm, Radford (“Radford”).

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

The Compensation Committee has retained the services of Radford to provide advice with respect to executive compensation. Radford was engaged directly by the Compensation Committee in 2017 and 2018 and did not advise our management and only worked with management with the express permission of the Compensation Committee. Radford did not provide any services to our company in 2017 or 2018 other than those for which it was retained by the Compensation Committee. Radford’s engagement by the Compensation Committee includes reviewing and advising on all significant aspects of executive compensation. This includes base salaries, short-term cash incentives and long-term equity incentives for our executives, and cash compensation and long-term equity incentives for our non-employee directors. In so doing, at the request of the Compensation Committee, Radford recommended a peer group of companies, collected relevant market data from these companies to allow the Compensation Committee to compare elements of our executive compensation program to those of our peers and made other recommendations to the Compensation Committee regarding certain aspects of our executive compensation program. In making decisions regarding the form and amount of compensation to be paid to our executives, the Compensation Committee considers the information gathered by, and the recommendations of, Radford.

Processes and Procedures for Consideration and Determination of Director Compensation. The Board has delegated to the Compensation Committee the responsibility, among other things, to establish and lead a process for determining compensation payable to our non-employee directors. The Compensation Committee makes recommendations regarding compensation payable to our non-employee directors to the entire Board, which then makes the final decision.

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

The Nominating and Corporate Governance Committee has the authority to engage the services of outside experts and advisers as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition. The current members of the Nominating and Corporate Governance Committee are Messrs. Adams, Giles and Levin. Mr. Giles is the chair of the Nominating and Corporate Governance Committee. Each of the three current members of the Nominating and Corporate Governance Committee is an “independent director” within the meaning of the Listing Rules of The NASDAQ Stock Market.

Meetings. The Nominating and Corporate Governance Committee met 6 times during 2018.

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

There are no formal requirements or minimum qualifications that a candidate must meet in order for the Nominating and Corporate Governance Committee to recommend the candidate to the Board. The Nominating and Corporate Governance Committee believes that each nominee should be evaluated based on his or her merits as an individual, taking into account the needs of the Company and the Board. However, in evaluating candidates, there are a number of criteria that the Nominating and Corporate Governance Committee generally views as relevant and is likely to consider. Some of these factors include:

•	whether the candidate is an “independent director” under applicable independence tests under the federal securities laws and rules and regulations of the SEC;
•	whether the candidate is “financially sophisticated” and otherwise meets the requirements for serving as a member of an audit committee;
•	whether the candidate is an “audit committee financial expert” under the rules and regulations of the SEC;
•	the needs of the Company with respect to the particular talents and experience of our directors;
•	the personal and professional integrity and reputation of the candidate;
•	the candidate’s level of education and business experience;
•	the candidate’s business acumen;
•	the candidate’s level of understanding of our business and industry and other industries relevant to our business;
•	the candidate’s ability and willingness to devote adequate time to the work of the Board and its committees;
•

the fit of the candidate’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to the needs of our company;

•	whether the candidate possesses strategic thinking and a willingness to share ideas;
•	the candidate’s diversity of experiences, expertise and background; and
•	the candidate’s ability to represent the interests of all stockholders and not a particular interest group.

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

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics applies to all of our directors, executive officers and other employees, and meets the requirements of the SEC. A copy of our Code of Business Conduct and Ethics is available on the Investor Relations—Corporate Governance—Code of Business Conduct and Ethics section of our corporate website at www.diffusionpharma.com.

 Process Regarding Stockholder Communications with Board of Directors

Stockholders may communicate with the Board or any one particular director by sending correspondence, addressed to our Secretary, Diffusion Pharmaceuticals Inc., 1317 Carlton Avenue, Suite 200, Charlottesville, Virginia 22902, with an instruction to forward the communication to the Board or one or more particular directors. Our Secretary will forward promptly all such stockholder communications to the Board of Directors or the one or more particular directors, with the exception of any advertisements, solicitations for periodical or other subscriptions and other similar communications.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below provides summary compensation information concerning compensation awarded to the individuals that served as our named executive officers for the years ended December 31, 2018 and December 31, 2017 (as applicable).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation (2)	Option awards (3)	All other compensation (4)	Total
David G. Kalergis	2018	$439,192	$66,208	$64,905	$16,836	$587,141
Chief Executive Officer	2017	$317,945	$81,000	$99,966	$11,613	$510,524

John L. Gainer, Ph.D.	2018	$369,896	$69,473	$53,100	$14,568	$507,037
Chief Scientific Officer	2017	$265,958	$89,000	$82,899	$10,508	$448,365

William K. Hornung (5)	2018	$214,583	$49,429	$106,200	$1,250	$371,462
Chief Financial Officer	2017	$70,087	$60,000	$—	$—	$130,087

Ben L. Shealy	2018	$175,253	$—	$29,505	$203,428	$408,186
Former Senior Vice President - Finance, Treasurer & Secretary	2017	$178,400	$51,000	$56,323	$4,312	$290,035

________________________

 (1) All of the 2018 and 2017 base salaries for Messrs. Kalergis, Hornung and Shealy and Dr. Gainer were paid in cash.

 (2) Represents the annual cash incentive bonuses earned by our named executive officers in respect of 2018 and 2017 (as applicable), as described further below under “-2018 Bonus Compensation.

 (3) The amounts shown in this column reflect the grant date fair value of option awards granted during the applicable year, calculated in accordance with the provisions of ASC Topic 718 and determined without regard to forfeitures. The assumptions used in the Black-Scholes model for the fiscal years ended December 31, 2018 and 2017 are disclosed elsewhere in this filing.

 (4) The amounts reported in this column represent 401(k) Plan matching contributions by the Company for the applicable year. The amounts reported in this column for Mr. Shealy represent, in addition to the 401(k) matching contributions of $7,101, the total severance benefits paid or payable to him $196,327 as a result of his termination of employment with the Company, effective as of September 21, 2018, as described in more detail under “-Post-Termination Severance and Change in Control Arrangements.”

 (5) Mr. Hornung began his employment with the Company on August 30, 2017 as the Chief Business Officer, a title he held until September 21, 2018, on which date he assumed the role of Chief Financial Officer. The total amount of his salary disclosed in the table above reflects both the salary he earned in 2018 as the Chief Business Officer (through September 20, 2018) and the salary he earning in 2018 as the Chief Financial Officer (on and after September 21, 2018).

Employment Agreements

David G. Kalergis, Chief Executive Officer. Effective September 6, 2016, we entered into an employment agreement with David G. Kalergis pursuant to which he serves as our Chief Executive Officer. The employment agreement has an indefinite term. Mr. Kalergis is currently entitled to an annual base salary of $439,192 (representing an increase from his annual base salary of $410,000 as of the date of his employment agreement), subject to increase at the discretion of the Board. Mr. Kalergis has the opportunity to earn a target annual bonus of 45 percent of his base salary. The Board may, in its discretion, pay a portion of Mr. Kalergis’ annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Mr. Kalergis’ entire base salary and annual bonus will be paid in cash. For 2018, Mr. Kalergis’ entire base salary was paid in cash. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition and non-solicitation provisions (each applicable during employment and for 24 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

John L. Gainer, Chief Scientific Officer. Effective October 18, 2016, we entered into an employment agreement with John L. Gainer pursuant to which he serves as our Chief Scientific Officer. The employment agreement has an indefinite term. Dr. Gainer is currently entitled to an annual base salary of $369,896 (representing an increase from his annual base salary of $340,000 as of the date of his employment agreement), subject to increase at the discretion of the Board. Dr. Gainer has the opportunity to earn a target annual bonus of 35 percent of his base salary. The Board may, in its discretion, pay a portion of Dr. Gainer’s annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Dr. Gainer’s entire base salary and annual bonus will be paid in cash. For 2018, Dr. Gainer’s entire base salary was paid in cash. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition and non-solicitation provisions (each applicable during employment and for 18 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

William K. Hornung, Chief Financial Officer. Effective September 21, 2018, we entered into an amended and restated employment agreement with William Hornung pursuant to which he serves as our Chief Financial Officer. The employment agreement has an indefinite term. Mr. Hornung is entitled to an annual base salary of $298,100, subject to increase at the discretion of the Board. Mr. Hornung has the opportunity to earn a target annual bonus of 35 percent of his base salary. The Board may, in its discretion, pay a portion of Mr. Hornung’s annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Mr. Hornung’s entire base salary and annual bonus will be paid in cash. For 2018, the cash portion of Mr. Hornung’s base salary was $216,666. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition and non-solicitation provisions (each applicable during employment and for 18 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

Ben L. Shealy, Former Senior Vice President - Finance, Treasurer and Secretary. Effective October 12, 2016, we entered into an employment agreement with Ben L. Shealy pursuant to which he served as our Senior Vice President - Finance, Treasurer and Secretary. The employment agreement had an indefinite term. Mr. Shealy was entitled to an annual base salary of $231,000, subject to increase at the discretion of the Board. Mr. Shealy had the opportunity to earn a target annual bonus of 25 percent of his base salary. The Board may, in its discretion, pay a portion of Mr. Shealy’s annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Mr. Shealy’s entire base salary and annual bonus would have been paid in cash. For 2018, Mr. Shealy’s entire base salary was paid in cash. The employment agreement contained certain severance and change of control provisions as described in more detail under the heading “-Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contained certain non-competition and non-solicitation provisions (each applicable during employment and for 18 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

On September 21, 2018, Mr. Shealy's employment with the Company ended. In connection with his cessation of employment, the Company and Mr. Shealy entered into a separation agreement memorializing his severance benefits and providing for certain modifications to the vesting and termination provision of Mr. Shealy's existing equity awards, all as described in more detail below under the heading “-Post-Termination Severance and Change in Control Arrangements.”

2018 Equity Awards

The Compensation Committee administers the Company’s 2015 Equity Incentive Plan, as amended, pursuant to which the Company may grant stock options and other equity or equity-based awards to our named executive officers from time to time.  The option grants made in 2018 to the named executive officers vest and become exercisable in equal parts each month until fully vested on the third anniversary of the grant date, subject to their continued employment through the applicable vesting date.

2018 Bonus Compensation

Executive bonuses are determined by the Compensation Committee. The Compensation Committee determines whether bonuses are earned and the amounts of the bonus payout by considering a number of factors, the principal factor being based upon the performance goals developed by the Compensation Committee. Other important factors include clinical trial progress, business development activities, status of public filings and stock price performance.

Outstanding Equity Awards at Fiscal Year End

The table below provides information regarding unexercised stock option awards held by each of our named executive officers that remained outstanding at December 31, 2018. None of our named executive officers held any other stock awards on December 31, 2018.

				Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
David G. Kalergis	5/17/2012	1,973	—	$31.50	5/17/2022
	10/9/2012	609	—	$31.50	10/9/2022
	10/9/2012	1,827	—	$31.50	10/9/2022
	10/5/2013	853	—	$51.00	10/5/2023
	10/5/2013	1,218	—	$91.50	10/5/2023
	12/1/2014	1,218	—	$61.50	12/1/2024
	12/1/2014	853	—	$61.50	12/1/2024
	10/30/2015	2,436	—	$81.00	10/30/2025
	10/30/2015	2,211	—	$81.00	10/30/2015
	5/16/2016	1,177	185	$144.00	5/16/2026
	12/8/2016	4,866	2,134	$41.10	12/8/2026
	5/10/2017	1,520	1,214	$44.40	5/10/2027
	1/2/2018	1,224	2,443	$17.70	1/2/2028
John L. Gainer, Ph.D.	5/17/2012	1,510	—	$31.50	5/17/2022
	10/9/2012	609	—	$31.50	10/9/2022
	10/9/2012	1,218	—	$31.50	10/9/2022
	10/5/2013	609	—	$51.00	10/5/2023
	10/5/2013	1,218	—	$91.50	10/5/2023
	12/1/2014	1,218	—	$615.00	12/1/2024
	10/1/2014	731	—	$61.50	10/1/2024
	10/30/2015	2,436	—	$81.00	10/30/2025
	10/30/2015	1,462	—	$81.00	10/30/2025
	5/16/2016	481	75	$144.00	5/16/2026
	12/8/2016	1,575	692	$41.10	12/8/2026
	5/10/2017	1,260	1,007	$44.40	5/10/2027
	1/2/2018	1,008	1,992	$17.70	1/2/2028
William K. Hornung	1/2/2018	2,004	3,996	$17.70	1/2/2028
Ben L. Shealy	5/17/2012	2,801	—	$31.50	5/17/2022
	10/9/2012	1,340	—	$31.50	10/9/2022
	10/5/2013	609	—	$51.00	10/5/2023
	12/1/2014	731	—	$615.00	12/1/2024
	10/30/2015	1,583	—	$81.00	10/30/2025
	5/16/2016	598	80	$144.00	5/16/2026
	12/8/2016	1,067	319	$41.10	12/8/2026
	5/10/2017	1,540	680	$44.40	5/10/2027
	1/2/2018	1,667	1,104	$17.70	1/2/2028

(1) The unvested shares underlying each option grant are scheduled to vest in equal monthly installments over the 36 month period following the grant date (with vesting occurring on the applicable monthly anniversary of the grant date, except for the options granted on December 8, 2016 and on May 10, 2017, which vest on the last day of each month following the grant date.)

401(k) Retirement Plan

We maintain the Diffusion Pharmaceuticals Inc. 401(k) plan pursuant to which all eligible employees are entitled to make pre-tax and after-tax contributions of their compensation. In addition, the Company makes discretionary matching contributions at a rate of 100% for contributions up to 3% of the participant’s eligible compensation and 50% for any additional contributions up to 5% of the participant’s eligible compensation. The matching contributions received by our named executive officers in 2017 and 2018 are reported in the “All Other Compensation” column of the Summary Compensation Table above.

Post-Termination Severance and Change in Control Arrangements

Current Named Executive Officers

As described under the heading “—Employment Agreements,” we have entered into employment agreements with each of Messrs. Kalergis and Hornung and Dr. Gainer that provide for certain severance and change of control benefits, subject to the execution and non-revocation of a release of claims by the executive or his estate (as applicable). Under Mr. Kalergis’ employment agreement, if his employment is terminated by us other than for “cause,” death or “disability,” or by Mr. Kalergis for “good reason” (as such terms are defined in the employment agreement), Mr. Kalergis will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, continuation of base salary for 12 months, plus 12 months of COBRA premium reimbursement, provided that if such termination occurs within 60 days before or within 24 months following a “change of control” (as defined in the employment agreement), then Mr. Kalergis will be entitled to receive the same severance benefits as provided above, except that he will receive (a) a payment equal to two times the sum of his base salary and the higher of his target annual bonus opportunity and the bonus payment he received for the year immediately preceding the year in which the termination occurred instead of 12 months of base salary continuation, and (b) a payment equal to 36 times the monthly COBRA premium for him and his eligible dependents instead of 12 months of COBRA reimbursements (the payments in clauses (a) and (b) are paid in a lump sum in some cases and partly in a lump sum and partly in installments over 12 months in other cases). In addition, if Mr. Kalergis’ employment is terminated by us without cause or by Mr. Kalergis for good reason, in either case, upon or within 24 months following a change of control, then Mr. Kalergis will be entitled to full vesting of all equity awards received by him from us (with any equity awards that are subject to the satisfaction of performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 24 months following the termination date (but in no event beyond the expiration date of the applicable option or stock appreciation right)).

Under the employment agreements for Mr. Hornung and Dr. Gainer, in the event that the executive’s employment is terminated by us other than for “cause”, death or "disability” or upon his resignation for “good reason” (as such terms are defined in the applicable employment agreement), the executive will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, continuation of base salary for 9 months, plus 12 months of COBRA premium reimbursement, provided that if such termination occurs within 60 days before or within 24 months following a “change of control” (as defined in the applicable employment agreement), then the executive will be entitled to receive the same severance benefits as provided above, except that he will receive (a) a payment equal to 1.5 times the sum of his base salary and the higher of his target annual bonus opportunity and the bonus payment he received for the year immediately preceding the year in which the termination occurred instead of 9 months of base salary continuation and (b) a payment equal to 18 times the monthly COBRA premium for the executive and his eligible dependents instead of 12 months of COBRA reimbursements (the payments in clauses (a) and (b) are paid in a lump sum in some cases and in installments over 9 or 12 months in other cases). In addition, if the executive’s employment is terminated by the Company without cause or by the executive for good reason, in either case, upon or within 24 months following a change of control, then the executive will be entitled to full vesting of all equity awards received by the executive from us (with any equity awards that are subject to the satisfaction of performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 24 months following the termination date (but in no event beyond the expiration date of the applicable option or stock appreciation right)).

Under the employment agreements for each of Messrs. Kalergis, Hornung and Dr. Gainer, in the event that the executive’s employment is terminated due to his death or disability, he (or his estate) will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, 12 months of COBRA premium reimbursement and accelerated vesting of (a) all equity awards received in payment of base salary or an annual bonus and (b) with respect to any other equity award, the greater of the portion of the unvested equity award that would have become vested within 12 months after the termination date had no termination occurred and the portion of the unvested equity award that is subject to accelerated vesting (if any) upon such termination under the applicable equity plan or award agreement (with performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 12 months following the termination date or, if longer, such period as provided under the applicable equity plan or award agreement (but in no event beyond the expiration date of the applicable option or stock appreciation right)).

Further, under the terms of the stock option agreements with our executives (including, for the purposes, Mr. Shealy’s outstanding stock options), upon a completion of a “change of control” (as defined in the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan), options held by our executives will become immediately vested and remain exercisable through their expiration date regardless of whether the holder remains in the employment or service of the Company after the change of control. Alternatively, in connection with a change of control, the Compensation Committee may, in its sole discretion, cash out the options.

Ben L. Shealy

In connection with Mr. Shealy’s termination of employment, we entered into a separation agreement with Mr. Shealy memorializing the following severance benefits payable to him: (i) a pro-rata portion of the annual bonus earned for 2018 (payable at the same time as if he had not terminated employment), (ii) continuation of base salary for 9 months and (iii) 12 months of COBRA premium reimbursement.  Mr. Shealy’s separation agreement further provides for continued vesting of any unvested stock options held by him as of the separation date and continued exercisability of any stock options held by him as of the separation date that are or become vested upon or following the separation date, in each case, in accordance with the terms of the applicable option agreements as if his employment had not terminated (and in no event beyond the applicable option expiration date).

DIRECTOR COMPENSATION

Overview of Director Compensation Program

As described in more detail under the heading “Corporate Governance—Compensation Committee—Responsibilities,” the Board has delegated to the Compensation Committee the responsibility, among other things, to establish and lead a process for the determination of compensation payable to our non-employee directors. The Compensation Committee makes recommendations regarding compensation payable to our non-employee directors to the entire Board, which then makes final decisions regarding such compensation.

The principal elements of our director compensation program for 2018 included:

•	cash compensation in the form of annual cash retainers; and
•	long-term equity-based incentive compensation, in the form of stock options.

We do not compensate our employee directors, Mr. Kalergis and Dr. Gainer, separately for serving on the Board.

Cash Compensation

The cash compensation paid to the non-employee members of the Board for 2018 consisted of the following cash retainers.

Description	Annual Cash Retainer
Board Member	$35,000
Lead Independent Director of the Board	$3,000
Audit Committee Chair	$15,000
Compensation Committee Chair	$10,000
Nominating and Corporate Governance Committee Chair	$7,000
Audit Committee Member (other than Chair)	$7,500
Compensation Committee Member (other than Chair)	$5,000
Nominating and Corporate Governance Committee Member (other than Chair)	$2,500

The annual cash retainers are paid in accordance with the Company’s standard payroll practices. The Compensation Committee has also reserved the right to make a portion of such payments in the form of equity rather than cash under certain conditions. During the fiscal year 2018, all retainers were paid in cash.

Long-Term Equity-Based Incentive Compensation

In addition to cash compensation, our non-employee directors receive long-term equity-based incentive compensation in the form of options to purchase shares of our common stock. Upon a non-employee director’s initial appointment to the Board, he or she shall receive a stock option award valued at $100,000 vesting in equal annual installments over three years. In addition, each non-employee director annually receives a stock option award valued at $50,000 vesting in equal monthly installments over one year (previously, three years), unless otherwise provided by the Compensation Committee. All such options have a ten-year term and an exercise price equal to the fair market value of our common stock on the grant date.

See note 1 to the Director Compensation Table under the heading “—Summary Director Compensation Table for Fiscal 2018” for a summary of all options granted to our non-employee directors during the year ended December 31, 2018. See note 2 to the Director Compensation Table under the heading “—Summary Director Compensation Table for Fiscal 2018” for a summary of all options to purchase shares of our common stock held by our non-employee directors as of December 31, 2018.

Summary Director Compensation Table for Fiscal 2018

The table below provides summary information concerning the compensation of each individual who served as a director of the Company during the year ended December 31, 2018, other than David G. Kalergis, our Chief Executive Officer, and John L. Gainer, Ph.D., our Chief Scientific Officer.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	All Other Compensation ($)	Total ($)
Isaac Blech(3)	$—	$—	$—	$—
Mark T. Giles	$58,000	$50,869	$—	$108,869
Alan Levin	$58,000	$50,869	$—	$108,869
Robert Adams	$56,000	$50,869	$—	$106,869
Robert Ruffolo(4)	$56,000	$50,869	$—	$106,869

(1) The amounts shown in this column reflect the grant date fair value of option awards granted during 2018, calculated in accordance with the provisions of ASC Topic 718, determined without regard to forfeitures. See the assumptions used in the Black-Scholes model in the notes to the audited financial statements included elsewhere in this report.

(2) As of December 31, 2018, our non-employee directors held stock options to acquire the following number of shares of our common stock: Mr. Giles, options to acquire 14,050 shares of our common stock; Mr. Levin, options to acquire 12,757 shares of our common stock; Mr. Adams, options to acquire 15,220 shares of our common stock; and Dr. Ruffolo, options to acquire 7,805 shares of our common stock.

(3) Mr. Blech resigned from the Board effective on November 8, 2018.

(4) Mr. Ruffolo resigned from the Board effective on January 15, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total	2,301,331

Security Ownership of Certain Beneficial Owners and Management

Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Exchange Act) of our outstanding common stock as of March 13, 2019 for (i) each of our current directors and nominees; (ii) each of our current named executive officers (as defined in Item 402(a)(3) of Regulation S-K under the Exchange Act); and (iii) all of our current directors and executive officers as a group. As of March 13, 2019, no beneficial owner owned 5% or more of the shares of common stock then outstanding.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options or warrants that are exercisable or convertible within 60 days of March 13, 2019 are deemed outstanding for the purpose of computing the beneficial ownership percentage of the holder thereof, but are not deemed outstanding for the purpose of computing the beneficial ownership percentage of any other person. Ownership is based upon information provided by each respective director and officer, Forms 3 and 4, Schedules 13D and 13G and other public documents filed with the SEC for some of the stockholders.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse. Unless otherwise indicated below, the address of each person listed on the table is c/o Diffusion Pharmaceuticals Inc. 1317 Carlton Avenue, Suite 200, Charlottesville, Virginia 22902.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Total Voting Power (2)
Current Directors and Executive Officers
David G. Kalergis (3)	31,243	*
Chief Executive Officer and Director
John L. Gainer (4)	40,620	1.2%
Chief Scientific Officer and Director
Mark T. Giles (5)	66,544	1.9%
Director
Alan Levin (6)	13,757	*
Director
Robert Adams (7)	16,918	*
Director
William K. Hornung (8)	4,487	*
Chief Financial Officer
Thomas Byrne (9)	20,927	*
General Counsel
Ben L. Shealy (10)	10,289	*
Former Senior Vice President - Finance, Treasurer and Secretary
All current directors and executive officers as a group (seven persons)	204,785	5.6%

(1) Represents shares of common stock held as of March 13, 2019 plus shares of common stock that may be acquired upon exercise of options, warrants and other rights exercisable within sixty (60) days of March 13, 2019.

(2) Based on shares of common stock that were issued and outstanding as of March 13, 2019. The percentage ownership and voting power for each person (or all directors and executive officers as a group) is calculated by assuming (i) the exercise or conversion of all options, warrants and convertible securities exercisable or convertible within sixty (60) days of March 13, 2019 held by such person and (ii) the non-exercise and non-conversion of all outstanding warrants, options and convertible securities held by all other persons (including our other directors and executive officers).

(3) Consists of (a) 4,578 shares held directly by Mr. Kalergis directly, (b) 493 shares held by Mr. Kalergis’ wife, (c) 2,551 shares held jointly with Mr. Kalergis’ wife and (d) 23,621 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 13, 2019.

(4) Consists of (a) 4,389 shares held by the John L. Gainer Declaration of Trust dated February 19, 2008 and (b) 16,231 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 13, 2019. Dr. Gainer is a trustee of the revocable trust, and, as such, may be deemed to share beneficial ownership of such shares. Dr. Gainer expressly disclaims beneficial ownership of any such shares except to the extent of his pecuniary interest therein.

(5) Consists of (a) 294 shares held for the benefit of Mr. Giles in his individual retirement account, (b) 53,513 shares held by MTG Investment Holdings, LLC and (c) 12,373 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 13, 2019. Mr. Giles is the sole member of MTG Investment Holdings, LLC and may be deemed to be the beneficial owner of such securities. Mr. Giles disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(6) Consists of (a) 1,654 shares held by Mr. Levin directly and (b) 12,103 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 13, 2019.

(7) Consists of (a) 1,706 shares held directly by Mr. Adams directly, (b) 631 shares held jointly with Mr. Adams’ wife, (c) 1,260 shares held for the benefit of Mr. Adams in his 401(k) retirement account and (d) 13,321 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 13, 2019.

(8) Consists of shares of common stock issuable upon the exercise of options exercisable within 60 days of March 13, 2019.

(9) Consists of (a) 9,280 shares held by Mr. Byrne directly and (b) 11,647 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 13, 2019

(10) Consists of shares of common stock issuable upon the exercise of options exercisable within 60 days of March 13, 2019.

(11) Excludes shares of our common stock beneficially owned by Mr. Shealy, who is not an executive officer of the Company as of March 13, 2019. Includes 94,147 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 13, 2019.

*Indicates less than 1%.

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

Since January 1, 2018 there have been no transactions to which we have been a party in which (i) the amount involved in the transaction exceeds $120,000 and (ii) any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock had or will have a direct or indirect material interest.

For more information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor’s Fees

The table below presents fees billed to us for professional services rendered by KPMG, our current independent registered public accounting firm, for the years ended December 31, 2018 and December 31, 2017.

	Aggregate Amount Billed
	2018	2017
Audit Fees	$516,149	$366,623
Audit-Related Fees	$—	$—
Tax Fees (1)	$—	$27,003
All other Fees	$—	$—

(1) Tax Fees consist of fees payable to KPMG for an analysis of the Company's net operating losses.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures pursuant to which all audit, audit-related and tax services and all permissible non-audit services provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. All services rendered by KPMG during 2018 and 2017 were permissible under applicable laws and regulations and were approved in advance by the former Audit Committee in accordance with the rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002 other than de minimis non-audit services allowed under applicable law.

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

DIFFUSION PHARMACEUTICALS INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

Exhibit No.	Description	Method of Filing
3.1	Certificate of Incorporation of Diffusion Pharmaceuticals Inc., as amended	Filed herewith
3.2	Bylaws of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Exhibit 3.4 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on March 15, 2017
3.4	Certificate of Retirement, as filed with the Secretary of State of the State of Delaware	Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 14, 2018
4.1	Form of Warrant issued to Investors in the 2017 Private Placement by Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on March 15, 2017
4.2	Form of 2018 Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on January 19, 2018
4.3	Form of 2018 Underwriters’ Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on January 22, 2018
10.1	Employment Agreement, dated as of September 6, 2016, by and between David G. Kalergis and Diffusion Pharmaceuticals Inc.*	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on September 8, 2016
10.2	Employment Agreement, dated as of October 12, 2016, by and between Ben L. Shealy and Diffusion Pharmaceuticals Inc.*	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on October 13, 2016
10.3	Separation Letter, effective as of September 26, 2018, by and between Ben L. Shealy and Diffusion Pharmaceuticals Inc.*	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on September 27, 2018
10.4	Amended and Restated Employment Agreement, dated as of September 21, 2018, by and between William Karl Hornung and Diffusion Pharmaceuticals Inc. *	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 27, 2018

10.5	Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K as filed on June 18, 2015
10.6	Amendment No. 1 to Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan	Incorporated by reference to Appendix B to the registrants definitive proxy statement on Schedule 14A filed on June 10, 2016
10.7	Form of Diffusion Pharmaceuticals Inc. Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.5 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017
10.8	Form of Diffusion Pharmaceuticals LLC Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.24 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
10.9	Form of 2015 Incentive Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on June 18, 2015
10.10	Form of 2015 Non-Statutory Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on June 18, 2015
10.11	Form of Stock Option Agreement between the Company and certain former Executive Officers*	Incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014
10.12	Form of Stock Option Agreement between the Company and certain former Directors*	Incorporated by reference to Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014
10.13	Form of Indemnification Agreement between Diffusion Pharmaceuticals Inc. and each of its Directors and Officers*	Incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
10.14	Lease Agreement, dated March 31, 2017, by and between Diffusion Pharmaceuticals Inc. and One Carlton LLC	Incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2017
10.15	Contingent Value Rights Agreement, dated as of January 8, 2016, by and between Diffusion Pharmaceuticals Inc. and Computershare, Inc., as Rights Agent	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 8, 2016
21.1	Subsidiaries of Diffusion Pharmaceuticals Inc.	Filed herewith
23.1	Consent of KPMG LLP, independent registered public accounting firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from the registrant’s annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

Filed herewith

*	A management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2019	DIFFUSION PHARMACEUTICALS INC.
	By:	/s/ David G. Kalergis David G. Kalergis Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ David G. Kalergis	Chairman of the Board and Chief Executive Officer	March 19, 2019
David G. Kalergis	(Principal Executive Officer)

/s/ William Hornung	Chief Financial Officer	March 19, 2019
William Hornung	(Principal Financial and Accounting Officer)

/s/ John L. Gainer, Ph.D.	Director	March 19, 2019
John L. Gainer, Ph.D.

/s/ Robert Adams	Director	March 19, 2019
Robert Adams

/s/ Mark T. Giles	Director	March 19, 2019
Mark T. Giles

/s/ Alan Levin	Director	March 19, 2019
Alan Levin