Form 10-Q
period 2019-03-31
Diffusion Pharmaceuticals Inc.
filed 2019-05-09
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐   No ☒

The number of shares of common stock outstanding at May 8, 2019 was 3,379,345 shares.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DFFN	NASDAQ Capital Market

DIFFUSION PHARMACEUTICALS INC.

FORM 10-Q

MARCH 31, 2019

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

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,333,714	$7,991,172
Prepaid expenses, deposits and other current assets	1,050,008	923,059
Total current assets	6,383,722	8,914,231
Property and equipment, net	332,009	350,281
Intangible asset	8,639,000	8,639,000
Right of use asset	313,364	—
Other assets	319,724	298,480
Total assets	$15,987,819	$18,201,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	480,016	198,818
Accrued expenses and other current liabilities	603,448	605,226
Current operating lease liability	110,001	—
Total current liabilities	1,193,465	804,044
Deferred income taxes	1,636,037	1,786,389
Noncurrent operating lease liability	203,363	—
Total liabilities	3,032,865	2,590,433
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value:
1,000,000,000 shares authorized; 3,376,230 shares issued and outstanding at March 31, 2019 and December 31, 2018.	3,377	3,377
Additional paid-in capital	95,624,085	95,532,881
Accumulated deficit	(82,672,508)	(79,924,699)
Total stockholders' equity	12,954,954	15,611,559
Total liabilities and stockholders' equity	$15,987,819	$18,201,992

See accompanying notes to unaudited interim condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$1,699,845	$1,825,568
General and administrative	1,200,728	1,497,839
Depreciation	18,272	28,018
Loss from operations	2,918,845	3,351,425
Other income:
Interest income	(20,684)	(37,464)
Loss from operations before income tax benefit	(2,898,161)	(3,313,961)
Income tax benefit	(150,352)	—
Net loss	$(2,747,809)	$(3,313,961)
Series A cumulative preferred dividends	—	(85,993)
Deemed dividend related to the make-whole provision for the conversion of Series A preferred stock into common stock	—	(8,167,895)
Net loss attributable to common stockholders	$(2,747,809)	$(11,567,849)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.81)	$(4.11)
Weighted average shares outstanding, basic and diluted	3,376,230	2,814,316

See accompanying notes to unaudited interim condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders' Equity

Three Months Ended March 31, 2018 and 2019

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity
	Series A		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2018	8,306,278	$—	967,976	$968	$82,783,865	$(61,554,889)	$21,229,944
Conversion of Series A convertible preferred stock to common stock	(8,306,278)	—	553,752	554	(554)	—	—
Issuance of common stock to Series A convertible preferred stockholders under make-whole adjustment feature	—	—	777,895	778	(778)	—	—
Issuance of common stock related to accrued dividends	—	—	68,815	69	1,148,238	—	1,148,307
Series A cumulative preferred dividend	—	—	—	—	(85,993)	—	(85,993)
Issuance of common stock and warrants, net of issuance costs	—	—	1,000,000	1,000	10,416,520	—	10,417,520
Stock-based compensation expense	—	—	—	—	324,667	—	324,667
Net loss	—	—	—	—	—	(3,313,961)	(3,313,961)
Balance at March 31, 2018	—	$—	3,368,438	$3,369	$94,585,965	$(64,868,850)	$29,720,484

	Stockholders' Equity
	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2019	3,376,230	$3,377	$95,532,881	$(79,924,699)	$15,611,559
Stock-based compensation expense	—	—	91,204	—	91,204
Net loss	—	—	—	(2,747,809)	(2,747,809)
Balance at March 31, 2019	3,376,230	$3,377	$95,624,085	$(82,672,508)	$12,954,954

See accompanying notes to unaudited interim condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(2,747,809)	$(3,313,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,272	28,018
Stock-based compensation expense	91,204	324,667
Change in deferred income taxes	(150,352)	—
Non-cash interest expense	—	1,356
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(119,644)	(92,944)
Accounts payable, accrued expenses and other liabilities	250,871	(236,420)
Net cash used in operating activities	(2,657,458)	(3,289,284)

Cash flows provided by financing activities:
Proceeds from the sale of common stock	—	10,846,062
Payment of offering costs	—	(253,765)
Net cash provided by financing activities	—	10,592,297

Net (decrease) increase in cash and cash equivalents	(2,657,458)	7,303,013
Cash and cash equivalents at beginning of period	7,991,172	8,896,468
Cash and cash equivalents at end of period	$5,333,714	$16,199,481

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of accrued dividends related to the issuance of common stock to the Series A convertible preferred stockholders	$—	$1,148,307
Offering costs in accounts payable and accrued expenses	$28,549	$174,777
Series A cumulative preferred dividends	$—	$(85,993)
Operating lease right of use asset and current and noncurrent liability	$334,205	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

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

On December 13, 2018, the Company effected a 1-for-15 reverse split of its common stock. As a result of the reverse stock split, every fifteen shares of common stock outstanding immediately prior to the reverse stock split were reclassified and combined into one share of Common Stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock had their holdings rounded up to the next whole share. Proportional adjustments were made to the Company’s outstanding warrants, stock options and other equity securities and to the Company’s 2015 Equity Incentive Plan, as amended, to reflect the reverse stock split, in each case, in accordance with the terms thereof. The accompanying unaudited interim condensed consolidated financial statements and these notes give retroactive effect to this reverse stock split.

2.	Liquidity

The Company has not generated any revenues from product sales and has funded operations primarily from the proceeds of public offerings of common stock and warrants, and private placements of convertible debt and convertible preferred stock. Substantial additional financing will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company currently does not have any credit facilities or other commitments to which it could utilize for future funding and may be unable to obtain sufficient funding in the future on acceptable terms, if at all. If the Company cannot obtain the necessary funding, it will need to delay, scale back or eliminate some or all of its research and development programs or enter into collaborations with third parties to commercialize potential products or technologies that it might otherwise seek to develop or commercialize independently; consider other various strategic alternatives, including a merger or sale of the Company; or cease operations. If the Company engages in collaborations, it may receive lower consideration upon commercialization of such products than if it had not entered into such arrangements or if it entered into such arrangements at later stages in the product development process.

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company currently has no sources of revenue and its ability to continue as a going concern is dependent on its ability to raise capital to fund its future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements included herein do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used. The Company believes its cash and cash equivalents as of March 31, 2019 are sufficient to fund operations into July 2019.

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

3.	Basis of Presentation and Summary of Significant Accounting Policies

The Summary of Significant Accounting Policies included in the Company's Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 19, 2019, have not materially changed, except as set forth below.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”), and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2019, and its results of operations and cash flows for the three months ended March 31, 2019 and 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2018 filed with the SEC on Form 10-K on March 19, 2019.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Asset

The Company's RES-529 intangible asset is assessed for impairment annually on October 1 of the Company’s fiscal year or more frequently if impairment indicators exist. There was no impairment to the Company’s RES-529 intangible asset recognized during both the three months ended March 31, 2019 and 2018.

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

Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. See note 7 for further details.

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

The following potentially dilutive securities outstanding as of March 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2019	2018
Convertible debt	—	14,325
Common stock warrants	2,087,012	2,113,815
Stock options	256,057	203,586
Unvested restricted stock awards	—	102
	2,343,069	2,331,828

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under ASC 842, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASC 842, effective January 1, 2019 using a modified retrospective approach and elected to apply the available practical expedients. The standard had an impact on the Company’s unaudited interim condensed consolidated balance sheet but did not have an impact on the Company’s unaudited interim condensed consolidated statements of operations or consolidated statements of cash flows upon adoption. The most significant impact of ASC 842 was the recognition of a $0.3 million ROU asset and corresponding lease liability for the Company's single operating lease.

On January 1, 2019, the Company adopted ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”) which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The ASU supersedes ASC 505-50 Equity-based Payments to Non-employees and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The adoption of ASU No. 2018-17 did not have an impact on the unaudited interim condensed consolidated financial statements of the Company.

4.	Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accrued payroll and payroll related expenses	258,877	409,889
Accrued professional fees	96,124	69,231
Accrued clinical studies expenses	170,755	34,000
Other accrued expenses	77,692	92,106
Total	$603,448	$605,226

5.	Stockholders' Equity and Common Stock Warrants

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

As a result of the Company's Common Stock offering in January 2018, all outstanding shares of the Company's Series A convertible preferred stock converted into 1,400,462 shares (the “Conversion Shares”) of Common Stock of which (i) 553,752 shares were issued for the automatic conversion of Series A convertible preferred stock (ii) 68,815 shares were issued upon settlement of accrued dividends and (iii) 777,895 shares were issued for the settlement of the “make-whole” adjustment feature. A deemed dividend of $8.2 million was recorded against additional paid-in-capital for the value of the common shares issued for the settlement of the make-whole adjustment feature.

Common Stock Warrants

As of March 31, 2019, the Company had the following warrants outstanding to acquire shares of its Common Stock:

	Outstanding	Range of exercise price per share			Expiration dates
Common stock warrants issued before 2016	1,767	$562.50	-	$735.00	2019
Common stock warrants issued in 2017 related to Series A convertible preferred stock offering	903,870		$33.30		March 2022
Common stock warrants issued in 2018 related to the common stock offering	1,181,375	$12.00	-	$15.00	January 2023
	2,087,012

During the three months ended March 31, 2019, no warrants expired and no warrants were exercised.

6.	Stock-Based Compensation

2015 Equity Plan

The Diffusion Pharmaceuticals Inc. 2015 Equity Plan, as amended (the "2015 Equity Plan"), provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s Common Stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's board of directors. Accordingly, 135,049 shares were added to the reserve as of January 1, 2019, which shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of March 31, 2019, there were 77,340 shares of Common Stock available for future issuance under the 2015 Equity Plan.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Research and development	$13,596	$16,372
General and administrative	77,608	308,295
Total stock-based compensation expense	$91,204	$324,667

The following table summarizes the activity related to all stock option grants for the three months ended March 31, 2019:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at January 1, 2019	203,736	$88.14		$143
Granted	59,670	2.10
Forfeited	(7,202)	123.38
Expired	(147)	276.00
Outstanding at March 31, 2019	256,057	$66.99	7.19	$96,716
Exercisable at March 31, 2019	175,720	$93.36	6.19	$8,651

The weighted average grant date fair value of stock option awards granted was $1.77 during the three months ended March 31, 2019. The total fair value of options vested during the three months ended March 31, 2019 and 2018 was $0.2 million and $0.3 million, respectively. No options were exercised during any of the periods presented. At March 31, 2019, there was $0.6 million of unrecognized compensation expense that will be recognized over a weighted-average period of 1.51 years.

Options granted were valued using the Black-Scholes model and assumptions used to value the options granted during the first three months of 2019 were as follows:

Expected term (in years)	5.77
Risk-free interest rate	2.5%
Expected volatility	114.4%
Dividend yield	—

7.	Commitments and Contingencies

Office Space Rental

The Company has a non-cancelable operating lease for office and laboratory space in Charlottesville, Virginia, which began in April of 2017 and as of March 31, 2019, has a remaining lease term of approximately 3.1 years. As disclosed in Note 3, the Company adopted ASC 842 in the first quarter of 2019 and as a result of the adoption, the Company recognized a current operating lease liability of $0.1 million and a noncurrent operating lease liability of $0.2 million with a corresponding Right-Of-Use (“ROU”) asset of the combined amounts, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company's operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 10%. The original term of the lease ends in the second quarter of 2022 and the Company has an option to extend for another 5 years. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of March 31, 2019.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rent expense related to the Company's operating lease was approximately $20,000 and $28,000 for the three months ended March 31, 2019 and 2018, respectively. Future minimum rental payments under the Company's non-cancelable operating lease was as follows as of March 31, 2019:

Rental Commitments
March 31, 2019
2019	$86,149
2020	116,464
2021	118,519
2022	39,735
Total	360,867
Less: imputed interest	47,503
Current and noncurrent operating lease liability	$313,364

Future minimum rental payments under the Company's non-cancelable operating lease was as follows as of December 31, 2018:

Rental Commitments
December 31, 2018
2019	$114,409
2020	116,464
2021	118,519
2022	39,735
Total	$389,127

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with universities and contract research organizations, or CROs, to assist in the performance of research and development activities and contract manufacturers to assist with chemistry, manufacturing, and controls related expenses. Expenditures to CROs represent a significant cost in clinical development for the Company. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

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

You should read the following discussion of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements” in this report and under “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018. These risks could cause our actual results to differ materially from any future performance suggested below.

Business Overview

We are a clinical stage biotechnology company developing new treatments for life-threatening conditions by improving the body’s ability to bring oxygen to the areas where it is needed most. We are developing our lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in those life-threatening conditions in which cellular oxygen deprivation (“hypoxia”) is the basis for significant unmet medical needs. TSC is designed to safely and selectively target and re-oxygenate the micro-environment of hypoxic cells, and potentially be used in many indications, including oncology and cardiovascular/stroke. In cancer, TSC re-oxygenates treatment-resistant cancerous tissue, making the cancer cells up to three times more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. In stroke, TSC helps promote the diffusion of oxygen into those brain cells in which oxygen-deprivation causes neuronal death resulting in patient mortality or morbidity.

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

Our most advanced program targets TSC against treatment-resistant brain cancer. A Phase 2 clinical program, completed in the second quarter of 2015, evaluated 59 patients with newly diagnosed glioblastoma multiforme (“GBM”), a particularly deadly form of primary brain cancer. This open-label, historically controlled study demonstrated a favorable safety and efficacy profile for TSC when combined with GBM's standard of care, including a 37% improvement in overall survival over the control group at two years. A particularly strong efficacy signal was seen in the inoperable patients, where survival of TSC-treated patients at two years was increased by almost four-fold over the controls. In December 2017, we initiated the INvestigation of TSC Against Cancerous Tumors (INTACT) Phase 3 trial in the newly diagnosed inoperable GBM patient population. Patient enrollment began in January 2018. The trial will enroll 236 patients in total, with 118 in the treatment arm and 118 in the control arm. The trial is beginning with an 8 patient safety run-in which the Company expects to be finished in the second quarter of 2019. Commencement of the randomization portion of the INTACT Phase 3 Trial is contingent upon our entering into a strategic partnership providing the necessary resources to undertake the full 236 patient trial.

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

We believe that TSC has potential application in other indications involving hypoxia, notably stroke and emergency medicine, as well as cardiovascular and neurodegenerative diseases. A Phase 2 trial program in cooperation with UCLA and the University of Virginia to test TSC in the treatment of acute stroke has received approval for enrollment by the FDA, with the first enrolled patient expected in the third quarter of 2019. This trial, which will feature in-ambulance dosing of TSC, is named the PreHospital Acute Stroke Therapy -TSC (PHAST - TSC) and is expected to enroll 160 patients, with 80 in the treatment arm and 80 in the control arm. We believe in-ambulance dosing of TSC could significantly cut the time in which the stroke-related oxygen deprivation to brain cells goes untreated, potentially leading to a better outcome for stroke victims treated in this manner. In the fourth quarter of 2018, we received FDA permission to begin patient enrollment in the PHAST - TSC Phase 2 trial and expect to begin enrollment in third quarter of 2019, following completion of the institutional review board and contracting activities.

In addition to the TSC programs, we are exploring alternatives regarding how best to capitalize upon our product candidate RES-529, which may include possible out-licensing and other options. RES-529 is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase 1 clinical trials for age-related macular degeneration and was in preclinical development in oncology, specifically GBM. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and capable of crossing the blood-brain barrier.

Financial Summary

As of March 31, 2019, we had cash and cash equivalents of $5.3 million. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $2.7 million for the three months ended March 31, 2019. Our accumulated deficit as of March 31, 2019 was $82.7 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will substantially increase as we:

•	continue our Phase 3 clinical trial for TSC in GBM and begin our Phase 2 clinical trial for TSC in stroke;

•	continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

•	conduct other preclinical and clinical studies to support the filing of a New Drug Application (“NDA”) with the FDA;

•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, manufacturing, and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

      We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC. We believe that our cash and cash equivalents as of March 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements into July 2019. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to TSC and our other product candidates.

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

Interest Income

Interest income consists of the interest earned from our cash and cash equivalents.

Income Tax Benefit

Since inception, we had incurred net losses and until 2018, we had not recorded any U.S. federal or state income tax benefits for the losses as they had been offset by valuation allowances. As a result of the change in net operating loss carryforward period associated with the Tax Cuts and Jobs Act (“the 2017 Tax Act”), we recognize income tax benefit to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite-lived portions of our deferred tax assets.

Results of Operations for Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth our results of operations for the three months ended March 31, 2019, and 2018.

	Three Months Ended March 31,
	2019	2018	Change
Operating expenses:
Research and development	$1,699,845	$1,825,568	$(125,723)
General and administrative	1,200,728	1,497,839	(297,111)
Depreciation	18,272	28,018	(9,746)
Loss from operations	2,918,845	3,351,425	(432,580)
Other income:
Interest income	(20,684)	(37,464)	16,780
Loss from operations before income tax benefit	(2,898,161)	(3,313,961)	415,800
Income tax benefit	(150,352)	—	(150,352)
Net loss	$(2,747,809)	$(3,313,961)	$566,152

We recognized $1.7 million in research and development expenses during the three months ended March 31, 2019 compared to $1.8 million during the three months ended March 31, 2018. The slight decrease in research and development expense was mainly attributable to a $0.5 million decrease in expense related to our Phase 3 GBM trial, offset by a $0.4 million increase in expense related to the commencement of our Phase 2 stroke trial.

General and administrative expenses decreased by $0.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Salaries and wages decreased by $0.1 million and stock compensation expense decreased by $0.2 million.

The decrease in interest income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily attributable to having a larger cash and cash equivalents balance earning more interest during the three months ended March 31, 2018 compared to the three months ended March 31, 2019.

As a result of the change in net operating loss carryforward period associated with the 2017 Tax Act, we recognized an income tax benefit of $0.2 million during the three months ended March 31, 2019 to reflect the utilization of indefinite deferred tax liabilities as a source of income against indefinite-lived portions of our deferred tax assets.

Liquidity and Capital Resources

Working Capital

To date, we have funded our operations primarily through the sale and issuance of preferred stock, common stock and convertible promissory notes. As of March 31, 2019, we had $5.3 million in cash and cash equivalents, working capital of $5.2 million and an accumulated deficit of $82.7 million. We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents to fund our working capital and research and development of our product candidates.

 Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Net cash (used in) provided by:	2019	2018
Operating activities	$(2,657,458)	$(3,289,284)
Financing activities	—	10,592,297
Net (decrease) increase in cash and cash equivalents	$(2,657,458)	$7,303,013

Operating Activities

Net cash used in operating activities of $2.7 million during the three months ended March 31, 2019 was primarily attributable to our net loss of $2.7 million and our change in deferred income taxes of $0.2 million. This amount was offset by our net change in operating assets and liabilities of $0.1 million and $0.1 million in stock-based compensation expense and depreciation expense. The net change in our operating assets and liabilities is primarily attributable to an increase in our accounts payable and accrued expenses due to the timing of our payments to our vendors, slightly offset by an increase in our prepaid expenses, deposits and other current assets.

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

Financing Activities

Net cash provided by financing activities was $10.6 million during the three months ended March 31, 2018 which was attributable to the $10.8 million in proceeds received upon the sale of our Common Stock, offset by $0.2 million in payments for related offering costs. We had no such financing activities during the three months ended March 31, 2019.

Reverse Stock Split

On December 13, 2018, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-to-15 reverse stock split (the “Reverse Stock Split”) of our common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of our common stock had their holdings rounded up to the next whole share. Proportional adjustments were made to our outstanding warrants, stock options, and other equity securities and to our 2015 Equity Incentive Plan, as amended, to reflect the Reverse Stock Split, in each case, in accordance with the terms thereof. Unless the context otherwise requires, all share and per share amounts in this quarterly report on Form 10-Q have been adjusted to reflect the Reverse Stock Split.

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

As of March 31, 2019, we did not have credit facilities under which we could borrow funds or any other sources of committed capital. We will seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations or licensing agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise any additional capital in the near-term and/or we cannot significantly reduce our expenses and are forced to terminate our operations, investors may experience a complete loss of their investment.

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

Critical Accounting Policies

The Critical Accounting Policies included in our Form 10-K for the year ended December 31, 2018, filed with the SEC pursuant to Section 13 or 15(d) under the Securities Act on March 19, 2019 have not changed aside from goodwill no longer being a critical accounting policy.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained or incorporated by reference in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained or incorporated by reference in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained or incorporated by reference in this Quarterly Report, they may not be predictive of results or developments in future periods.

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	our ability to obtain additional financing;

●	our estimates regarding expenses, capital requirements and needs for additional financing;

●	the success and timing of our preclinical studies and clinical trials;

●	the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	recently enacted and future legislation regarding the healthcare system;

●	our ability to maintain our listing on the Nasdaq Capital Market;

●	our ability to continue as a going concern;

●	the success of competing products that are or may become available; and

●	the performance of third parties, including contract research organizations, and manufacturers.

You should also read carefully the factors described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 19, 2019, as amended, and elsewhere in our public filings to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For this item, please refer to Note 7, Commitments and Contingencies to the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

              In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item IA - "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to the

Company’s risk factors previously disclosed on Form 10-K for the year ended December 31, 2018.

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
101

The following materials from Diffusion’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2019

DIFFUSION PHARMACEUTICALS INC.

By:	/s/ David G. Kalergis
David G. Kalergis
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Hornung
William Hornung
Chief Financial Officer
(Principal Financial and Accounting Officer)