Form 10-Q
period 2019-06-30
Diffusion Pharmaceuticals Inc.
filed 2019-08-08
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of common stock outstanding at August 8, 2019 was 4,693,290 shares.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DFFN	NASDAQ Capital Market

DIFFUSION PHARMACEUTICALS INC.

FORM 10-Q

JUNE 30, 2019

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

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$8,372,741	$7,991,172
Prepaid expenses, deposits and other current assets	1,036,753	923,059
Total current assets	9,409,494	8,914,231
Property and equipment, net	297,619	350,281
Intangible asset	8,639,000	8,639,000
Right of use asset	291,849	—
Other assets	291,176	298,480
Total assets	$18,929,138	$18,201,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$489,133	$198,818
Accrued expenses and other current liabilities	443,437	605,226
Current operating lease liability	110,473	—
Total current liabilities	1,043,043	804,044
Deferred income taxes	1,527,133	1,786,389
Noncurrent operating lease liability	181,376	—
Total liabilities	2,751,552	2,590,433
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value:
1,000,000,000 shares authorized; 4,693,290 and 3,376,230 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4,694	3,377
Additional paid-in capital	101,340,798	95,532,881
Accumulated deficit	(85,167,906)	(79,924,699)
Total stockholders' equity	16,177,586	15,611,559
Total liabilities and stockholders' equity	$18,929,138	$18,201,992

 See accompanying notes to unaudited interim condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,518,381	$1,391,113	$3,218,226	$3,216,681
General and administrative	1,068,452	1,660,630	2,269,180	3,158,469
Depreciation	34,390	26,709	52,662	54,727
Loss from operations	2,621,223	3,078,452	5,540,068	6,429,877
Other income:
Interest income	(16,921)	(45,339)	(37,605)	(82,803)
Loss from operations before income tax benefit	(2,604,302)	(3,033,113)	(5,502,463)	(6,347,074)
Income tax benefit	(108,904)	(267,932)	(259,256)	(267,932)
Net loss	$(2,495,398)	$(2,765,181)	$(5,243,207)	$(6,079,142)
Series A cumulative preferred dividends	—	—		(85,993)
Deemed dividend related to the make-whole provision for the conversion of Series A convertible preferred stock into common stock	—	—	—	(8,167,895)
Net loss attributable to common stockholders	$(2,495,398)	$(2,765,181)	$(5,243,207)	$(14,333,030)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.63)	$(0.82)	$(1.43)	$(4.64)
Weighted average shares outstanding, basic and diluted	3,940,684	3,369,770	3,658,457	3,092,043

See accompanying notes to unaudited interim condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders' Equity

Three and Six Months Ended June 30, 2018 and 2019

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity
	Series A		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	8,306,278	$—	967,976	$968	$82,783,865	$(61,554,889)	$21,229,944
Conversion of Series A convertible preferred stock to common stock	(8,306,278)	—	553,752	554	(554)	—	—
Issuance of common stock to Series A convertible preferred stockholders under make-whole adjustment feature	—	—	777,895	778	(778)	—	—
Issuance of common stock related to accrued dividends	—	—	68,815	69	1,148,238	—	1,148,307
Series A cumulative preferred dividend	—	—	—	—	(85,993)	—	(85,993)
Issuance of common stock and warrants, net of issuance costs	—	—	1,000,000	1,000	10,416,520	—	10,417,520
Stock-based compensation expense	—	—	—	—	324,667	—	324,667
Net loss	—	—	—	—	—	(3,313,961)	(3,313,961)
Balance at March 31, 2018	—	$—	3,368,438	$3,369	$94,585,965	$(64,868,850)	$29,720,484
Common stock issued for advisory services	—	—	3,031	3	24,997		25,000
Stock-based compensation expense	—	—	—	—	319,769	—	319,769
Net loss	—	—	—	—	—	(2,765,181)	(2,765,181)
Balance at June 30, 2018	—	$—	3,371,469	$3,372	$94,930,731	$(67,634,031)	$27,300,072

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	3,376,230	$3,377	$95,532,881	$(79,924,699)	$15,611,559
Stock-based compensation expense	—	—	91,204	—	91,204
Net loss	—	—	—	(2,747,809)	(2,747,809)
Balance at March 31, 2019	3,376,230	3,377	95,624,085	(82,672,508)	12,954,954
Issuance of common stock and warrants, net of issuance costs	1,317,060	1,317	5,567,633	—	5,568,950
Stock-based compensation expense	—	—	149,080	—	149,080
Net loss	—	—	—	(2,495,398)	(2,495,398)
Balance at June 30, 2019	4,693,290	$4,694	$101,340,798	$(85,167,906)	$16,177,586

See accompanying notes to unaudited interim condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(5,243,207)	$(6,079,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52,662	54,727
Stock-based compensation expense	240,284	644,436
Common stock issued for advisory services	—	25,000
Change in deferred income taxes	(259,256)	(267,932)
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(106,390)	185,487
Accounts payable, accrued expenses and other liabilities	48,320	(391,861)
Net cash used in operating activities	(5,267,587)	(5,829,285)

Cash flows provided by financing activities:
Repayment of convertible debt principal	—	(550,000)
Proceeds from the sale of common stock	5,731,779	10,846,062
Payment of offering costs	(82,623)	(428,542)
Net cash provided by financing activities	5,649,156	9,867,520

Net increase in cash and cash equivalents	381,569	4,038,235
Cash and cash equivalents at beginning of period	7,991,172	8,896,468
Cash and cash equivalents at end of period	$8,372,741	$12,934,703

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$40,142
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of accrued dividends related to the issuance of common stock to Series A convertible preferred stockholders	$—	$1,148,307
Offering costs in accounts payable	$80,206	$—
Series A cumulative preferred dividends	$—	$85,993
Operating lease right of use asset and current and noncurrent liability	$334,205	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

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

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. In May 2019, the Company completed a public offering of 1,317,060 shares of its common stock, par value $0.001 per share (the “Common Stock”) and a private placement of warrants to purchase 1,317,060 shares of Common Stock. The shares of Common Stock and warrants were sold for a combined purchase price of $4.895 per unit for total net proceeds of $5.6 million. The warrants are exercisable beginning on the date of their issuance until November 29, 2024 at an initial exercise price equal to $5.00.

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

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company currently has no sources of revenue and its ability to continue as a going concern is dependent on its ability to raise capital to fund its future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements included herein do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used. The Company believes its cash and cash equivalents as of June 30, 2019 are sufficient to fund operations into the first quarter of 2020.

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

3.	Basis of Presentation and Summary of Significant Accounting Policies

The Summary of Significant Accounting Policies included in the Company's Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 19, 2019 have not materially changed, except as set forth below.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”), and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2019, its results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2018 filed with the SEC on Form 10-K on March 19, 2019.

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

Intangible Asset

The Company's RES-529 intangible asset is assessed for impairment annually on October 1 of the Company’s fiscal year or more frequently if impairment indicators exist. There was no impairment to the Company’s RES-529 intangible asset recognized during the six months ended June 30, 2019 or 2018.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Common Share

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

The following potentially dilutive securities outstanding as of June 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Six Months Ended June 30,
	2019	2018
Common stock warrants	3,469,925	2,087,501
Stock options	309,276	214,353
	3,779,201	2,301,854

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under ASC 842, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

On January 1, 2019, the Company adopted ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU No. 2018-07”) which simplifies the accounting for share-based payments granted to non-employees for goods and services. The ASU supersedes ASC 505-50Equity-based Payments to Non-employees and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. The adoption of ASU No. 2018-17 did not have an impact on the unaudited interim condensed consolidated financial statements of the Company.

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accrued payroll and payroll related expenses	277,439	409,889
Accrued professional fees	31,000	69,231
Accrued clinical studies expenses	84,211	34,000
Other accrued expenses	50,787	92,106
Total	$443,437	$605,226

5.	Stockholders' Equity and Common Stock Warrants

2019 Common Stock Offering

In May 2019, the Company completed a public offering of 1,317,060 shares of the Common Stock and a private placement of warrants to purchase 1,317,060 shares of Common Stock. The shares of Common Stock and warrants were sold for a combined purchase price of $4.895 for total net proceeds of $5.6 million. The warrants are exercisable beginning on the date of their issuance until November 29, 2024 at an initial exercise price equal to $5.00.

In addition, at the closing of such offering described in the foregoing paragraph, the Company issued to designees of the placement agent warrants to purchase up to 65,853 shares of Common Stock and were recorded as non-cash offering costs. The placement agent's warrants have an exercise price of $6.25 per share, a term of five years from the date of issuance and otherwise substantially similar terms to the form of the investor warrant.

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

Common Stock Warrants

As of June 30, 2019, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Common stock warrants issued prior to 2016	1,767	$562.50	-	$735.00	2019
Common stock warrants issued related to Series A convertible preferred stock offering	903,870	$33.30			March 2022
Common stock warrants issued in 2018	1,181,375	$12.00	-	$15.00	January 2023
Common stock warrants issued in 2019	1,382,913	$5.00	-	$6.25	2024
	3,469,925

During the six months ended June 30, 2019, no warrants expired and no warrants were exercised.

6.	Stock-Based Compensation

2015 Equity Plan

The Diffusion Pharmaceuticals Inc. 2015 Equity Plan, as amended (the "2015 Equity Plan"), provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s Common Stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's board of directors. Accordingly, 135,049 shares were added to the reserve as of January 1, 2019, which shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of June 30, 2019, there were 19,740 shares of Common Stock available for future issuance under the 2015 Equity Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$13,577	$16,274	$27,173	$32,646
General and administrative	135,503	303,495	213,111	611,790
Total stock-based compensation expense	$149,080	$319,769	$240,284	$644,436

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to all stock options for the six months ended June 30, 2019:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Balance at January 1, 2019	203,736	$88.14
Granted	117,270	2.62
Forfeited	(11,583)	83.81
Expired	(147)	276.00
Outstanding at June 30, 2019	309,276	$55.78	7.48
Exercisable at June 30, 2019	187,910	$87.96	6.17

The weighted average grant date fair value of stock option awards granted was $2.16 during the six months ended June 30, 2019. The total fair value of options vested during the three months ended June 30, 2019 and 2018 was $0.1 million and $0.3 million, respectively. The total fair value of options vested during the six months ended June 30, 2019 and 2018 was $0.3 million and $0.6 million, respectively. No options were exercised during any of the periods presented. At June 30, 2019, there was $0.6 million of unrecognized compensation expense that will be recognized over a weighted-average period of 1.3 years.

Options granted were valued using the Black-Scholes option-pricing model and the weighted average assumptions used to value the options granted during the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
Expected term (in years)	5.57	5.57
Risk-free interest rate	2.2%	2.4%
Expected volatility	113.4%	114.7%
Dividend yield	—%	—%

7.	Commitments and Contingencies

Office Space Rental

The Company has a non-cancelable operating lease for office and laboratory space in Charlottesville, Virginia, which began in April of 2017 and as of June 30, 2019, has a remaining lease term of approximately 2.8 years. As disclosed in Note 3, the Company adopted ASC 842 in the first quarter of 2019 and as a result of the adoption, the Company recognized a current operating lease liability of $0.1 million and a noncurrent operating lease liability of $0.2 million with a corresponding Right-Of-Use (“ROU”) asset of the combined amounts, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company's operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 10%. The original term of the lease ends in the second quarter of 2022 and the Company has an option to extend for another 5 years. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of June 30, 2019.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rent expense related to the Company's operating lease for the three months ended June 30, 2019 and 2018 was approximately $30,000 and $28,000, respectively. Rent expense for the six months ended June 30, 2019 and 2018 was approximately $50,000 and $56,000, respectively. Future minimum rental payments under the Company's non-cancelable operating lease at June 30, 2019 was as follows:

Rental Commitments
2019	$57,547
2020	116,464
2021	118,519
2022	39,735
Total	332,265
Less: imputed interest	(40,416)
$291,849

Future minimum rental payments under the Company's non-cancelable operating lease was as follows as of December 31, 2018:

Rental Commitments
2019	$114,409
2020	116,464
2021	118,519
2022	39,735
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

A range of tissue types, including both normal and cancerous cells, has been shown to be safely re-oxygenated in our preclinical and clinical studies using TSC’s novel mechanism of action. We believe TSC’s ability to re-oxygenate normal tissue that has become oxygen-deprived provides opportunities for new therapeutic approaches to conditions ranging from stroke and emergency medicine to cardiovascular and neurodegenerative diseases. In oncology, we believe TSC’s therapeutic potential is not limited to one specific tumor type, thereby making it potentially useful to improve standard-of-care treatments in many life-threatening cancers. Given TSC's safety profile and animal data, we could, with appropriate funding, move directly into Phase 2 studies for TSC in many such cancers. The successful completion of trials for TSC or any other potential product candidate in these or any other indication is dependent upon our ability to further raise necessary capital.

We believe that TSC has potential applications in stroke and emergency medicine. Approximately 800,000 strokes occur in the United States each year, with an estimated annual cost of $43.0 billion. The damage from a stroke begins immediately upon onset: brain cell death begins at the beginning of a stroke. A stroke can take a significant toll on its victims. Among long-term stroke survivors, approximately 66% of stroke patients end up needing mental or physical rehabilitation, approximately 40% are classified as moderately to severely disabled after the initial few days of recovery, and approximately 10% of stroke patients require long-term care. A Phase 2 trial in cooperation with UCLA and the University of Virginia to test TSC in the treatment of acute stroke has received approval for enrollment by the FDA, with the first enrolled patient expected in the third quarter of 2019. This trial, which will feature in-ambulance dosing of TSC, is named the PreHospital Acute Stroke Therapy - TSC (PHAST - TSC) and is expected to enroll 160 patients, with 80 in the treatment arm and 80 in the control arm. We believe in-ambulance dosing of TSC could significantly cut the time in which the stroke-related oxygen deprivation to brain cells goes untreated, potentially leading to a better outcome for stroke victims treated in this manner.In the last quarter of 2018, we received FDA permission to begin patient enrollment in the PHAST - TSC Phase 2 trial and expect to begin enrollment in the third quarter 2019. Subject to receipt of adequate funding to support the PHAST - TSC trial, we expect to begin data readout during the first half of 2021.

Our primary oncology program targets TSC against treatment-resistant brain cancer. A Phase 2 clinical program, completed in the second quarter of 2015, evaluated 59 patients with newly diagnosed glioblastoma multiforme (“GBM”), a particularly deadly form of primary brain cancer. GBM affects approximately 12,000 patients annually in the United States and approximately 35,000 patients annually worldwide. This open label, historically controlled study demonstrated a favorable safety and efficacy profile for TSC when combined with GBM’s standard of care, including a 37% improvement in overall survival over the control group at two years. A particularly strong efficacy signal was seen in the inoperable patients, where survival of TSC-treated patients at two years was increased by almost four-fold over the controls. In December 2017, the Company initiated the INvestigation of TSC Against Cancerous Tumors (INTACT) Phase 3 trial in the newly diagnosed inoperable GBM patient population. The trial is designed to enroll 236 patients in total, with 118 in the treatment arm and 118 in the control arm. The trial began with an open label 8 patient safety run-in for which enrollment has completed and is now closed. With the FDA’s permission, a total of 22 patients were enrolled to ensure 8 complete data sets. We anticipate that data from this open label phase will be available during the third quarter of 2019. Commencement of enrollment in the randomization portion of the INTACT Phase 3 Trial is contingent upon our entering into a strategic partnership providing the necessary resources to undertake the full trial.

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

Financial Summary

In May 2019, we completed a public offering of 1,317,060 shares of the Common Stock and a private placement of warrants to purchase 1,317,060 shares of Common Stock. The shares of Common Stock and warrants were sold for a combined purchase price of $4.895 for total net proceeds of $5.6 million. The warrants are exercisable beginning on the date of their issuance until November 29, 2024 at an initial exercise price equal to $5.00. In addition, at the closing of such offering, the Company issued to designees of the placement agent warrants to purchase up to 65,853 shares of Common Stock. The placement agent’s warrants have an exercise price of $6.25 per share, a term of five years from the date of issuance and otherwise substantially similar terms to the form of the investor warrant.

At June 30, 2019, we had cash and cash equivalents of $8.4 million. We have incurred operating losses since inception, have not generated any product revenue and have not achieved profitable operations. We incurred net losses of $2.5 million and $5.2 million for the three and six months ended June 30, 2019, respectively. Our accumulated deficit as of June 30, 2019 was $85.2 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will substantially increase as we:

•	continue our Phase 3 clinical trial for TSC in GBM and our Phase 2 clinical trial for TSC in stroke;

•	continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

•	conduct other preclinical and clinical studies to support the filing of a New Drug Application (“NDA”) with the FDA;

•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, manufacturing, and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC. We believe that our cash and cash equivalents as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to TSC and our other product candidates.

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

Interest Income

Interest income consists of interest earned from our cash and cash equivalents.

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

Results of Operations for Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth our results of operations for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
	2019	2018	Change
Operating expenses:
Research and development	$1,518,381	$1,391,113	$127,268
General and administrative	1,068,452	1,660,630	(592,178)
Depreciation	34,390	26,709	7,681
Loss from operations	2,621,223	3,078,452	(457,229)
Other income:
Interest income	(16,921)	(45,339)	28,418
Loss from operations before income tax benefit	(2,604,302)	(3,033,113)	428,811
Income tax benefit	(108,904)	(267,932)	159,028
Net loss	$(2,495,398)	$(2,765,181)	$269,783

We recognized $1.5 million in research and development expenses during the three months ended June 30, 2019 compared to $1.4 million during the three months ended June 30, 2018. The increase in research and development expense was attributable to a $0.6 million increase in expense related to the commencement of our Phase 2 stroke trial, an increase in salary and manufacturing expense of $0.1 million, offset by a decrease of $0.6 million in expense related to our Phase 3 GBM trial.

General and administrative expenses were $1.1 million during the three months ended June 30, 2019 compared to $1.7 million during the three months ended June 30, 2018. Salaries and wages decreased by $0.1 million, professional fees decreased by $0.3 million and stock compensation expense decreased by $0.2 million.

The decrease in interest income for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 is primarily attributable to having a larger cash and cash equivalents balance earning more interest during the three months ended June 30, 2018 compared to the three months ended June 30, 2019.

As a result of the change in net operating loss carryforward period associated with the 2017 Tax Act, the Company recognized an income tax benefit of $0.1 million to reflect the utilization of indefinite deferred tax liabilities as a source of income against indefinite-lived portions of our deferred tax assets.

Results of Operations for Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth our results of operations for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$3,218,226	$3,216,681	$1,545
General and administrative	2,269,180	3,158,469	(889,289)
Depreciation	52,662	54,727	(2,065)
Loss from operations	5,540,068	6,429,877	(889,809)
Other income:
Interest income	(37,605)	(82,803)	45,198
Loss from operations before income tax benefit	(5,502,463)	(6,347,074)	844,611
Income tax benefit	(259,256)	(267,932)	8,676
Net loss	$(5,243,207)	$(6,079,142)	$835,935

We recognized $3.2 million in research and development expenses during the six months ended June 30, 2019 compared to $3.2 million during the six months ended June 30, 2018. Although overall research and development expenses remained flat, there was a $1.0 million increase in expense related to the commencement of our Phase 2 stroke trial, an increase in salary and manufacturing expense of $0.1 million, offset by a decrease of $1.1 million in expense related to our Phase 3 GBM trial.

General and administrative expenses were $2.3 million during the six months ended June 30, 2019 compared to $3.2 million during the six months ended June 30, 2018. The decrease in general and administrative expense was primarily due to a $0.3 million decrease in professional fees, a $0.2 million decrease in salaries and wages, and a $0.4 million decrease in stock-based compensation expense.

The decrease in interest income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is primarily attributable to having a larger cash and cash equivalents balance earning more interest during the six months ended June 30, 2018 compared to the six months ended June 30, 2019.

As a result of the change in net operating loss carryforward period associated with the 2017 Tax Act, we recognized an income tax benefit of $0.3 million during both the six months ended June 30, 2019 and 2018 to reflect the utilization of indefinite deferred tax liabilities as a source of income against indefinite-lived portions of our deferred tax assets.

Liquidity and Capital Resources

Working Capital

To date, we have funded our operations primarily through the issuance and sale of common stock and warrants, convertible debt and convertible preferred stock. In May 2019, we completed a public offering of 1,317,060 shares of the Common Stock and a private placement of warrants to purchase 1,317,060 shares of Common Stock. The shares of Common Stock and warrants were sold for a combined purchase price of $4.895 for total net proceeds of $5.6 million. The warrants are exercisable beginning on the date of their issuance until November 29, 2024 at an initial exercise price equal to $5.00. In addition, at the closing of such offering, the Company issued to designees of the placement agent warrants to purchase up to 65,853 shares of Common Stock. The placement agent’s warrants have an exercise price of $6.25 per share, a term of five years from the date of issuance and otherwise substantially similar terms to the form of the investor warrant.

As of June 30, 2019, we had $8.4 million in cash and cash equivalents, working capital of $8.4 million and an accumulated deficit of $85.2 million. We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents to fund our working capital and research and development of our product candidates.

 Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
Net cash (used in) provided by:	2019	2018
Operating activities	$(5,267,587)	$(5,829,285)
Financing activities	5,649,156	9,867,520
Net increase in cash and cash equivalents	$381,569	$4,038,235

Operating Activities

Net cash used in operating activities of $5.3 million during the six months ended June 30, 2019 was primarily attributable to our net loss of $5.2 million and our change in deferred income taxes of $0.3 million and our net change in operating assets and liabilities of $0.1 million. This amount was offset by $0.2 million in stock-based compensation expense and $0.1 million in depreciation expense.

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

Financing Activities

Net cash provided by financing activities was $5.6 million during the six months ended June 30, 2019, which was attributable to the $5.7 million in proceeds received upon the sale of our Common Stock and warrants, offset by approximately $0.1 million in payments for related offering costs.

Net cash provided by financing activities was $9.9 million during the six months ended June 30, 2018, which was attributable to the $10.8 million in proceeds received upon the sale of our Common Stock, offset by approximately $0.4 million in payments for related offering costs. During the six months ended June 30, 2018, we repaid the outstanding balance of our convertible debt in the amount of approximately $0.6 million.

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

Capital Requirements

We expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing our lead product candidate, TSC, for use in the treatment of GBM, stroke and other hypoxia related indications. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to advance the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. At the current time, the bulk of our cash resources for clinical development is dedicated to the Phase 3 trial for TSC in inoperable GBM and the Phase 2 trial for TSC in acute stroke. While we believe we have adequate cash resources to continue operations into the first quarter of 2020, we will need to raise additional funds in order to complete these trials. We do not expect to commence any clinical trials beyond these trials unless we are able to raise additional capital, enter into a strategic collaborations, or make alternative financing arrangements for any such trials. To date, we have funded our ongoing business operations and short-term liquidity needs, primarily through the sale and issuance of preferred stock, common stock and convertible debt. We expect to continue this practice for the foreseeable future, however, we may enter into strategic partnerships or transactions in order to fund our ongoing capital requirements.

As of June 30, 2019, we did not have credit facilities under which we could borrow funds or any other sources of committed capital. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise any additional capital in the near-term and/or we cannot significantly reduce our expenses and are forced to terminate our operations, investors may experience a complete loss of their investment.

To the extent that we raise additional capital through the sale of our common stock, the interests of our current stockholders may be diluted. If we issue additional preferred stock or convertible debt securities, it could affect the rights of our common stockholders or reduce the value of our common stock or any outstanding classes of preferred stock. In particular, specific rights granted to future holders of preferred stock or convertible debt securities may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses.

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

Critical Accounting Policies

The Critical Accounting Policies included in our Form 10-K for the year ended December 31, 2018, filed with the SEC pursuant to Section 13 or 15(d) under the Securities Act on March 19, 2019 have not changed.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	our ability to obtain additional financing;

●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	the success and timing of our preclinical studies and clinical trials;

●	the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	recently enacted and future legislation regarding the healthcare system;

●	our ability to satisfy the continued listing requirements of the NASDAQ Capital Market or any other exchange on which our securities may trade in the future;

●	the ability of the Company to continue as a going concern.

●	the success of competing products that are or may become available; and

●	the performance of third parties, including contract research organizations and manufacturers.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For this item, please refer to Note 7, Commitments and Contingencies to the Notes to the Unaudited Interim Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
101

The following materials from Diffusion’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2019

DIFFUSION PHARMACEUTICALS INC.

By:	/s/ David G. Kalergis
David G. Kalergis
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Hornung
William Hornung
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)