Form 10-Q
period 2019-09-30
Diffusion Pharmaceuticals Inc.
filed 2019-11-08
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of common stock outstanding at November 6, 2019 was 4,693,290 shares.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DFFN	NASDAQ Capital Market

DIFFUSION PHARMACEUTICALS INC.

FORM 10-Q

SEPTEMBER 30, 2019

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

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$6,139,770	$7,991,172
Prepaid expenses, deposits and other current assets	578,613	923,059
Total current assets	6,718,383	8,914,231
Property and equipment, net	279,441	350,281
Intangible asset	8,639,000	8,639,000
Right of use asset	269,716	—
Other assets	290,674	298,480
Total assets	$16,197,214	$18,201,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$502,473	$198,818
Accrued expenses and other current liabilities	605,037	605,226
Current operating lease liability	110,969	—
Total current liabilities	1,218,479	804,044
Deferred income taxes	1,301,173	1,786,389
Noncurrent operating lease liability	158,747	—
Total liabilities	2,678,399	2,590,433
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value:
1,000,000,000 shares authorized; 4,693,290 and 3,376,230 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4,694	3,377
Additional paid-in capital	101,486,119	95,532,881
Accumulated deficit	(87,971,998)	(79,924,699)
Total stockholders' equity	13,518,815	15,611,559
Total liabilities and stockholders' equity	$16,197,214	$18,201,992

 See accompanying notes to unaudited interim condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,743,494	$1,169,810	$4,961,720	$4,386,491
General and administrative	1,290,371	1,589,621	3,559,551	4,748,090
Goodwill impairment	—	4,186,050	—	4,186,050
Depreciation	18,178	26,723	70,840	81,450
Loss from operations	3,052,043	6,972,204	8,592,111	13,402,081
Other income:
Interest income	(21,991)	(37,981)	(59,596)	(120,784)
Loss from operations before income tax benefit	(3,030,052)	(6,934,223)	(8,532,515)	(13,281,297)
Income tax benefit	(225,960)	(214,493)	(485,216)	(482,425)
Net loss	$(2,804,092)	$(6,719,730)	$(8,047,299)	$(12,798,872)
Series A cumulative preferred dividends	—	—		(85,993)
Deemed dividend related to the make-whole provision for the conversion of Series A convertible preferred stock into common stock	—	—	—	(8,167,895)
Net loss attributable to common stockholders	$(2,804,092)	$(6,719,730)	$(8,047,299)	$(21,052,760)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.60)	$(1.99)	$(2.01)	$(6.61)
Weighted average shares outstanding, basic and diluted	4,693,290	3,371,468	4,005,919	3,185,865

See accompanying notes to unaudited interim condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders' Equity

Three and Nine Months Ended September 30, 2018 and 2019

(unaudited)

	Convertible Preferred Stock		Stockholders' Equity
	Series A		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2018	—	$—	3,371,469	$3,372	$94,930,731	$(67,634,031)	$27,300,072
Stock-based compensation expense	—	—	—	—	327,396	—	327,396
Net loss	—	—	—	—	—	(6,719,730)	(6,719,730)
Balance at September 30, 2018	—	$—	3,371,469	$3,372	$95,258,127	$(74,353,761)	$20,907,738

	Convertible Preferred Stock		Stockholders' Equity
	Series A		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	8,306,278	$—	967,976	$968	$82,783,865	$(61,554,889)	$21,229,944
Conversion of Series A convertible preferred stock to common stock	(8,306,278)	—	553,752	554	(554)	—	—
Issuance of common stock to Series A convertible preferred stockholders under make-whole adjustment feature	—	—	777,895	778	(778)	—	—
Issuance of common stock related to accrued dividends	—	—	68,815	69	1,148,238	—	1,148,307
Series A cumulative preferred dividend	—	—	—	—	(85,993)	—	(85,993)
Issuance of common stock and warrants, net of issuance costs	—	—	1,000,000	1,000	10,416,520	—	10,417,520
Common stock issued for advisory services	—	—	3,031	3	24,997	—	25,000
Stock-based compensation expense	—	—	—	—	971,832	—	971,832
Net loss	—	—	—	—	—	(12,798,872)	(12,798,872)
Balance at September 30, 2018	—	$—	3,371,469	$3,372	$95,258,127	$(74,353,761)	$20,907,738

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2019	4,693,290	$4,694	$101,340,798	$(85,167,906)	$16,177,586
Stock-based compensation expense	—	—	145,321	—	145,321
Net loss	—	—	—	(2,804,092)	(2,804,092)
Balance at September 30, 2019	4,693,290	$4,694	$101,486,119	$(87,971,998)	$13,518,815

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders' Equity

Three and Nine Months Ended September 30, 2018 and 2019

(unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	3,376,230	$3,377	$95,532,881	$(79,924,699)	$15,611,559
Issuance of common stock and warrants, net of issuance costs	1,317,060	1,317	5,567,633	—	5,568,950
Stock-based compensation expense	—	—	385,605	—	385,605
Net loss	—	—	—	(8,047,299)	(8,047,299)
Balance at September 30, 2019	4,693,290	$4,694	$101,486,119	$(87,971,998)	$13,518,815

See accompanying notes to unaudited interim condensed consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(8,047,299)	$(12,798,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70,840	81,450
Stock-based compensation expense	385,605	971,832
Common stock issued for advisory services	—	25,000
Change in deferred income taxes	(485,216)	(482,425)
Goodwill impairment	—	4,186,050
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	352,252	405,620
Accounts payable, accrued expenses and other liabilities	303,466	(134,202)
Net cash used in operating activities	(7,420,352)	(7,745,547)

Cash flows provided by financing activities:
Repayment of convertible debt principal	—	(550,000)
Proceeds from the sale of common stock	5,731,779	10,846,062
Payment of offering costs	(162,829)	(428,542)
Net cash provided by financing activities	5,568,950	9,867,520

Net (decrease) increase in cash and cash equivalents	(1,851,402)	2,121,973
Cash and cash equivalents at beginning of period	7,991,172	8,896,468
Cash and cash equivalents at end of period	$6,139,770	$11,018,441

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$40,142
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of accrued dividends related to the issuance of common stock to Series A convertible preferred stockholders	$—	$1,148,307
Series A cumulative preferred dividends	$—	$85,993
Operating lease right of use asset and current and noncurrent liability	$334,205	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

Diffusion Pharmaceuticals Inc. (“Diffusion” or the “Company”), a Delaware corporation, is a clinical stage biotechnology company developing new treatments for life-threatening conditions by improving the body’s ability to bring oxygen to the areas where it is needed most. The Company is developing its lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in those life-threatening conditions in which cellular oxygen deprivation (“hypoxia”) is the basis for significant unmet medical needs. TSC is designed to safely and selectively target and re-oxygenate the micro-environment of hypoxic cells, and can potentially be used in many indications, including stroke, oncology and cardiovascular disease. In stroke, TSC helps promote the diffusion of oxygen into those brain cells in which oxygen-deprivation causes neuronal death resulting in patient mortality or morbidity. In cancer, TSC re-oxygenates treatment-resistant cancerous tissue, making the cancer cells up to three times more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. In addition to the TSC programs, the Company is exploring alternatives regarding how best to capitalize upon our product candidate RES-529, which may include possible out-licensing and other options. RES-529 is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase 1 clinical trials for age-related macular degeneration and was in preclinical development in oncology, specifically GBM. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and capable of crossing the blood brain barrier.

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

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. In May 2019, the Company completed a registered direct public offering of 1,317,060 shares of its common stock, par value $0.001 per share (the “Common Stock”) and a private placement of warrants to purchase 1,317,060 shares of Common Stock. The shares of Common Stock and warrants were sold for a combined purchase price of $4.895 per unit for total net proceeds of $5.6 million. The warrants are exercisable beginning on the date of their issuance until November 29, 2024 at an initial exercise price equal to $5.00.

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

The Company has prepared its financial statements assuming that it will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company currently has no sources of revenue and its ability to continue as a going concern is dependent on its ability to raise capital to fund its future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements included herein do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used. The Company believes its cash and cash equivalents as of September 30, 2019 are sufficient to fund operations into the first quarter of 2020.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”), and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2019, its results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2018 filed with the SEC on Form 10-K on March 19, 2019.

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

Intangible Asset

The Company's RES-529 intangible asset is assessed for impairment annually on October 1 of the Company’s fiscal year or more frequently if impairment indicators exist. There was no impairment to the Company’s RES-529 intangible asset recognized during the nine months ended September 30, 2019 and 2018.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following potentially dilutive securities outstanding as of September 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2019	2018
Common stock warrants	3,469,825	2,087,501
Stock options	309,276	214,353
	3,779,101	2,301,854

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

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accrued payroll and payroll related expenses	392,907	409,889
Accrued professional fees	47,857	69,231
Accrued clinical studies expenses	85,962	34,000
Other accrued expenses	78,311	92,106
Total	$605,037	$605,226

5.	Stockholders' Equity and Common Stock Warrants

2019 Common Stock and Warrant Offering

In May 2019, the Company completed a registered direct public offering of 1,317,060 shares of Common Stock and a private placement of warrants to purchase 1,317,060 shares of Common Stock. The shares of Common Stock and warrants were sold for a combined purchase price of $4.895 for total net proceeds of $5.6 million. The warrants are exercisable beginning on the date of their issuance until November 29, 2024 at an initial exercise price equal to $5.00.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, at the closing of such offering described in the foregoing paragraph, the Company issued warrants to purchase up to 65,853 shares of Common Stock to designees of the placement agent. The placement agent's warrants have an exercise price of $6.11875 per share, a term of five years from the date of issuance and otherwise substantially similar terms to the form of the investor warrant.

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

Common Stock Warrants

As of September 30, 2019, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Common stock warrants issued prior to 2016	1,667		$562.50		December 2019
Common stock warrants issued related to Series A convertible preferred stock offering	903,870		$33.30		March 2022
Common stock warrants issued in 2018	1,181,375	$12.00	-	$15.00	January 2023
Common stock warrants issued in 2019	1,382,913	$5.00	-	$6.11875	2024
	3,469,825

During the nine months ended September 30, 2019, 100 warrants expired and no warrants were exercised.

6.	Stock-Based Compensation

2015 Equity Plan

The Diffusion Pharmaceuticals Inc. 2015 Equity Plan, as amended (the "2015 Equity Plan"), provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s Common Stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's board of directors. Accordingly, 135,049 shares were added to the reserve as of January 1, 2019, which shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of September 30, 2019, there were 19,740 shares of Common Stock available for future issuance under the 2015 Equity Plan.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$13,519	$16,202	$40,692	$48,848
General and administrative	131,802	311,194	344,913	922,984
Total stock-based compensation expense	$145,321	$327,396	$385,605	$971,832

The following table summarizes the activity related to all stock options for the nine months ended September 30, 2019:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Balance at January 1, 2019	203,736	$88.14
Granted	117,270	2.62
Forfeited	(11,583)	83.81
Expired	(147)	276.00
Outstanding at September 30, 2019	309,276	$55.78	7.23
Exercisable at September 30, 2019	211,867	$78.92	6.30

The weighted average grant date fair value of stock option awards granted was $2.16 during the nine months ended September 30, 2019. The total fair value of options vested during the three months ended September 30, 2019 and 2018 was $0.2 million and $0.3 million, respectively. The total fair value of options vested during the nine months ended September 30, 2019 and 2018 was $0.5 million and $0.9 million, respectively. No options were exercised during any of the periods presented. At September 30, 2019, there was $0.4 million of unrecognized compensation expense that will be recognized over a weighted-average period of 1.2 years.

Options granted were valued using the Black-Scholes option-pricing model and the weighted average assumptions used to value the options granted during the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
Expected term (in years)	5.52	5.57
Risk-free interest rate	2.2%	2.4%
Expected volatility	113.4%	114.7%
Dividend yield	—%	—%

7.	Commitments and Contingencies

Office Space Rental

The Company has a non-cancelable operating lease for office and laboratory space in Charlottesville, Virginia, which began in April of 2017 and as of September 30, 2019, has a remaining lease term of approximately 2.6 years. As disclosed in Note 3, the Company adopted ASC 842 in the first quarter of 2019 and as a result of the adoption, the Company recognized a current operating lease liability of $0.1 million and a noncurrent operating lease liability of $0.2 million with a corresponding ROU asset of the combined amounts, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company's operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 10%. The original term of the lease ends in the second quarter of 2022 and the Company has an option to extend for another 5 years. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of September 30, 2019.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rent expense related to the Company's operating lease for the three months ended September 30, 2019 and 2018 was approximately $30,000 and $28,000, respectively. Rent expense for the nine months ended September 30, 2019 and 2018 was approximately $80,000 and $84,000, respectively. Future minimum rental payments under the Company's non-cancelable operating lease at September 30, 2019 was as follows:

Rental Commitments
2019	$28,774
2020	116,464
2021	118,519
2022	39,735
Total	303,492
Less: imputed interest	(33,776)
$269,716

Future minimum rental payments under the Company's non-cancelable operating lease was as follows as of December 31, 2018:

Rental Commitments
2019	$114,409
2020	116,464
2021	118,519
2022	39,735
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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the Company’s former Chief Executive Officer under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action. After a hearing for the petition and motion on April 14, 2015, the Court granted the Company’s petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. On November 19, 2018 at an Order to Show Cause Re Dismissal Hearing, the Court found sufficient grounds not to dismiss the case, and an arbitration hearing has been scheduled for November 2020. The Company believes this matter is without merit and intends to defend the arbitration vigorously. Because this matter is in an early stage, the Company is unable to predict its outcome and the possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on the Company’s financial position. Depending on the outcome or resolution of this matter, it could have a material effect on the Company’s financial position.

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

Business Overview

We are a clinical stage biotechnology company developing new treatments for life-threatening conditions by improving the body’s ability to bring oxygen to the areas where it is needed most. We are developing our lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in those life-threatening conditions in which cellular oxygen deprivation (“hypoxia”) is the basis for significant unmet medical needs. TSC is designed to safely and selectively target and re-oxygenate the micro-environment of hypoxic cells, and can potentially be used in many indications, including stroke, oncology and cardiovascular disease. In stroke, TSC helps promote the diffusion of oxygen into those brain cells in which oxygen-deprivation causes neuronal death resulting in patient mortality or morbidity. In cancer, TSC re-oxygenates treatment-resistant cancerous tissue, making the cancer cells up to three times more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy.

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

We believe that TSC has potential applications in stroke and emergency medicine. A Phase 2 trial in cooperation with UCLA and the University of Virginia to test TSC in the treatment of acute stroke has received approval for enrollment by the FDA. We enrolled our first patient in the study in October of 2019. This trial, which will feature in-ambulance dosing of TSC, is named the PreHospital Acute Stroke Therapy - TSC (PHAST - TSC) and is expected to enroll 160 patients, with 80 in the treatment arm and 80 in the control arm. We believe in-ambulance dosing of TSC could significantly cut the time in which the stroke-related oxygen deprivation to brain cells goes untreated, potentially leading to a better outcome for stroke victims treated in this manner. Subject to receipt of adequate funding to support the PHAST – TSC trial, we expect to receive data readout during the first half of 2021.

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

The trial began with an open label 8 patient safety run-in for which enrollment has completed and is now closed. With the FDA’s permission, a total of 19 patients were enrolled to ensure 8 complete data sets. The INTACT Trial Data Safety Monitoring Board (DSMB) met in the third quarter of 2019 and recommended that the study be continued. The DSMB concluded that no adverse safety signal had been observed, and unanimously recommended continuing the study as planned using the highest tested dose of TSC – 1.5 mg/kg – during the adjuvant treatment chemotherapy period with temozolomide. Commencement of enrollment in the randomization portion of the INTACT Phase 3 Trial is contingent upon our entering into a strategic partnership providing the necessary resources to undertake the full trial.

In addition to the TSC programs, we are exploring alternatives regarding how best to capitalize upon our product candidate RES-529, which may include possible out-licensing and other options. RES-529 is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase 1 clinical trials for age-related macular degeneration and was in preclinical development in oncology. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and capable of crossing the blood-brain barrier.

Financial Summary

In May 2019, we completed a registered direct public offering of 1,317,060 shares of Common Stock and a private placement of warrants to purchase 1,317,060 shares of Common Stock. The shares of Common Stock and warrants were sold for a combined purchase price of $4.895 for total net proceeds of $5.6 million. The warrants are exercisable beginning on the date of their issuance until November 29, 2024 at an initial exercise price equal to $5.00. In addition, at the closing of such offering, the Company issued warrants to purchase up to 65,853 shares of Common Stock to designees of the placement agent. The placement agent’s warrants have an exercise price of $6.11875 per share, a term of five years from the date of issuance and otherwise substantially similar terms to the form of the investor warrant.

At September 30, 2019, we had cash and cash equivalents of $6.1 million. We have incurred operating losses since inception, have not generated any product revenue and have not achieved profitable operations. We incurred net losses of $2.8 million and $8.0 million for the three and nine months ended September 30, 2019, respectively. Our accumulated deficit as of September 30, 2019 was $88.0 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will substantially increase as we:

•	continue our Phase 2 clinical trial for TSC in stroke;

•	continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

•	conduct other preclinical and clinical studies to support the filing of any New Drug Application (“NDA”) with the FDA;

•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, manufacturing, and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC. We believe that our cash and cash equivalents as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to TSC and our other product candidates.

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

Results of Operations for Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth our results of operations for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	2019	2018	Change
Operating expenses:
Research and development	$1,743,494	$1,169,810	$573,684
General and administrative	1,290,371	1,589,621	(299,250)
Goodwill impairment	—	4,186,050	(4,186,050)
Depreciation	18,178	26,723	(8,545)
Loss from operations	3,052,043	6,972,204	(3,920,161)
Other income:
Interest income	(21,991)	(37,981)	15,990
Loss from operations before income tax benefit	(3,030,052)	(6,934,223)	3,904,171
Income tax benefit	(225,960)	(214,493)	(11,467)
Net loss	$(2,804,092)	$(6,719,730)	$3,915,638

We recognized $1.7 million in research and development expenses during the three months ended September 30, 2019 compared to $1.2 million during the three months ended September 30, 2018. The increase in research and development expense was attributable to a $0.6 million increase in expense related to the commencement of our Phase 2 stroke trial and an increase in manufacturing expense of $0.2 million, offset by a decrease of $0.2 million in expense related to our Phase 3 GBM trial and a $0.1 million decrease in salary and other expenses.

General and administrative expenses were $1.3 million during the three months ended September 30, 2019 compared to $1.6 million during the three months ended September 30, 2018. Salaries and wages decreased by $0.2 million and stock compensation expense decreased by $0.2 million. These amounts were partially offset by an increase in insurance and other costs of $0.1 million.

We recognized a non-cash goodwill impairment charge of $4.2 million during the three months ended September 30, 2018 as a result of a sustained decrease in our market capitalization during the third quarter of 2018.

As a result of the change in net operating loss carryforward period associated with the 2017 Tax Act, the Company recognized an income tax benefit of $0.2 million to reflect the utilization of indefinite deferred tax liabilities as a source of income against indefinite-lived portions of our deferred tax assets.

Results of Operations for Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth our results of operations for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$4,961,720	$4,386,491	$575,229
General and administrative	3,559,551	4,748,090	(1,188,539)
Goodwill impairment	—	4,186,050	(4,186,050)
Depreciation	70,840	81,450	(10,610)
Loss from operations	8,592,111	13,402,081	(4,809,970)
Other income:
Interest income	(59,596)	(120,784)	61,188
Loss from operations before income tax benefit	(8,532,515)	(13,281,297)	4,748,782
Income tax benefit	(485,216)	(482,425)	(2,791)
Net loss	$(8,047,299)	$(12,798,872)	$4,751,573

We recognized $5.0 million in research and development expenses during the nine months ended September 30, 2019 compared to $4.4 million during the nine months ended September 30, 2018. The increase in research and development expense was attributable to a $1.6 million increase in expense related to the commencement of our Phase 2 stroke trial and an increase in manufacturing expense of $0.2 million, offset by a decrease of $1.2 million in expense related to our Phase 3 GBM trial.

General and administrative expenses were $3.6 million during the nine months ended September 30, 2019 compared to $4.7 million during the nine months ended September 30, 2018. The decrease in general and administrative expense was primarily due to a $0.6 million decrease in stock-based compensation expense, a $0.4 million decrease in salaries and wages and a $0.1 million decrease in professional fees and other expense.

We recognized a non-cash goodwill impairment charge of $4.2 million during the nine months ended September 30, 2018 as a result of a sustained decrease in our market capitalization during the third quarter of 2018.

As a result of the change in net operating loss carryforward period associated with the 2017 Tax Act, we recognized an income tax benefit of $0.5 million during both the nine months ended September 30, 2019 and 2018 to reflect the utilization of indefinite deferred tax liabilities as a source of income against indefinite-lived portions of our deferred tax assets.

Liquidity and Capital Resources

Working Capital

To date, we have funded our operations primarily through the issuance and sale of common stock and warrants, convertible debt and convertible preferred stock. In May 2019, we completed a registered direct public offering of 1,317,060 shares of Common Stock and a private placement of warrants to purchase 1,317,060 shares of Common Stock. The shares of Common Stock and warrants were sold for a combined purchase price of $4.895 for total net proceeds of $5.6 million. The warrants are exercisable beginning on the date of their issuance until November 29, 2024 at an initial exercise price equal to $5.00.

As of September 30, 2019, we had $6.1 million in cash and cash equivalents, working capital of $5.5 million and an accumulated deficit of $88.0 million. We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents to fund our working capital and research and development of our product candidates.

 Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
Net cash (used in) provided by:	2019	2018
Operating activities	$(7,420,352)	$(7,745,547)
Financing activities	5,568,950	9,867,520
Net (decrease) increase in cash and cash equivalents	$(1,851,402)	$2,121,973

Operating Activities

Net cash used in operating activities of $7.4 million during the nine months ended September 30, 2019 was primarily attributable to our net loss of $8.0 million and our change in deferred income taxes of $0.5 million. These amounts were offset by our net change in operating assets and liabilities of $0.7 million, $0.4 million in stock-based compensation expense, and $0.1 million in depreciation expense. The net change in our operating assets and liabilities is primarily attributable to the decrease in our prepaid expenses, deposits and other current assets and an increase in accounts payable.

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

Financing Activities

Net cash provided by financing activities was $5.6 million during the nine months ended September 30, 2019, which was attributable to the $5.7 million in proceeds received upon the sale of our Common Stock and warrants, offset by approximately $0.2 million in payments for related offering costs.

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

Capital Requirements

We expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing our lead product candidate, TSC, for use in the treatment of GBM, stroke and other hypoxia related indications. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to advance the clinical development of our product candidates. At the current time, the bulk of our cash resources for clinical development is dedicated to the Phase 2 trial for TSC in acute stroke. While we believe we have adequate cash resources to continue operations into the first quarter of 2020, we will need to raise additional funds in order to complete these trials. We do not expect to commence any clinical trials beyond these trials unless we are able to raise additional capital, enter into strategic collaborations, or make alternative financing arrangements for any such trials. To date, we have funded our ongoing business operations and short-term liquidity needs, primarily through the sale and issuance of preferred stock, common stock and convertible debt. We expect to continue this practice for the foreseeable future, however, we may enter into strategic partnerships or transactions in order to fund our ongoing capital requirements.

As of September 30, 2019, we did not have credit facilities under which we could borrow funds or any other sources of committed capital. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise any additional capital in the near-term and/or we cannot significantly reduce our expenses and are forced to terminate our operations, investors may experience a complete loss of their investment.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	our ability to obtain additional financing;

●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to enroll subjects in our clinical trials at anticipated rates;

●	the success and timing of our preclinical studies and clinical trials;

●	the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	recently enacted and future legislation regarding the healthcare system;

●	our ability to satisfy the continued listing requirements of the NASDAQ Capital Market or any other exchange on which our securities may trade in the future;

●	the ability of the Company to continue as a going concern.

●	the success of competing products that are or may become available; and

●	the performance of third parties, including contract research organizations and manufacturers.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Bylaws of the Company include a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Bylaws (the “Bylaws”) require that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or our Bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein.

This exclusive forum provision will not apply to claims under the Exchange Act, but will apply to other state and federal law claims including actions arising under the Securities Act (although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder).  Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.  Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our Bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding the forum selection clause included in our Bylaws, a court could rule that such a provision is inapplicable or unenforceable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

 Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See attached Exhibit Index.

DIFFUSION PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
4.1	Form of May 2019 Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 28, 2019
4.2	Form of May 2019 Placement Agent’s Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 28, 2019
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Diffusion’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2019

DIFFUSION PHARMACEUTICALS INC.

By:	/s/ David G. Kalergis
David G. Kalergis
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Hornung
William Hornung
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)