Form 10-K
period 2019-12-31
Diffusion Pharmaceuticals Inc.
filed 2020-03-17
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-24477

DIFFUSION PHARMACEUTICALS INC.

(Exact Name of Registrant as specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	30-0645032 (I.R.S. Employer Identification No)
1317 Carlton Avenue, Suite 200 Charlottesville, VA (Address of Principal Executive Offices)	22902 (Zip Code)

(434) 220-0718

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	DFFN	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sale price at which the common stock was last sold as of June 30, 2019 (the last business day of the registrant’s second fiscal quarter) as quoted on the Nasdaq Capital Market on that date was approximately $13.1 million.

As of March 12, 2020, 34,604,436 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the document listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III    The registrant’s definitive proxy statement, for use in connection with the Annual Meeting of Stockholders, to be filed within 120 days after the registrant’s fiscal year ended December 31, 2019.

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

A range of tissue types, including both normal and cancerous cells, has been shown to be safely re-oxygenated in our preclinical and clinical studies using TSC’s novel mechanism of action. We believe TSC’s ability to re-oxygenate normal (i.e. non-cancerous) tissue that has become oxygen-deprived provides opportunities for new therapeutic approaches to conditions ranging from stroke and emergency medicine to cardiovascular and neurodegenerative diseases. In the treatment of cancerous tissue, we believe TSC’s therapeutic potential to lessen the tumors treatment resistance to radiation and chemo-therapy is not limited to one specific tumor type, thereby making it potentially useful to improve standard-of-care treatments in many life-threatening cancers. Given TSC's safety profile and animal data, we could, with appropriate funding, move directly into Phase 2 studies for TSC in other cancers. The successful completion of trials for TSC or any other potential product candidate in these or any other indication is dependent upon our ability to further raise necessary capital.

We believe that TSC has potential applications in stroke and emergency medicine. In stroke, a Phase 2 trial in cooperation with the University of California Los Angeles (UCLA) and the University of Virginia (UVA) to test TSC in the treatment of acute ischemic or hemorrhagic stroke is currently enrolling patients. Stroke is the 5th leading cause of death in the U.S. and the No. 1 cause of adult disability. Our stroke trial, which features in-ambulance dosing of TSC, is named the “PreHospital Acute Stroke Therapy - TSC” (PHAST - TSC) study, and is expected to enroll 160 patients, with 80 in the treatment arm and 80 in the control arm. We believe in-ambulance dosing of TSC will significantly cut the time in which the stroke-related oxygen deprivation to brain cells goes untreated, potentially leading to a better outcome for stroke victims treated in this manner. Subject to receipt of adequate funding to complete the PHAST – TSC trial, we expect to complete enrollment during the second half of 2021.

Our oncology program targets TSC against treatment-resistant brain cancer. A Phase 2 clinical program, completed in the second quarter of 2015, evaluated 59 patients with newly diagnosed glioblastoma multiforme (“GBM”), a particularly deadly form of primary brain cancer. GBM affects approximately 12,000 patients annually in the United States and approximately 35,000 patients annually worldwide. This open label, historically controlled study demonstrated a favorable safety and efficacy profile for TSC when combined with GBM’s standard of care, including a 37% improvement in overall survival over the control group at two years. A particularly strong efficacy signal was seen in the inoperable patients, where survival of TSC-treated patients at two years was increased by almost four-fold over the controls. In December 2017, the Company initiated the INvestigation of TSC Against Cancerous Tumors (INTACT) Phase 3 trial in the newly diagnosed inoperable GBM patient population. The trial is designed to enroll 236 patients in total, with 118 in the treatment arm and 118 in the control arm.

The trial began with an FDA-mandated open label 8 patient safety run-in for which enrollment has completed and is now closed. With the FDA’s permission, a total of 19 patients were enrolled to ensure that at least 8 complete data sets meeting the FDA’s specified 4-month exposure period would be available for review. The INTACT Trial Data Safety Monitoring Board (DSMB) met in the third quarter of 2019 and, based on their analysis, recommended that the study be continued. The DSMB concluded that no adverse safety signal had been observed, and unanimously recommended continuing the study as planned using the highest tested dose of TSC - 1.5 mg/kg - during the adjuvant treatment chemotherapy period with temozolomide. The Company believes that a preliminary efficacy signal was also received.  A total of 10 patients were enrolled into the higher dose cohorts and 9 in the lower dose cohorts. In the higher dose patients, where the best results were expected, 3 discontinued treatment before meeting the FDA exposure period criteria.  Of the 7 patients who met the criteria, 5 remain alive as of March 12, 2020.  Commencement of enrollment in the randomization portion of the INTACT Phase 3 Trial is contingent upon our entering into a strategic partnership providing the necessary resources to undertake the full trial.

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

Summary of Current Product Candidate Pipeline

The following table, as of December 31, 2019, summarizes the planned clinical indications for Diffusion’s lead molecule, TSC and RES-529:

Trans Sodium Crocetinate

The Company believes that TSC works to reoxygenate hypoxic (oxygen-deprived) tissue by altering the molecular arrangement of the water molecules in blood plasma (which is composed of 90% water), with the altered structure being less dense - and thus less resistant to oxygen diffusion - than untreated blood plasma. A water molecule is composed of two hydrogen atoms and one oxygen atom, with a net positive charge found on the hydrogen atoms and a net negative charge found on the oxygen atom. This results in the formation of hydrogen bonds, which are an attraction between the net-negatively charged oxygen of one water molecule and the net-positively charged hydrogen atoms of another water molecule. Theoretically, one water molecule can form four hydrogen bonds with neighboring water molecules. However, the literature on the subject indicates that a water molecule actually forms, on average, 2 to 3.6 hydrogen bonds. By promoting an increase in the average number of hydrogen bonds among the water molecules comprising the bulk of blood plasma, TSC enhances the ability of oxygen to diffuse more easily through the plasma and into hypoxic tissue.

Stroke and Hypoxia

According to the most recent Center for Disease Control and Prevention (CDC) Stroke Facts, nearly 800,000 people in the U.S. suffer from a stroke each year - every 4 minutes, someone loses his/her life as a result of stroke, which is characterized by hypoxia to the brain.  Additionally, the CDC reports that stroke is the 5th leading cause of death in the U.S. and the No. 1 cause of adult disability.  According to the World Health Organization, 15 million people suffer stroke worldwide each year. Of these, 5 million die and another 5 million are permanently disabled. High blood pressure contributes to more than 12.7 million strokes worldwide

A stroke is caused by restricted blood flow to the brain, either from a clot (which is called an ischemic stroke, representing about 87% of all strokes) or a burst blood vessel (a hemorrhagic stroke, representing about 13% of strokes). The resulting hypoxia drives the death of millions of neurons per minute, leading to physical impairment and, too often, death for the stroke victim. These two very different causes - clot or bleed - produce almost identical symptoms and there are few treatment options. Treatment is especially complicated by difficulties in determining the difference between ischemic and hemorrhagic stroke, which can only be done by sophisticated imaging equipment in major hospital settings. For those who survive their stroke, the damage is often long-term and significant, with an impact that can be felt among their families and communities.

We believe that TSC is a promising neurotherapeutic that enhances the diffusion of oxygen into hypoxic tissues by altering the structure of water molecules in blood plasma, thus facilitating the transport of oxygen to the site of the stroke and helping prevent brain tissue damage, neuronal death and subsequent patient disability or mortality. TSC has shown safety and potential efficacy in both ischemic and hemorrhagic stroke in preclinical studies, meaning that it can be administered to the patient while still in the ambulance and prior to a diagnostic MRI, saving hours which would otherwise pass with the patient untreated and brain tissue dying.

Current Treatments for Acute Stroke

Currently, the only FDA approved treatments for acute ischemic stroke are the drug “tissue Plasminogen Activator” (tPA) and mechanical thrombectomy. tPA, which was approved by the FDA in 1996, is a clot dissolving drug that must be given within 4.5 hours of onset (and only after a CT/MRI has been administered and an ischemic stroke definitively confirmed.) Special caution is used in administering tPA, as it may cause bleeding in the brain. Mechanical thrombectomy, first approved by the FDA in 2001, utilizes devices that pull or aspirate clots out of a blocked artery. They can be used within 24 hours of stroke onset, but only in that form of stroke known as a “large vessel occlusion” (LVO). Highlighting the significant unmet medical need in acute stroke, these currently available treatments are estimated to be administered to only about 1 in 10 stroke patients. In the case of hemorrhagic stroke (caused by a bleed in an artery in the brain), there are no FDA approved treatments.

Acute Stroke Therapies Under Development

A particular focus of research on new treatments for stroke involve a class of therapeutics known as “neuroprotectives.” These are drugs designed to block injury to brain cells, allow brain cells to tolerate low blood flow longer and slow the pace of stroke progression. One of the goals is to stabilize the penumbra of the stroke-infected brain tissue (threatened but still salvageable tissue), so more brain neurons will be saved when blood flow is restored.

TSC Phase 2 Clinical Trial for Treatment of Acute Stroke/Exception from Informed Consent

The Company has begun enrollment in what we call our Phase 2 PreHospital Acute Stroke Therapy - TSC (PHAST - TSC) trial for TSC as a (pre-hospital) in-ambulance treatment of acute stroke, whether ischemic or hemorrhagic. This Phase 2, randomized, double-blind, placebo-controlled trial calls for administering TSC to ambulance-transported patients within two hours of the onset of a suspected acute stroke. It is anticipated that 160 patients will be enrolled in this trial. The pre-hospital, ambulance-based treatment strategy will be conducted in cooperation with UCLA and UVA. The goal of the study is to assess the safety and potential efficacy of TSC as an early treatment for ischemic and hemorrhagic stroke when administered in the pre-hospital (i.e., ambulance) setting. Patients will first be screened by paramedics in person, with consultation with the central enrolling investigators by telephone. Enrollment will primarily occur under an FDA-approved “Exception from Informed Consent” (EFIC) protocol, making possible the on-ambulance administration of a one-time injection of study drug (or placebo), followed by all standard treatments for stroke upon hospital arrival. Follow-up data will be collected in the Emergency Room, and at 24 hours, 48 hours, Day 4, Day 30 and Day 90. The study’s primary endpoint is the modified Rankin Scale score at Day 90.

The FDA has approved PHAST-TSC to be conducted under Exception from Informed Consent (EFIC) regulations, after a pre-study process of community consultation and wide-spread public disclosure is completed. While in the ambulance, patient or family will be asked to give “initial agreement” to receive study drug, with the more lengthy formal “Informed Consent” process obtained sometime after hospital arrival. FDA has also requested that full informed consent be obtained in the ambulance transport time is long enough to allow full informed consent without delaying standard treatment, and the enrolling investigator has the capability to communicate with the ambulance via video conference.

Overview of TSC in Cancer

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

The phenomenon of hypoxia-related “treatment-resistance” has been known to the scientific and clinical communities for over half a century. The challenge has been to find an approach that can effectively mitigate treatment-resistance without the addition of toxic side effects or exacerbation of the side effects associated with radiation and chemotherapy treatments. We believe that TSC embodies such an approach.

Trans Sodium Crocetinate Increases Oxygenation of Hypoxic Cancerous Tumors

While earlier TSC studies focused on improved treatments for hemorrhagic shock, ischemia, and traumatic brain injury, the use of TSC as an agent to re-oxygenate hypoxic cancerous tumors became a central area of research for us following our founding in 2001. Because tumor hypoxia is a leading cause of solid tumor resistance to both radiation and chemotherapy, it was believed that an agent such as TSC – one that could safely increase the oxygenation of hypoxic tumor tissue – could prove effective in treatment-resistant cancers when combined with standard-of-care regimens of radiation and/or chemotherapy. This belief led to the development of preclinical and clinical development programs targeted against treatment-resistance in various cancers, with a focus on brain cancer, all of which are known to be significantly hypoxic. The Company’s longer-term goal is to use TSC against treatment-resistance in the entire range of hypoxic cancers now treated with radiation and chemotherapy.

Glioblastoma Program

Our lead oncology program is targeted against newly diagnosed primary brain cancer, also known as glioblastoma (GBM). Glioblastoma is a grade IV brain tumor, characterized by a heterogeneous cell population, with a number of negative attributes. GBM cells are typically genetically unstable (and thus prone to mutation), highly infiltrative, angiogenic, and resistant to radiation and chemotherapy. The mutations typically found in GBM allow the tumor to grow and thrive in a hypoxic environment. GBM is classified into two major subclasses, primary or secondary, depending upon the clinical properties as well as the chromosomal and genetic alterations that are unique to each class. Primary GBM arises de novo from normal glial cells and typically occurs in those over the age of 40, while secondary GBM arises from transformation of lower grade tumors and is usually seen in younger patients. Primary GBM is believed to account for approximately 95% of all GBM diagnoses.

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

The trial began with an open label patient safety run-in which enrolled a total of 19 patients. The INTACT Trial Data Safety Monitoring Board (DSMB) met in the third quarter of 2019 and recommended that the study be continued. The DSMB concluded that no adverse safety signal had been observed, and unanimously recommended continuing the study as planned using the highest tested dose of TSC - 1.5 mg/kg - during the adjuvant treatment chemotherapy period with temozolomide. The Company believes that a preliminary efficacy signal was also received.  A total of 10 patients were enrolled into the higher dose cohorts and 9 in the lower dose cohorts.  In the higher dose patients, where the best results were expected, 3 discontinued treatment before meeting the FDA exposure period criteria.  Of the 7 patients who met the criteria, 5 remain alive as of March 12, 2020 .  Commencement of enrollment in the randomization portion of the INTACT Phase 3 Trial is contingent upon our entering into a strategic partnership providing the necessary resources to undertake the full trial.

The baseline assessment for determining progression-free survival (“PFS”) and overall response rate (“ORR”) will be at 10 weeks via MRI using the “modified Response Assessment in Neuro-Oncology” (“mRANO”), and to rule out pseudo-progression. The hazard ratio for the trial will be 0.67, which corresponds to 22% two-year survival in the TSC arm, the lower limit of the 95% confidence interval for the biopsy-only subjects in our Phase 2 trial of TSC for GBM, and 10% survival in the SOC arm. The estimated median survival is therefore 10 months for the SOC arm vs. 14.9 months for the TSC plus SOC arm.  In order to achieve the designed 80% statistical power, the trial requires 118 subjects in each arm.

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

Products

We have rights to and own technologies and potential products beyond those described above, including analog molecules as backups to TSC. It is our strategy to focus at the current time on TSC for stroke. At the current time, our cash resources for clinical development is dedicated to the Phase 2 trial for TSC in acute stroke. We believe we have adequate cash resources to continue operations into the fourth quarter of 2020, and we will need to raise additional funds in order to complete the stroke trial. Beyond those described herein, we also intend to continue to review our technologies and potential products on a regular basis and consider internal development in the future and the potential to out-license portions of our technology and potential products to other biopharmaceutical companies with greater resources than ours, or potentially in-license late stage products which are in or ready for human clinical trials.

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

We will continue to explore partnering opportunities for our product candidates, such as strategic partnerships, alliances or licensing arrangements. These strategic partnerships could take the form of a merger, a license of our product candidates or an outright sale of our product candidates. In connection with a strategic partnership, we may have to relinquish valuable rights to our product candidates, which could materially decrease any potential returns on our investment in our product candidates, or grant licenses on terms that are not favorable to us or are less favorable than we would have received upon completion of our product research and testing.

Competition

Our industry is highly competitive and subject to rapid and significant change. Potential competitors in the United States are numerous and include major pharmaceutical and specialty pharmaceutical companies, smaller biopharmaceutical companies universities and other institutions. Many of our competitors have longer operating histories, greater name recognition, substantially greater financial resources and larger research and development staffs than we do, as well as substantially greater experience than us in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. A significant amount of research is carried out at academic and government institutions. These institutions are aware of the commercial value of their findings and are aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed.

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

Research and Product Development

We incurred approximately $6.6 million in 2019 and $5.8 million in 2018 on research and product development activities that related primarily to activities associated with the synthesis and formulations of our products then in development, additional preclinical studies and planning for Phase I/Phase II studies. We anticipate that our research and development expenses during 2020 will increase compared to 2019 and will consist primarily of expenses associated with our stroke TSC clinical trials.

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

As of December 31, 2019, we owned approximately 16 issued U.S. patents and 40 issued foreign patents, which include granted European, Japanese, Chinese and Indian patent rights, and over 30 pending patent applications worldwide, covering the product candidates we currently intend to develop. Our current patents expire between 2023 and 2031. TSC has been granted Orphan Drug Designation for the treatment of both GBM and metastatic brain cancer. A formulation patent provides protection for the TSC oral drug product until 2031 with extensions possible.

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

Other Federal and State Regulatory Requirements

The Centers for Medicare & Medicaid Services (“CMS”) has issued a final rule pursuant to Affordable Care Act that requires certain manufacturers of prescription drugs to annually collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers were required to begin collecting information on August 1, 2013, with the first reports due March 31, 2014. On November 18, 2019, CMS broadened the list of covered recipients under the rule to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives beginning with data collection in 2021. The reported data is posted in searchable form on a public website. Failure to submit required information may result in civil monetary penalties.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to the U.S. Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any approved product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our approved products to be cost-effective compared to other available therapies, they may not cover our approved products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our approved products on a profitable basis.

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

The 2017 Tax Cuts and Jobs Act includes a provision repealing the individual mandate. Further, on January 20, 2017, U.S. President Donald Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating these subsidies, but on October 25, 2017, a federal judge in California denied their request for a restraining order. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued the payments were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court’s decision will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. In addition, the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS, recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the Affordable Care Act for plans sold through these marketplaces. There may be further action to repeal, replace or modify the Affordable Care Act. While any legislative and regulatory changes will likely take time to develop, and may or may not have an impact on the regulatory regime to which we are subject, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Employees

As of December 31, 2019, we had 10 employees, including 5 in product development and 5 in management or administrative positions. We also have engaged several independent consultants to support our organization.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	our ability to obtain additional financing;

●	our estimates regarding expenses, capital requirements and needs for additional financing;

●	the success and timing of our preclinical studies and clinical trials, including enrolling clinical trial subjects;

●	the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	recently enacted and future legislation regarding the healthcare system;

●	our ability to maintain our listing on the Nasdaq Capital Market or any other exchange that our securities may trade in the future;

●	our ability to continue as a going concern;

●	the success of competing products that are or become available; and

●	the performance of third parties, including contract research organizations and manufacturers.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and to commercialize any product candidates for which we receive regulatory approval. At the current time, the bulk of our cash resources for clinical development is dedicated to the Phase 2 trial for TSC in stroke. While we believe we have adequate cash resources to continue operations into January of 2021, we will need to raise additional funds in order to complete these trials. We do not expect to commence any clinical trials beyond these trials unless we are able to raise additional capital, enter into a strategic partnership, or make alternative financing arrangements for any such trial.

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

As discussed further in note 2 to our audited consolidated financial statements for the year ended December 31, 2019, we have a history of operating losses and expect to continue to incur losses in the foreseeable future, which raises substantial doubt regarding our ability to continue as a going concern. We currently have no sources of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our operations and future business plans. Additionally, volatility in the capital markets and general economic conditions in the United States may be a significant obstacle to raising the required funds. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used. If we are unable to continue as a going concern, our shareholders could suffer the loss of all or a substantial portion of their investment in us.

As described above, we believe we have adequate cash resources to continue operations into January of 2021. In order to have sufficient cash to fund our operations beyond January of 2021, we will need to raise additional equity or debt capital, or enter into a partnering transaction that provides liquidity to the Company, to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

Risks Related to Development, Regulatory Approval and Commercialization

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, which include products primarily for the treatment of stroke and glioblastoma multiforme.

Our portfolio of product candidates includes TSC, which is a novel small molecule that re-oxygenates hypoxic tissue, enhancing the efficacy of radiation and chemotherapy without harmful side effects which is in Phase 3 clinical development for glioblastoma multiforme. In addition, TSC may have potential applications in stroke, where we have commenced a Phase 2 trial. The success of our business, including our ability to finance our company and generate any revenue in the future, primarily will depend on the successful development, regulatory approval and commercialization of our product candidates. In the future, we may also become dependent on one or more other product candidates or any future product candidates that we may in-license, acquire or develop. There have been many failures in drugs that other companies have tried to develop to treat the indications the company is or may be pursuing, including glioblastoma multiforme, stroke and other indications. There can be no assurance that the company will have success where others have failed.

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

In the fourth quarter of 2019, we began dosing patients under the protocol permitted by the FDA with respect to our Phase 2 clinical study of TSC in stroke. Although enrollment and dosing has commenced, we have encountered difficulties in enrolling patients in the study. There is no assurance that we will be able to complete this study or that the study will be completed in a timely or cost efficient manner. Currently, we do not anticipate receiving results for this trial until 2024, which time period could be further delayed if we encounter further difficulties and/or delays in enrolling patients, opening additional clinical sites or other aspects of the study

Also, as described above, we believe we have adequate cash resources to continue operations into the fourth quarter of 2020. In order to have sufficient cash to fund our operations, including our product research, development and testing beyond the fourth quarter of 2020, we will need to raise additional equity or debt capital, or enter into a partnering transaction that provides liquidity to the Company. Notably, we have commenced the Phase 2 clinical study on TSC for its potential treatment of strokes, however, we will require additional liquidity to complete this trial and delays in receiving financing could potentially delay the overall speed of this trial. In addition, commencement of enrollment in the randomization portion of the INTACT Phase 3 Trial is contingent upon our entering into a strategic partnership providing the necessary resources to undertake the full trial. Failure to obtain additional material liquidity could further delay our ongoing product development efforts, including delaying future clinical trials of TSC. Any of the foregoing could have a negative impact on our business, financial condition or prospects.

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

Additionally, current governmental conditions, such as potential complications from the United Kingdom’s exit from the European Union and the longer term economic, political, regulatory and social framework to be put in place between the United Kingdom and the European Union,, could potentially delay the review and approval of any drugs submitted to the FDA or applicable foreign regulatory agencies,

Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would harm our business, financial condition, operating results and prospects.

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

Additionally, our product candidates may affect our ability to sell that product candidate into higher priced markets. For example, TSC is currently being tested or proposed to be tested as a drug for various treatments, and will be the same product for each indication. If TSC is approved as a treatment for multiple medical conditions, its pricing may be driven downwards to compete in the market for its lowest cost indication, which could potentially lower our potential revenues from TSC even if it is found to be an effective treatment for multiple medical conditions.

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

We or our prospective partners may be subject to product recalls, withdrawals or seizures if any of our product candidates, if approved for marketing, fail to meet specifications or are believed to cause injury or illness or if we are alleged to have violated governmental regulations including those related to the manufacture, labeling, promotion, sale or distribution of our product candidates. Any recall, withdrawal or seizure in the future could materially and adversely affect consumer confidence in our brands and lead to decreased demand for our approved products. In addition, a recall, withdrawal or seizure of any of our approved products would require significant management attention, would likely result in substantial and unexpected expenditures and would harm our business, financial condition and operating results.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. Congress enacted subsequent legislation extending the reductions in Medicare payments, most recently in the Bipartisan Budget Act of 2019, to a 2029 termination date. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers.

Further, pursuant to the Protecting Access to Medicare Act of 2014 (PAMA), which was implemented in 2018, CMS promulgated revised reimbursement rate schedules for the years 2018 through 2020 for clinical laboratory testing services provided under Medicare. Reimbursement rates for clinical laboratory testing were reduced in 2018 and 2019 and are scheduled to be reduced again by approximately 10% in 2020. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates. Reimbursement rate reduction from 2021 to 2023 is capped by PAMA at 15% annually. The 21st Century Cures Act, which the U.S. House of Representatives passed in July 2015 and President Obama signed into law in December 2016, provides a wide range of reforms, such as broadening the types of data required to support drug approval, extending protections from genetic competition, accelerating approval of breakthrough therapies, expanding the orphan drug product program, and clarifying how manufacturers communicate about their products.

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

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. If these executive actions or future executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted

We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, clinical, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our Chief Executive Officer, Chief Scientific Officer, and our Chief Financial Officer, certain consultants and members of our board of directors (the “Board”) who are well known and respected in our industry. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. With the exception of our Chief Executive Officer and our Chief Financial Officer, each of whom is subject to an employment agreement, we employ our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

On February 2, 2020, our Chief Scientific Officer, John L. Gainer, Ph.D., informed our Board of his intent to resign from his position as Chief Scientific Officer, effective March 12, 2020. Dr. Gainer remains a member of our Board, and will retain certain scientific duties for the Company under a consulting agreement, particularly in the areas of patents, formulation and manufacturing. Although Dr. David Jones serves as a consulting senior medical advisor to the Company, we currently have no formally appointed Chief Medical Officer. These vacancies and future transitions in our executive team may be disruptive to our business, and if we are unable to appoint a replacement and effectively manage an orderly transition, our business may be adversely affected. There may be a limited number of persons with the requisite skills to serve in these positions.  While we are in the process of conducting a search for a Chief Medical Officer to, among other areas, assume Dr. Gainer’s clinical trials-related duties, we cannot assure you that we will be able to identify or employ such qualified personnel on acceptable terms, if at all.

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

Our operating results and liquidity needs could be negatively affected by market fluctuations, economic downturn and unfavorable global economic conditions.

Our operating results and liquidity could be negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Domestic and international equity and debt markets have experienced and may in the future experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions worsen and market volatility increases, our operating results and liquidity could be adversely affected by those factors in many ways, including weakening demand for certain of our product candidates and making it more difficult for us to raise funds if necessary, and our stock price may decline. Additionally, although we plan to market our products primarily in the United States, our partners may have extensive global operations, indirectly exposing us to risk.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to drugs and the approval of drug candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union, especially in the case of a “hard” Brexit, would have and how such withdrawal would affect us. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

For example, Brexit could result in the United Kingdom or the European Union significantly altering its regulations affecting the clearance or approval of our product candidates that are developed in the United Kingdom. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our product candidates receive regulatory approval in the United Kingdom, the European Union and elsewhere. In addition, the announcement of Brexit and the withdrawal of the United Kingdom from the European Union have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

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

In 2019, due to the significant financings that occurred during the year, the Company performed an analysis under Section 382 and reduced its NOL carryforwards to account for the ownership changes. As of December 31, 2019, the Company had $5.8 million in both federal and state NOL carryforwards available to reduce future taxable income, if any, for income tax purposes. The NOLs generated before 2018 begin expiring in 2020 for both federal and state income tax purposes and those generated since do not expire.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. On May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. GDPR applies to any company established in the European Union as well as any company outside the European Union that collects or otherwise processes personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior. GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. GDPR imposes additional obligations and risk upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing for and complying with GDPR requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. If enacted, we will be subject to the EU ePrivacy Regulation, which is a proposed regulation of privacy and electronic communications. In addition, we are subject to the California Consumer Privacy Act, which took effect on January 1, 2020 and imposes sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations (which have not been finalized to date) and will commence enforcement actions against violators beginning July 1, 2020. GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to government enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in Charlottesville, Virginia. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Additionally, our business may be impacted by pandemics and public health emergencies, including the ongoing Coronavirus outbreak, as our business could be shut down and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Our contract manufacturers’ and suppliers’ facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, earthquakes, fires, explosions or large-scale accidents or power outages, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners, manufacturers or the economy as a whole. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the regulatory approval, manufacture, distribution or commercialization of our product candidates, our business, financial condition, operating results and prospects would suffer.

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

Risks Related to Ownership of Our Common Stock and Other Securities

If we cannot regain compliance with the Nasdaq Capital Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

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

There is no assurance that we will continue to meet the minimum closing price requirement and other listing requirements. For example, on December 11, 2019, we received a written notice from the staff (the “Staff”) of the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from the date of such notice, or until June 8, 2020, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. Nasdaq’s written notice has no effect on the listing or trading of our common stock at this time, and we are currently evaluating our alternatives to resolve this listing deficiency. If necessary to regain compliance with Nasdaq listing standards, we intend, subject to approval of our board of directors and shareholders, to implement a reverse stock split. However, there can be no assurance that the reverse stock split will be approved or will result in a sustained higher stock price that will allow us to meet the Nasdaq stock price listing requirements, and there is no guarantee we will continue to satisfy the other Nasdaq Capital Market continued listing standards.

In addition, on December 17, 2019, we received a public reprimand letter (the “Letter”) from the Staff. The Letter notified us that our recent offering of 5,104,429 shares of our common stock, pre-funded warrants to purchase 6,324,143 shares of our common stock and warrants to purchase 22,857,144 shares of our common stock completed on November 13, 2019 (the “November 2019 Offering”) did not satisfy Nasdaq Listing Rule 5635(d) because (a) the Staff determined that the November 2019 Offering was not a “public offering” as defined in Nasdaq Listing Rule IM-5635-3 and (b) more than 20% of our pre-Offering shares of common stock were issued in the November 2019 Offering at a price calculated by the Staff to be less than minimum price required in an offering that did not meet the definition of a “public offering”. As a consequence, the Staff determined that approval by our shareholders was required for the November 2019 Offering, and because such shareholder approval was not received, we violated the Nasdaq’s shareholder approval rules. The Staff determined delisting our common stock was not an appropriate sanction and closed this matter by issuing the Letter in accordance with Nasdaq Listing Rule 5810(c)(4). The receipt of the Letter has no effect on the listing of our common stock.

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

In December 2019, the Company completed an offering (the “December 2019 Offering”) of 6,266,787 shares of its common stock and warrants to purchase 6,266,787 shares of common stock. The shares of common stock and warrants were sold for a combined purchase price of $0.5585 per share for net proceeds of $3.0 million. The December 2019 Offering warrants are exercisable beginning on the date of their issuance until June 13, 2025 at an initial exercise price equal to $0.4335 per share.

In addition, at the closing of the December 2019 Offering, the Company issued warrants to purchase up to 313,339 shares of common stock to designees of the placement agent. The placement agent's warrants have an exercise price of $0.6981 per share, a term of five years from the date of issuance and otherwise substantially similar terms to the form of the investor warrant.

In November 2019, the Company completed the November 2019 Offering of 5,104,429 shares of its common stock, 6,324,143 pre-funded warrants each to purchase one share of common stock, together with warrants to purchase up to 22,857,144 shares of common stock at a combined public offering price of $0.35 per share and associated warrants for total net proceeds of $3.3 million. The warrants were issued with an exercise price of $0.35 per warrant and are exercisable beginning on their date of issuance. Of the warrants issued, 11,428,572 have an original term of 18 months and 11,428,572 have an original term of 5 years. During the year ended December 31, 2019, 11,091,716 of those warrants were exercised for proceeds of approximately $3.9 million.

In addition, at the closing of the November 2019 Offering, the Company issued warrants to purchase up to 571,429 shares of common stock to designees of the placement agent. The placement agent's warrants have an exercise price of $0.4375 per share, a term of five years from the date of issuance and otherwise substantially similar terms to the form of the investor warrant.

In May 2019, the Company completed a registered direct public offering (the “May 2019 Offering”) of 1,317,060 shares of common stock and a private placement of warrants to purchase 1,317,060 shares of common stock. The shares of common stock and warrants were sold for a combined purchase price of $4.895 for total net proceeds of $5.6 million. The warrants are exercisable beginning on the date of their issuance until November 29, 2024 at an initial exercise price equal to $5.00.

In addition, at the closing of the May 2019 Offering, the Company issued warrants to purchase up to 65,853 shares of common stock to designees of the placement agent. The placement agent's warrants have an exercise price of $6.11875 per share, a term of 5 years from the date of issuance and otherwise substantially similar terms to the form of the investor warrant. As of December 31, 2019, we had warrants outstanding to purchase a total of 22,385,141 shares of our common stock. As of March 10, 2020, the exercise price on all of our outstanding warrants exceeded our market price per share of common stock, except for 10,866,357 outstanding warrants issued in the November 2019 Offering. Also, if our market price increases above the exercise price on some or all of our remaining outstanding warrants, holders of the warrants may exercise the warrants and sell the underlying common stock, depressing our price per share of common stock.

In addition, pursuant to our 2015 Equity Incentive Plan, as amended, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. As of March 10, 2020, the number of shares of our common stock we have reserved for issuance under our 2015 Equity Incentive Plan is 387,355 and future option grants and issuances of common stock under our 2015 Equity Incentive Plan will dilute the percentage ownership of our investors and may adversely affect the market price of our common stock.

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

We are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2019. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

Number of Record Holders

As of March 10, 2020, there were 480 record holders of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

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

Recent Sales of Unregistered Equity Securities

None

Issuer Purchases of Equity Securities

During the fourth quarter ended December 31, 2019, we did not purchase any shares of our common stock or other Diffusion equity securities.

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

A range of tissue types, including both normal and cancerous cells, has been shown to be safely re-oxygenated in our preclinical and clinical studies using TSC’s novel mechanism of action. We believe TSC’s ability to re-oxygenate normal (i.e. non-cancerous) tissue that has become oxygen-deprived provides opportunities for new therapeutic approaches to conditions ranging from stroke and emergency medicine to cardiovascular and neurodegenerative diseases. In the treatment of cancerous tissue, we believe TSC’s therapeutic potential to lessen the tumors treatment resistance to radiation and chemo-therapy is not limited to one specific tumor type, thereby making it potentially useful to improve standard-of-care treatments in many life-threatening cancers. Given TSC's safety profile and animal data, we could, with appropriate funding, move directly into Phase 2 studies for TSC in other cancers. The successful completion of trials for TSC or any other potential product candidate in these or any other indication is dependent upon our ability to further raise necessary capital.

We believe that TSC has potential applications in stroke and emergency medicine. In stroke, a Phase 2 trial in cooperation with the University of California Los Angeles (UCLA) and the University of Virginia (UVA) to test TSC in the treatment of acute ischemic or hemorrhagic stroke is currently enrolling patients. Stroke is the 5th leading cause of death in the U.S. and the No. 1 cause of adult disability. Our stroke trial, which features in-ambulance dosing of TSC, is named the “PreHospital Acute Stroke Therapy - TSC” (PHAST - TSC) study, and is expected to enroll 160 patients, with 80 in the treatment arm and 80 in the control arm. We believe in-ambulance dosing of TSC will significantly cut the time in which the stroke-related oxygen deprivation to brain cells goes untreated, potentially leading to a better outcome for stroke victims treated in this manner. Subject to receipt of adequate funding to complete the PHAST – TSC trial, we expect to complete enrollment during the second half of 2021.

Our oncology program targets TSC against treatment-resistant brain cancer. A Phase 2 clinical program, completed in the second quarter of 2015, evaluated 59 patients with newly diagnosed glioblastoma multiforme (“GBM”), a particularly deadly form of primary brain cancer. GBM affects approximately 12,000 patients annually in the United States and approximately 35,000 patients annually worldwide. This open label, historically controlled study demonstrated a favorable safety and efficacy profile for TSC when combined with GBM’s standard of care, including a 37% improvement in overall survival over the control group at two years. A particularly strong efficacy signal was seen in the inoperable patients, where survival of TSC-treated patients at two years was increased by almost four-fold over the controls. In December 2017, the Company initiated the INvestigation of TSC Against Cancerous Tumors (INTACT) Phase 3 trial in the newly diagnosed inoperable GBM patient population. The trial is designed to enroll 236 patients in total, with 118 in the treatment arm and 118 in the control arm.

The trial began with an FDA-mandated open label 8 patient safety run-in for which enrollment has completed and is now closed. With the FDA’s permission, a total of 19 patients were enrolled to ensure that at least 8 complete data sets meeting the FDA’s specified 4-month exposure period would be available for review. The INTACT Trial Data Safety Monitoring Board (DSMB) met in the third quarter of 2019 and, based on their analysis, recommended that the study be continued. The DSMB concluded that no adverse safety signal had been observed, and unanimously recommended continuing the study as planned using the highest tested dose of TSC - 1.5 mg/kg - during the adjuvant treatment chemotherapy period with temozolomide. The Company believes that a preliminary efficacy signal was also received.  A total of 10 patients were enrolled into the higher dose cohorts and 9 in the lower dose cohorts. In the higher dose patients, where the best results were expected, 3 discontinued treatment before meeting the FDA exposure period criteria.  Of the 7 patients who met the criteria, 5 remain alive as of March 12, 2020.  Commencement of enrollment in the randomization portion of the INTACT Phase 3 Trial is contingent upon our entering into a strategic partnership providing the necessary resources to undertake the full trial.

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

Critical Accounting Policies

Certain of our critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe the following accounting estimate is the most critical to aid in fully understanding and evaluating our financial statements as they require our most subjective or complex judgments:

Intangible Assets

Our sole intangible asset as of December 31, 2019 consists of an in-process research and development (“IPR&D”) intangible asset acquired in 2016. The fair value of the IPR&D asset was determined as of the acquisition date using the cost approach, which establishes a value based on the cost of reproducing or replacing the asset, often referred to as current replacement cost. The cost approach was chosen as we were not able to estimate an income stream attributable to the IPR&D asset given the fact that the related products have only completed limited preclinical and clinical trials and the timeline to commercial viability, if the FDA approval process is successful, is somewhat uncertain and would take a number of years, and the costs would be significant. As the development efforts for our remaining RES-529 IPR&D asset continues, based on the facts and circumstances at the time of a future valuation for the purposes of assessing impairment, it is possible that the value for RES-529 could be substantially reduced or eliminated, which could result in a maximum pretax charge to operations equal to the current carrying value of our intangible asset of $8.6 million as of December 31, 2019. We tested the IPR&D intangible asset for impairment on October 1, which is our annual impairment testing date. We consider certain triggering events when evaluating whether an interim IPR&D impairment analysis is warranted. There was no impairment to our IPR&D asset during the years ended December 31, 2019 and 2018.

Financial Summary

At December 31, 2019, we had cash and cash equivalents balances of $14.2 million. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $11.8 million and $18.4 million for the years ended December 31, 2019 and 2018, respectively. Our accumulated deficit as of December 31, 2019, was $91.7 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will increase as we:

●	continue our Phase 2 clinical trial for TSC in stroke;

●	continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

●	conduct other preclinical and clinical studies to support the filing of a NDA for TSC with the FDA;

●	maintain, expand and protect our global intellectual property portfolio;

●	hire additional clinical, manufacturing, and scientific personnel; and

●	add, acquire or develop operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC. We expect that our existing cash as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements (including our clinical trials) into January of 2021.

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

Income Tax (Expense) Benefit

Since inception, the Company has incurred net losses, and until 2018, had not recorded any U.S. federal or state income tax benefits for the losses. In 2018, as a result of the change in net operating loss carryforward period associated with the Tax Cuts and Jobs Act ("the 2017 Tax Act"), the Company recognized an income tax benefit to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets. In 2019, as a result of a change in ownership under the provisions of internal revenue code section 382, the cumulative benefit of net operating losses was remeasured which resulted in tax expense.

Results of Operations for Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table sets forth our results of operations for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018	Change
Operating expenses:
Research and development	$6,619,597	$5,751,940	$867,657
General and administrative	4,834,284	6,167,177	(1,332,893)
Goodwill impairment	—	6,929,258	(6,929,258)
Depreciation	97,915	110,371	(12,456)
Loss from operations	11,551,796	18,958,746	(7,406,950)
Interest (income) expense, net	(85,302)	(151,647)	66,345
Loss from operations before income taxes	(11,466,494)	(18,807,099)	7,340,605
Income tax expense (benefit)	332,885	(437,289)	770,174
Net loss	$(11,799,379)	$(18,369,810)	$6,570,431

Research and development expenses were $6.6 million during the year ended December 31, 2019 compared to $5.8 million during the year ended December 31, 2018. The increase in research and development expense was attributable to a $1.9 million increase in expense related to our Phase 2 stroke trial and an increase in manufacturing expense of $0.3 million, offset by a decrease of $1.3 million in expense related to our Phase 3 GBM trial. The lead-in portion of the Phase 3 GBM trial was completed in the fourth quarter of 2019.

General and administrative expenses were $4.8 million during the year ended December 31, 2019 compared to $6.2 million during the year ended December 31, 2018. The decrease in general and administrative expense was primarily due to a $0.7 million decrease in stock-based compensation expense, a $0.4 million decrease in salaries and wages and a $0.2 million decrease in professional fees and other expenses.

We recognized a non-cash goodwill impairment charge of $6.9 million during the year ended December 31, 2018 as a result of a sustained decrease in our market capitalization during the second half of 2018. There was no such charge in 2019.

The decrease in interest (income) expense, net for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to having a smaller cash and cash equivalents balance earning less interest during the year ended December 31, 2019 compared to the year ended December 31, 2018.

As a result of the change in net operating loss carryforward period associated with the 2017 Tax Act, we recognized an income tax benefit of $0.4 million during the year ended December 31, 2018, respectively, to reflect the utilization of indefinite deferred tax liabilities as a source of income against indefinite lived portions of the our deferred tax assets.  In 2019,  as a result of a change in ownership under the provisions of internal revenue code section 382,  the cumulative benefit of net operating losses was remeasured which resulted in tax expense of $0.3 million. The tax expense is the result of reversing the 2018 benefit recorded of $0.4 million, net of $0.1 million benefit related to losses incurred in 2019.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Cash and cash equivalents	$14,177,349	$7,991,172
Prepaid expenses, deposits and other assets	472,464	923,059
Total current liabilities	1,721,421	804,044
Working capital	$12,928,392	$8,110,187

We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of our product candidates.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2019 and 2018:

	December 31,
Net cash (used in) provided by:	2019	2018
Operating activities	$(9,858,375)	$(10,772,816)
Financing activities	16,044,552	9,867,520
Net increase (decrease) in cash and cash equivalents	$6,186,177	$(905,296)

Operating Activities

Net cash used in operating activities of $9.9 million during the year ended December 31, 2019 was primarily attributable to our net loss of $11.8 million and a $0.3 million change in deferred income taxes. This amount was offset by our net change in operating assets and liabilities of $1.0 million, and non-cash charges comprised of $0.5 million of stock-based compensation expense and depreciation expense of $0.1 million.

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

Financing Activities

Net cash provided by financing activities was $16.0 million during the during the year ended December 31, 2019, which was attributable to the $12.3 million in proceeds received upon the sale of our common stock, pre-funded warrants and warrants and the $3.9 million in proceeds received from the exercise of common stock warrants, offset by approximately $0.2 million in payments for offering costs.

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

Capital Requirements

We expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing our lead product candidate, TSC, for use in the treatment of GBM, stroke and other hypoxia related indications. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to advance the clinical development of our product candidates. At the current time, the bulk of our cash resources for clinical development is dedicated to the Phase 2 trial for TSC in acute stroke. While we believe we have adequate cash resources to continue operations into January of 2021, we will need to raise additional funds in order to complete these trials. We do not expect to commence any clinical trials beyond these trials unless we are able to raise additional capital, enter into strategic collaborations, or make alternative financing arrangements for any such trials. To date, we have funded our ongoing business operations and short-term liquidity needs, primarily through the sale and issuance of preferred stock, common stock and convertible debt. We expect to continue this practice for the foreseeable future, however, we may enter into strategic partnerships or transactions in order to fund our ongoing capital requirements.

As of December 31, 2019, we did not have credit facilities under which we could borrow funds or any other sources of committed capital. We will seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations or licensing agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise any additional capital in the near-term and/or we cannot significantly reduce our expenses and are forced to terminate our operations, investors may experience a complete loss of their investment.

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

Contractual Obligations

As of December 31, 2019, we had the following contractual commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease (1)	$274,718	$116,464	$158,254	$—	$—

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Diffusion Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Diffusion Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

McLean, Virginia

March 17, 2020

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$14,177,349	$7,991,172
Prepaid expenses, deposits and other current assets	472,464	923,059
Total current assets	14,649,813	8,914,231
Property and equipment, net	252,366	350,281
Intangible asset	8,639,000	8,639,000
Right of use asset	247,043	—
Other assets	322,301	298,480
Total assets	$24,110,523	$18,201,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,251,412	$198,818
Accrued expenses and other current liabilities	358,532	605,226
Current operating lease liability	111,477	—
Total current liabilities	1,721,421	804,044
Deferred income taxes	2,119,274	1,786,389
Noncurrent operating lease liability	135,566	—
Total liabilities	3,976,261	2,590,433
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 33,480,365 and 3,376,230 shares issued and outstanding at December 31, 2019 and 2018, respectively	33,481	3,377
Additional paid-in capital	111,824,859	95,532,881
Accumulated deficit	(91,724,078)	(79,924,699)
Total stockholders' equity	20,134,262	15,611,559
Total liabilities and stockholders' equity	$24,110,523	$18,201,992

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$6,619,597	$5,751,940
General and administrative	4,834,284	6,167,177
Goodwill impairment	—	6,929,258
Depreciation	97,915	110,371
Loss from operations	11,551,796	18,958,746
Other expense (income):
Interest (income) expense, net	(85,302)	(151,647)
Loss from operations before income taxes	(11,466,494)	(18,807,099)
Income tax expense (benefit)	332,885	(437,289)
Net loss	$(11,799,379)	$(18,369,810)
Accretion of Series A cumulative preferred dividends	—	(85,993)
Deemed dividend related to the make-whole provision for the conversion of Series A convertible preferred stock into common stock	—	(8,167,895)
Net loss attributable to common stockholders	$(11,799,379)	$(26,623,698)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.76)	$(8.21)
Weighted average shares outstanding, basic and diluted	6,706,509	3,242,301

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Stockholders' Equity
	Series A		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	8,306,278	$—	967,976	$968	$82,783,865	$(61,554,889)	$21,229,944
Conversion of Series A convertible preferred stock to common stock	(8,306,278)	—	553,752	554	(554)	—	—
Issuance of common stock to Series A convertible preferred stockholders under make-whole adjustment feature	—	—	777,895	778	(778)	—	—
Issuance of common stock related to accrued dividends	—	—	68,815	69	1,148,238	—	1,148,307
Series A cumulative preferred dividend	—	—	—	—	(85,993)	—	(85,993)
Issuance of common stock and warrants, net of issuance costs	—	—	1,000,000	1,000	10,416,520	—	10,417,520
Common stock issued for advisory services	—	—	7,792	8	49,992	—	50,000
Stock-based compensation expense	—	—	—	—	1,221,591	—	1,221,591
Net loss	—	—	—	—	—	(18,369,810)	(18,369,810)
Balance at December 31, 2018	—	—	3,376,230	3,377	95,532,881	(79,924,699)	15,611,559
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	—	—	12,688,276	12,688	11,905,207	—	11,917,895
Proceeds from warrants	—	—	17,415,859	17,416	3,871,009	—	3,888,425
Stock-based compensation expense	—	—	—	—	515,762	—	515,762
Net loss	—	—	—	—	—	(11,799,379)	(11,799,379)
Balance at December 31, 2019	—	$—	33,480,365	$33,481	$111,824,859	$(91,724,078)	$20,134,262

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2019	2018
Operating activities:
Net loss	$(11,799,379)	$(18,369,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,915	110,371
Stock-based compensation expense	515,762	1,221,591
Common stock issued for advisory services	—	50,000
Change in deferred income taxes	332,885	(437,289)
Goodwill impairment	—	6,929,258
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	426,774	(1,102)
Accounts payable, accrued expenses and other liabilities	567,668	(275,835)
Net cash used in operating activities	(9,858,375)	(10,772,816)

Cash flows provided by financing activities:
Proceeds from sale of common stock, pre-funded warrants and warrants	12,318,956	10,846,062
Proceeds from the exercise of common stock warrants and pre-funded warrants	3,888,425	—
Repayment of convertible debt	—	(550,000)
Payment of offering costs	(162,829)	(428,542)
Net cash provided by financing activities	16,044,552	9,867,520

Net increase (decrease) in cash and cash equivalents	6,186,177	(905,296)

Cash and cash equivalents at beginning of year	7,991,172	8,896,468
Cash and cash equivalents at end of year	$14,177,349	$7,991,172

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$40,142
Supplemental disclosure of non-cash investing and financing activities:
Offering costs in accounts payable and accrued expenses	$238,232	$—
Operating lease right of use asset and liability	$334,205	$—
Reclassification of accrued dividends related to the issuance of common stock to Series A convertible preferred stock holders	$—	$1,148,307
Series A cumulative preferred dividends	$—	$85,993

 See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Diffusion Pharmaceuticals Inc. (“Diffusion” or the “Company”), a Delaware corporation, is a clinical stage biotechnology company developing new treatments for life-threatening conditions by improving the body’s ability to bring oxygen to the areas where it is needed most. The Company is developing its lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in those life-threatening conditions in which cellular oxygen deprivation (“hypoxia”) is the basis for significant unmet medical needs. TSC is designed to safely and selectively target and re-oxygenate the micro-environment of hypoxic cells, and can potentially be used in many indications, including stroke, oncology and cardiovascular disease. In stroke, TSC helps promote the diffusion of oxygen into those brain cells in which oxygen-deprivation causes neuronal death resulting in patient mortality or morbidity. In cancer, TSC re-oxygenates treatment-resistant cancerous tissue, making the cancer cells up to three times more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. In addition to the TSC programs, the Company is exploring alternatives regarding how best to capitalize upon our product candidate RES-529, which may include possible out-licensing and other options. RES-529 is a novel PI3K/Akt/mTOR pathway inhibitor which has completed two Phase 1 clinical trials for age-related macular degeneration and is in preclinical development in oncology, specifically GBM. RES-529 has shown activity in both in vitro and in vivo glioblastoma animal models and has been demonstrated to be orally bioavailable and capable of crossing the blood brain barrier.

2. Liquidity

The Company has not generated any revenues from product sales and has funded operations primarily from the proceeds of public and private offerings of equity, convertible debt and convertible preferred stock. Substantial additional financing will be required by the Company to continue to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties and other strategic alliances and business transactions. During 2019, the Company raised approximately $16.0 million in three separate financings, including the proceeds from the exercise of warrants issued in such financing. See Note 7 for further details.

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

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash and cash equivalents as of December 31, 2019 are sufficient to fund operations into January of 2021.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors, including the current economic environment. Significant items subject to such estimates are assumptions used for purposes of determining stock-based compensation and accounting for research and development activities. Management believes its estimates to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash equivalents and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about the Company’s cash equivalents measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2019:
Assets:
Cash equivalents	$14,006,193	$—	$—
December 31, 2018:
Assets:
Cash equivalents	$7,990,900	$—	$—

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

Long-lived assets are reviewed for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. The Company does this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If it is determined an impairment exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment of long-lived assets during the years ended December 31, 2019 and 2018.

Intangible Asset

The Company has an indefinite-lived In-Process Research and Development Asset (IPR&D) called RES-529, which has a balance of $8.6 million at both December 31, 2019 and December 31, 2018. RES-529 is a PI3K/Akt/mTOR pathway inhibitor in preclinical development for oncology.

Intangible assets deemed to have indefinite lives are not amortized but rather are assessed for impairment annually on October 1 of the Company’s fiscal year or more frequently if impairment indicators exist. There was no impairment to the Company’s RES-529 intangible asset recognized during the years ended December 31, 2019 and 2018.

Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. See Note 6 for further details.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based Compensation

The Company measures stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company uses the Black-Scholes option pricing model to value its stock option awards. Estimating the fair value of stock option awards requires management to apply judgment and make estimates, including the volatility of the Company’s common stock, the expected term of the Company’s stock options, the expected dividend yield and the fair value of the Company’s common stock on the measurement date. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The expected term of stock options was estimated using the “simplified method” for employee options as the Company has no historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For options granted to non-employees, the Company uses the remaining contractual life. For stock price volatility, the Company uses a combination of their own historical stock price and comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option. The Company accounts for forfeitures in the periods they occur.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, common stock warrants, stock options and unvested restricted stock that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2019	2018
Common stock warrants	22,385,141	2,087,012
Stock options	309,276	203,736
	22,694,417	2,290,748

Recently Issued But Not Yet Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-03, Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of ASC 820. The goal of the ASU is to improve the effectiveness of ASC 820's disclosure requirements. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company does not believe that the adoption of this standard will have a material impact on its related disclosures.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted ASC 842, effective January 1, 2019 using a modified retrospective approach and elected to apply the available practical expedients. The standard had an impact on the Company’s consolidated balance sheet but did not have an impact on the Company’s consolidated statements of operations or consolidated statements of cash flows upon adoption. The most significant impact of ASC 842 was the recognition of a $0.3 million ROU asset and corresponding lease liability for the Company's single operating lease.

On January 1, 2019, the Company adopted ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU No. 2018-07”) which simplifies the accounting for share-based payments granted to non-employees for goods and services. The ASU supersedes ASC 505-50 Equity-based Payments to Non-employees and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees. The adoption of ASU No. 2018-17 did not have an impact on the consolidated financial statements of the Company.

4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2019	2018
Laboratory equipment	$182,357	$182,357
Furniture and office equipment	151,442	155,113
Leasehold improvements	430,000	430,000
Total property and equipment	763,799	767,470
Less: accumulated depreciation	(511,433)	(417,189)
Property and equipment, net	$252,366	$350,281

Depreciation expense was approximately $0.1 million for both the years ended December 31, 2019 and 2018, respectively.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2019	2018
Accrued payroll and payroll related expenses	$182,708	$409,889
Accrued professional fees	48,338	69,231
Accrued clinical studies expenses	57,378	34,000
Other	70,108	92,106
Total	$358,532	$605,226

6. Commitments and Contingencies

Office Space Lease Commitment

The Company has a non-cancelable operating lease for office and laboratory space in Charlottesville, Virginia, which began in April 2017 and, as of December 31, 2019, has a remaining lease term of approximately 2.3 years. As disclosed in Note 3, the Company adopted ASC 842 in the first quarter of 2019 and as a result of the adoption, the Company recognized a current operating lease liability of $0.1 million and a noncurrent operating lease liability of $0.2 million with a corresponding ROU asset of the combined amounts, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company's operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 10%. The original term of the lease ends in the second quarter of 2022 and the Company has an option to extend for another 5 years. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of December 31, 2019.

Rent expense related to the Company's operating lease for both the years ended December 31, 2019 and 2018 was approximately $0.1 million. Future minimum rental payments under the Company's non-cancelable operating lease at December 31, 2019 were as follows:

Rental Commitments
2020	$116,464
2021	118,519
2022	39,735
Total	274,718
Less: imputed interest	(27,675)
$247,043

Future minimum rental payments under the Company's non-cancelable operating lease was as follows as of December 31, 2018:

Rental Commitments
2019	$114,409
2020	116,464
2021	118,519
2022	39,735
Total	$389,127

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Retirement Plan

The Company has established a 401(k) defined contribution plan (the 401(k) Plan) that covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. The Company made matching contributions under the 401(k) Plan of approximately $68,000 for both the years ended December 31, 2019 and 2018.

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

7. Stockholders' Equity and Common Stock Warrants

   2019 Common Stock Offerings

In December 2019, Company completed an offering (the “December 2019 Offering”) of 6,266,787 shares of its common stock and warrants to purchase 6,266,787 shares of common stock. The shares of common stock and warrants were sold for a combined purchase price of $0.5585 per share for net proceeds of $3.0 million. The December 2019 Offering warrants are exercisable beginning on the date of their issuance until June 13, 2025 at an initial exercise price equal to $0.4335 per share.

In addition, at the closing of the December 2019 Offering, the Company issued warrants to purchase up to 313,339 shares of common stock to designees of the placement agent. The placement agent's warrants have an exercise price of $0.6981 per share and a term of five years from the date of issuance.

In November 2019, the Company completed a registered direct public offering (the “November 2019 Offering”) of 5,104,429 shares of its common stock, and 6,324,143 pre-funded warrants each to purchase one share of common stock, together with warrants to purchase up to 22,857,144 shares of common stock at a combined public offering price of $0.35 per share and associated warrants for total net proceeds of $3.3 million. The warrants were issued with an exercise price of $0.35 per warrant and are exercisable beginning on their date of issuance. Of the warrants issued, 11,428,572 have a term of 18 months and 11,428,572 have a term of 5 years. During the year ended December 31, 2019, 11,091,716 of those warrants were exercised for proceeds of $3.9 million.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, at the closing of the November 2019 Offering, the Company issued warrants to purchase up to 571,429 shares of common stock to designees of the placement agent. The placement agent's warrants have an exercise price of $0.4375 per share and a term of five years from the date of issuance.

In May 2019, the Company completed a registered direct public offering (the “May 2019 Offering”) of 1,317,060 shares of common stock and a private placement of warrants to purchase 1,317,060 shares of common stock. The shares of common stock and warrants were sold for a combined purchase price of $4.895 for total net proceeds of $5.6 million. The warrants are exercisable beginning on the date of their issuance until November 29, 2024 at an initial exercise price equal to $5.00.

In addition, at the closing of the May 2019 Offering, the Company issued warrants to purchase up to 65,853 shares of common stock to designees of the placement agent. The placement agent's warrants have an exercise price of $6.11875 per share and a term of 5 years from the date of issuance.

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

In addition, at the closing, the Company issued to designees of the underwriter warrants to purchase up to 50,000 shares of common stock. The underwriter’s warrants have an exercise price of $15.00 per share and a term of five years from the date of issuance.

As a result of the Company's common stock offering in January 2018, all outstanding shares of the Company's Series A convertible preferred stock converted into 1,400,462 shares of common stock of which (i) 553,752 shares were issued for the automatic conversion of Series A convertible preferred stock (ii) 68,815 shares were issued upon settlement of accrued dividends and (iii) 777,895 shares were issued for the settlement of the “make-whole” adjustment feature. A deemed dividend of $8.2 million was recognized for the value of the common shares issued for the settlement of the make-whole adjustment feature.

     Common Stock Warrants

During its evaluation of equity classification for the Company's common stock warrants issued in 2019 and 2018, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Common stock warrants issued in 2017 related to Series A convertible preferred stock offering	903,870		$33.30		March 2022
Common stock warrants issued in 2018 related to the common stock offering	1,181,375	$12.00	-	$15.00	January 2023
Common stock warrants issued related to the May 2019 Offering	1,382,913	$5.00	-	$6.11875	May and December 2024
Common stock warrants issued related to the November 2019 Offering	12,336,857	$0.35	-	$0.4375	May 2024
Common stock warrants issued related to the December 2019 Offering	6,580,126	$0.4335	-	$0.6981	December 2024 and June 2025
	22,385,141

During the years ended December 31, 2019 and 2018, 1,767 and 28,123 warrants expired, respectively.

8. Stock-Based Compensation

2015 Equity Plan

The Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan, as amended (the "2015 Equity Plan"), provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's board of directors. Accordingly, 1,339,215 shares were added to the reserve as of January 1, 2020, which shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of December 31, 2019, there were 19,740 shares of common stock available for future issuance under the 2015 Equity Incentive Plan. Generally, the options have a ten (10) year contractual term and vest in equal monthly installments over three (3) years.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the periods indicated:

	Year ended December 31,
	2019	2018
Research and development	$54,155	$62,161
General and administrative	461,607	1,159,430
Total stock-based compensation expense	$515,762	$1,221,591

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to all stock option:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2018	170,461	$109.74
Granted	44,005	15.37
Forfeited	(10,583)	131.25
Expired	(147)	256.50
Balance at January 1, 2019	203,736	$88.14	6.70	$143
Granted	117,270	2.62
Forfeited	(11,583)	83.81
Expired	(147)	276.00
Outstanding at December 31, 2019	309,276	$55.78	6.98	$—
Exercisable at December 31, 2019	235,415	$71.75	6.34	$—
Vested and expected to vest at December 31, 2019	309,276	$55.78	6.98	$—

The weighted average grant date fair value of stock option awards granted was $2.16 and $12.63 during the years ended December 31, 2019 and 2018, respectively. The total fair value of options vested during the years ended December 31, 2019 and 2018 were $0.6 million and $1.2 million, respectively. No options were exercised during any of the periods presented. At December 31, 2019, there was $0.3 million of unrecognized compensation cost related to unvested options that will be recognized as expense over a weighted-average period of 1.06 years.

The grant date fair value of employee stock options is determined using the Black-Scholes model. The following assumptions were used during the years ended December 31, 2019 and 2018:

	2019			2018
Expected term (in years)	5.25	—	5.77	5.27	—	5.66
Risk-free interest rate	1.9%	—	2.5%	2.3%	—	2.8%
Expected volatility	112.4%	—	114.4%	113.6%	—	115.0%
Dividend yield	—	—	—	—	—	—

9.  Income Taxes

Since inception, the Company has incurred net losses, and until 2018, had not recorded any U.S. federal or state income tax benefits for the losses. In 2018, as a result of the change in net operating loss carryforward period associated with the Tax Cuts and Jobs Act ("the 2017 Tax Act"), the Company recognized an income tax benefit to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets. In 2019, as a result of a change in ownership under the provisions of Internal Revenue Code Section 382, the cumulative benefit of net operating losses was remeasured which resulted in tax expense to reverse the 2018 benefit recorded and record a benefit relative to losses incurred in 2019 after the date of the change in ownership.

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

Deferred tax assets	December 31, 2019	December 31, 2018
Net operating loss carryforwards	$1,504,496	$5,875,074
Stock option compensation	1,381,750	2,456,410
Orphan Drug credits	81,700	2,847,803
Lease liability	63,589
Capitalized start-up costs and other	9,187,898	7,349,092
Valuation allowance	(12,051,440)	(18,091,090)
Deferred tax assets	167,993	437,289

Deferred tax liabilities
Intangible assets	(2,223,678)	(2,223,678)
Right of use asset	(63,589)	—
Deferred tax liabilities	(2,287,267)	(2,223,678)

Net deferred tax liability	$(2,119,274)	$(1,786,389)

The Company does not have unrecognized tax benefits as of December 31, 2019 or December 31, 2018. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had net operating loss carryforwards (“NOL”) for federal and state income tax purposes at December 31, 2019 and 2018 of approximately:

Combined NOL Carryforwards:	December 31, 2019	December 31, 2018
Federal	$5,844,972	$22,819,972
State	5,844,972	22,845,568

The pre-2018 net operating loss carryforwards begin expiring in 2020 for both federal and state income tax purposes. In November 2019, as a result of a change of ownership under the provisions of Internal Revenue Code Section 382 and similar state provisions, the Company’s ability to utilize their net operating loss carryforwards to offset future income was limited. The Company recorded a valuation allowance against a portion of their deferred tax assets as of December 31, 2019 because of the uncertainty of their realization.

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

Rate reconciliation:	December 31, 2019	December 31, 2018
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax, net of Federal benefit	(2.5)%	(2.9)%
Goodwill impairment	—%	7.7%
Orphan drug credit	25.3%	(1.3)%
Change in valuation allowance	(7.5)%	15.2%
Stock compensation	8.6%	—%
Other	0.1%	—%
Total provision	3.0%	(2.3)%

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s 2016 to 2018 tax years remain open and subject to examination.

10. Related Party Transactions

The Company’s Director of Information Technologies is the son of the Chief Executive Officer and he has held that position since December 2014.

11. Subsequent Event

Through March 17, 2020, 1,124,071 warrants were exercised at $0.35 per warrant resulting in proceeds received of $0.4 million.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Finance, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the Proxy Statement for the 2020 Annual Meeting of Stockholders (“Proxy Statement”) or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

None.

DIFFUSION PHARMACEUTICALS INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

Exhibit No.	Description	Method of Filing
3.1	Certificate of Incorporation of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2018
3.2	Bylaws of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Exhibit 3.4 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
4.1	Form of Warrant issued to Investors in the 2017 Private Placement by Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on March 15, 2017
4.2	Form of 2018 Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on January 19, 2018
4.3	Form of 2018 Underwriters’ Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on January 22, 2018
4.4	Form of May 2019 Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 28, 2019
4.5	Form of May 2019 Placement Agent’s Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 28, 2019
4.6	Form of November 2019 Series I Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on November 13, 2019
4.7	Form of November 2019 Series II Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on November 13, 2019
4.8	Form of November 2019 Pre-Funded Warrant	Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on November 13, 2019
4.9	Form of November 2019 Placement Agent’s Warrant	Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K filed on November 13, 2019
4.1	Form of December 2019 Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on December 13, 2019
4.11	Form of December 2019 Placement Agent’s Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on December 13, 2019
4.12	Description of Securities	Filed herewith
10.1	Employment Agreement dated as of September 6, 2016 by and between David G. Kalergis and Diffusion Pharmaceuticals Inc.*	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed on September 8, 2016
10.2	Employment Agreement dated as of October 18, 2016 by and between John L. Gainer and Diffusion Pharmaceuticals Inc.*	Incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K/A as filed on April 28, 2017
10.3	Amended and Restated Employment Agreement, dated as of September 21, 2018, by and between William Karl Hornung and Diffusion Pharmaceuticals Inc. *	Incorporated by reference to Exhibit 10.2 to the registrants Current Report on Form 8-K filed September 27, 2018

10.4	Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K as filed on June 18, 2015
10.5	Amendment No. 1 to Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan	Incorporated by reference to Appendix B to the registrants definitive proxy statement on Schedule 14A filed on June 10, 2016
10.6	Form of Diffusion Pharmaceuticals Inc. Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.5 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017
10.7	Form of Diffusion Pharmaceuticals LLC Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.24 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
10.8	Form of 2015 Incentive Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on June 18, 2015
10.90	Form of 2015 Non-Statutory Stock Option Agreement under the Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on June 18, 2015
10.10	Form of Stock Option Agreement between the Company and certain former Executive Officers*	Incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014
10.11	Form of Stock Option Agreement between the Company and certain former Directors*	Incorporated by reference to Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2014
10.12	Form of Indemnification Agreement between Diffusion Pharmaceuticals Inc. and each of its Directors and Officers*	Incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
10.13	Lease Agreement, dated March 31, 2017, by and between Diffusion Pharmaceuticals Inc. and One Carlton LLC	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 15, 2017
10.14	Contingent Value Rights Agreement, dated as of January 8, 2016, by and between Diffusion Pharmaceuticals Inc. and Computershare, Inc., as Rights Agent	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 8, 2016
21.1	Subsidiaries of Diffusion Pharmaceuticals Inc.	Filed herewith
23.1	Consent of KPMG LLP, independent registered public accounting firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101

The following materials from the registrant’s annual report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

Filed herewith

*	A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2020	DIFFUSION PHARMACEUTICALS INC.
	By:	/s/ David G. Kalergis David G. Kalergis Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date
/s/ David G. Kalergis	Chairman of the Board and Chief Executive Officer	March 17, 2020
David G. Kalergis	(Principal Executive Officer)

/s/ William K. Hornung	Chief Financial Officer	March 17, 2020
William K. Hornung	(Principal Financial and Accounting Officer)

/s/ Robert Adams	Director	March 17, 2020
Robert Adams

/s/ Robert J. Cobuzzi	Director	March 17, 2020
Robert J. Cobuzzi

/s/ John L. Gainer	Director	March 17, 2020
John L. Gainer

/s/ Mark T. Giles	Director	March 17, 2020
Mark T. Giles

/s/ Alan Levin	Director	March 17, 2020
Alan Levin