Form 10-Q
period 2020-06-30
Diffusion Pharmaceuticals Inc.
filed 2020-08-07
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of common stock outstanding at August 5, 2020 was 63,998,298 shares.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DFFN	NASDAQ Capital Market

DIFFUSION PHARMACEUTICALS INC.

FORM 10-Q

JUNE 30, 2020

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

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diffusion Pharmaceuticals Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$25,561,599	$14,177,349
Prepaid expenses, deposits and other current assets	1,147,174	472,464
Total current assets	26,708,773	14,649,813
Property and equipment, net	198,325	252,366
Intangible asset	8,639,000	8,639,000
Right of use asset	194,879	247,043
Other assets	252,149	322,301
Total assets	$35,993,126	$24,110,523
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,354,948	$1,251,412
Accrued expenses and other current liabilities	317,075	358,532
Current operating lease liability	109,808	111,477
Total current liabilities	1,781,831	1,721,421
Deferred income taxes	1,249,569	2,119,274
Noncurrent operating lease liability	85,071	135,566
Total liabilities	3,116,471	3,976,261
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.001 par value:
1,000,000,000 shares authorized; 63,998,298 and 33,480,365 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	63,999	33,481
Additional paid-in capital	130,220,772	111,824,859
Accumulated deficit	(97,408,116)	(91,724,078)
Total stockholders' equity	32,876,655	20,134,262
Total liabilities and stockholders' equity	$35,993,126	$24,110,523

 See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,173,183	$1,518,381	$3,707,650	$3,218,226
General and administrative	1,458,257	1,068,452	2,852,065	2,269,180
Depreciation	27,021	34,390	54,041	52,662
Loss from operations	3,658,461	2,621,223	6,613,756	5,540,068
Other income:
Interest income	(25,913)	(16,921)	(60,013)	(37,605)
Loss from operations before income tax benefit	(3,632,548)	(2,604,302)	(6,553,743)	(5,502,463)
Income tax benefit	(507,325)	(108,904)	(869,705)	(259,256)
Net loss	$(3,125,223)	$(2,495,398)	$(5,684,038)	$(5,243,207)
Deemed dividend arising from warrant exchange	(1,950,378)	—	(1,950,378)	—
Net loss attributable to common stockholders	$(5,075,601)	$(2,495,398)	$(7,634,416)	$(5,243,207)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.10)	$(0.63)	$(0.18)	$(1.43)
Weighted average shares outstanding, basic and diluted	51,978,286	3,940,684	43,242,891	3,658,457

See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statement of Changes in Stockholders' Equity

Three and Six Months Ended June 30, 2019

(unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2019	3,376,230	$3,377	$95,624,085	$(82,672,508)	$12,954,954
Issuance of common stock and warrants, net of issuance costs	1,317,060	1,317	5,567,633	—	5,568,950
Stock-based compensation expense	—	—	149,080	—	149,080
Net loss	—	—	—	(2,495,398)	(2,495,398)
Balance at June 30, 2019	4,693,290	$4,694	$101,340,798	$(85,167,906)	$16,177,586

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	3,376,230	$3,377	$95,532,881	$(79,924,699)	$15,611,559
Issuance of common stock and warrants, net of issuance costs	1,317,060	1,317	5,567,633	—	5,568,950
Stock-based compensation expense	—	—	240,284	—	240,284
Net loss	—	—	—	(5,243,207)	(5,243,207)
Balance at June 30, 2019	4,693,290	$4,694	$101,340,798	$(85,167,906)	$16,177,586

See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statement of Changes in Stockholders' Equity

Three and Six Months Ended June 30, 2020

(unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2020	34,604,436	$34,605	$112,149,913	$(94,282,893)	$17,901,625
Issuance of common stock and warrants, net of issuance costs	11,428,572	11,429	10,330,202	—	10,341,631
Issuance of common stock upon exercise of warrants	17,965,290	17,965	7,627,213	—	7,645,178
Stock-based compensation expense	—	—	113,444	—	113,444
Net loss	—	—	—	(3,125,223)	(3,125,223)
Balance at June 30, 2020	63,998,298	$63,999	$130,220,772	$(97,408,116)	$32,876,655

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	33,480,365	$33,481	$111,824,859	$(91,724,078)	$20,134,262
Issuance of common stock and warrants, net of issuance costs	11,428,572	11,429	10,330,202	—	10,341,631
Issuance of common stock upon exercise of warrants	19,089,361	19,089	7,760,887	—	7,779,976
Stock-based compensation expense	—	—	304,824	—	304,824
Net loss	—	—	—	(5,684,038)	(5,684,038)
Balance at June 30, 2020	63,998,298	$63,999	$130,220,772	$(97,408,116)	$32,876,655

See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(5,684,038)	$(5,243,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,041	52,662
Stock-based compensation expense	304,824	240,284
Change in deferred income taxes	(869,705)	(259,256)
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(604,558)	(106,390)
Accounts payable, accrued expenses and other liabilities	151,411	48,320
Net cash used in operating activities	(6,648,025)	(5,267,587)

Cash flows provided by financing activities:
Proceeds from the sale of common stock	10,827,100	5,731,779
Proceeds from the exercise of common stock warrants	8,038,603	—
Payment of financing costs	(833,428)	(82,623)
Net cash provided by financing activities	18,032,275	5,649,156

Net increase in cash and cash equivalents	11,384,250	381,569
Cash and cash equivalents at beginning of period	14,177,349	7,991,172
Cash and cash equivalents at end of period	$25,561,599	$8,372,741

Supplemental disclosure of non-cash investing and financing activities:
Offering costs in accounts payable	$148,900	$80,206
Operating lease right of use asset and current and noncurrent liability	$—	$334,205

See accompanying notes to unaudited interim consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

Diffusion Pharmaceuticals Inc. (“Diffusion” or the “Company”), a Delaware corporation, is a clinical stage biotechnology company developing new treatments for life-threatening conditions by improving the body’s ability to bring oxygen to the areas where it is needed most. The Company is developing its lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in those life-threatening conditions in which cellular oxygen deprivation (“hypoxia”) is the basis for significant unmet medical needs. TSC is designed to safely and selectively target and re-oxygenate the micro-environment of hypoxic cells, with potential uses in many indications, including COVID-19, stroke, oncology, and cardiovascular disease.

The Company intends to begin first enrollment in Q3 2020 in its planned international TSC/COVID-19 program, designed to test TSC in a total of approximately 424 COVID-19 patients with symptoms of impaired respiratory function and low oxygen levels. Low oxygen levels are a frequent result of damage to the lungs, often leading to organ failure, the leading cause of death in COVID-19 patients. Diffusion believes TSC’s oxygen-enhancing mechanism could provide an important new treatment option.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash and cash equivalents as of June 30, 2020 are sufficient to fund operations into the fourth quarter of 2021.

3.	Basis of Presentation and Summary of Significant Accounting Policies

The Summary of Significant Accounting Policies included in the Company's Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 17, 2020 have not materially changed, except as set forth below.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”), and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2020, its results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2019 filed with the SEC on Form 10-K on March 17, 2020.

Use of Estimates

The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date the financial statements and reported amounts of expense during the reporting period. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, governmental and business responses to the ongoing pandemic,  further actions taken to contain or treat COVID-19 and the speed of the anticipated recovery, as well as the ongoing economic impact on local, regional, national and international markets. The COVID-19 pandemic had no material impact on our estimates and assumptions used in the preparation of the unaudited interim consolidated financial statements for the quarterly period ended June 30, 2020. Due to the uncertainty of factors surrounding these estimates or judgments, actual results may materially vary from our estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined.  Our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash equivalents and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity.

The following fair value hierarchy table presents information about the Company’s cash equivalents measured at fair value on a recurring basis:

	March 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$25,383,744	$—	$—

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$14,006,193	$—	$—

Intangible Asset

The Company's RES-529 intangible asset is assessed for impairment annually on October 1 of the Company’s fiscal year or more frequently if impairment indicators exist. There was no impairment to the Company’s RES-529 intangible asset recognized during the three or six months ended June 30, 2020 and 2019.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following potentially dilutive securities outstanding as of June 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Six Months Ended June 30,
	2020	2019
Common stock warrants	9,117,209	3,469,925
Stock options	1,427,829	309,276
Unvested restricted stock awards	98,100	—
	10,643,138	3,779,201

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

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Accrued payroll and payroll related expenses	252,194	182,708
Accrued professional fees	—	48,338
Accrued clinical studies expenses	52,705	57,378
Other accrued expenses	12,176	70,108
Total	$317,075	$358,532

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Stockholders' Equity and Common Stock Warrants

2020 Common Stock Offering

In May 2020, the Company completed a public offering (the “May 2020 Offering”) of 11,428,572 shares of its common stock for a purchase price of $1.05 per share for net proceeds of $10.3 million after deducting commissions, discounts and other offering costs. In addition, at the closing of the May 2020 Offering, the Company issued warrants to purchase up to 571,429 shares of common stock to designees of the placement agent for the May 2020 Offering. The placement agent's warrants have an exercise price of $1.3125 per share and a term of five years from the date of issuance.

Additionally, in May 2020, the Company entered into a warrant exercise agreement with an investor (the “May 2020 investor warrant exercise”) who held existing warrants to purchase up to an aggregate of 5,000,000 shares of our common stock at an exercise price of $0.35 per share (the “Prior Warrant”). In consideration for the exercise of the the Prior Warrants for cash and an additional $0.125 per each share of common stock in the Prior Warrant being exercised, the exercising investor received new unregistered warrants to purchase up to an aggregate of 5,000,000 shares of common stock in a private placement. The warrants are exercisable immediately at an exercise price of $0.5263 per share and exercisable until November 8, 2025. The Company recognized a deemed dividend of $2.0 million to reflect the value as determined by a Black-Scholes option-pricing model of the consideration given above the additional cash received as an inducement for the investor to exercise the warrants. This deemed dividend is recorded in the Company's statement of operations during the three months ended June 30, 2020 as an increase to the net loss attributable to common stockholders for purposes of computing net loss per share, basic and diluted.

In connection with the May 2020 investor warrant exercise, the Company issued warrants to purchase up to 250,000 shares of common stock to the placement agent with an exercise price of $0.5938 per share and otherwise have identical terms to the warrants issued to the investor.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

As of June 30, 2020, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per shar			Expiration dates
Common stock warrants issued in 2017 related to Series A convertible preferred stock offering	903,870		$33.30		March 2022
Common stock warrants issued in 2018 related to the common stock offering	1,181,375	$12.00	-	$15.00	January 2023
Common stock warrants issued related to the May 2019 offering	1,382,913	$5.00	-	$6.11875	November 2024
Common stock warrants issued related to the November 2019 offering	514,283	$0.35	-	$0.4375	May 2024
Common stock warrants issued related to the December 2019 offering	313,339		$0.6981		December 2024
Common stock warrants issued related to the May 2020 offering	571,429		$1.3125		May 2025
Common stock warrants issued related to May 2020 investor warrant exercise	4,250,000	$0.5263	-	$0.5938	November 2025
	9,117,209

During the six months ended June 30, 2020, no warrants expired, and 19,089,361 warrants were exercised for 19,089,361 shares of common stock resulting in net proceeds of $7.8 million.

6.	Stock-Based Compensation

2015 Equity Plan

The Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan, as amended (the "2015 Equity Plan"), provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's board of directors. Accordingly, 1,339,215 shares were added to the reserve as of January 1, 2020, which shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of June 30, 2020, there were 142,302 shares of common stock available for future issuance under the 2015 Equity Plan.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$91,896	$13,577	$188,426	$27,173
General and administrative	21,548	135,503	116,398	213,111
Total stock-based compensation expense	$113,444	$149,080	$304,824	$240,284

The following table summarizes the activity related to all stock options for the six months ended June 30, 2020:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)
Balance at January 1, 2020	309,276	$55.78
Granted	1,118,700	0.58
Expired	(147)	142.50
Outstanding at June 30, 2020	1,427,829	$12.53	8.9
Exercisable at June 30, 2020	660,504	$26.17	8.2

The weighted average grant date fair value of stock option awards granted was $0.46 per share during the six months ended June 30, 2020. No options were exercised during any of the periods presented. At June 30, 2020, there was $0.5 million of unrecognized compensation expense that will be recognized over a weighted-average period of 1.5 years.

Options granted were valued using the Black-Scholes option-pricing model and the weighted average assumptions used to value the options granted during the six months ended June 30, 2020 were as follows:

2020
Expected term (in years)	5.59
Risk-free interest rate	1.3%
Expected volatility	115.1%
Dividend yield	—%

Restricted Stock Awards

During the six months ended June 30, 2020, the Company granted 98,100 restricted stock awards to a member of the board of directors of the Company. The grant date fair value of each restricted stock award granted during the six months ended June 30, 2020 was $0.51. The shares begin to vest 18 months after the grant date. The Company recognized approximately $4,000 and $8,000 in expense related to this award during the three and six months ended June 30, 2020, respectively. At June 30, 2020, there was approximately $42,000 of unrecognized compensation cost that will be recognized over a weighted average period of 2.58 years.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments and Contingencies

Office Space Rental

The Company has a non-cancelable operating lease for office and laboratory space in Charlottesville, Virginia, which began in April 2017 and as of June 30, 2020, has a remaining lease term of approximately 1.8 years. The Company adopted ASC 842 in the first quarter of 2019 and as a result of the adoption, the Company recognized a current operating lease liability of $0.1 million and a noncurrent operating lease liability of $0.2 million with a corresponding ROU asset of the combined amounts, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company's operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 10%. The original term of the lease ends in the second quarter of 2022 and the Company has an option to extend for another five (5) years. This option to extend was not recognized as part of the Company's measurement of the ROU asset and operating lease liability as of June 30, 2020.

Rent expense related to the Company's operating lease for both the three months ended June 30, 2020 and 2019 was approximately $30,000. Rent expense for the six months ended June 30, 2020 and 2019 was approximately $60,000 and $50,000, respectively. Future minimum rental payments under the Company's non-cancelable operating lease at June 30, 2020 was as follows:

Rental Commitments
2020	58,575
2021	118,519
2022	39,735
Total	216,829
Less: imputed interest	(21,950)
$194,879

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

Defined Contribution Retirement Plan

The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) that covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. The Company made matching contributions under the 401(k) Plan of approximately $14,000 and $20,000 for the three months ended June 30, 2020 and 2019, respectively and matched approximately $31,000 and $38,000 during the six months ended June 30, 2020 and 2019, respectively.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

You should read the following discussion of our financial condition and results of operations together with the unaudited interim consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward looking statements that involve a number of risks and uncertainties, including those discussed under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward Looking Statements” in this report and under “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2019. These risks could cause our actual results to differ materially from any future performance suggested below.

Business Overview

We are a clinical stage biotechnology company developing new treatments for life-threatening conditions by improving the body’s ability to bring oxygen to the areas where it is needed most. We are developing our lead product candidate, transcrocetinate sodium, also known as trans sodium crocetinate (“TSC”), for use in those life-threatening conditions in which cellular oxygen deprivation (“hypoxia”) is the basis for significant unmet medical needs. TSC is designed to safely and selectively target and re-oxygenate the micro-environment of hypoxic cells, with potential uses in many indications, including COVID-19, stroke, oncology, and cardiovascular disease.

In stroke, TSC helps promote the diffusion of oxygen into those brain cells in which oxygen-deprivation causes neuronal death resulting in patient mortality or morbidity. In cancer, TSC re-oxygenates treatment-resistant cancerous tissue, making the cancer cells up to three times more susceptible to the therapeutic effects of standard-of-care radiation therapy and chemotherapy. A range of tissue types, including both normal and cancerous cells, have been shown to be safely re-oxygenated in our preclinical and clinical studies using TSC’s novel mechanism of action.

We believe TSC’s ability to re-oxygenate normal (i.e. non-cancerous) tissue that has become oxygen-deprived provides opportunities for new therapeutic approaches to conditions ranging from stroke and emergency medicine - including COVID-19 where multiple organ failure associated with Acute Respiratory Distress Syndrome (ARDS) is the leading cause of death - to cardiovascular and neurodegenerative diseases. In the treatment of cancerous tissue, we believe TSC’s therapeutic potential to lessen the tumor's treatment resistance to radiation and chemo-therapy is not limited to one specific tumor type, thereby making it potentially useful to improve standard-of-care treatments in many life-threatening cancers. Given TSC's safety profile and animal data, we could, with appropriate funding, move directly into Phase 2 studies for TSC in other cancers. The successful completion of trials for TSC or any other potential product candidate in these or any other indication is dependent upon our ability to further raise necessary capital.

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

Patients with COVID-19 infections are at risk for developing ARDS, which can lead to death from systemic hypoxemia (general lack of oxygen to body tissue and vital organs) and we believe that TSC’s oxygen-enhancing mechanism could provide an important new treatment option. Our TSC/Covid-19 clinical development program will begin with an open-label Phase 1b lead-in trial which, if successful, will be followed by one or more randomized double-blinded clinical trials powered for statistical significance. The lead-in will test TSC in 24 hospitalized COVID-19 patients at the Romanian National Institute of Infectious Diseases (NIID). We expect to begin dosing in this trial in the 3rd quarter of 2020 with data read-out in the fourth quarter of 2020. In addition to safety, the lead-in trial will collect data on possible increased oxygenation, thereby helping determine TSC dosing for follow-on studies.

Assuming positive results for the lead-in trial and following regulatory approvals, we plan to begin a clinical trial program in the U.S. and Europe to study the safety and efficacy of TSC compared to placebo in a total of approximately 400 hospitalized COVID-19 patients. This clinical trial program will reflect the guidance received from both the US FDA and European regulatory agencies, with data availability presently targeted in about 18 months.

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

The trial began with an FDA-mandated open label 8 patient safety run-in for which enrollment has completed and is now closed. With the FDA’s permission, a total of 19 patients were enrolled to ensure that at least 8 complete data sets meeting the FDA’s specified 4-month exposure period would be available for review. The INTACT Trial Data Safety Monitoring Board (DSMB) met in the third quarter of 2019 and, based on their analysis, recommended that the study be continued. The DSMB concluded that no adverse safety signal had been observed, and unanimously recommended continuing the study as planned using the highest tested dose of TSC - 1.5 mg/kg - during the adjuvant treatment chemotherapy period with temozolomide. We believe that a preliminary efficacy signal was also received. A total of 10 patients were enrolled into the higher dose cohorts and 9 in the lower dose cohorts. In the higher dose patients, where the best results were expected, 3 discontinued treatment before meeting the FDA exposure period criteria. Of the 7 patients who met the criteria, 4 remain alive as of July 30, 2020. Commencement of enrollment in the randomization portion of the INTACT Phase 3 Trial is contingent upon our entering into a strategic partnership providing the necessary resources to undertake the full trial.

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

COVID-19 Pandemic

The spread of COVID-19 during the first half of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020 the World Health Organization declared COVID-19 a pandemic. We have experienced some disruptions to clinical operations, including with respect to patient enrollment in our clinical trials, specifically related to our stroke trial. In this time of uncertainty as a result of the COVID-19 pandemic, we have taken precautionary measures and adjusted our operational needs. We are continuing to conduct trials at certain clinical trial sites while taking precautions to provide a safe work environment for our trial participants and employees. However, some in-person visits are currently on hold and other activities are being conducted remotely to the extent possible. We have also made internal resource allocation decisions in order to deliver on key business objectives and to increase our financial flexibility, including, for example, pausing the development of certain preclinical research programs, delaying the start of certain longer-term clinical studies, limiting staff hiring and reducing the number of contract workers, and delaying or limiting information technology and facilities infrastructure projects. We may have to take further actions that we determine are in the best interests of our trial participants and employees or as required by federal, state, or local authorities.

These changes will be reviewed based on future operating conditions and we will continue to take appropriate measures to address our changing needs. As the pandemic continues to unfold, the extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Any prolonged material disruption on recruiting or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays with respect to product development activities and could negatively impact our consolidated financial position, consolidated results of operations and consolidated cash flows.

Financial Summary

In May 2020, we completed an offering (the “May 2020 Offering”) of 11,428,572 shares of our common stock for a purchase price of $1.05 per share for net proceeds of $10.3 million after deducting commissions, discounts and other offering costs.  In addition, at the closing of the May 2020 Offering, we issued warrants to purchase up to 571,429 shares of common stock to designees of the placement agent. The placement agent's warrants have an exercise price of $1.3125 per share and a term of five years from the date of issuance.

Additionally, in May 2020, we entered into a warrant exercise agreement with an investor (the “May 2020 investor warrant exercise”) who held an existing warrant to purchase up to an aggregate of 5,000,000 of our shares of common stock at an exercise price of $0.35 per share (the “Prior Warrant”). In consideration for the exercise of the Prior Warrants for cash and an additional $0.125 per each share of common stock underlying the Prior Warrant being exercised, the exercising investor received a new unregistered warrant to purchase up to an aggregate of 5,000,000 shares of common stock in a private placement. The warrant is exercisable immediately at an exercise price of $0.5263 per share and exercisable until November 8, 2025. In connection with the May 2020 investor warrant exercise, the Company issued 250,000 warrants to purchase shares of common stock to the placement agent with an exercise price of $0.5938 per share and which otherwise have identical terms to the warrants issued to the investor.

At June 30, 2020, we had cash and cash equivalents of $25.6 million. We have incurred operating losses since inception, have not generated any product revenue and have not achieved profitable operations. We incurred net losses of $3.1 million and $5.7 million for the three and six months ended June 30, 2020, respectively. Our accumulated deficit as of June 30, 2020 was $97.4 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our lead, clinical-stage product candidate, TSC. We anticipate that our expenses will substantially increase as we:

•	ramp up our clinical programs using TSC in COVID-19 patients;

•	continue our Phase 2 clinical trial for TSC in stroke;

•	continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

•	conduct other preclinical and clinical studies to support the filing of any New Drug Application (“NDA”) with the FDA;

•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, manufacturing, and scientific personnel; and

•	add, acquire or develop operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC. We believe that our cash and cash equivalents as of June 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021.

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

Results of Operations for Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth our results of operations for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30
	2020	2019	Change
Operating expenses:
Research and development	$2,173,183	$1,518,381	$654,802
General and administrative	1,458,257	1,068,452	389,805
Depreciation	27,021	34,390	(7,369)
Loss from operations	3,658,461	2,621,223	1,037,238
Other income:
Interest income	(25,913)	(16,921)	(8,992)
Loss from operations before income tax benefit	(3,632,548)	(2,604,302)	(1,028,246)
Income tax benefit	(507,325)	(108,904)	(398,421)
Net loss	$(3,125,223)	$(2,495,398)	$(629,825)

We recognized $2.2 million in research and development expenses during the three months ended June 30, 2020 compared to $1.5 million during the three months ended June 30, 2019. The increase was attributable to a $0.6 million increase in costs associated with follow on work for our 19 patient run-in Phase 3 trial for GBM, a $0.3 million increase in expense related to our open-label Phase 1b lead-in trial for TSC in COVID-19 patients, and a $0.3 million increase in associated manufacturing costs as we ramp up the trial. These increases were offset in part by a $0.5 million decrease in costs associated with the delay in our Phase 2 stroke trial due to the COVID-19 pandemic.

General and administrative expenses were $1.5 million during the three months ended June 30, 2020 compared to $1.1 million during the three months ended June 30, 2019. The increase in general and administrative expense was primarily due to a $0.3 million increase in professional fees and a $0.1 million increase in salaries, wages and other costs.

We recognized income tax benefit of $0.5 million and $0.1 million during the three months ended June 30, 2020 and 2019, respectively, to reflect the utilization of indefinite deferred tax liabilities as a source of income against indefinite lived portions of our deferred tax assets.

Results of Operations for Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth our results of operations for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$3,707,650	$3,218,226	$489,424
General and administrative	2,852,065	2,269,180	582,885
Depreciation	54,041	52,662	1,379
Loss from operations	6,613,756	5,540,068	1,073,688
Other income:
Interest income	(60,013)	(37,605)	(22,408)
Loss from operations before income tax benefit	(6,553,743)	(5,502,463)	(1,051,280)
Income tax benefit	(869,705)	(259,256)	(610,449)
Net loss	$(5,684,038)	$(5,243,207)	$(440,831)

We recognized $3.7 million in research and development expenses during the six months ended June 30, 2020 compared to $3.2 million during the six months ended June 30, 2019. The increase was attributable to $0.3 million in expense related to our open-label Phase 1b lead-in trial for TSC in COVID-19 patients, a $0.4 million increase in associated manufacturing expense as we ramp up the trial, and a $0.2 million increase in costs associated with follow on work for our 19-patient Phase 3 trial for GBM. These increases were offset in part by a $0.4 million decrease in costs associated with the delay in our Phase 2 stroke trial due to the COVID-19 pandemic.

General and administrative expenses were $2.9 million during the six months ended June 30, 2020 compared to $2.3 million during the six months ended June 30, 2019. The increase in general and administrative expense was primarily due to a $0.5 million increase in professional fees.

We recognized income tax benefit of $0.9 million and $0.3 million during the six months ended June 30, 2020 and 2019, respectively, to reflect the utilization of indefinite deferred tax liabilities as a source of income against indefinite lived portions of our deferred tax assets.

Liquidity and Capital Resources

Working Capital

To date, we have funded our operations primarily through the issuance and sale of common stock and warrants, convertible debt and convertible preferred stock. In May 2020, we completed an offering of 11,428,572 shares of our common stock for a purchase price of $1.05 per share for net proceeds of $10.3 million after deducting commissions, discounts and other offering costs. Additionally, during the six months ended June 30, 2020, investors exercised warrants to purchase 17,965,290 shares of our common stock for net proceeds of $7.8 million.

As of June 30, 2020, we had $25.6 million in cash and cash equivalents, working capital of $24.9 million and an accumulated deficit of $97.4 million. We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents to fund our working capital and research and development of our product candidates.

 Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
Net cash (used in) provided by:	2020	2019
Operating activities	$(6,648,025)	$(5,267,587)
Financing activities	18,032,275	5,649,156
Net increase in cash and cash equivalents	$11,384,250	$381,569

Operating Activities

Net cash used in operating activities of $6.6 million during the six months ended June 30, 2020 was primarily attributable to our net loss of $5.7 million, our change in deferred income taxes of $0.9 million and our net change in operating assets and liabilities of $0.5 million. These amounts were offset by $0.3 million in stock-based compensation expense, and $0.1 million in depreciation expense. The net change in our operating assets and liabilities is primarily attributable to an increase in our prepaid expenses, deposits and other current assets, which was slightly offset by an increase in accounts payable.

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

Financing Activities

Net cash provided by financing activities was $18.0 million during the six months ended June 30, 2020, which was attributable to the $10.8 million in gross proceeds received upon the sale of our common stock and warrants plus $8.0 million in gross proceeds received from the exercise of common stock warrants. These cash inflows were offset in part by the payment of $0.8 million in financing costs.

Net cash provided by financing activities was $5.6 million during the six months ended June 30, 2019, which was attributable to the $5.7 million in proceeds received upon the sale of our Common Stock and warrants, offset in part by approximately $0.1 million in payments for related financing costs.

Capital Requirements

We expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing our lead product candidate, TSC, for use in the treatment of hypoxia related indications. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to advance the clinical development of our product candidates. At the current time, the bulk of our cash resources for clinical development is dedicated to the open-label Phase 1b lead-in trial for TSC in COVID-19 patients, and, to a lesser extent, the Phase 2 trial for TSC in acute stroke. While we believe we have adequate cash resources to continue operations into the fourth quarter of 2021, we will need to raise additional funds in order to complete these trials. We do not expect to commence any clinical trials beyond these trials unless we are able to raise additional capital, enter into strategic collaborations, or make alternative financing arrangements for any such trials. To date, we have funded our ongoing business operations and short-term liquidity needs, primarily through the sale and issuance of preferred stock, common stock and convertible debt. We expect to continue this practice for the foreseeable future, however, we may enter into strategic partnerships or transactions in order to fund our ongoing capital requirements.

As of June 30, 2020, we did not have credit facilities under which we could borrow funds or any other sources of committed capital. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us or that potential delays in clinical trials due to the impact of COVID-19 could increase the anticipated cost of completing our clinical trials. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify or delay the development of our product candidates and our operations, or we may need to obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise any additional capital in the near-term and/or we cannot significantly reduce our expenses and are forced to terminate our operations, investors may experience a complete loss of their investment.

To the extent that we raise additional capital through the sale of our common stock, the interests of our current stockholders may be diluted. Also, the Company’s outstanding warrants to purchase common stock, if exercised, will dilute the interests of our current stockholders. If we issue additional preferred stock or convertible debt securities, it could affect the rights of our common stockholders or reduce the value of our common stock or any outstanding classes of preferred stock. In particular, specific rights granted to future holders of preferred stock or convertible debt securities may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses.

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

Special Note Regarding Forward-Looking Statements

This report includes forward-looking statements. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory and other approvals for our product candidates, our intellectual property position, our ability to maintain our Nasdaq listing, the degree of clinical utility of our products, particularly in specific patient populations, general business and market conditions, our ability to develop commercial functions, expectations regarding clinical trial data, our results of operations, the sufficiency of the Company’s cash, the Company’s need for and ability to obtain additional financing or partnering arrangements, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report or incorporated by reference, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report or incorporated by reference. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report or incorporated by reference, they may not be predictive of results or developments in future periods.

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

●	our ability to obtain additional financing;

●	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to enroll subjects in our clinical trials at anticipated rates;

●	the success and timing of our preclinical studies and clinical trials;

●	the difficulties in obtaining and maintaining regulatory approval;

●	our ability to obtain and maintain regulatory approval of our products and product candidates, including the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our product candidates;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●	the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

●	our ability to operate our business without infringing the intellectual property rights of others;

●	recently enacted and future legislation regarding the healthcare system;

●	our ability to satisfy the continued listing requirements of the NASDAQ Capital Market or any other exchange on which our securities may trade in the future;

●	the ability of the Company to continue as a going concern.

●	the success of competing products that are or may become available; and

●	the performance of third parties, including contract research organizations and manufacturers.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For this item, please refer to Note 7, Commitments and Contingencies to the Notes to the Unaudited Interim Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

The novel coronavirus (“COVID-19”) pandemic has resulted in significant financial market volatility, and its impact on the global economy and our operations remains uncertain. While we have business continuity plans in place to help mitigate the impact of COVID-19[kcannavo1] , a continuation or worsening of the pandemic could have a material adverse impact on our business, results of operations and financial condition and on the market price of our common stock.

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

As the pandemic continues, and if conditions worsen, [we expect to experience additional adverse effects on our operational activities and our financial condition. It is unclear which adverse effects may be material, and it remains uncertain the degree to which these adverse effects would impact our future operational activities and financial condition even if conditions begin to improve.] With the recent relaxation of restrictions on business operations and in-person gatherings there has been a resurgence in COVID-19 infections in numerous jurisdictions, resulting in the reinstatement of stricter restrictions and shutdowns. It is expected that there will be an ebb and flow to the pandemic with different jurisdictions having higher levels of infections than others over the course of the pandemic. In addition to existing travel restrictions, jurisdictions may continue or reinstate border closures, impose or reimpose prolonged quarantines and further restrict travel and business activity,

As a result of the ongoing COVID-19 pandemic, we [have experienced and may continue to experience] disruptions that could severely impact our business and clinical trials, including:

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

Any negative impact that the COVID-19 pandemic has had or will continue to have on recruiting or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results. In addition, our clinical trial patients who contract COVID-19 may have adverse health outcomes that could impact the results of our clinical trials[kcannavo2] .

The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty and continues to rapidly evolve. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

We face risks related to the planned clinical program to test TSC as a treatment for COVID-19, which has not been approved by the FDA or any other regulatory authority.

In response to the recent global outbreak of COVID-19, on April 24, 2020, we submitted a Pre-IND to the FDA related to a planned clinical program using TSC in COVID-19 patients displaying severe respiratory symptoms and low oxygen levels, which received an accelerated review by the FDA under its Coronavirus Treatment Acceleration Program. We submitted our IND application for the COVID-19 clinical program on July 7, 2020, which incorporates pre-IND regulatory guidance from the FDA. Clinical trial start-up preparations are continuing as our IND submission is under review. The estimated timing of regulatory approval is based on factors beyond our control, including but not limited to, unforeseen scheduling difficulties and unfavorable results at various stages in the pre-market application process. This FDA approval or clearance process may be time-consuming and costly. Moreover, there is no guarantee that the IND submission will ultimately be acceptable to the FDA. Even if the IND is approved by the FDA, there can be no assurance as to when the FDA might provide such approved or when the program might be able to commence, if at all. We intend to work closely with the FDA to determine the best path forward to obtain approval, but we cannot guarantee that these efforts will be successful. Even if FDA approval for trials evaluating TSC for the treatment of ARDS is ultimately granted and we are able to move forward with clinical trials, such trials may entail significant additional time, effort and expense, particularly in light of the difficulty of doing business during the COVID-19 pandemic. In addition, there is no assurance of favorable results from any clinical trials, or that one or more of such trials will be completed in the currently anticipated timelines or at all. Further, we may make a strategic decision to discontinue clinical testing of TSC in COVID-19 patients, including in the event that other parties are successful in developing a more effective treatment for COVID-19.

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

Unregistered Sales of Equity Securities

In May 2020, the Company entered into a warrant exercise agreement with an investor (the “May 2020 investor warrant exercise”) who held existing warrants to purchase up to an aggregate of 5,000,000 shares of our common stock at an exercise price of $0.35 per share (the “Prior Warrant”). In consideration for the exercise of the Prior Warrant for cash and an additional $0.125 per each share of common stock underlying the Prior Warrant being exercised, the exercising investor received a new unregistered warrant to purchase up to an aggregate of 5,000,000 shares of common stock in a private placement. The warrants are exercisable immediately at an exercise price of $0.5263 per share and exercisable until November 8, 2025.

In connection with the May 2020 investor warrant exercise, the Company issued warrants to purchase up to 250,000 shares of common stock to the placement agent with an exercise price of $0.5938 per share and which otherwise have identical terms to the warrants issued to the investor.

 Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See attached Exhibit Index.

DIFFUSION PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
4.1	Form of May 2020 exercise Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 8, 2020
4.2	Form of May 2020 Placement Agent’s Exercise Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 8, 2020
4.3	Form of May 2020 Placement Agent’s Public Offering Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 20, 2020
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Diffusion’s quarterly report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2020

DIFFUSION PHARMACEUTICALS INC.

By:	/s/ David G. Kalergis
David G. Kalergis
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Hornung
William Hornung
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)