Form 10-K
period 2021-12-31
Diffusion Pharmaceuticals Inc.
filed 2022-03-18
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-24477

Diffusion Pharmaceuticals Inc.

(Exact Name of Registrant as specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	30-0645032 (I.R.S. Employer Identification No)
300 East Main Street, Suite 201 Charlottesville, VA (Address of Principal Executive Offices)	22902 (Zip Code)

(434) 220-0718

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	DFFN	The Nasdaq Capital Market

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

The aggregate market value of the registrant’s common stock beneficially owned by non-affiliates of the registrant, calculated based upon the closing sale price of the common stock as quoted by the Nasdaq Capital Market on June 30, 2021 (the last business day of the registrant’s second fiscal quarter), was approximately $74.3 million.

As of March 14, 2022, 101,924,581 shares of common stock of the registrant were outstanding.

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
Altitude Trial

our ongoing Phase 1b clinical trial evaluating TSC in normal healthy volunteers subjected to incremental levels of physical exertion while exposed to hypoxic and hypobaric conditions, or “simulated altitude”

ANDA	abbreviated new drug application
Annual Report	this Annual Report on Form 10-K
API	active pharmaceutical ingredient
ASC	Accounting Standard Codification of the FASB
ASC 815-40	ASC 815-40, Derivatives and Hedging, Contracts in an Entity's Own Equity
ASUs	Accounting Standards Updates of the FASB
Bid Price Rule	the minimum bid price requirement contained in Nasdaq Listing Rule 5550(a)(2)
Black-Scholes Model	Black-Scholes-Merton derivative investment instrument pricing model
Board	our board of directors
Bylaws	the Company's bylaws, as amended
Carlton Lease	the Lease Agreement, dated March 31, 2017, related to our prior corporate headquarters located at 1317 Carlton Avenue in Charlottesville, Virginia
COVID-19	Corona Virus Disease 2019, the novel coronavirus disease known as COVID-19, caused by severe acute respiratory syndrome coronavirus 2 viral infection
COVID Trial	our Phase 1b clinical trial evaluating TSC in hospitalized COVID-19 patients, completed in February 2021
cGMP	current good manufacturing practices
CMO	contract manufacturing organization
CMS	Centers for Medicare & Medicaid Services
CRO	contract research organization
CTA	clinical trial application
December 2019 Offering

our registered direct public offering and sale of 6,266,787 shares of common stock and concurrent private placement of warrants to purchase up to 6,266,787 shares of common stock completed in December 2019

Diffusion LLC	Diffusion Pharmaceuticals LLC, a Virginia limited liability company and our wholly owned subsidiary
DLCO	diffusion capacity of lung for carbon monoxide
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
E.U.	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDC Act	Federal Food, Drug, and Cosmetic Act

February 2021 Offering	our public offering and sale of 33,658,538 shares of common stock completed in February 2021
G&A	general and administrative
GAAP	U.S. generally accepted accounting principles
GBM	glioblastoma multiforme brain cancer
GBM Trial	our Phase 3 clinical trial evaluating TSC in a newly diagnosed inoperable GBM patient population, initiated in December 2017
GCP	good clinical practice
GLP	good laboratory practice
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
Hypoxic Solid Tumor Program	our ongoing clinical development program to evaluate TSC as an adjunct to standard of care therapy for hypoxic solid tumors, first announced in November 2021
ILD	interstitial lung disease
ILD-DLCO Trial

our ongoing Phase 2a clinical trial evaluating TSC in patients with previously diagnosed ILD who have a baseline DLCO test result that is abnormal using DLCO as a surrogate measure of oxygen transfer efficiency

IMM	irreversible morbidity and mortality
IND	investigational new drug application
IPR&D	in-process research and development
IRB	institutional review board
May 2019 Offering	our registered direct public offering and sale of 1,317,060 shares of common stock and concurrent private placement of warrants to purchase up to 1,317,060 shares of common stock completed in May 2019
May 2020 Investor Warrant Exercise	the exercise of the Prior Warrant in May 2020 pursuant to a warrant exercise agreement
May 2020 Offering	our registered direct public offering and sale of 11,428,572 shares of common stock completed in May 2020
Nasdaq or NASDAQ	Nasdaq Stock Market, LLC
Nasdaq Staff	the staff of the listing qualifications department of Nasdaq
NDA	new drug application
NOL	net operating loss
November 2019 Offering

our public offering and sale of 5,104,429 shares of common stock, pre-funded warrants to purchase up to 6,324,143 shares of common stock, and warrants to purchase up to 22,857,144 shares of common stock completed in November 2019

Oxygenation Trials	collectively, the TCOM Trial, the Altitude Trial, and the ILD-DLCO Trial
Planned Phase 2 Hypoxic Tumor Trial

the first clinical trial in our Hypoxic Solid Tumor Program, which we currently expect to be a Phase 2 clinical trial commencing in the second half of 2022, subject to FDA feedback and the availability of clinical drug supply

Prior Warrant	a previously outstanding warrant to purchase up to 5,000,000 shares of common stock at an exercise price of $0.35 per share
R&D	research and development
Regulation S-K	Regulation S-K promulgated under the Securities Act
REMS	risk evaluation and mitigation strategy
Reverse Stock Split

the proposed reclassification and combination of all shares of our common stock outstanding at a ratio of not less than one-for-two and not greater than one-for-50, the approval of which will be voted on by our stockholders at the Special Meeting

SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOX	Sarbanes-Oxley Act of 2002, as amended
Special Meeting	the special meeting of our stockholders to be held on April 14, 2022
Sunshine Act	Physician Payments Sunshine Act

Tax Code	U.S. Internal Revenue Code of 1986, as amended
TCOM	transcutaneous oxygen measurement
TCOM Trial	our Phase 1b clinical trial evaluating the effects of TSC on peripheral tissue oxygenation in healthy normal volunteers using a TCOM device, completed in March 2021
TSC	trans sodium crocetinate, our lead product candidate
U.S.	United States
USPTO	U.S. Patent and Trademark Office

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
•

the success and timing of our clinical and preclinical studies, including our ability to enroll subjects in our ongoing and planned clinical studies at anticipated rates and our ability to manufacture an adequate amount of drug supply for our studies;

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

•	other regulatory developments in the U.S., E.U., and other foreign jurisdictions;
•	uncertainties related to general economic, political, business, industry, and market conditions, including the ongoing COVID-19 pandemic; and
•	other risks and uncertainties, including those discussed under the heading "Risk Factors" in this Annual Report and elsewhere in our other public filings.

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

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of novel therapies that enhance the body’s ability to deliver oxygen to areas where it is needed most and improve treatment outcomes for patients suffering from conditions complicated by hypoxia. To achieve this strategy, we are focused on the following key objectives:

•

Demonstrate the effects of TSC on the oxygenation pathway. The results of our Oxygenation Trials – a series of three short-term, pharmacodynamic studies to evaluate the effects of TSC on different components of the oxygenation pathway that we expect to complete by the middle of 2022 – will be used to further inform the identification of potential indications appropriate for TSC and will guide the design of clinical trials aimed at supporting the commercialization of TSC as a treatment for conditions complicated by hypoxia. For additional information, see "Business — Our Lead Product Candidate: Trans Sodium Crocetinate -- The TSC Oxygenation Trials: Demonstrating Proof of Concept, Dose Response Relationships, and Potential Indications for Future Development.”

•

Develop TSC as an adjunct treatment for hypoxic solid tumors. The prevalence of hypoxic regions across numerous primary solid tumor types is believed to directly contribute to treatment resistance, whether it be radiotherapy, chemotherapy, or immunotherapy, increasing the metastatic potential of these tumors and the probability of unsuccessful treatment. We believe TSC’s novel mechanism of action supports the objective of developing TSC as a treatment for hypoxic solid tumors because TSC’s ability to enhance the oxygenation of hypoxic tissues may increase the effectiveness of standard-of-care radiation therapy and chemotherapy. Accordingly, in November 2021, we announced our Hypoxic Solid Tumor Program and our intent to commence our Planned Phase 2 Hypoxic Solid Tumor Trial in the second half of 2022. The data obtained during 2021 and early 2022 from our Oxygenation Trials and COVID Trial regarding TSC’s effects on oxygenation, dose response characteristics, pharmacokinetics, and pharmacodynamics are being used to guide the design of this trial. Through the combination of this new data, our past experiences, and further analyses and discussions of all available data with our Scientific Advisory Board and other external advisors, we believe we now have the necessary information to design the Hypoxic Solid Tumor Program to be more efficient and increase our likelihood of success compared to the Company’s past efforts to develop TSC as a cancer treatment, which were terminated in 2019 due to financial constraints. For additional information, see "Business — Our Lead Product Candidate: Trans Sodium Crocetinate – Our Hypoxic Solid Tumor Program.”

•

Accelerate development of TSC as a treatment for non-cancer indications. Beyond cancer, hypoxia is a complicating factor in many other intractable and difficult-to-treat conditions, including cardiovascular diseases, cerebrovascular diseases, respiratory diseases, skin and soft tissue diseases, and neurodegenerative diseases. We have previously undertaken clinical studies of TSC in a variety of non-cancer indications, including interstitial lung disease, COVID-19, stroke, and peripheral artery disease, and have evaluated TSC in preclinical models in an even wider range of indications. Data that we expect to obtain from our ongoing Altitude and ILD-DLCO Trials may identify additional, non-oncology development opportunities. Although our primary near-term focus will be our Hypoxic Solid Tumor Program, we will continue to explore pathways to progress TSC’s development in non-oncology indications through our preclinical studies. For additional information, see "Business — Our Lead Product Candidate: Trans Sodium Crocetinate – TSC’s Potential to Treat Other Conditions Complicated by Hypoxia.”

•

Maximize the commercial value of our pipeline. We have invested, and plan to continue to invest, significant time, effort, and resources into the development and maintenance of our intellectual property portfolio as we seek to retain worldwide development and commercial rights to our product candidates. In parallel with advancing our development programs, we will evaluate the commercial landscape for TSC with the intent of improving patient access to maximize our chances of commercial success, should the product be approved.

•

Opportunistically acquire or in-license additional product candidates that complement TSC and our overall strategy. We believe we can leverage what we have learned from the development of TSC and the significant skills and experience of our team to opportunistically identify and acquire or in-license novel product candidates that complement TSC and further our efforts to improve patient outcomes by enhancing standard-of-care therapy for conditions complicated by hypoxia. We also believe diversifying our asset portfolio through an acquisition or in-licensing would reduce our Company’s overall risk profile as an investment.

Our Lead Product Candidate: Trans Sodium Crocetinate

Our lead product candidate, TSC, is being developed to enhance the diffusion of oxygen to tissues with low oxygen levels, also known as hypoxia.

Hypoxia is a condition in which there is an insufficient supply of oxygen to meet the energy demands of the cells in a tissue (e.g., skeletal muscle). Hypoxia is associated with the pathophysiology of many of medicine’s most intractable and difficult-to-treat conditions, including cancers, cardiovascular diseases, cerebrovascular diseases, respiratory diseases, skin and soft tissue diseases, and neurodegenerative diseases.

All currently approved treatments for hypoxia work by augmenting or supplementing the systemic availability of oxygen. For example, respirators use pressure to push oxygen across the lungs into the blood to increase oxygen concentration, certain medications and devices such as external mechanical pumps are designed to improve cardiac output, and blood transfusions are used to increase the concentration of red blood cells and oxygen-carrying hemoglobin molecules.

While these treatments are effective in certain circumstances, there are significant associated risks such as lung damage resulting from the use of respirators, toxic side effects and drug-to-drug interactions of medications that increase cardiac output, infections related to blood transfusions, and the risk of creating excessive oxygen-related tissue toxicity, or hyperoxia, by providing a patient with excessive amounts of oxygen, among others. In addition, in certain other indications, these currently approved therapies are ineffective in treating the associated hypoxia. For example, in the treatment of cancer, re-oxygenating hypoxic, cancerous tissue cells cannot typically be accomplished simply by increasing the systemic availability of oxygen.

We believe TSC is the first therapy specifically designed to enhance the efficiency of the oxygen diffusion process. Furthermore, in animal models, TSC’s diffusion-enhancing mechanism of action has been observed to affect hypoxic tissue preferentially while avoiding excessive oxygen-related tissue toxicity.

By supporting normal, physiologic levels of oxygen diffusion at the uptake and delivery points of the circulatory system, we believe TSC presents a significant opportunity to improve the current standard-of-care treatment for conditions complicated by hypoxia.

TSC's Mechanism of Action

Blood plasma is approximately 90% water. The water molecules in the plasma are constantly moving, bound together in a loosely organized matrix by hydrogen bonds. TSC was designed to enhance the level of organization among the water molecules by increasing the amount of hydrogen bonding. This creates a less dense matrix of water molecules, reducing the resistance to oxygen diffusion across the concentration gradient.

Selected Preclinical Experiences

TSC has been evaluated in a variety of preclinical models intended to mimic relevant human conditions known to be complicated by hypoxia. In these studies, a variety of positive effects have been observed in connection with TSC administration, including:

•	Reducing hypoxia in rat brain tumors without hyper-oxygenation of normal tissue;
•	Improving survival in a rat brain tumor model when added to radiotherapy, whether alone or in combination with chemotherapy;
•	Improving tissue oxygenation without hyper-oxygenation of normal tissue and reducing infarct size in a rat ischemic stroke model;
•

Demonstrating a functional benefit in a rabbit ischemic stroke model, with or without tissue plasminogen activator at one-hour post-clot infection and with tissue plasminogen activator at three hours post-clot infection; and

•	Improving levels of arterial partial pressure of blood oxygen in a rat model of acute respiratory distress syndrome.

Positron emission tomography scans showing reduction in hypoxia in a rat C6 glioma brain tumor model 45 min after TSC administration.

The TSC Oxygenation Trials: Demonstrating Proof of Concept, Dose Response Relationships, and Potential Indications for Future Development

While our clinical trials evaluating TSC conducted prior to 2021 provided certain preliminary signals regarding TSC’s mechanism of action and dose response characteristics, none of those studies were designed to demonstrate proof of concept by directly measuring TSC’s effects on tissue oxygenation and a variety of questions remained regarding TSC’s dose response characteristics, pharmacokinetics, and pharmacodynamics.

Given these identified gaps in our knowledge, in November 2020, we communicated our plan to design and execute our Oxygenation Trials, a series of short-term clinical studies using experimental models to evaluate the clinical effects of TSC on oxygenation, each designed to look at the effects of TSC on a different component of the oxygenation pathway. By quantifying the magnitude of effects of TSC on tissue oxygen levels and other direct clinical parameters assessing oxygen levels, and thereby demonstrating proof of concept of TSC’s effects on tissue oxygenation, as well as supplementing our knowledge of TSC’s dose response characteristics, pharmacokinetics and pharmacodynamics, we believe the data obtained from the Oxygenation Trials will allow us to significantly increase our clinical development strategy’s likelihood of success.

TCOM Trial: TSC's Effects on Peripheral Tissue Oxygenation

In March 2021, we initiated and completed enrollment in the first of the Oxygenation Trials, our TCOM Trial. In June 2021, we reported a positive trend in peripheral tissue oxygenation as compared to placebo among participants receiving TSC that persisted through the duration of the one-hour, post-dosing measurement period. Although the magnitude of this effect was not statistically significant due to limitations in the study design, the trends in the primary endpoint data indicated an improvement in peripheral oxygenation with TSC with no evidence of hyperoxygenation.

The figure below was created during a supplemental analysis of the TCOM Trial results by subtracting the median response observed in the TCOM Trial’s placebo group from the median response observed in each TSC dosage group at each of the measurement times during the one-hour period following dosing. These data highlight the persistent increase in peripheral tissue oxygenation relative to the placebo group through the duration of the one-hour measurement period following TSC administration, particularly at the two highest doses tested.

Effects of TSC on transcutaneous oxygen pressure.

We believe the TCOM Trial provides clinical evidence to support the hypothesis that TSC enhances the passive diffusion of oxygen from areas of high concentration to areas of low concentration without causing hyperoxygenation and that the data obtained from the study represent a positive and meaningful step towards the accomplishing of the Oxygenation Trials’ strategic objectives originally set forth in November 2020. These data have and will continue to guide the next steps of our development strategy, including the design of our Hypoxic Solid Tumor Program.

Altitude Trial: TSC's Effects Under Induced Hypoxic Conditions

On November 22, 2021, we announced dosing of the first participants in our second Oxygenation Trial, the Altitude Trial. This study is a double-blind, randomized, placebo-controlled crossover study designed to evaluate the effects of TSC on maximal oxygen consumption and partial pressure of blood oxygen in normal healthy volunteers subjected to incremental levels of physical exertion while exposed to “simulated altitude.” The study will enroll 30 healthy volunteers and give each volunteer a single dose of TSC at one of three different doses. Due to enrollment delays experienced during early 2022 related to the omicron variant wave of the COVID-19 pandemic, we now anticipate completing dosing in the Altitude Trial in the second quarter of 2022, with topline results reported within two months of study completion.

ILD-DLCO Trial: TSC's Effects on Oxygen Transfer Efficiency

On December 16, 2021, we announced dosing of the first patients in our third and final Oxygenation Trial, the ILD-DLCO Trial. This study is a double-blind, randomized, placebo-controlled, crossover study designed to evaluate the effects of TSC on the diffusion of carbon monoxide through the lungs, or DLCO, in patients with previously diagnosed ILD who have a baseline DLCO test result that is abnormal. DLCO is used in the study as a surrogate measure of oxygen transfer efficiency, or uptake, from the alveoli of the lungs through the plasma, and onto hemoglobin within red blood cells. The study will enroll 27 patients with confirmed ILD who will be randomized in a 2:1 ratio to a single dose of TSC or placebo via IV bolus. The study is statistically powered to evaluate the difference in effect of TSC versus placebo on improvement in DLCO measurements. In addition, patients will undergo a standard six-minute walk test intended to assess functional improvement in exercise capacity. Due to enrollment delays experienced during early 2022 related to the omicron variant wave of the COVID-19 pandemic, the effect of the omicron variant on patients with pulmonary diseases such as ILD, and staffing issues at the facilities where the ILD-DLCO Trial is being conducted, we now anticipate completing dosing in the ILD-DLCO Trial by the middle of 2022, with topline results reported within two months of study completion.

TSC's Demonstrated Clinical Safety Profile

TSC has been observed to be safe and well-tolerated at most doses tested in over 220 subjects included to-date in clinical studies at a variety of doses administered via intravenous infusion. Our clinical studies have included patients with a variety of medical conditions often complicated by hypoxia, including patients afflicted with GBM, peripheral artery disease with intermittent claudication, stroke, COVID-19, and interstitial lung disease. In each of these conditions and many others, hypoxia is a significant contributor to morbidity and mortality, and a considerable treatment obstacle for medical providers.

During 2021, we obtained additional data further demonstrating TSC's safety at higher doses and increased dosing frequencies from our COVID Trial and Oxygenation Trials. In the COVID Trial, completed in February 2021, TSC was administered on a different dosing regimen than any of our prior trials, with patients receiving an infusion multiple times per day for up to 15 days. In the TCOM Trial, based in part on a recommendation from the COVID Trial’s safety monitoring committee, arms evaluating even higher doses of TSC were included. No dose-limiting toxicities or serious adverse events were observed among any patients or participants in the either trial, including those who received the highest tested doses of TSC.

Our Hypoxic Solid Tumor Program

We believe TSC’s novel mechanism of action supports the objective of developing TSC as a treatment for hypoxic solid tumors because TSC’s ability to enhance the oxygenation of hypoxic tissues may increase the effectiveness of standard-of-care radiation therapy and chemotherapy.

Solid tumors comprise approximately 90% of all adult cancers and, according to the American Cancer Society, it was expected that roughly 1.9 million new cancer cases would be diagnosed in the U.S. during 2021. It is also well-documented in the scientific literature that the prevalence of hypoxic regions across numerous primary solid tumor types directly contributes to treatment resistance, whether it be radiotherapy, chemotherapy, or immunotherapy, increasing the metastatic potential of these tumors and the probability of unsuccessful treatment.

Many of the challenges faced by practitioners in treating some of the most fatal and difficult-to-treat tumor types, including GBM, pancreatic cancer, and other solid tumors, are a product of those tumors’ highly hypoxic nature. Cancerous tumors are specifically susceptible to developing hypoxia due to a combination of rapid growth, structural abnormalities of the tumor microvessels, and disturbed circulation within the tumor. Hypoxic conditions within the tumor microenvironment have numerous negative consequences for patient outcomes and treatment, including:

•    increased resistance to ionizing radiation, chemotherapy, immunotherapy and other treatment methods;

•    a more clinically aggressive phenotype;

•    increased potential for invasive growth and tumor progression; and

•    increased regional and distal tumor metastasis.

We have previously obtained and published evidence supporting TSC’s ability to enhance oxygenation of C6 glioma tumors in animals, as well as clinical evidence of TSC’s effects in unresectable GBM tumors from our previously completed Phase 2 clinical trial evaluating 59 patients with newly diagnosed GBM. This open-label, historically controlled trial demonstrated a favorable safety and tolerability profile for TSC when combined with standard of care treatment for GBM. Although not prospectively defined, a post hoc subgroup analysis of inoperable patients suggested a higher proportion of TSC-treated patients survived at two years compared to those in the historical control group.

In November 2021, based on the available preclinical and clinical data and the significant unmet medical need, we announced our intention to focus near-term efforts on developing TSC as an adjunct to standard of care therapy for hypoxic solid tumors. Through the combination of our past experiences, new knowledge gained from our Oxygenation Trials and COVID Trial regarding TSC’s effects on oxygenation, dose response characteristics, pharmacokinetics, and pharmacodynamics, and further analyses and discussions of all available data with our Scientific Advisory Board and other external advisors, we believe we now have the necessary information to design the Hypoxic Solid Tumor Program to be more efficient and increase our likelihood of success compared to the Company’s past efforts to develop TSC as a cancer treatment, which were terminated in 2019 due to financial constraints.

As part of the ongoing design of our Planned Phase 2 Hypoxic Tumor Trial – the first trial in our Hypoxic Solid Tumor Program which we currently expect to commence in the second half of 2022, subject to FDA feedback and the availability of clinical drug supply – we are currently drafting a trial protocol which we intend to file with the FDA. In parallel, we will continue our work to optimize the TSC manufacturing process and support the continued availability of high-quality drug product and undertake preclinical studies and other opportunities to continue developing data designed to demonstrate TSC’s potential uses in a broad spectrum of non-cancer indications.

TSC's Potential to Treat Other Conditions Complicated by Hypoxia

Beyond cancer, hypoxia is a complicating factor in many other intractable and difficult-to-treat conditions as well, including cardiovascular diseases, cerebrovascular diseases, respiratory diseases, skin and soft tissue diseases, and neurodegenerative diseases. In addition to our oncology programs past and present, we have previously conducted a variety of preclinical and clinical studies evaluating the effects of TSC in several of these other indications complicated by hypoxia, including COVID-19, stroke, and peripheral artery disease with intermittent claudication, and we intend to continue to pursue potential partnering opportunities in non-oncology indications.

Certain medical conditions complicated by hypoxia.

Our Phase 2 COVID-19 Trial

We believe TSC’s oxygen-enhancing mechanism of action could potentially provide benefit patients suffering from respiratory indications, such as COVID-19.

In September 2020, we announced the dosing of the first patients in our COVID Trial evaluating TSC in hospitalized COVID-19 patients at the National Institute of Infectious Diseases in Bucharest, Romania. The trial enrolled 24 patients divided into four sequential cohorts of six patients, with each patient in a cohort receiving the same intravenous doses of 0.25 mg/kg, 0.5 mg/kg, 1.0 mg/kg, or 1.5 mg/kg. All patients were administered intravenous doses of TSC every six hours for a minimum of five days and up to 15 days. On February 9, 2021, we completed dosing of the twenty-fourth and final patient in the trial.

The primary endpoint of the COVID Trial was to evaluate the safety and tolerability of TSC administered every six hours for at least five and up to 15 days, a more frequent dosing regimen than had been used in our previous clinical studies. Secondary endpoints included pharmacokinetic measurement of TSC levels after dosing, relative improvements in blood oxygen levels, and certain other clinical parameters related to COVID-19, such as improvement in WHO ordinal scale by day 7 and through day 29, time on oxygen supplementation, and hospital length of stay.

Data from the trial, evaluated by the study’s independent safety monitoring committee, indicated TSC was safe and well-tolerated and that no dose-limiting toxicities or serious adverse events were observed among any patients in the study, including those who received the highest dose administered in the trial. Additionally, while the COVID Trial was not designed or powered to evaluate efficacy, the safety monitoring committee also observed that patients receiving the highest dose administered had improved outcomes in the trial’s secondary and exploratory endpoints compared to those receiving lower doses. Further, no patients that received TSC required dialysis or developed acute kidney injury, nor were there any reports of pulmonary embolism or deep vein thrombosis. Based on their observations, the safety monitoring committee also recommended the Company consider testing of higher TSC doses and a continuous intravenous infusion in future studies.

Product Development

Research and Development

In recent years, the majority of our research and development expenditures have been directed to the development of TSC. For example, during the year ended December 31, 2021, we incurred approximately $8.5 million in costs related to research and development of our products, a decrease of approximately $0.9 million compared to the year ended December 31, 2020. The majority of these costs were related to the development of TSC and related personnel, including costs associated with the Oxygenation Trials and the COVID Trial, which was completed in February 2021. We expect this trend to continue for the foreseeable future, including planned expenditures related to completion of the remaining Oxygenation Trials, the initiation of the Hypoxic Solid Tumor Program, and other costs associated with the conduct of additional, supportive preclinical studies and general research and development activities related to TSC and any other product candidates we may acquire or in-license in the future.

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

We continue to invest significant time, effort, and resources into the development and maintenance of our patent portfolio. As of December 31, 2021, we owned 17 issued U.S. patents and more than 35 issued non-U.S. patents, and had numerous patent applications pending worldwide including issued patents and applications in major markets such as the U.S., E.U., China, Japan, and India. The normal life (i.e. with no adjustments or extensions) of our key issued patents related to the composition of matter of TSC extends to 2026, with potential patent term extensions to 2031, and the normal life of our patents related to an oral formulation of TSC extends to 2031, with potential patent term extensions to 2036. The normal life of our key issued patents related to methods of use of TSC extends to 2037, not including potential patent term extensions. For additional information regarding patent term extensions, see "Business — Government Regulation— The Hatch-Waxman Amendments — Patent Term Restoration and Marketing Exclusivity. In addition, TSC has been granted Orphan Drug designation by the FDA for the treatment of both GBM and metastatic brain cancer, which may provide us with a right of exclusivity under certain FDA regulations. For additional information regarding orphan and ultra-orphan designations, see "Business — Government Regulation — Certain Other FDA Regulations — The Orphan Drug Act of 1983.”

Chemistry, Manufacturing, and Controls

TSC is currently formulated as a freeze-dried, injectable product, requiring a sophisticated manufacturing process.

We do not currently own or operate any facilities suitable for manufacturing TSC or any of our other product candidates on a scale required to support either clinical development or commercialization. We currently use third-party CMOs to manufacture API, other starting materials, and finished drug product for our preclinical studies and clinical trials and we intend to continue doing so for the foreseeable future. We anticipate this strategy will be scalable in a manner sufficient to support the production capacity required to support continued clinical development and ultimate commercialization. However, we do not have any formal agreements at this time with any CMO to cover commercial production of TSC or any other product candidate. Although the use of third party CMOs to manufacture pharmaceutical products is common within the industry, this dependence on third-party CMOs exposes our business to certain risks, including those described under the heading, “Risk Factors – Risks Related to Our Dependence on Third Parties.”

Supply Chain Matters

Recently, many companies across a variety of sectors have reported disruptions, shortages, and other supply chain-related issues. In the biopharmaceutical sector, delays and interruptions in the supply chain were particularly pronounced as CMOs redirected resources under the Defense Production Act and to otherwise support the COVID-19 vaccine roll-out across the globe.

During 2021, we were able to effectively manage our supply of TSC and its component materials in a manner that avoided any significant interruptions to our clinical programs. We also took actions designed to increase the robustness of our drug supply and overall supply chain to mitigate risks related to the availability of our drug supply in the future. However, as constraints on the supply chain continue to impact the cost and general availability of manufacturing materials, related delays and shortages could affect the cost and timing of our available clinical study drug supply of TSC.

Competition

Currently, medical options to improve oxygenation without risk of hyper-oxygenation are limited and we believe that TSC's diffusion enhancing mechanism of action make it a first-in-class, novel, small molecule. However, there are several companies currently developing or marketing oxygen enhancing products, therapeutics, or devices that may nevertheless be competitive with TSC, if approved, including Hemoglobin Oxygen Therapeutics LLC, Hemotek Medical Inc., NuvOx Pharma LLC, Omniox, Inc., and VirTech Bio Inc. In addition, in the first quarter of 2021, we became aware of a third party affiliated with a former outside consultant of the Company which claims to be in early-stage development of a product candidate that purportedly may operate through a similar mechanism of action to TSC. It is unclear if this Company’s product candidate would, if developed and approved, actually be competitive with TSC.

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

Government Regulation

Pharmaceuticals like TSC and other product candidates we may develop are highly regulated by governmental authorities in the U.S. and other countries at the federal, state, and local levels. These regulations are numerous and extensive in their scope, relating to, among other things, the research and development, manufacture, storage, quality control and testing, approval, labeling and packaging, promotion, marketing, and advertising, distribution, post-approval monitoring and reporting, export and import, and record keeping of pharmaceutical products.

The FDA Drug Approval Process

Generally, before a new pharmaceutical product can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each applicable regulatory authority, submitted for review, and approved by the competent regulatory authority. In the United States, the competent regulatory authority is the FDA, which, pursuant to the FDC Act, is responsible for the review and approval of all data required to support a license to commercially market pharmaceuticals such as TSC.

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

The preclinical and clinical testing and approval process requires substantial time, effort, and financial resources and satisfaction of FDA pre-market approval requirements typically takes many years, though the actual time required may vary substantially based upon the type, complexity, and novelty of the applicable product or indication to be treated. We cannot be certain that any approvals for TSC or any product candidates we attempt to develop in the future will be granted on a timely basis or at all.

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

Not all drug development programs are required to follow the order and content of all three phases. For example, in August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development, i.e., the first-in-human clinical trial, to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts is included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce developmental costs and time.

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

FDA Approval Letter

An FDA approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy including, in certain cases, REMS as described in more detail under the heading “—Certain Other FDA Regulations – Risk Evaluation and Mitigation Strategies.” Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally 50% of the amount of time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for such an extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

Certain Other FDA Regulations

The Orphan Drug Act of 1983

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Our lead product candidate, TSC, has been granted Orphan Drug designations by the FDA for the treatment of both GBM and metastatic brain cancer.

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

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) a rare disease or condition within the meaning of the Orphan Drug Act. On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was extended. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any Rare Pediatric Disease Priority Review Voucher.

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

Risk Evaluation and Mitigation Strategies and Other Post-Approval Requirements

As a condition of NDA approval, the FDA may require a REMS to help ensure that the benefits of the drug’s continued approval outweigh the potential risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use. Elements to assure safe use can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring requirements, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of a drug product.

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

Drug Approval Process and Other Regulations Outside of the U.S.

In addition to regulations in the U.S., we are and will be subject to the regulations of other countries in which we conduct any of our clinical trials or engage in commercial sales or other distribution of our products, if approved. Whether or not we obtain FDA approval for conduct of a clinical trial or distribution of a product, we must obtain approval from the competent regulatory authority of any country or economic area in which we would seek to commence a clinical trial or market products. For example, conduct of the COVID Trial in Bucharest, Romania, required certain approvals from regulatory authorities in Romania and the E.U. Certain countries outside of the United States have a process similar to the FDA’s IND process which requires the submission of a CTA prior to the commencement of human clinical trials. In the E.U., for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, which operates similar to an IRB under U.S. regulations. Once the CTA is approved in accordance with a country’s requirements, the clinical trial may proceed in the applicable country. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

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

•

Affordable Care Act - The ACA was enacted in March 2010 and included measures intended to significantly change the way healthcare is financed in the U.S. by both governmental and private insurers which have and may continue to impact the pharmaceutical and biopharmaceutical industries, including expanded Medicare and Medicaid benefits, expansion of healthcare fraud and abuse laws, establishment of the CMS, annual reporting requirements for manufacturers and distributors. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the ACA in the future. In addition, subsequent legislation, including the Budget Control Act of 2011, American Taxpayer Relief Act of 2012, and Coronavirus Aid, Relief, and Economic Security Act of 2020, has limited and supplemented various provisions of the Affordable Care Act. While we cannot predict what effect further changes to the Affordable Care Act would have on our business, the Affordable Care Act is likely to continue to impact the regulatory regime to which we are subject for the foreseeable future, and we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

•

Medicare Prescription Drug, Improvement, and Modernization Act - The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 imposes requirements on the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans, but plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any reduction in payment that results from the these or similar regulations may result in a similar reduction in payments from non-governmental payors.

•

The Physician Payments Sunshine Act - The Sunshine Act, enacted as part of the Affordable Care Act,, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

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

Our People and Human Capital Resources

As of December 31, 2021, we had 16 full-time employees, up from 12 employees as of December 31, 2020. We also regularly work with several independent consultants and other contract organizations to support our business and we regularly evaluate additional talent to help support our product manufacturing, development, financial, and other capabilities.

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

Compensation and Benefits

We operate in a highly competitive environment for human capital, particularly as we seek to attract and retain talent with relevant experience in the biotechnology and pharmaceutical sectors. Therefore, we strive to provide a total rewards package to our employees that is competitive with our peer companies, including competitive pay, a comprehensive healthcare benefits package (including an 80% employer contribution to family medical coverage), 25 days of paid leave, a company-sponsored 401(k) savings plan, short-term and long-term disability, and other benefits, as well as remote working and flexible work schedules. We also offer every full-time employee the benefit of equity ownership in Diffusion through stock option grants. We believe these grants both help promote alignment between our employees and our stockholders and provide retention benefits, as the awards generally vest over a three-year period.

We do not have any employees that are represented by a labor union or that have entered into a collective bargaining agreement with the Company.

Safety and Wellness

At Diffusion, we believe that health matters to everyone, and the safety health, and wellness of our employees is one of our top priorities. We are committed to developing and fostering a work environment that is safe, professional, and promotes teamwork, diversity, and trust in order to afford all of our employees the opportunity to contribute to the best of their abilities.

Over the past two years, in response to the COVID-19 pandemic, we have taken certain measures and responded to changes in our operational needs, including actions designed to provide a safe work environment for our employees. These actions included investing in technology solutions to support increased work-from-home capabilities, shifting work schedules to reduce the number of people present in our offices, requiring mask wearing and social distancing, making hand sanitizer readily available, and other measures intended to comply with health and safety protocols as required by federal, state, and local governmental agencies, as well as guidance from the U.S. Centers for Disease Control and Prevention and similar public health authorities.

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

Directors and Executive Officers

The information set forth in "Part III — Item 10 — Directors, Officers, and Corporate Governance," of this Annual Report is incorporated herein by reference.

Other Information About Our Company

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

On May 6, 2021, we received a written notice from the Nasdaq Staff indicating that we were not in compliance with the Bid Price Rule because the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days. On November 3, 2021, after failing to regain compliance with the Bid Price Rule within 180 days of our receipt of the first notice, we received an additional notice from the Staff providing that, although the Company had not regained compliance with the Bid Price Rule by the previously stated deadline, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company would be granted an additional 180 calendar days, or until May 2, 2022, to regain compliance with the Bid Price Rule. As part of our efforts to regain compliance with the Bid Price Rule, on February 28, 2022, we filed a definitive proxy statement related to a special meeting of our stockholders scheduled for Thursday, April 14, 2022 at which our stockholders will vote upon proposal, approved and recommended for stockholder approval by the Board, to amend our Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock by a ratio of any whole number between 1-for-2 and 1-for-50 at any time prior to December 31, 2022, the timing and implementation of which will be subject to the discretion of the Board. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.

Our principal corporate office is located at 300 East Main Street, Suite 201, Charlottesville, Virginia 22902, and our telephone number is (434) 220-0718. Our website, www.diffusionpharma.com, including the Investor Relations section, investors.diffusionpharma.com, and our social media channels – Facebook (www.facebook.com/diffusionpharmaceuticalsinc/), Twitter (www.twitter.com/diffusionpharma) and LinkedIn (https://www.linkedin.com/company/diffusion-pharmaceuticals/) -- contain a significant amount of information about the Company. We encourage investors to visit these websites and social media channels as information is frequently updated and new information is shared. However, the information included on our website and available through our social media channels is not incorporated by reference into, and should not be considered part of, this Annual Report or any other filings we make with the SEC.

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

Investing in our common stock involves a high degree of risk. Set forth below are certain material risks and uncertainties known to us that could adversely affect our business, financial condition, or results of operations or could cause our actual results to differ materially from our expectations expressed elsewhere in this Annual Report. The occurrence of the events contemplated by one or more of the factors we describe below could cause the market price of our common stock to decline, resulting in the loss of all or part of any investment in our common stock. Furthermore, other risks that are currently unknown to us or that we currently believe to be immaterial may also, nevertheless, adversely affect our business, financial condition, or results of operations in a way that is material.

Before investing in our common stock, you should carefully consider these risks and uncertainties, together with all other information in this Annual Report, including our consolidated financial statements and related notes, the information included in, Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the information incorporated herein by reference.

Risks Related to the Development, Regulatory Approval, and Commercialization of TSC and Our Other Product Candidates

The success of Diffusion is dependent on the successful development, regulatory approval, and, ultimately, commercialization of TSC and our other product candidates. However, the drug development process is expensive, time-consuming and uncertain. Our efforts to develop, obtain regulatory approval for, and commercialize TSC or any other product candidate could fail at any stage of the development process for a variety of reasons, including the possibility that TSC fails to adequately demonstrate efficacy or proof of concept in the Oxygenation Trials. Furthermore, because the results of preclinical studies and early-stage clinical trials are not necessarily predictive of future results, even if we are able to advance TSC or another product candidate into additional clinical trials – for example, beyond our Planned Phase 2 Hypoxic Solid Tumor Trial – we may not continue to experience favorable results.

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

Our product candidates, including TSC, remain in early stages of the development process and we expect that the additional clinical trials necessary to support an NDA will take several years to complete. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety or otherwise provide adequate information to result in regulatory approval to market any of our product candidates in any particular jurisdiction. Furthermore, the timeline for our clinical trials may be delayed in the future for a variety of reasons, including delays related to regulatory and IRB review and approval, slower than anticipated rates of enrollment in or early withdrawals from the trial, third party performance issues beyond our control including any CRO engaged in the conduct of the trial, discovery of series or unexpected toxicities or side effects, or a lack of effectiveness.

Whether we are able to successfully develop TSC or any of our other product candidates will depend on a large number of factors, including the following:

•

our ability to complete our planned and future clinical trials in a timely manner and, with respect to any future trials beyond the ongoing Oxygenation Trials and our Planned Phase 2 Hypoxic Solid Tumor Trial, our ability to fund such trials;

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

A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in later-stage Phase 3 clinical development even after promising results in earlier preclinical studies or clinical trials. If later-stage clinical trials do not produce favorable results for TSC or any other product candidate, or we are unable to complete the necessary clinical trials for any reason (including a lack of funding), our ability to achieve regulatory approval or successfully commercialize may be compromised. At any time, we may decide or be forced by circumstance to delay or discontinue the development or commercialization of TSC or any of our other product candidates, including as a result of unfavorable results in later-stage clinical trials, changes in our internal product, technology or indication focus, the appearance of new technologies that make our product candidate obsolete, competition from a competing product, or changes in (or failure to comply with) applicable regulatory requirements. If we decide or are forced to terminate the TSC development program or any future program in which we have invested significant resources, we will not receive any return on our investment despite the allocation of significant resources, we may not be able to execute on our business plan effectively, and our business, financial condition, results of operations may be materially and adversely affected.

Even if we are able to successfully complete the clinical trials and over development activities necessary to submit an NDA to the FDA or an application for marketing approval to an equivalent non-U.S. regulatory authority, we may be unable to obtain regulatory approval for TSC or any other product candidates we may attempt to develop in future, for the indications for which we initially seek approval or at all. The FDA and similar non-U.S. regulatory authorities have significant discretion in the approval process, including the ability to delay, limit, or deny approval of product candidates. The delay, limitation, or denial of regulatory approval for any of our product candidates, and TSC in particular, would limit or restrict altogether our ability to commercialize the product and generate revenue, which could materially and adversely impact our business, financial condition, and results of operations.

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize TSC or any other product candidates we may attempt to develop in the future. The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export, and reporting of safety and other post-market information related to drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and abroad, which often differ from country to country. We will not be permitted to market TSC or any of our other current product candidates in the U.S. until we receive approval of an NDA or other applicable regulatory filing from the FDA, and we will not be permitted to market TSC or any of our other current product candidates in any non-U.S. countries until we receive the requisite approval from the applicable regulatory authorities.

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

Any delay in obtaining, or inability to obtain, the regulatory approvals necessary to market and sell our product candidates would delay or prevent commercialization and would materially and adversely affect our business, financial condition, and result of operations. Furthermore, if we determine in the future that the development, approval, or commercial prospects of any product candidate are insufficient to justify our continued expenditure of the associated development and other costs, we may choose to delay, suspend, or abandon our development or commercialization efforts with respect thereto, which would reduce or eliminate our potential return on investment for those product candidates.

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

Any disruption in our relationship with these third parties or their ability to manufacture the APIs and finished drug product we need for our clinical trials and other development activities could result in significant delays in our anticipated development timelines and/or significant additional supply costs. Such a disruption could be the result of any number of reasons, including contractual disputes with our partners, regulatory issues with our partners or at their facilities (whether or not related to Diffusion or our drug product), financial issues faced by our partners (including bankruptcy or insolvency), damages to our partners’ facilities or equipment, communication breakdowns, or acts of God. For example, during 2021 we faced certain delays in the manufacturing process for planned, new batches of TSC drug product due to the fact that, in connection with the U.S. federal government’s Operation Warp Speed initiative in response to the COVID-19 pandemic, the facility at which our former, primary CMO partner conducts significant portions of the TSC manufacturing process had been mandated to devote the majority of the facility’s available resources to the manufacture of components of the COVID-19 vaccine.

Amplifying this risk is the fact that, notwithstanding the improvements made to our supply chain during 2021 described under, "Business - Product Development - Chemistry, Manufacturing, and Controls," we currently depend upon a sole source to manufacture our API for TSC and other aspects of our manufacturing process, limiting our available options to troubleshoot these issues. Although we actively manage this third-party relationship to ensure continuity, quality, and compliance with regulations and we intend to identify and develop alternative manufacturing and supply alternatives in the future, this process remains ongoing, will take time, and will involve significant costs. Even with these efforts, some events beyond our control, including global instability due to political unrest or from an outbreak of pandemic or contagious disease, such as COVID-19, could result in supply chain disruptions or the complete or partial failure of these manufacturing services. Any such failure or disruptions could materially adversely affect our business, financial condition, cash flows, and results of operations. Furthermore, due to the significant regulatory oversight of the pharmaceutical manufacturing process, any changes in the identity of our third-party partners or in our manufacturing processes – even if in the best interests of the Company and successful – could result in regulatory and other delays, as well as significant additional costs. In addition, if our current supplier terminated our arrangement or failed to meet our supply needs for any reason prior to the time we are able to identify sufficient alternative manufacturing capacity, we may be forced to delay our development plans significantly.

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

In addition, to date we have only manufactured TSC and our other product candidates in relatively small quantities for preclinical studies and clinical trials. As we prepare for additional, later-stage clinical trials and potential commercialization, we will need to take steps to substantially increase the scale at which we are able to produce TSC, its API, and its other component parts. In order to meet these needs, our CMOs and suppliers will need to produce our API, other components, and finished product in larger quantities, more cost effectively and, in certain cases, at higher yields than they currently achieve. These third-party contractors may not be able to successfully increase the manufacturing capacity for any of such drug substance and product candidates in a timely or cost-effective manner or at all. Even if such a scale up is possible, it may require additional processes, technologies, and validation studies, which are costly, may not be successful, and which the FDA and foreign regulatory authorities would need to review and approve prior to any commercial sale of TSC or any other product candidate. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or in combination with other components added during the process of manufacturing, packaging, shipping, or storage.

Our reliance on contract manufacturers and suppliers further exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency approval requirements or import inspections, incomplete or inaccurate import documentation or defective packaging.

Any of these factors could cause a delay or termination of preclinical studies, clinical trials, other development activities, regulatory submissions or approvals of our product candidates, or, if any of our product candidates is approved, commercial supply, and could result in significant, unanticipated costs or an inability to effectively develop our products candidates or commercialize our approved products on a timely basis, or at all, which could materially and adversely affect our business, financial condition, and results of operations.

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

We, as well as the CROs and other third-party contractors acting on our behalf, are required to comply with GCP and GLP requirements in all of our clinical trials, which are enforced through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP, GLP, or other regulatory requirements, the clinical data generated in our clinical trials may be deemed unreliable and we may be required to perform additional clinical trials to supplement or replace such data before receiving approval of a product candidate from the FDA foreign regulatory authority. Our clinical trials must also generally be conducted with product produced under cGMP regulations. Our and our partners’ compliance with these various regulations may be reviewed by regulatory inspections at any time, processes over which we will have very little control or immediate visibility, and a failure to comply with these regulations and policies by us, our CROs, or any of our other third party partners may result in significant delays in our development programs. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

In addition, in order to fund or otherwise further development of our current or future product candidates, we may collaborate with other pharmaceutical and biotechnology companies on their development and potential commercialization of those product candidates. We would face significant competition in seeking appropriate partners and whether we reach a definitive agreement for a collaboration will depend on many factors, including, our assessment of a partner’s resources and experience, the terms and conditions of the proposed collaboration, the likelihood of approval by the FDA or other regulatory authorities; the potential market for the subject product candidate; uncertainty with respect to our ownership of our intellectual property; and industry and market conditions generally. These types of collaborations are complex and time-consuming to negotiate and document and could ultimately result in lower returns on investment for our stockholders than would have been achieved developing the product candidate without a partner. Further, if we were to breach our obligations under the agreements governing any such future collaboration, we may face substantial consequences, including potential termination of the collaboration, and our rights to our partners’ product candidates, in which we have invested substantial time and money, would be lost.

Any failure to successfully enter into and maintain the necessary relationships with CROs and our other current and future third party partners and collaborators could materially and adversely affect our business, financial condition, and results of operations.

General Risks Related to the Development, Regulatory Approval, and Commercialization of TSC and Our Other Product Candidates

Our business, financial condition, or results of operations may also be materially adversely affected by a number of general risks related to the development and regulatory approval of our product candidates that are not specific to our Company, including:

•    Our COVID Trial, which we completed in February 2021, was conducted in Bucharest, Romania and we may in the future conduct additional clinical trials for TSC or our other product candidates outside the U.S. In connection with an application for marketing approval, the FDA may determine not to accept data from clinical trials conducted outside of the U.S. if they determine the data presented therefrom cannot be considered valid without further inspection of the clinical trial site, are not applicable to the U.S. population and U.S. medical practice, or as a result of certain other factors. There can be no assurance that the FDA will accept any data we obtain from the COVID Trial or other trials we may conduct outside the U.S. in the future.

•    We face a number of risks related to the potential for one or more of our future product candidates to cause undesirable side effects, have other unexpected properties, contain manufacturing defects, or be subject to misuse or abuse. The occurrence of one or more of these events with respect to a product candidate or product could delay or prevent its regulatory approval, limit its commercial potential, result in additional pre- or post-approval regulatory requirements, or subject us to product liability exposure to consumers, health care providers, or others. Product liability claims could be brought in the future even if a product candidate is ultimately approved for commercial sale and manufactured in facilities licensed and regulated by the appropriate governmental authorities, and if product liability claims brought against us in the future were to be successful, we could incur substantial liability if our insurance coverage for those claims proved to be inadequate.

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

In addition, although we currently have no marketed products, in the event TSC or any of our other product candidates are approved for marketing and commercial sale by the FDA or any other regulatory authority, our business, financial condition, or results of operations may be materially adversely affected by a number of general risks related to the commercialization of such products that are not specific to our Company, including:

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

•    With respect to any such future products available only by prescription, if we are unable to achieve and maintain coverage and adequate levels of reimbursement from third party payors – including governmental health programs such as Medicare and Medicaid and private insurance companies – and access to such third party payors’ drug formularies, the commercial success of those products may be severely hindered. If any such products do not demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement and, even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate, may require co-payments that patients find unacceptably high, and may vary from payor to payor, and there is no assurance that coverage and reimbursement levels necessary to achieve commercial success will be obtained.

•    Any such future products candidates that we commercialize will be subject to ongoing and continued regulatory review, including rules and regulations of the FDA and similar non-U.S. governmental authorities relating to advertising, marketing and labeling (including restrictions on the promotion of off-label use), potential REMS requirements, routine manufacturing and other review, and required compliance with GLP. If we or a regulatory agency discovers previously unknown problems with any such product, or any facility at or process by which it is manufactured, we may face restrictions on the sale or distribution of such product or on our Company as a whole, including regulatory actions requiring us to modify marketing or sales materials, suspend manufacturing or ongoing trials, initiate a recall or withdraw the product from the market entirely, enter into a consent decree, or submit to other civil or criminal investigations and penalties. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

•    The biopharmaceutical and pharmaceutical industries are highly regulated and the potential for future legislative reform provides uncertainty and potential threats to our business and our potential future revenue and profitability of any such future products. In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system intended to contain or reduce the costs of medical products and medical services including those described under the heading Part I – Item 1. Business – Certain Other Legislation and Regulations – Current Healthcare Laws and Regulations. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, whether in the U.S. or other market territories we may pursue.

Risks Related to Our Intellectual Property

We may not be able to obtain or enforce patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing, and marketing of health care products competitive with those that we are developing, and we face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions. Accordingly, our ability to obtain and maintain patent protection in both the U.S. and non-U.S. jurisdictions will be critical to our ability to successfully develop, obtain regulatory approval for, and, in particular, commercialize TSC and our other product candidates. These protections are and will be essential to preserving and protecting our novel inventions, proprietary developments, and trade secrets and to preventing third parties from infringing upon them. In particular, our ability to protect any of our product candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents in the U.S. and worldwide.

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

Due to legal standards relating to patentability, validity, enforceability and claim scope of patents covering pharmaceutical inventions, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. The patent application process, also known as patent prosecution, is expensive and time-consuming, and we may not be able to prepare, file, and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. While we are currently engaged in efforts to obtain additional intellectual property and patent protections for TSC, there is no assurance we will obtain such protections through our applications. Therefore, these and any of our patents and applications may not be prosecuted and enforced in an optimal manner. It is also possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to inadvertent prior public disclosures, proper priority claims, inventorship, claim scope, or patent term adjustments. If our current or future third party development partners are not fully cooperative or disagree with us as to the prosecution, maintenance, or enforcement of any patent rights, those patent rights could be compromised and we might not be able to prevent third parties from making, using and selling competing products. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Accordingly, we cannot guarantee that any patents will issue from any of our currently pending patent applications, which could impair our ability to prevent competition from third parties.

Even for aspects of our technology for which we have obtained, or obtain in the future, patent protection, the complexity of legal and factual questions underlying such claims means they may not provide us with sufficient protection for our product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. We cannot guarantee that the claims of these patents are or will be held valid or enforceable by the courts or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our product candidates. Changes in either the patent laws or in the interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property.

In addition, patents have a limited lifespan, presenting further challenges in effectively protecting our technologies and associated commercial position. In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available under a variety of legislative and regulatory avenues but often the life afforded by these extensions and the protections they afford are limited relative to full patent protection. The extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, which could have a material adverse effect on our business, financial condition and results of operations.

To this point, we have been developing TSC since the founding of Diffusion LLC in the early 2000s and, as a result, portions of our patent portfolio, including certain patents related to TSC’s composition of matter, will expire beginning in 2023, which may be prior to the time that we are able to obtain regulatory approval for and, if approved, commercialize TSC. Moreover, the normal life (i.e., with no adjustments or extensions) of our key issued patents related to the composition of matter of TSC extends to 2026, with potential patent term extensions to 2031, and the normal life of our patents related to an oral formulation of TSC extends to 2031, with potential patent term extensions to 2036. While the Company is actively engaged in efforts to obtain additional patent protection covering our product candidates, there is no assurance that we will successfully obtain such patent protection.. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, we are aware of other companies that currently use different formulations of TSC, which could adversely affect the Company.

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

If we are unable to adequately obtain or enforce our patent and other intellectual property rights for any reason, it could materially and adversely affect our business, financial condition, and results of operations. For more information about our intellectual property and our competition, see the information included under the heading, “Part I – Item 1. Business – Products, Product Development, and Our Competition – Our Intellectual Property” and “— Our Competition.”

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

In the biopharmaceutical and pharmaceutical industries in particular, there is a substantial amount of litigation involving patent and other intellectual property rights. This type of litigation may occur unexpectedly but may also be prompted by specific events, such as a patent application being made public by the USPTO or a non-U.S. governmental authority or under Paragraph IV of the Hatch-Waxman Amendments. For more information regarding the Hatch-Waxman Amendments and Paragraph IV thereunder, see the information included under the heading, “Part I – Item 1. Business – Government Regulation – The Hatch-Waxman Amendments.”

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

We may be required to file infringement claims to stop third-party infringement or unauthorized use or, if a third party claims we are infringing on their rights, respond to such claims. This process can be expensive and time consuming, and could result in a court deciding that a patent of ours is not valid or is unenforceable, that a third party is not required to stop using a technology we believe infringes on our rights, significant costs, or the diversion of management’s time. An adverse determination in any litigation or other proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly, or amended such that they do not cover our product candidates in a manner sufficient to support our development and commercialization needs or that such product candidate needs to be significantly redesigned, or put our pending patent applications at risk of not issuing, or issuing with limited and potentially inadequate scope. Further, some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

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

Any litigation or other challenge related to our intellectual property could materially and adversely affect our business, financial condition, and results of operations.

General Risks Related to Our Intellectual Property

Our business, financial condition, or results of operations may also be materially adversely affected by a number of general risks related to our intellectual property that are not specific to our Company, including:

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

Although we expect that our existing cash resources will enable us to fund our operating expenses and capital expenditure requirements through 2023, we expect to continue to spend substantial amounts as we continue to develop TSC and our other product candidates. As a result, we will need to obtain additional financing in the future in order to complete the development of TSC and fund our other development and operational activities.

We cannot be certain that the additional funding we will require will be available on acceptable terms or at all. Investors may demand significant discounts to market prices or that we agree to restrictive covenants or other limitations on our ability to operate our business, and conditions in the capital markets may make equity and debt financing more difficult to obtain or negatively impact our ability to complete a financing transaction at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, discontinue the development or commercialization of one or more of our product candidates, or seek alternative financing opportunities such as collaborations or licensing opportunities. For example, prior to completing the May 2020 Offering and February 2021 Offering, we determined that we did not have adequate resources to fully support the randomized portion of the GBM Trial and commencement of enrollment in the trial was suspended following the run-in portion.

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

Our ability to succeed in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified personnel. As of the date of this Annual Report, we have 14 full-time employees and no part-time employees. Particularly given our near-term plans for the TSC development program and our compliance requirements with the FDA, SEC, and other regulatory bodies, we believe that our current staffing levels are inadequate to support our future needs. We anticipate adding additional personnel to our team throughout the organization during 2022 in an effort to support the development of TSC, grow our business more generally, and optimize the size of our organization. In addition, assuming success in our ongoing and planned clinical trials, we expect to further supplement and grow our scientific, clinical, regulatory, financial, and other human resources to support our planned research, development, and commercialization plans for TSC and our other product candidates.

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

•    establish and maintain relationships with development and commercialization partners;

•    manage our development and commercialization efforts effectively and in a cost-effective manner; and

•    continue to improve our operational, clinical, financial, management and regulatory compliance controls and reporting systems and procedures.

We are highly dependent on our management and scientific personnel, including our executive officers, certain other key employees and consultants, and the members of our Board. The loss of the services of any of these individuals could impede, delay, or prevent completion of our ongoing and planned clinical trials, regulatory approval, or commercialization of TSC or any of our other product candidates. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. All of our employees, including our executive officers with whom we have employment agreements, are employed on an at-will basis and their employment can be terminated by us or them at any time. As part of our efforts to retain our valuable employees, we, among other things, provide a generous salary and benefits package, as described in more detail under the heading, "Part I — Item 1. Business – Our People and Human Capital Resources – Employees."

Nevertheless, we may be unable to attract or retain qualified management and other key personnel in the future due to the intense competition among biotechnology, pharmaceutical, and other businesses. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all, and the high levels of competition within the industry may mean that we will be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives. Furthermore, as we currently have no marketed products, we currently have no sales or marketing personnel or capabilities. To commercialize TSC or any of our other product candidates, if approved, we will need to build our marketing, sales, distribution, and other related capabilities or arrange with third parties to perform these services, and we may not be successful in doing so.

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

If we are not able to effectively manage our growth and expand our organization through a combination of effectively retaining our existing employees and third-party contractors and successfully recruiting new employees and contractors, we may be unable to effectively execute on our product development and other strategic plans, which may adversely affect our business, financial condition, or results of operations.

If we decide to in-license or acquire one or more additional product candidates or otherwise enter into a strategic transaction, it could impact our liquidity, increase our expenses, and present significant distractions to our management team.

We currently only have one product candidate under active development, TSC. We may in the future implement a strategy to in-license or acquire one or more additional product candidates to supplement our pipeline. We may also consider a variety of other strategic transactions, including spin-offs, partnerships, joint ventures, restructurings, divestitures, business combinations, and minority investments. Any such transaction would expose us to a number of risks and uncertainties, including the potential incurrence of recurring, non-recurring (including unknown liabilities), or other charges (including amortization expenses, write-downs, or other impairment charges), increase of short- and long-term expenditures, or dilution to our stockholders, as well as posing significant integration, implementation, or retention challenges and diverting our management team’s focus on other priorities, including the TSC development program. Any of the foregoing could have a material adverse effect on our business, financial condition, or results of operation. which could adversely affect our operations and financial results. There can be no assurance that we will undertake such a transaction or, if we do, that we will successfully complete the transaction or that the transaction will be additive to our business, financial condition, or results of operations.

Our ability to utilize our NOL carryforwards and other deferred tax assets may be limited as a result of past and future issuances of our common stock.

As of December 31, 2021, we had $23.4 million in federal and state NOL carryforwards available to reduce future taxable income, if any, for income tax purposes. If not utilized, the NOL carryforwards will begin expiring during the year ending December 31, 2034. Under Section 382 of the Tax Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, measured by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-ownership change NOL carryforwards and other pre-ownership change tax attributes – such as research tax credits – to offset its post-ownership change income may be limited. In the event we issue additional shares of common stock to fund our future development efforts and those issuances result in additional ownership changes for purposes of Section 382 of the Tax Code, as we did in the May 2020 Offering and the February 2021 Offering, our NOL carryforwards could be further reduced.

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

•    If we fail to comply with applicable laws and regulations, including the healthcare laws and regulations described under the heading, Part I – Item 1. Business – Certain Other Legislation and Regulations – Current Healthcare Laws and Regulations and applicable environmental, health, and safety laws and regulations, we could become subject to fines, penalties, or other consequences.

Risks Related to Ownership of Our Common Stock

If we cannot continue to satisfy the NASDAQ Capital Market continued listing standards and other NASDAQ rules, our Common Stock could be delisted, which would harm our business, the trading price of our Common Stock, our ability to raise additional capital and the liquidity of the market for our Common Stock.

Our common stock is currently listed on the NASDAQ Capital Market. To maintain the listing of our common stock on the NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. There is no assurance that we will regain and continue to meet the Bid Price Rule and Nasdaq’s other listing requirements.

As previously disclosed, on May 6, 2021, we received a written notice from the Staff indicating that the Company was not in compliance with the Bid Price Rule because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business days. On November 3, 2021, after failing to regain compliance with the Bid Price Rule within 180 days of receipt of the first notice, we received an additional notice from the Staff providing that, although the Company had not regained compliance with the Bid Price Rule by the previously stated deadline, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company would be granted an additional 180 calendar days, or until May 2, 2022, to regain compliance with the Bid Price Rule.

To regain compliance with the Bid Price Rule, the bid price for our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. NASDAQ’s written notice has no effect on the listing or trading of our common stock at this time, and we are currently evaluating our alternatives to resolve this listing deficiency. We have filed with the SEC a proxy statement relating to the Special Meeting, to be held on April 14, 2022, at which our stockholders will vote on a proposal to approve an amendment to our Certificate of Incorporation to effect the Reverse Stock Split, with the final decision of whether to proceed with the Reverse Stock Split, the effective time of the Reverse Stock Split, and the exact ratio of the Reverse Stock Split to be determined by the Board, in its discretion, at any time prior to December 31, 2022. However, there can be no assurance that the Reverse Stock Split will be approved at the Special Meeting or, if approved, will result in a sustained higher stock price, if effected, that will allow us to regain compliance with the Bid Price Rule and meet the NASDAQ stock price listing requirements, and there is no guarantee we will continue to satisfy the other NASDAQ Capital Market continued listing standards.

In the event that our common stock is delisted from NASDAQ and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult for us to raise capital and for our stockholders to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

Our stock price is volatile and any investment in our securities may suffer a decline in value. In addition, this volatility may subject our business to additional risks, such as an increased risk of securities litigation.

During the year ended December 31, 2021, the closing market price for our common stock as reported by Nasdaq varied between a high of $1.70 on February 16, 2021 and December 31, 2021 and a low of $0.31 on December 29-31, 2021. As a result of fluctuations in the price of our common stock, you may be unable to sell shares or our common stock at or above the price you paid for them, even if your holding period is relatively short. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the degree of analyst coverage of our stock, their valuations and recommendations, and whether any such analysts publish inaccurate or unfavorable research about our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline. Furthermore, despite this volatility, due to the fact that we have never declared or paid cash dividends on our common stock and do not currently anticipate declaring or paying any cash dividends in the foreseeable future, we expect that only appreciation of the price of our common stock, if any, will provide a return to our stockholders for the foreseeable future.

Historically, the stock markets in general, and the markets for biotechnology stocks in particular, have experienced significant volatility that has at times been unrelated to the financial condition or results of operations of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock and, consequently, adversely affect the price at which you are able to sell any shares of our common stock that you own. In the past, following periods of volatility in the market or significant price declines in individual securities or the market as a whole, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We have funded our operations to date through the issuance of securities, including common stock, warrants to purchase common stock, convertible preferred stock, and convertible debt securities, and we expect that in the future we will need to raise additional capital through similar means to fund our continued development efforts for TSC and our other liquidity needs. Assuming funding is available on acceptable terms, any future issuance of common stock or securities convertible for or exchangeable into common stock will result in dilution to our existing stockholders and could depress the market price of our common stock. Furthermore, the terms of future financing transactions may contain provisions that restrict our operations or require us to relinquish certain rights to our product candidates or other technologies.

Although we believe we have sufficient cash resources to fund our other operating expenses and capital expenditure requirements through 2023, we will in the future need to raise additional funds to continue our operations, fund additional clinical trials evaluating TSC and our other product candidates, and, if approved, commercializing TSC. We plan to continue to finance our operations with a combination of equity issuances, debt arrangements, and, potentially, licensing, or other partnering relationships. In addition, our Board may determine at any time to raise additional capital if it believes the terms are in the best interests of our stockholders.

Accordingly, new issuances of a substantial number of shares of our common stock could occur at any time. For example, in February 2021, we issued approximately 33.7 million shares of our common stock in connection with the completion of the February 2021 Offering. Any issuance or sale of shares, or the perception in the market of an intent to issue or sell shares in the near-term, by the Company or holders of a large number of shares could reduce the market price of our common stock. We also cannot assure you that any such sale of common stock or other securities will be at a price per share that is equal to or greater than the price per share paid by you for our common stock. Furthermore, a depressed stock price could limit our ability to raise necessary capital through the sale of additional equity securities on terms that are acceptable.

We may also seek additional capital through other methods, either alone or in combination with the issuance of additional securities, including debt financings, receivables or royalty financings, strategic partnerships and alliances, and licensing arrangements, any of which could be coupled with an equity component, such as warrants to purchase stock. The incurrence of indebtedness could result in increased fixed payment obligations, liens and other security interests being placed on certain of our assets, and certain restrictive covenants being imposed on the operation of our business, such as limitations on our ability to incur additional debt or acquire intellectual property rights. We may also in the future raise additional funds through strategic partnerships, alliances, and licensing arrangements with third parties, any of which could require us to relinquish valuable rights to TSC or our other product candidates. The restrictions imposed by any of these arrangements could materially decrease any potential returns on our investment in TSC or our other product candidates, or otherwise materially and adversely affect our business, financial condition, or results of operations.

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

•	our Board is expressly authorized to amend, restate, or repeal our Bylaws; and
•	advance notice is required with respect to any nominations for election to our Board or for proposing matters that can be acted upon by stockholders at any meeting of stockholders.

In addition our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain actions, including derivative actions brought on the Company's behalf, stockholder actions claiming breaches of a fiduciary duty owed by any of our directors or officers, and claims arising under our organizational documents, in each case, subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Although this provision would not apply to any stockholder claims under the Exchange Act, there is uncertainty regarding whether a court would enforce such a forum selection provision as written to stockholder claims under the Securities Act. Nevertheless, this forum selection provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents, which may discourage lawsuits against us and such persons.

The limitations on certain stockholder rights imposed by these provisions could also depress the trading price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On November 8, 2021, the Company entered into a Deed of Lease Termination Agreement with the Carlton Landlord providing for the early termination of the Carlton Lease related to the Company's prior corporate headquarters. The Carlton Lease was previously scheduled to expire on April 30, 2022. In connection with the termination, the Company made a one-time payment to the Carlton Landlord of approximately $14,000, net of a security deposit subsequently returned in accordance with the Carlton Lease. In lieu of the fixed office and laboratory space previously available to us under the Carlton Lease, the Company has entered into short term agreements to utilize membership-based co-working space in both Charlottesville, Virginia and Philadelphia, Pennsylvania.

ITEM 3.	LEGAL PROCEEDINGS

The information in Note 6, Commitments and Contingencies — Legal Proceedings to our consolidated financial statements set forth in, Part II — Item 8 — Financial Statements of this Annual Report is incorporated herein by reference.

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

Holders

As of March 15, 2022, there were 343 record holders of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

Dividends

To date, we have not declared or paid any cash dividends on our common stock and do not intend to do so in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in, Part III — Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) of this Annual Report is incorporated herein by reference to the extent required by Item 201(d) of Regulation S-K.

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

Introduction

This discussion and analysis contains information related to historical and prospective events intended to enable you to assess our financial condition and results of operations. The information contained in this discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report, as well as the risks and uncertainties discussed under the heading, "Part 1A — Risk Factors."

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

Highlights from Fourth Quarter of 2021

•	Announced Lead Development Program – In November 2021, we announced our intent to develop TSC as an adjunct to standard of care therapy for hypoxic solid tumors.

•

Initiated Final Two Oxygenation Trials – On November 22, 2021, we announced dosing of the first participants in the Altitude Trial and, on December 16, 2021, we announced dosing of the first patients in the ILD-DLCO Trial. We currently expect to complete dosing in the Altitude Trial in the first quarter of 2022 and to complete dosing in the ILD-DLCO Trial in the second quarter of 2022.

•

Enhanced Intellectual Property Portfolio – On November 30, 2021, the USPTO granted to the Company United States Patent No. 11,185,523, “Use of Bipolar Trans Carotenoids With Chemotherapy and Radiotherapy for Treatment of Cancer.” This patent includes new claims related to methods of treating cancerous tumors by administering TSC in combination with radiation therapy and chemotherapy. This new patent extends the normal life of our cancer-related intellectual property claims into 2037.

•

Implemented Cost-Saving Facility Changes – In November 2021, we terminated the Carlton Lease for our prior corporate headquarters, furthering our shift to a remote-work culture. During 2021, we also entered into short-term agreements to utilize membership-based co-working space in both Charlottesville, Virginia and Philadelphia, Pennsylvania, resulting in cost savings.

Our Strategic Priorities for 2022

In 2022, we plan to continue and further our focus on the development of TSC for the treatment of hypoxia and as a platform to enhance standard-of-care treatment for conditions complicated by hypoxia with a particular near-term focus on hypoxic solid tumors.

As of March 15, 2022, TSC has been administered to more than 220 subjects across 11 clinical trials. Data from these clinical trials support our understanding of the safety, tolerability, pharmacokinetics and pharmacodynamic effects of TSC. In addition, post hoc analyses of two prior studies involving patients with PAD with claudication and unresected GBM tumors have provided preliminary evidence of TSC’s potential. However, the data available from these studies and the post hoc analyses of their outcomes are limited in several meaningful ways. For example, neither study was powered to formally demonstrate efficacy at a statistically significant level, there was no evaluation of whether TSC increased oxygenation in the target tissues in either study, and, in the GBM Trial, no dose exploration was conducted.

During 2021, to address these identified gaps in our TSC knowledge base, further inform our identification of potential indications appropriate for TSC, and guide the future of our TSC development program, we designed and executed on our Oxygenation Trials. The Oxygenation Trials are a series of three short-term, clinical studies designed to provide clinical evidence of the relationship between TSC dose and the effects on oxygenation, each specifically tailored to evaluate the effects of TSC on a different component of the oxygen delivery pathway. We completed the first of these studies, the TCOM Trial, in March 2021. The first participants and patients in the remaining two Oxygenation Trials, the Altitude Trial and the ILD-DLCO Trial, were dosed in November 2021 and December 2021, respectively. We currently expect to complete dosing in the Altitude Trial in the second quarter of 2022 and to complete dosing in the ILD-DLCO Trials in the middle of 2022 and, in each case, to report top-line results within two months of study completion.

In November 2021, based on the available preclinical and clinical data and the significant unmet medical need, we announced our intention to focus near-term efforts on developing TSC as an adjunct to standard of care therapy for hypoxic solid tumors. Through the combination of our past experiences, new knowledge gained from our Oxygenation Trials and COVID Trial regarding TSC’s effects on oxygenation, dose response characteristics, pharmacokinetics, and pharmacodynamics, and further analyses and discussions of all available data with our Scientific Advisory Board and other external advisors, we believe we now have the necessary information to design the Hypoxic Solid Tumor Program to be more efficient and increase our likelihood of success compared to the Company’s past efforts to develop TSC as a cancer treatment, which were terminated in 2019 due to financial constraints.

As part of the ongoing design of our Planned Phase 2 Hypoxic Tumor Trial – the first trial in our Hypoxic Solid Tumor Program which we currently expect to commence in the second half of 2022, subject to FDA feedback and the availability of clinical drug supply – we are currently drafting a trial protocol which we intend to file with the FDA. In parallel, we will continue our work to optimize the TSC manufacturing process and support the continued availability of high-quality drug product and undertake preclinical studies and other opportunities to continue developing data designed to demonstrate TSC’s potential uses in a broad spectrum of non-cancer indications.

Financial Summary

As of December 31, 2021, we had a cash and cash equivalents balance of $37.3 million. We have incurred operating losses since inception, have not generated any product sales revenue, and have not achieved profitable operations. We incurred net losses of $24.1 million and $14.2 million for the years ended December 31, 2021 and 2020, respectively. To date, we have funded our operations and short-term liquidity needs primarily through the issuance and sale of common stock, warrants to purchase common stock, convertible debt, and convertible preferred stock. We expect to continue funding our operations through similar means for the foreseeable future, assuming the availability of additional capital, though we may enter into strategic partnerships or other alternative transactions in order to fund our ongoing capital requirements.

Our accumulated deficit as of December 31, 2021, was $130.0 million and we expect to continue to incur substantial losses in future periods for the foreseeable future. We also anticipate that our operating expenses will increase substantially as we continue to advance the development of TSC, including any costs related to:

•	our ongoing and planned clinical trials, including the ongoing Oxygenation Trials and our Planned Phase 2 Hypoxic Solid Tumor Trial;
•	any additional studies we may undertake to evaluate TSC, including other preclinical and clinical studies to support the filing of any NDA with the FDA;
•	near-term investments intended to improve the quality and robustness of our supplier relationships and overall supply chain;

•

other research, development, and manufacturing activities designed to develop and optimize formulation, manufacturing processes, dosage, dose forms, and other characteristics prior to regulatory approval;

•	the maintenance, expansion, and protection our global intellectual property portfolio;
•	the hiring of additional clinical, manufacturing, scientific, sales, or other personnel;
•	research and development related to any other product candidates we may acquire or in-license in the future; and
•	investments in operational, financial, and management information systems.

We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC. We expect that our cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through 2023.

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

Income Tax Benefit

The Company recorded an income tax benefit of $0.4 million during the year ended December 31, 2021. The income tax benefit was due to the tax effect of the reduction in the deferred tax liability associated with the basis difference from the IPR&D indefinite lived intangible asset. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of December 31, 2021.

Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of a greater than 50.0% cumulative change in the ownership interest of significant stockholders over a three year period, as defined under Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change, and subsequent ownership changes may further affect the limitation in future years. We have not yet performed an analysis to determine whether or not ownership changes that have occurred in the year ended December 31, 2020 or during the year ended December 31, 2021 give rise to any further limitations.

Critical Accounting Policies and Estimates

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

Intangible Assets

Our sole intangible asset as of December 31, 2020 consisted of DFN-529, which was acquired in 2016 pursuant to our merger with RestorGenex Corporation and was accounted for as an IPR&D intangible asset. The fair value of the IPR&D asset was determined as of the acquisition date using the cost approach, often referred to as current replacement cost, which establishes a value based on the cost of reproducing or replacing the asset. The cost approach was chosen as we were not able to estimate an income stream attributable to the IPR&D asset, given the fact that the related products had only completed limited preclinical and clinical trials and the timeline to commercial viability, if the FDA approval process were to be successful, was uncertain, would take a number of years, and the costs would have been significant. In the third quarter of 2021, we made a determination to no longer dedicate resources to our DFN-529 intangible asset and any future development efforts were abandoned. In connection with this decision, we concluded that DFN-529 was impaired in its entirety.

Results of Operations for Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$8,499,414	$9,427,667	$(928,253)
Intangible asset impairment charge	8,639,000	—	$8,639,000
General and administrative	7,445,277	6,444,109	1,001,168
Depreciation	93,416	103,168	(9,752)
Loss from operations	(24,677,107)	(15,974,944)	8,702,163
Interest income	137,487	114,257	23,230
Loss from operations before income taxes	(24,539,620)	(15,860,687)	(8,678,933)
Income tax benefit (expense)	443,893	1,675,381	(1,231,488)
Net loss	$(24,095,727)	$(14,185,306)	$(7,447,445)

Research and development expenses were $8.5 million during the year ended December 31, 2021 compared to $9.4 million during the year ended December 31, 2020, a decrease of 10%. This decrease was due to lower project spending due to the completion and/or wind-down of our clinical studies evaluating TSC in Covid-19, GBM, and stroke.

In the third quarter of 2021, the Company made a determination to no longer dedicate resources to the Company’s DFN-529 intangible asset and any future development efforts were abandoned.  As a result, we recognized a nonrecurring $8.6 million non-cash impairment charge related to the write down of our DFN-529 IPR&D asset.

General and administrative expenses were $7.4 million during the year ended December 31, 2021 compared to $6.4 million during the year ended December 31, 2020, an increase of 16%. The increase was primarily due to increased headcount resulting in higher compensation expense and other costs associated with the hiring of new employees as well as an increase in expense related to consulting services.

For the year ended December 31, 2021, we recognized an income tax benefit of $0.4 million due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from the DFN-529 IPR&D intangible asset that was written down in the third quarter of 2021. For the year ended December 31, 2020, we recognized an income tax benefit of $1.7 million to reflect the utilization of indefinite deferred tax liabilities as a source of income against indefinite lived portions of our deferred tax assets. Prior to 2021, we recognized the full income tax benefit allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of our deferred tax assets.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Cash and cash equivalents	$37,313,558	$18,515,595
Prepaid expenses, deposits and other assets	510,015	260,825
Total current liabilities	2,927,684	2,435,783
Working capital	$34,895,889	$16,340,637

We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents for working capital and to fund the research and development of TSC and our other product candidates through 2023.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2021 and 2020:

	December 31,
Net cash (used in) provided by:	2021	2020
Operating activities	$(14,501,789)	$(13,552,629)
Investing activities	4,000	—
Financing activities	33,295,752	17,890,875
Net increase in cash and cash equivalents	$18,797,963	$4,338,246

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities increased $0.9 million, or 7% compared to the year ended December 31, 2020.

Net cash used in operating activities of $14.5 million during the year ended December 31, 2021 was primarily attributable to our net loss of $24.1 million and a $0.4 million change in deferred income taxes. These amounts were partially offset by a $8.6 million non cash impairment charge in connection with the write down of our DFN-529 IPR&D asset, our net change in operating assets and liabilities of $0.4 million, and non-cash charges comprised of $0.9 million of stock-based compensation expense, the loss on the disposal of property and equipment of $0.1 million and depreciation expense of $0.1 million.

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

Investing Activities

During the year ended December 31, 2021, we received $4,000 from the sale of property and equipment. For the year ended December 31, 2020, we had no cash flows from investing activities.

Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities increased $15.4 million, or 86% compared to the year ended December 31, 2020.

Net cash provided by financing activities of $33.3 million during the year ended December 31, 2021 was attributable to net proceeds of $31.1 million received from the sale of our common stock in connection with the February 2021 Offering and $2.2 million in proceeds received from the exercise of previously issued common stock warrants.

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

Capital Requirements

We expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing TSC. Our operations have consumed substantial amounts of cash since inception and we expect to continue to spend substantial amounts of cash to advance the clinical development of TSC and any other product candidates we may in-license or acquire in the future. As of the date of this Annual Report, most of our cash resources for clinical development are dedicated to our ongoing and planned clinical trials. While we believe we have adequate cash resources to continue operations through 2023, we anticipate that we will need additional funding in order to complete development of TSC which, if available, could be obtained through additional capital raising transactions, entry into strategic partnerships or collaborations, or alternative financing arrangements.

As of December 31, 2021, we did not have any credit facilities in place under which we could borrow funds or any other sources of committed capital. In the future, we may seek to raise additional funds through various sources. However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of TSC or our product candidates, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

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

Recently Issued Accounting Pronouncements

The information in Note 3, Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements set forth in, "Part II — Item 8 — Financial Statements" of this Annual Report is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Diffusion Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Diffusion Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

McLean, Virginia

March 18, 2022

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$37,313,558	$18,515,595
Prepaid expenses, deposits and other current assets	510,015	260,825
Total current assets	37,823,573	18,776,420
Property and equipment, net	—	149,198
Intangible asset	—	8,639,000
Right of use asset	—	149,162
Other assets	15,578	15,771
Total assets	$37,839,151	$27,729,551
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$947,495	$545,844
Accrued expenses and other current liabilities	1,980,189	1,776,470
Current operating lease liability	—	113,469
Total current liabilities	2,927,684	2,435,783
Deferred income taxes	—	443,893
Noncurrent operating lease liability	—	35,693
Total liabilities	2,927,684	2,915,369
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 101,914,280 and 64,015,441 shares issued and outstanding at December 31, 2021 and 2020, respectively	101,914	64,016
Additional paid-in capital	164,814,664	130,659,550
Accumulated deficit	(130,005,111)	(105,909,384)
Total stockholders' equity	34,911,467	24,814,182
Total liabilities and stockholders' equity	$37,839,151	$27,729,551

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$8,499,414	$9,427,667
Intangible asset impairment charge	8,639,000	—
General and administrative	7,445,277	6,444,109
Depreciation	93,416	103,168
Loss from operations	(24,677,107)	(15,974,944)
Other income:
Interest income	137,487	114,257
Loss before income taxes	(24,539,620)	(15,860,687)
Income tax benefit	443,893	1,675,381
Net loss	$(24,095,727)	$(14,185,306)
Deemed dividend arising from warrant exchange	—	(1,950,378)
Net loss applicable to common stockholders	$(24,095,727)	$(16,135,684)

Share information:
Net loss per share of common stock, basic and diluted	$(0.25)	$(0.30)
Weighted average shares outstanding, basic and diluted	97,626,748	53,831,973

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Stockholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	33,480,365	$33,481	$111,824,859	$(91,724,078)	$20,134,262
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	11,428,572	11,429	10,330,202	—	10,341,631
Issuance of common stock upon exercise of warrants	19,106,504	19,106	7,768,370	—	7,787,476
Stock-based compensation expense	—	—	736,119	—	736,119
Net loss	—	—	—	(14,185,306)	(14,185,306)
Balance at December 31, 2020	64,015,441	64,016	130,659,550	(105,909,384)	24,814,182
Issuance of common stock and warrants, net of issuance costs	33,658,538	33,658	31,060,644	—	31,094,302
Issuance of common stock upon exercise of warrants	4,230,000	4,230	2,197,220	—	2,201,450
Vesting of restricted stock units	10,301	10	(10)	—	—
Stock-based compensation expense	—	—	897,260	—	897,260
Net loss	—	—	—	(24,095,727)	(24,095,727)
Balance at December 31, 2021	101,914,280	$101,914	$164,814,664	$(130,005,111)	$34,911,467

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(24,095,727)	$(14,185,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,416	103,168
Loss on disposal of property and equipment	51,782	—
Stock-based compensation expense	897,260	736,119
Abandonment of in-process research and development intangible asset	8,639,000	—
Change in deferred income taxes	(443,893)	(1,675,381)
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(248,997)	518,169
Accounts payable, accrued expenses and other liabilities	605,370	950,602
Net cash used in operating activities	(14,501,789)	(13,552,629)

Cash flows provided by investing activities:
Cash received from sale of property and equipment	4,000	—
Net cash provided by investing activities	4,000	—

Cash flows provided by financing activities:
Proceeds from the sale of common stock, net of issuance costs	31,094,302	10,827,100
Proceeds from the sale of common stock warrants	2,201,450	8,046,103
Payment of offering costs	—	(982,328)
Net cash provided by financing activities	33,295,752	17,890,875

Net increase in cash and cash equivalents	18,797,963	4,338,246

Cash and cash equivalents at beginning of year	18,515,595	14,177,349
Cash and cash equivalents at end of year	$37,313,558	$18,515,595

Supplemental disclosure of non-cash investing and financing activities:
Vesting of restricted stock units	$10	$—

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Diffusion Pharmaceuticals Inc. ("the Company"), a Delaware corporation, is a biopharmaceutical company developing novel therapies that enhance the body’s ability to deliver oxygen to areas where it is needed most. The Company’s lead product candidate, TSC, is being developed to enhance the diffusion of oxygen to tissues with low oxygen levels, also known as hypoxia, a serious complication of many of medicine’s most intractable and difficult-to-treat conditions. In November 2021, based on the preclinical and clinical data accumulated to date and the significant unmet medical need, the Company announced that its near-term focus will be the design and execution of a clinical program to support the use of intravenously administered TSC as an adjunctive treatment for hypoxic solid tumors.

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

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company expects that its existing cash and cash equivalents as of December 31, 2021 will enable it to fund its operating expenses and capital expenditure requirements through 2023.

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

Cash and Cash Equivalents

The Company considers any highly-liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents.

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation and amortization. Costs of renewals and improvements that extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets, which generally range from 2 to 15 years. The Company amortizes leasehold improvements over the shorter of the estimated useful life of the asset or the term of the related lease. Upon retirement or disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations. In November 2021, the Company terminated the lease of its prior corporate headquarters and in connection with the termination the Company disposed of all of its related property and equipment.

Intangible Asset

In the third quarter of 2021, the Board of Directors made a determination to no longer dedicate financial resources to the Company's DFN-529 intangible asset and any future internal development efforts were abandoned. In connection with this decision, the Company concluded that DFN-529 was impaired in its entirety and as such, the Company recognized a non-cash impairment charge of $8.6 million during the third quarter of 2021. The abandonment also resulted in an income tax benefit of $0.4 million due to the tax effect of the reduction in the deferred tax liability associated with the asset.

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

FASB ASC Subtopic 740-10, Accounting for Uncertainty of Income Taxes, (“ASC 740-10”) defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with the disclosure requirements of ASC 740-10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total interest expense and other expense, respectively.

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

For stock price volatility, the Company uses a combination of its own historical stock price and comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option. The Company accounts for forfeitures in the periods they occur.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, convertible preferred stock, common stock warrants, stock options and unvested restricted stock that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2021	2020
Common stock warrants	6,499,469	9,100,112
Stock options	3,626,223	2,240,204
Unvested restricted stock units	275,450	153,000
	10,401,142	11,493,316

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326). The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective for the Company as of January 1, 2022. The Company is currently evaluating the impact of this ASU but does not expect that adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance applies to all entities and aims to reduce the complexity of tax accounting standards while enhancing reporting disclosures. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein. Early adoption is permitted for any annual periods for which financial statements have not been issued and interim periods therein. The Company adopted this standard in January 2021 and the adoption did not have a material impact on its related disclosures.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020
Accrued payroll and payroll related expenses	$879,971	$653,899
Accrued professional fees	247,704	31,809
Accrued clinical studies expenses	786,579	1,055,398
Other	65,935	35,364
Total	$1,980,189	$1,776,470

5. Commitments and Contingencies

Office Space Lease Commitment

On November 8, 2021, the Company entered into a Deed of Lease Termination Agreement with the Carlton Landlord providing for the early termination of the Carlton Lease related to the Company's prior corporate headquarters. The Carlton Lease was previously scheduled to expire on April 30, 2022. In connection with the termination, the Company made a one-time payment to the Carlton Landlord of approximately $14,000, net of a security deposit subsequently returned in accordance with the Carlton Lease. In lieu of the fixed office and laboratory space previously available to us under the Carlton Lease, the Company has entered into short term agreements to utilize membership-based co-working space in both Charlottesville, Virginia and Philadelphia, Pennsylvania.

Rent expense related to the Company's operating lease for both the years ended December 31, 2021 and 2020 was approximately $0.1 million.

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

Defined Contribution Retirement Plan

The Company has established a 401(k) defined contribution plan that covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. The Company made matching contributions under the 401(k) Plan of approximately $75,000 and $68,000 for the years ended December 31, 2021 and 2020, respectively.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the former Chief Executive Officer of the Company’s legal predecessor under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action. After a related hearing on April 14, 2015, the court granted the Company’s petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. On November 19, 2018 at an Order to Show Cause Re Dismissal Hearing, the court found sufficient grounds not to dismiss the case and an arbitration hearing was scheduled, originally for November 2020 but later postponed due to the COVID-19 pandemic and related restrictions on gatherings in the State of California. In addition, following the November 2018 hearing, an automatic stay was placed on the arbitration in connection with the plaintiff filing for personal bankruptcy protection. On October 22, 2021, following a determination by the bankruptcy trustee not to pursue the claims and release them back to the plaintiff, the parties entered into a stipulation to abandon arbitration and return the matter to state court. A case management conference was held on February 23, 2022 at which a trial date of May 24, 2023 was set, and the parties have agreed to stipulate to mediation in advance of the trial.

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

6. Stockholders' Equity and Common Stock Warrants

2021 Common Stock Offering

In February 2021, the Company completed the February 2021 Offering in which it offered and sold 33,658,538 shares of its common stock in an underwritten, public offering for a purchase price to the public of $1.025 per share, inclusive of shares offered and sold pursuant to the exercise in full by the underwriter of its 30-day option to purchase additional shares. The February 2021 Offering resulted in aggregate net proceeds to the Company of $31.1 million, after deducting underwriting commissions, discounts, and expenses. In addition, at the closings of the February 2021 Offering, the Company issued to designees of the underwriter of the transaction warrants to purchase up to an aggregate of 1,682,927 shares of common stock to designees. The underwriter warrants have an exercise price of $1.28125 per share and a term of five years from the date of issuance.

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

Additionally, also in May 2020, the Company entered into a warrant exercise agreement with an investor who held the Prior Warrant, a previously outstanding warrant to purchase up to an aggregate of 5,000,000 shares of our common stock at an exercise price of $0.35 per share. In consideration for the exercise of the Prior Warrant for cash and an additional $0.125 per each share of common stock in the Prior Warrant being exercised, the exercising investor received new unregistered warrants to purchase up to an aggregate of 5,000,000 shares of common stock in a private placement. The warrants are exercisable immediately at an exercise price of $0.5263 per share and exercisable until November 8, 2025. During the year ended December 31, 2020, the Company recognized a deemed dividend of $2.0 million to reflect the consideration given as an inducement for the investor to exercise the warrants. This deemed dividend was recorded in the Company's consolidated statement of operations during the year ended December 31, 2020 as an increase to the net loss applicable to common stockholders for purposes of computing net loss per share, basic and diluted.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Common stock warrants issued in 2017 related to Series A convertible preferred stock offering	903,870		$33.30		March 2022
Common stock warrants issued in 2018 related to the January 2018 common stock offering	1,181,421	$12.00	-	$15.00	January 2023
Common stock warrants issued related to the May 2019 Offering	1,382,913	$5.00	-	$6.11875	May and December 2024
Common stock warrants issued related to the November 2019 Offering	213,570		$0.35		May 2024
Common stock warrants issued related to the December 2019 Offering	313,339		$0.6981		December 2024
Common stock warrants issued related to the May 2020 Offering	571,429		$1.3125		March 2025
Common stock warrants issued related to the May 2020 Investor Warrant Exercise	250,000		$0.5938		November 2025
Common stock warrants issued related to the February 2021 Offering	1,682,927		$1.28		February 2026
	6,499,469

During the year ended December 31, 2021, 53,570 warrants expired and 4,230,000 warrants were exercised for proceeds of approximately $2.2 million. During the year ended December 31, 2020, no warrants expired and 19,106,504 warrants were exercised for gross proceeds of $8.0 million.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock-Based Compensation

2015 Equity Plan

The 2015 Equity Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's board of directors. Accordingly, 4,076,571 shares were added to the reserve as of   January 1, 2022. All such shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of December 31, 2021, there were 580,925 shares of common stock available for future issuance under the 2015 Equity Plan. Generally, the options have a ten (10) year contractual term and vest in equal monthly installments over three (3) years.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations for the periods indicated:

	Year ended December 31,
	2021	2020
Research and development	$154,041	$164,791
General and administrative	743,219	571,328
Total stock-based compensation expense	$897,260	$736,119

The following table summarizes the activity related to all stock options:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2020	309,276	$55.78
Granted	1,931,100	0.68
Expired	(172)	142.50
Balance at December 31, 2020	2,240,204	$8.28		$289,067
Granted	1,815,767	0.89
Forfeited	(429,748)	1.37
Outstanding at December 31, 2021	3,626,223	5.40	8.52	—
Exercisable at December 31, 2021	2,140,524	$8.58	8.09	—
Vested and expected to vest at December 31, 2021	3,626,223	$5.40	8.52	—

The weighted average grant date fair value of stock option awards granted was $0.89 and $0.64 during the years ended December 31, 2021 and 2020, respectively. The total fair value of options vested during the years ended December 31, 2021 and 2020 were $0.8 million and $0.7 million, respectively. No options were exercised during any of the periods presented. At December 31, 2021, there was $1.1 million of unrecognized compensation cost related to unvested options that will be recognized as expense over a weighted-average period of 1.7 years. During the year ended December 31, 2021, the Company granted 385,267 performance-based stock options with an exercise price of $1.11 per share, subject to vesting based on the satisfaction of specified performance criteria. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. The Company recorded stock-based compensation expense of approximately $0.1 million year ended December 31, 2021, for service-based awards with performance conditions deemed probable of achievement and/or achieved. For performance-based awards containing performance conditions which were not deemed probable of achievement at December 31, 2021, no stock compensation expense was recognized and any previously recognized expense related to those awards originally deemed probable was reversed.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of employee stock options is determined using the Black-Scholes Model. The following assumptions were used during the years ended December 31, 2021 and 2020:

	2021			2020
Expected term (in years)		10		5.31	—	10
Risk-free interest rate	1.3%	—	1.7%	0.4%	—	1.7%
Expected volatility	122.6%	—	125.8%	113.4%	—	124.8%
Dividend yield		0%			0%

Restricted Stock Unit Awards

The Company issues restricted stock ("RSU") to newly elected, non-executive members of the board of directors that vest in six, tri-monthly installments beginning 18 months after the respective grant date. The fair value of a RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is recorded on a straight-line basis over the service period.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of Units	Weighted average grant date fair value
Balance at January 1, 2021	153,000	$0.65
Granted	138,800	0.72
Vested(1)	(16,350)	0.51
Outstanding at December 31, 2021	275,450	$0.70

(1) The Company withheld 6,049 shares of common stock to cover the tax liability associated with the vesting of these units in 2021.

The Company recognized approximately $54,000 and $18,000 in expense related to these units during the years ended December 31, 2021 and December 2020, respectively. At December 31, 2021, there was approximately $0.1 million of unrecognized compensation cost that will be recognized over a weighted average period of 2.12 years.

8.  Income Taxes

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

Deferred tax assets	December 31, 2021	December 31, 2020
Net operating loss carryforwards	$6,033,726	$3,864,189
Stock option compensation	1,641,354	1,571,227
Orphan Drug credits	647,937	541,384
Lease liability	—	38,394
Capitalized start-up costs and other	12,403,925	10,709,631
Valuation allowance	(20,726,942)	(14,906,646)
Deferred tax assets	—	1,818,179

Deferred tax liabilities
Intangible assets	—	(2,223,678)
Right of use asset	—	(38,394)
Deferred tax liabilities	—	(2,262,072)

Net deferred tax liability	$—	$(443,893)

The Company does not have unrecognized tax benefits as of December 31, 2021 or December 31, 2020. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had NOL carryforwards for federal and state income tax purposes at December 31, 2021 and 2020 of approximately:

Combined NOL Carryforwards:	December 31, 2021	December 31, 2020
Federal	$23,442,045	$15,013,388
State	23,436,624	15,007,966

The pre-2018 net operating loss carryforwards begin expiring in 2021 for both federal and state income tax purposes. In November 2019, the Company increased the number of shares outstanding resulting in a change of ownership, under the provisions of Internal Revenue Code Section 382 and similar state provisions. These provisions limit the Company’s ability to utilize these net operating loss carryforwards to offset future income. The amounts above reflect the amount of NOLs that the Company expects to be able to utilize as a result of the limitation. The Company recorded a 100% valuation allowance of the deferred tax assets as of December 31, 2021 because of the uncertainty of their realization.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

Rate reconciliation:	December 31, 2021	December 31, 2020
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax, net of Federal benefit	(4.7)%	(4.7)%
Orphan drug credit	(0.4)%	(2.9)%
Change in valuation allowance	24.3%	18.1%
Total provision	(1.8)%	(10.5)%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s 2018 to 2021 tax years remain open and subject to examination. All net operating losses and credits remain subject to review until utilized.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CORPORATE GOVERNANCE

Introduction

Our common stock is currently listed for quotation on the Nasdaq Capital Market under the symbol “DFFN.” As required by the Listing Rules of the Nasdaq Capital Market, the Board has adopted certain governance standards, including its standard of independence.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines, a copy of which can be found on the Investor Relations—Corporate Governance section of our corporate website at www.diffusionpharma.com. Among the topics addressed in our Corporate Governance Guidelines are:

•	Board size, composition and qualifications;
•	Retirement, term limits, and resignation policy;
•	Selection of directors;
•	Board compensation;
•	Board leadership;
•	Loans to directors and executive officers;
•	Board committees;
•	Chief Executive Officer evaluation;
•	Board and committee meetings;
•	Board and committee evaluations;
•	Executive sessions of outside directors;
•	Director continuing education;
•	Meeting attendance by directors and non-directors;
•	Succession planning;
•	Appropriate information and access;
•	Related person transactions;
•	Ability to retain advisors;
•	Communication with directors;
•	Conflicts of interest and director independence;
•	Director attendance at annual meetings of stockholders; and
•	Board interaction with corporate constituencies;
•	Change of principal occupation and board memberships.
•	Stock ownership by directors and executive officers;

Directors & Director Independence

The Board has determined that six of our seven current directors — Robert Adams, Eric Francois, Mark T. Giles, Jane H. Hollingsworth, Diana Lanchoney, and Alan Levin — are “independent directors” under the Listing Rules of the Nasdaq Capital Market.

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

Currently, Jane H. Hollingsworth serves as the Chair of the Board and Robert J. Cobuzzi, Jr. serves as our Chief Executive Officer. The Board believes that it is currently in the best interests of the Company’s stockholders to separate these offices. This separation allows for our Board Chair to act as a bridge between the Board and the operating organization, while our Chief Executive Officer focuses on running the Company’s business. The Board believes that this separation allows for a more effective utilization of the proven leadership capabilities, breadth of industry experience and business success of the individuals holding both positions, and that the Company and its stockholders are best currently served by this leadership structure.

Executive Sessions

Generally, at regular meetings of the Board, our independent directors meet in executive session with no company management present during a portion of the meeting. Ms. Hollingsworth typically presides over these executive sessions and serves as a liaison between the independent directors and our Chief Executive Officer.

Board Meetings and Attendance

During 2021, the Board held nine meetings, including one joint meeting with the Compensation Committee. Each of our directors attended 75 percent or more of the meetings of the Board and all committees on which he or she served during 2021. In addition, the Company’s directors are expected to participate in the annual meetings of stockholders, and all of the Company’s directors participated in the 2021 annual meeting of stockholders.

Board Committees

The Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each of these committees has the composition and responsibilities described below. The Board, from time to time, may establish other committees to facilitate the management of the Company and may change the composition and the responsibilities of the existing committees. Each of the three standing committees has a charter which can be found on the Investor Relations—Corporate Governance section of our corporate website at www.diffusionpharma.com.

Audit Committee

Responsibilities

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

•    establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls and/or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

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

Composition and Audit Committee Financial Expert

The current members of the Audit Committee are Messrs. Francois, Giles, and Levin and Ms. Hollingsworth. Mr. Levin is the chair of the Audit Committee.

Each current member of the Audit Committee qualifies as “independent” for purposes of membership on audit committees under the Listing Rules of the Nasdaq Capital Market and the rules and regulations of the SEC and is “financially literate” under the Listing Rules of the Nasdaq Capital Market. In addition, the Board has determined that Mr. Levin qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC and meets the qualifications of “financial sophistication” under the Listing Rules of the Nasdaq Capital Market as a result of his experience in senior financial positions. Stockholders should understand that these designations related to the Audit Committee members’ experience and understanding with respect to certain accounting and auditing matters are disclosure requirements of the SEC and the Nasdaq Capital Market and do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee or of the Board.

Meetings

The Audit Committee met five times during 2021.

Processes and Procedures for Complaints

The Audit Committee has established procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters, and the submission by our employees, on a confidential and anonymous basis, of concerns regarding questionable accounting or auditing matters. Our personnel with such concerns are encouraged to discuss their concerns with their supervisor first, who in turn will be responsible for informing our Chief Executive Officer of any concerns raised. If an employee prefers not to discuss a particular matter with his or her own supervisor, the employee may instead discuss such matter with our Chief Executive Officer. If an individual prefers not to discuss a matter with the Chief Executive Officer or if the Chief Executive Officer is unavailable and the matter is urgent, the individual is encouraged to contact the Chair of the Audit Committee, Mr. Levin.

Compensation Committee

Responsibilities

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

Composition

The current members of the Compensation Committee are Messrs. Adams and Francois, Ms. Hollingsworth, and Dr. Lanchoney. Mr. Adams is the chair of the Compensation Committee. Each of the four current members of the Compensation Committee is an “independent director” under the Listing Rules of the Nasdaq Capital Market and a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

Meetings

The Compensation Committee met seven times during 2021, including one joint meeting with the Board.

Processes and Procedures for Consideration and Determination of Executive Compensation

The Compensation Committee has authority to determine all compensation applicable to our executive officers. In setting executive compensation for our executive officers, the Compensation Committee considers, among other things, the following primary factors: each executive’s position within the Company and the level of responsibility; the ability of the executive to affect key business initiatives; the executive’s individual experience and qualifications; compensation paid to executives of comparable positions by companies similar to our Company; Company and individual performance; and the executive’s current and historical compensation levels. The Compensation Committee has also from time to time – including during 2021 – retained the services of its independent consulting firm, Radford, to provide advice with respect to executive compensation, such as developing a group of comparable peer companies and reviewing executive and director compensation levels. In making decisions regarding the form and amount of compensation to be paid to our executives, the Compensation Committee may consider information gathered by, and the recommendations of, Radford, when necessary and appropriate.

In making decisions regarding the form and amount of compensation to be paid to our executive officers (other than our Chief Executive Officer), the Compensation Committee considers and gives weight to the recommendations of our Chief Executive Officer recognizing that due to his reporting and otherwise close relationship with each executive, the Chief Executive Officer often is in a better position than the Compensation Committee to evaluate the performance of each executive (other than himself). In making decisions regarding the form and amount of compensation to be paid to our Chief Executive Officer, the Compensation Committee considers the recommendation of the Chief Executive Officer with respect to his own compensation and the Compensation Committee’s own assessment of the Chief Executive Officer’s annual performance and input from other Board members. The Compensation Committee meets in executive session regularly and makes all executive compensation decisions about the Chief Executive Officer without the presence of the Chief Executive Officer or any executive or employee of our company.

Processes and Procedures for Consideration and Determination of Director Compensation

The Board has delegated to the Compensation Committee the responsibility, among other things, to establish and lead a process for determining compensation payable to our non-employee directors. The Compensation Committee makes recommendations regarding compensation payable to our non-employee directors to the entire Board, which then makes the final decision.

In making decisions regarding compensation to be paid to our non-employee directors, the Board considers factors such as its own views as to the form and amount of compensation to be paid, the current and anticipated time demands placed on non-employee directors and other factors that may be relevant, including the recommendations of Radford, when necessary and appropriate.

Nominating and Corporate Governance Committee

Responsibilities

The primary responsibilities of the Nominating and Corporate Governance Committee are:

•    identifying individuals qualified to become Board members;

•    recommending director nominees for each annual meeting of our stockholders and director nominees to fill any vacancies that may occur between meetings of stockholders;

•    general management and director succession planning;

•    being aware of best practices in corporate governance and developing and recommending to the Board a set of corporate governance standards to govern the Board, its committees, our company and our employees in the conduct of our business and affairs;

•    developing and overseeing a Board and Board committee evaluation process; and

•    reviewing and discussing with our Chief Executive Officer and reporting periodically to the Board plans for executive officer development and succession plans for the Chief Executive Officer and other key executive officers and employees; and

The Nominating and Corporate Governance Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition

The current members of the Nominating and Corporate Governance Committee are Messrs. Adams, Giles, and Levin and Dr. Lanchoney. Mr. Giles is the chair of the Nominating and Corporate Governance Committee. Each of the four current members of the Nominating and Corporate Governance Committee is an “independent director” within the meaning of the Listing Rules of the Nasdaq Capital Market.

Meetings

The Nominating and Corporate Governance Committee met three times during 2021.

Processes and Procedures for Consideration Director Nominations

In selecting nominees for the Board, the Nominating and Corporate Governance Committee first determines whether the incumbent directors are qualified to serve, and wish to continue to serve, on the Board. The Nominating and Corporate Governance Committee believes that our Company and stockholders benefit from the continued service of certain qualified incumbent directors because those directors have familiarity with and insight into our Company’s affairs that they have accumulated during their tenure with Diffusion. Appropriate continuity of Board membership also contributes to the Board’s ability to work as a collective body. Accordingly, it is the practice of the Nominating and Corporate Governance Committee, in general, to re-nominate an incumbent director at the upcoming annual meeting of stockholders if the director wishes to continue his or her service with the Board, the director continues to satisfy the Nominating and Corporate Governance Committee’s criteria for membership on the Board, the Nominating and Corporate Governance Committee believes the director continues to make important contributions to the Board and there are no special, countervailing considerations against re-nomination of the director.

In identifying and evaluating new candidates for election to the Board, the Nominating and Corporate Governance Committee intends to first solicit recommendations for nominees from persons whom the Nominating and Corporate Governance Committee believes are likely to be familiar qualified candidates having the qualifications, skills and characteristics required for Board nominees from time to time. Such persons may include members of the Board and senior management of Diffusion. In addition, the Nominating and Corporate Governance Committee may engage a search firm to assist it in identifying qualified candidates. The Nominating and Corporate Governance Committee then intends to review and evaluate each candidate whom it believes merits serious consideration, taking into account available information concerning the candidate, any qualifications or criteria for Board membership established by the Nominating and Corporate Governance Committee, the existing composition of the Board (including with respect to diversity), and other factors that it deems relevant. In conducting its review and evaluation, the Nominating and Corporate Governance Committee may solicit the views of our management, other Board members and any other individuals it believes may have insight into a candidate. The Nominating and Corporate Governance Committee may designate one or more of its members and/or other Board members to interview any proposed candidate.

The Nominating and Corporate Governance Committee will consider recommendations for the nomination of directors submitted by our stockholders. The Nominating and Corporate Governance Committee will evaluate candidates recommended by stockholders in the same manner as those recommended described above.

There are no formal requirements or minimum qualifications that a candidate must meet in order for the Nominating and Corporate Governance Committee to recommend the candidate to the Board. The Nominating and Corporate Governance Committee believes that each nominee should be evaluated based on his or her merits as an individual, taking into account the needs of the Company and the Board. However, in evaluating candidates, there are a number of criteria that the Nominating and Corporate Governance Committee generally views as relevant and is likely to consider. Some of these factors include:

•	whether the candidate is an “independent director” under applicable independence tests under the federal securities laws and rules and regulations of the SEC;
•	whether the candidate is “financially sophisticated” and otherwise meets the requirements for serving as a member of an audit committee;
•	whether the candidate is an “audit committee financial expert” under the rules and regulations of the SEC for purposes of serving as a member of the Audit Committee;
•	the needs of the Company with respect to the particular talents and experience of our directors;
•	the personal and professional integrity and reputation of the candidate;
•	the candidate’s level of education and business experience;
•	the candidate’s business acumen;
•	the candidate’s level of understanding of our business and industry and other industries relevant to our business;
•	the candidate’s ability and willingness to devote adequate time to the work of the Board and its committees;
•

the fit of the candidate’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to the needs of our company;

•	whether the candidate possesses strategic thinking and a willingness to share ideas;
•	the candidate’s diversity of experiences, expertise and background, in general and as compared to other directors on the Board; and
•	the candidate’s ability to represent the interests of all stockholders and not a particular interest group.

While we do not have a stand-alone diversity policy, in considering whether to recommend any director nominee, including candidates recommended by stockholders, the Nominating and Corporate Governance Committee will consider the factors described above. The Nominating and Corporate Governance Committee seeks nominees with a broad diversity of experience, expertise, and backgrounds. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. We believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.

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

The committees of the Board oversee risks associated with their respective principal areas of focus. The Audit Committee’s role includes a particular focus on the qualitative aspects of financial reporting to stockholders, our processes for the management of business and financial risk, our financial reporting obligations, and our compliance with significant applicable legal, ethical and regulatory requirements. The Audit Committee, along with management, is also responsible for developing and participating in a process for review of important financial and operating topics that present potential significant risk to our company. The Compensation Committee is responsible for overseeing risks and exposures associated with our compensation programs and arrangements, including our executive and director compensation programs and arrangements. The Nominating and Corporate Governance Committee oversees risks relating to our corporate governance matters and policies and management and director succession planning.

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

We believe our current Board leadership structure is appropriate and helps ensure proper risk oversight for our company for a number of reasons, including: (1) general risk oversight by the full Board in connection with its role in reviewing our key long-term and short-term business strategies and monitoring on an on-going basis the implementation of our key business strategies; (2) more detailed oversight by our Board committees that are currently comprised of and chaired by our independent directors and (3) the focus of our Chairman of the Board on allocating appropriate Board agenda time for discussion regarding the implementation of our key business strategies and specifically risk management.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics applies to all of our directors, executive officers and other employees, and meets the requirements of the SEC. A copy of our Code of Business Conduct and Ethics is available on the Investor Relations—Corporate Governance—Code of Business Conduct and Ethics section of our corporate website at www.diffusionpharma.com.

Policy Regarding Director Attendance at Annual Meetings of Stockholders

It is the policy of the Board that directors standing for re-election should attend our annual meeting of stockholders, if their schedules permit.

Process Regarding Stockholder Communications with Board

Stockholders may communicate with the Board or any one particular director by sending correspondence, to our General Counsel & Corporate Secretary via e-mail to info@diffusionpharma.com or via mail to 300 East Main Street, Suite 201, Charlottesville, Virginia 22902, with an instruction to forward the communication to the Board or one or more particular directors. Our General Counsel & Corporate Secretary will forward promptly all such stockholder communications to the Board or the one or more particular directors, with the exception of any advertisements, solicitations for periodical or other subscriptions and other similar communications.

DIRECTORS

Number of Directors

Our Bylaws provide that the Board will consist of at least one member, or such other number as may be determined by the Board or our stockholders. The Board has currently fixed the number of directors at seven.

Information About Our Directors

The table below sets forth, as of March 15, 2022, certain information that has been furnished to us by our current directors.

Name	Age	Director Since
Robert Adams	71	2016
Robert J. Cobuzzi, Jr., Ph.D.	57	2020
Eric Francois	47	2021
Mark T. Giles	67	2016
Jane H. Hollingsworth	63	2020
Diana Lanchoney, M.D.	55	2021
Alan Levin	59	2016

In addition, the paragraphs below provide further information about each current director, including all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly held companies of which he or she currently serves as a director or served as a director during the past five years. We believe that all of our directors and director nominees display personal and professional integrity; satisfactory levels of education and/or business experience; broad-based business acumen; an appropriate level of understanding of our business and its industry and other industries relevant to our business; the ability and willingness to devote adequate time to the work of the Board and its committees; a fit of skills and personality with those of our other directors that helps build a board of directors that is effective, collegial and responsive to the needs of our company; strategic thinking and a willingness to share ideas; a diversity of experiences, expertise and background; and the ability to represent the interests of all of our stockholders. The information presented below regarding each director and nominee for director also sets forth specific experience, qualifications, attributes and skills that led the Board to the conclusion that he or she should serve as a director in light of our business and structure.

Robert Adams — Mr. Adams has served as a director since January 2016 and as a director of Diffusion LLC since 2002. Prior to his retirement in 2015, Mr. Adams was a partner in the intellectual property law firm of Nixon & Vanderhye P.C, where he had practiced for over 25 years, focusing on patent litigation and international patent licensing and negotiations. During that time period, Mr. Adams was lead litigation counsel in more than 50 major intellectual property lawsuits, where he directly handled, for example, all intellectual property valuations and settlements on behalf of his U.S. and foreign clients. Moreover, Mr. Adams served as the head negotiator for a well-known Japanese consumer products company for 15 years in various complicated licensing situations. Those negotiations typically involved the cross-licensing of up to hundreds of U.S. and foreign patent rights. His lead licensing activities on behalf of that client included, among other things, multi-year negotiations with Texas Instruments, Advanced Micro Devices and Freescale. Mr. Adams received a B.A. from the University of Maryland and a J.D. from George Washington University (with honors), and is a member of the Virginia State Bar.

The Board believes Mr. Adams’ perspective and experience as a director of Diffusion, as well as the depth and breadth of his intellectual property experience, provide him with the qualifications to serve as a director.

Robert J. Cobuzzi, Jr., Ph.D. – Dr. Cobuzzi has served as a director since January 2020 and as our President and Chief Executive Officer since September 2020. Cobuzzi also currently serves as a Venture Partner and Chairman of the Business Development Board for Sunstone Life Science Ventures, an early-stage, European-focused investor in human therapeutics.  He also serves on behalf of Sunstone as a Board Observer for Synendos Therapeutics, a venture-backed, Swiss-based biopharmaceutical company focused on developing therapeutics for neuropsychiatric disorders.  Previously, Dr. Cobuzzi served as an Advisor to the Mitochondrial Disease Research Program at the Children’s Hospital of Philadelphia, an internationally recognized hospital and research center devoted to children, from January 2019 to April 2020, and as President and Chief Executive Officer of MitoCUREia, Inc., an affiliated company, from July 2019 to July 2020. From 2005 to 2018, Dr. Cobuzzi served in various roles at Endo International PLC, a specialty branded and generic pharmaceuticals manufacturer, most recently serving as President of Endo Ventures Ltd. Dr. Cobuzzi received his Bachelor of Arts in Biochemistry and Art History from Colby College and his Ph.D. in Molecular and Cellular Biochemistry from Loyola University Chicago. He served as a Post-doctoral Fellow in Experimental Therapeutics at Roswell Park Cancer Institute.

The Board believes Dr. Cobuzzi’s experience and insight with drug development and business development and funding, both in the U.S. and abroad, as well as his experience and background as our Chief Executive Officer, provide him with the qualifications to serve as a director.

Eric Francois – Mr. Francois has served as a director since June 2021. Since November 2021, Mr. Francois has served as a Managing Director at the investment banking firm of Credit Suisse. From November 2015 until November 2021, Mr. Francois served as Chief Financial Officer of Scynexis, Inc., a pharmaceutical company pioneering innovative medicines to potentially help millions of patients worldwide in need of new options to overcome and prevent difficult-to-treat and drug-resistant infections. He previously served as co-founder and Chief Operating Officer of Topi, Inc., a technology startup, from July 2013 to October 2015, where he was responsible for all marketing, commercial and financial activities and helped grow the company from inception to over 250 clients worldwide. Previously, Mr. Francois served from September 2007 to July 2013 as a Director in the Equity Capital Markets Group at Lazard Ltd where he led capital raisings and advisory assignments for healthcare and biotechnology companies. He started his career in September 2000 at Cowen and Company in the Equity Capital Markets and Convertible Debt Groups. Mr. Francois holds a B.A. in Economics and Business Administration and a M.A. in Marketing from Pantheon-Sorbonne University, France.

The Board believes that the combination of Mr. Francois’s perspective and industry experience, his experience in financial reporting, corporate finance, and capital raising transactions, and his executive-level experience in the pharmaceutical industry all provide him with the qualifications and skills to serve as a director.

Mark T. Giles — Mr. Giles has served as a director since January 2016 and as a director of Diffusion LLC since 2008. Since July 2007, Mr. Giles has been the sole managing member of Panda Holdings, LLC, which engages in the investment and management of private capital. Since February 2015, Mr. Giles has been a general partner of Anchormark Holdings, LLC, which engages in the investment and management of private capital. Prior to joining Panda Holdings and Anchormark Holdings, Mr. Giles served as the Chief Executive Officer of Virginia National Bank from July 1998 until June 2007 and thereafter continued to serve as the non-executive Chairman until December 2011. Prior to joining Virginia National Bank, Mr. Giles also served as the president of two publicly traded bank holding companies and subsidiary banks in Texas and practiced law with the banking group of a Houston law firm. He chairs the board of Expedition Trust Company. Mr. Giles received a B.S. from the McIntire School of Commerce at the University of Virginia and a J.D. from the University of Virginia School of Law.

The Board believes Mr. Giles’ perspective and experience as a director of Diffusion, as well as the depth and breadth of his business and legal experience, provide him with the qualifications to serve as a director.

Jane H. Hollingsworth – Ms. Hollingsworth has served as a director since September 2020. She currently serves as the founding Managing Partner of Militia Hill Ventures, an organization that creates, builds, and invests in life sciences companies, a role she has held since 2013. While at Militia Hill, Jane co-founded and currently serves as Executive Chair of Eliksa Therapeutics, a regenerative medicine company, co-founded and served as Executive Chair of Spirovant Sciences, a gene therapy company sold to Sumitomo Dainippon Pharma, and served as Executive Chair and CEO of Immunome Inc., a cancer immunotherapy company. Prior to founding Militia Hill, Ms. Hollingsworth co-founded and served as Chief Executive Officer of NuPathe, Inc., a neuroscience focused biopharmaceutical company. . She also co-founded and served as EVP of Auxilium Pharmaceuticals, a urology and rare disease focused biopharmaceutical company.  Ms. Hollingsworth also currently serves on the board of various industry and community organizations, including  Afimmune Ltd., Ribonova, the University City Science Center, the Kimmel Center for the Performing Arts and Breatcancer.Org. Ms. Hollingsworth received her B.A. from Gettysburg College and her J.D. from Villanova University.

The Board believes Ms. Hollingsworth’s industry perspective and experience, including as chief executive officer and director of a publicly-traded biopharmaceutical company, as well as her depth of her other operating and senior management experience in our industry and educational background, provide her with the qualifications to serve as a director.

Diana Lanchoney, M.D. – Dr. Lanchoney has served as a director since June 2021. Since 2014, Dr. Lanchoney has served as a Vice President of CSL Behring, Inc., a global biopharmaceutical company manufacturing plasma-derived and recombinant therapeutic products, since October 2021 as Vice President, R&D Strategy Implementation, from January 2018 to October 2021 as Vice President, Clinical Pharmacology and Translational Development and prior to that as Vice President, R&D Project Management, from October 2014 to December 2017. Prior to joining CSL, Dr. Lanchoney served in positions of increasing responsibility with Merck & Co., a global pharmaceutical company, most recently as Associate Vice President, Corporate Strategy. Dr. Lanchoney received her B.A. in Economics and German Studies from Tufts University and her M.D. from the University of Pennsylvania.

The Board believes Dr. Lanchoney’s professional and academic background and experience provide her with the qualifications to serve as a director, including the depth and breadth of her experience with clinical development, corporate strategy, and pharmaceutical industry partnering.

Alan Levin — Mr. Levin has served as a director since January 2016 and as a director of Diffusion LLC since June 2015. He previously served as Executive Vice President and Chief Financial Officer of Endo Health Solutions Inc., a global specialty healthcare company, from June 2009 until his retirement in September 2013. Prior to joining Endo, Mr. Levin worked with Texas Pacific Group, a leading private equity firm, and one of their start-up investments. Before that, he was Senior Vice President & Chief Financial Officer of Pfizer, Inc. where he worked for 20 years in a variety of executive positions of increasing responsibility, including Treasurer and Senior Vice President of Finance & Strategic Management for the company’s research and development organization. Mr. Levin received a bachelor’s degree from Princeton University and a master’s degree from New York University’s Stern School of Business. Mr. Levin is a certified public accountant. Mr. Levin currently serves as a member of the board of directors of Biocryst Pharmaceuticals, Inc., a Nasdaq-traded biopharmaceuticals company. He is also a member of the Advisory Board of Auven Therapeutics, a private equity fund; and the Critical Path Institute, a nonprofit collaboration between the Food and Drug Administration and pharmaceutical industry participants focused on streamlining and accelerating the development and regulatory pathways for innovative medicines. From December 2013 to July 2019, he was a member of the board of directors of Aceto Corporation, a Nasdaq-traded company specialized in generics and pharmaceutical intermediate products.

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

Overview of Non-Employee Director Compensation Program

As described in more detail under the heading “Corporate Governance—Compensation Committee—Responsibilities,” the Board has delegated to the Compensation Committee the responsibility, among other things, to establish and lead a process for the determination of compensation payable to our non-employee directors. The Compensation Committee makes recommendations regarding compensation payable to our non-employee directors to the entire Board, which then makes final decisions regarding such compensation. Dr. Cobuzzi, our Chief Executive Officer, is not compensated separately for serving on the Board while also serving as an employee.

As further described below, the principal elements of our non-employee director compensation program for 2021 included cash compensation in the form of annual cash retainers and long-term equity-based incentive compensation, in the form of stock options and restricted stock units.

Cash Compensation

The cash compensation paid to our non-employee members of the Board consists of the following cash retainers:

Description	Annual Cash Retainer
Board Member	$40,000
Chair of the Board	$25,000
Audit Committee Chair	$15,000
Compensation Committee Chair	$10,000
Nominating and Corporate Governance Committee Chair	$8,000
Audit Committee Member (other than Chair)	$7,500
Compensation Committee Member (other than Chair)	$5,000
Nominating and Corporate Governance Committee Member (other than Chair)	$4,000

The annual cash retainers are paid in regular installments and otherwise in accordance with the Company’s standard payroll practices. The Compensation Committee has also reserved the right to make a portion of such payments in the form of equity rather than cash under certain conditions. During the fiscal year 2021, all retainers were paid in cash.

Long-Term Equity-Based Incentive Compensation

In addition to cash compensation, our non-employee directors receive long-term equity-based incentive compensation in the form of options to purchase shares of our common stock and restricted stock units. Upon a non-employee director’s initial appointment to the Board, he or she shall receive a stock option award to purchase a number of shares of common stock equal to 0.114% of our shares of common stock outstanding on the grant date, vesting in 18 equal monthly installments following his or her appointment to the Board. In addition, upon appointment he or she also receives a restricted stock unit award for an equivalent number of shares, vesting in six tri-monthly installments commencing on the 18-month anniversary of his or her appointment to the Board. Directors appointed prior to January 1, 2020 received the entirety of this initial appointment award in the form of an option.

In addition, each non-employee director annually receives a stock option award to purchase a number of shares of common stock equal to 0.114% of our shares of common stock outstanding on the grant date, vesting in equal monthly installments over one year, unless otherwise provided by the Compensation Committee.

All option awards granted to our non-employee directors have a ten-year term and an exercise price equal to the fair market value of our common stock on the grant date.

Director Compensation Table for 2021

The table below provides summary information concerning the compensation of each individual who served as a non-employee director of the Company during the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)		All Other Compensation		Total
Robert Adams	$57,616	$-	$57,084		$-		$114,700
Robert J. Cobuzzi, Jr., Ph.D. (3)	$0	$-	$170,735	(3)	$612,617	(3)	$783,352
Eric Francois (4)	$27,185	$49,968	$114,167		$-		$141,352
John L. Gainer, Ph.D. (4)	$19,288	$-	$-		$-		$19,288
Mark T. Giles	$57,911	$-	$57,084		$-		$114,995
Jane H. Hollingsworth	$67,374	$-	$57,084		$-		$124,458
David G. Kalergis (4)	$28,932	$-	$-		$-		$28,932
Diana Lanchoney (4)	$25,373	$49,968	$114,167		$-		$139,540
Alan Levin	$61,411	$-	$57,084		$-		$118,495

1)

The amounts shown in this column reflect the grant date fair value of restricted stock unit awards granted during 2021 to the identified directors upon their respective initial appointments to the Board, calculated in accordance with the provisions of ASC Topic 718 and determined without regard to forfeitures. See the assumptions used in the Black-Scholes Model in Note 7 to the audited financial statements included in our Annual Report. As of December 31, 2021, the aggregate number of shares underlying restricted stock units granted to our directors were as follows: Dr. Cobuzzi – 98,100, 16,350 of which were vested; Mr. Francois – 69,400, none of which were vested; Ms. Hollingsworth – 54,900, none of which were vested; and Dr. Lanchoney – 69,400, none of which were vested.

2)

The amounts shown in this column reflect the grant date fair value of option awards granted during 2021 to the identified directors and former directors, calculated in accordance with the provisions of ASC Topic 718 and determined without regard to forfeitures. See the assumptions used in the Black-Scholes Model in Note 7 to the audited financial statements included in our Annual Report. As of December 31, 2021, the aggregate number of shares subject to options awarded to our each of our directors and former directors were as follows: Mr. Adams – 177,745, of which 136,125 were vested; Dr. Cobuzzi – 761,726, of which 410,041 were vested; Dr. Gainer – 258,770, of which 258,770 were vested; Mr. Francois – 166,600, of which 69,417 were vested; Mr. Giles – 177,191, of which 135,541 were vested; Ms. Hollingsworth – 150,700, of which 101,562 were vested;  Mr. Kalergis – 291,592, of which 291,592 were vested; Dr. Lanchoney – 166,600, of which 69,417 were vested; and Mr. Levin –176,557, of which 134,907 were vested.

3)

Reflects compensation for Dr. Cobuzzi’s service as our President and Chief Executive Officer.  See “Item 11. Executive Compensation -- Summary Compensation Table” for additional information.  Dr. Cobuzzi does not receive any additional compensation for his service as a director.

4)

Dr. Gainer and Mr. Kalergis did not stand for re-election to the Board at our 2021 annual meeting of stockholders and their service on the Board ended upon Mr. Francois’ and Dr. Lanchoney’s election to the Board at such meeting on June 25, 2021.

EXECUTIVE OFFICERS

Information About Our Executive Officers

The table below sets forth, as of March 15, 2022, certain information concerning our executive officers. Biographical information for Dr. Cobuzzi is included above under the heading, “Directors — Information About Our Directors," and incorporated herein by reference.

Name	Age	Position with Diffusion
Robert J. Cobuzzi, Jr., Ph.D.	57	President and Chief Executive Officer
William K. Hornung	53	Chief Financial Officer
Christopher D. Galloway, M.D.	51	Chief Medical Officer
William R. Elder	39	General Counsel & Corporate Secretary

In addition, the paragraphs below provide further information about each current director, including all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly held companies of which he or she currently serves as a director or served as a director during the past five years.

William K. Hornung – Mr. Hornung serves as our Chief Financial Officer, a position he has held since September 2018. Prior to his appointment as Chief Financial Officer, Mr. Hornung served as the Chief Business Officer at Diffusion from July 2017 through September 2018. Previously, Mr. Hornung served as Chief Financial Officer of Contravir Pharmaceuticals from June 2014 to November 2015 and helped the company up-list to Nasdaq and raise nearly $30 million. Prior to Contravir, from 2002 through 2014 Mr. Hornung held positions of increasing responsibility with PTC Therapeutics, most recently serving as Vice President of Finance from April 2012 to March 2014. While at PTC Therapeutics he oversaw the IPO process and raised more than $1 billion. From 1998 through 2002, Mr. Hornung was with Elan Pharmaceuticals (formerly The Liposome Company) in various financial roles. At Liposome and Elan he was responsible for strategic planning and operations of the company's UK-based European headquarters. Earlier in his career Mr. Hornung worked for a clinical research organization where he was responsible for project management and nearly all financial aspects of the company. Mr. Hornung holds a Bachelor of Science in Accounting from the William Paterson State University of New Jersey.

Christopher D. Galloway, M.D. – Dr. Galloway has served as our Chief Medical Officer since October 2020. Prior to joining Diffusion, Dr. Galloway served as senior medical director in critical care for La Jolla Pharmaceutical Company from August 2018 to September 2020, where he chaired and oversaw La Jolla’s investigator-initiated and collaborative research programs and supported the commercial and medical teams in connection with the launch of GIAPREZA™(angiotensin II), which has been approved by the U.S. Food and Drug Administration as a vasoconstrictor to increase blood pressure in adults with septic or other distributive shock. Prior to his time at La Jolla, Dr. Galloway served as medical director for global clinical development at Rakuten Medical Inc. (f/k/a Aspyrian Therapeutics, Inc.), a biotechnology company developing cell-targeting investigative immuno-oncology therapies, from December 2016 to July 2018 and as medical affairs director within Merck & Co., Inc.’s immunotherapy division from August 2015 to November 2016. Dr. Galloway received his doctor of medicine from the University of Texas Medical Branch at Galveston, completed his residency in emergency medicine at Carolinas Medical Center in Charlotte, NC, and received a B.A. in biology from the University of Texas at Austin. He is licensed to practice medicine in the State of Colorado and is a diplomate of the American Board of Emergency Medicine.

William R. Elder – Mr. Elder has served as our General Counsel & Corporate Secretary since September 2020. Prior to joining Diffusion, Mr. Elder principally served as president and chief executive officer of BillyVonElds, LLC, a season-long and daily fantasy sports company, where he managed all corporate, legal, and operational aspects of the business from April 2019 to September 2020. From July 2020 to September 2020, Mr. Elder also served as a part-time consultant to Diffusion. From 2011 to February 2019, Mr. Elder served as a corporate and securities associate for Dechert LLP, an international law-firm, where Mr. Elder’s practice focused primarily on counseling public companies on securities laws and regulatory requirements, corporate governance matters, and financial transactions in the equity and debt markets. He received his J.D. from the University of Pennsylvania Law School, an M.S. in finance from Villanova University, and a B.A. in economics from Tufts University.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below provides summary compensation information concerning compensation awarded for service during the years ended December 31, 2021 and December 31, 2020 to the individuals that served as our named executive officers during the year ended December 31, 2021.

Name and Principal Position	Year	Salary (1)	Bonus Compensation (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Robert J. Cobuzzi, Jr., Ph.D. (6)	2021	$410,000	$164,000	$-	$170,735	$38,617	$783,352
Chief Executive Officer	2020	$129,046	$67,650	$50,031	$512,233	$58,535	$817,495
William K. Hornung	2021	$324,929	$96,667	$-	$84,838	$29,084	$535,518
Chief Financial Officer	2020	$298,100	$93,902	$-	$130,083	$17,866	$539,951
Christopher D. Galloway, M.D. (6)	2021	$375,000	$127,500	$-	$86,393	$37,092	$625,985
Chief Medical Officer	2020	$66,827	$37,500	$-	$190,882	$4,599	$299,808
William R. Elder (6)	2021	$256,250	$76,234	$-	$66,246	$5,877	$404,607
General Counsel	2020	$68,270	$24,750	$-	$147,429	$25,266	$265,715

1)	Represents cash portion of base salary as described below under “—Employment Agreements.”

2)	Represents the annual cash incentive bonuses for service during the applicable year by our named executive officers as described further below under “—2021 Bonus Compensation”.

3)

The amount shown in this column reflects the grant date fair value of a restricted stock unit award made to Dr. Cobuzzi in connection with his initial appointment to the Board in January 2020, calculated in accordance with the provisions of ASC Topic 718 and determined without regard to forfeitures. The assumptions used in the Black-Scholes model are disclosed in Note 7 to the audited financial statements included in this Annual Report.

4)

The amounts shown in this column reflect the grant date fair value of option awards granted for service during the applicable year, calculated in accordance with the provisions of ASC Topic 718 and determined without regard to forfeitures. Amounts shown for 2020 include time-based awards for service during 2020 granted in March 2021 and (i) with respect to Dr. Cobuzzi, $49,971 granted in January 2020 in connection with his initial appointment to the Board, $50,867 granted in June 2020 in connection with his service as a non-employee director during 2020, and $354,483 granted in September 2020 in connection with his initial appointment as Chief Executive Officer; (ii) with respective to Dr. Galloway, $162,083 granted in October 2020 in connection with his initial appointment as Chief Medical Officer, and (iii) with respect to Mr. Elder, $54,523 granted in September 2020 in connection with his initial appointment as General Counsel. Amounts shown for 2021 include the full grant date fair value of milestone-based, performance awards also granted in March 2021. Pursuant to the terms of the corresponding award agreements, two-thirds of the underlying shares originally granted were automatically forfeited due to the first patient in the ILD-DLCO Trial not being dosed on or before September 30, 2021. The Company announced dosing of the first patients in the ILD-DLCO Trial on December 16, 2021.

5)

The amounts reported in this column for 2020 represent (w) with respect to Dr. Cobuzzi, (i) $50,076 in fees for his service as a non-employee director from January 2020 to September 2020 prior to his appointment as Chief Executive Officer in September 2020 (including fees for committee service), (ii) $5,162 in 401(k) Plan matching contributions by the Company, and (iii) $3,297 in Company-paid health insurance premiums, (x) with respect to Mr. Hornung, (i) $6,459 in 401(k) Plan matching contributions by the Company and (ii) $11,407 in Company-paid health insurance premiums, (y) with respect to Dr. Galloway, (i) $2,500 in 401(k) Plan matching contributions by the Company and (ii) $2,099 in Company-paid health insurance premiums, and (z) with respect to Mr. Elder, (i) $24,775 in fees for his service as a consultant to the Company from July 2020 to September 2020 prior to his appointment as General Counsel & Corporate Secretary and (ii) $491 in Company-paid health insurance premiums. The amounts reported in this column for 2021 represent (w) with respect to Dr. Cobuzzi, (i) $11,600 in 401(k) Plan matching contributions by the Company and (iii) $27,017 in Company-paid health insurance premiums, (x) with respect to Mr. Hornung, (i) $11,600 in 401(k) Plan matching contributions by the Company and (ii) $17,484 in Company-paid health insurance premiums, (y) with respect to Dr. Galloway, (i) $11,600 in 401(k) Plan matching contributions by the Company and (ii) $25,492 in Company-paid health insurance premiums, and (z) with respect to Mr. Elder, $5,877 in Company-paid health insurance premiums.

6)

Dr. Cobuzzi began his employment as President & Chief Executive Officer on September 8, 2020 and began his service as a director on January 7, 2020, Dr. Galloway began his employment as Chief Medical Officer on October 19, 2020, and Mr. Elder began his employment as General Counsel & Corporate Secretary on September 23, 2020.  Accordingly, during 2020, each received pro-rated compensation in accordance with his respective term of service.

Employment Agreements

Robert J. Cobuzzi, Jr., Ph.D., President & Chief Executive Officer

Effective September 8, 2020, we entered into an employment agreement with Dr. Cobuzzi pursuant to which he serves as our President & Chief Executive Officer. The employment agreement has an indefinite term. Dr. Cobuzzi is currently entitled to an initial annual base salary of $410,000, subject to increase at the discretion of the Board. Dr. Cobuzzi has the opportunity to earn a target annual bonus of 50 percent of his base salary. The Board may, in its discretion, pay a portion of Dr. Cobuzzi’ annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Dr. Cobuzzi’ entire base salary and annual bonus will be paid in cash. For 2021, Dr. Cobuzzi’ entire pro-rated base salary was paid in cash. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition and non-solicitation provisions (each applicable during employment and for 24 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

William K. Hornung, Chief Financial Officer

Effective September 21, 2018, we entered into an amended and restated employment agreement with Mr. Hornung pursuant to which he serves as our Chief Financial Officer. The employment agreement has an indefinite term. Mr. Hornung was entitled to an annual base salary of $298,100 during 2020, subject to increase at the discretion of the Board. Mr. Hornung has the opportunity to earn a target annual bonus of 35 percent of his base salary. The Board may, in its discretion, pay a portion of Mr. Hornung’s annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Mr. Hornung’s entire base salary and annual bonus will be paid in cash. For 2021, Mr. Hornung’s entire base salary was paid in cash. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition and non-solicitation provisions (each applicable during employment and for 18 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

Christopher D. Galloway, Chief Medical Officer

Effective October 19, 2020, we entered into an employment agreement with Dr. Galloway pursuant to which he serves as our Chief Medical Officer. The employment agreement has an indefinite term. Dr. Galloway is entitled to an initial annual base salary of $375,000, subject to increase at the discretion of the Board. Dr. Galloway has the opportunity to earn a target annual bonus of 40 percent of his base salary. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition (applicable during employment and for 12 months thereafter) and non-solicitation provisions (applicable during employment and for 24 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

William R. Elder, General Counsel & Corporate Secretary

Effective September 23, 2020, we entered into an employment agreement with Mr. Elder pursuant to which he serves as our General Counsel & Corporate Secretary. The employment agreement has an indefinite term. Mr. Elder is entitled to an initial annual base salary of $250,000, subject to increase at the discretion of the Board. Mr. Elder has the opportunity to earn a target annual bonus of 30 percent of his base salary. The Board may, in its discretion, pay a portion of Mr. Elder’s annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Mr. Elder’s entire base salary and annual bonus will be paid in cash. For 2021, Mr. Elder’s entire pro-rated base salary was paid in cash. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition and non-solicitation provisions (each applicable during employment and for 24 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

Long-Term Equity Incentive Compensation and Other Compensatory Arrangements

The Compensation Committee administers the 2015 Equity Plan in which our named executive officers participate, the bonus payments made to our named executive officers provided for in the employment agreements described under the heading “—Employment Agreements,” and any other compensation-related matters as they otherwise determine in their discretion. The option grants made for service during 2020 to the named executive officers vest and become exercisable in equal (or as near equal as possible) installments over a 36-month period until fully vested, subject to their continued employment through the applicable vesting date.

During 2021, the Compensation Committee determined that 50% of any annual long-term equity incentive awards granted to our named executive officers for service during the year would be granted at the outset of the year in the form of performance-based options the vesting of which will be dependent on the achievement of specified performance metrics during the year of grant. The remaining 50 percent were granted in the form of option awards subject to time-based vesting early in the subsequent year (i.e. 2022) at the discretion of the Compensation Committee in accordance with past practice. In 2022, the Compensation Committee determined to return to the Company's historic practice of granting all such awards as options subject to time-based vesting.

2021 Bonus Compensation

Executive bonuses are determined by the Compensation Committee. The Compensation Committee determines whether bonuses are earned and the amounts of the bonus payout by considering a number of factors, the principal factor being based upon the performance goals developed by the Compensation Committee. Other important factors include clinical trial progress, business development activities, status of public filings, capital raising transactions, and stock price performance.

Outstanding Equity Awards at Fiscal Year End

Option Awards

The table below provides information regarding unexercised stock option awards held by each of our named executive officers that remained outstanding as of December 31, 2021. Unless otherwise indicated, each grant was awarded under our 2015 Equity Plan.

Name	Award Type	Grant Date	Shares Underlying Unexercisable Options Exercisable	Shares Underlying Unexercisable Options Unexercisable	Exercise Price	Expiration Date
Robert J. Cobuzzi, Jr., Ph.D.	NQO	1/7/2020	118,600	—	$0.51	1/7/2030
	NQO	6/17/2020	61,300	—	$1.00	6/17/2030
	NQO	9/8/2020	197,917	277,083	$0.79	9/8/2030
	NQO	3/1/2021	14,920	38,793	$1.11	3/1/2031
	NQO**	3/1/2021	17,904	35,809	$1.11	3/1/2031
William K. Hornung	NQO	1/2/2018	6,000	—	$17.70	1/2/2028
	NQO	1/2/2019	16,334	—	$2.10	1/2/2029
	NQO	1/2/2020	35,067	17,533	$0.46	1/2/2030
	NQO	3/1/2021	34,103	88,668	$1.11	3/1/2031
	NQO**	3/1/2021	8,897	17,793	$1.11	3/1/2031
Christopher D. Galloway, M.D.	NQO*	10/19/2020	77,778	122,222	$0.85	10/19/2030
	NQO	3/1/2021	7,550	19,630	$1.11	3/1/2031
	NQO**	3/1/2021	9,060	18,119	$1.11	3/1/2031
William R. Elder	NQO*	9/22/2020	29,167	40,833	$0.82	9/22/2030
	NQO	3/1/2021	24,357	63,327	$1.11	3/1/2031
	NQO**	3/1/2021	6,947	13,894	$1.11	3/1/2031

* - Non-plan based equity award grant made as an inducement to the individual’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

** - Pursuant to the terms of the corresponding award agreements, two-thirds of the underlying shares originally granted were automatically forfeited due to the first patient in the ILD-DLCO Trial not being dosed on or before September 30, 2021. The Company announced dosing of the first patients in the ILD-DLCO Trial on December 16, 2021.

Restricted Stock Unit Awards

The table below provides information regarding restricted stock unit awards held by each of our named executive officers that remained outstanding as of December 31, 2021, if any. Each grant was awarded under our 2015 Equity Plan.

Name	Award Type	Grant Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested*
Robert J. Cobuzzi, Jr., Ph.D.	RSU	1/7/2020	81,750	$25,343

* - Based on a price per share of $0.31, the closing price of our common stock on December 31, 2021 as reported by Nasdaq. The award was granted to Dr. Cobuzzi in connection with his appointment as a non-employee director in January 2020 and vests in six tri-monthly installments. The first such installment vested on October 31, 2021.

401(k) Retirement Plan

We maintain our 401(k) Plan pursuant to which all eligible employees are entitled to make pre-tax and after-tax contributions of their compensation. In addition, the Company makes discretionary matching contributions at a rate of 100% for contributions up to 3% of the participant’s eligible compensation and 50% for any additional contributions up to 5% of the participant’s eligible compensation. The matching contributions received by our named executive officers in 2021 and 2020 are reported in the “All Other Compensation” column of the Summary Compensation Table above.

Post-Termination Severance and Change in Control Arrangements

As described under the heading “—Employment Agreements,” we have entered into employment agreements with each of Drs. Cobuzzi and Galloway and Messrs. Hornung and Elder that provide for certain severance and change of control benefits, subject to the execution and non-revocation of a release of claims by the executive or his estate (as applicable).

Under Dr. Cobuzzi’s employment agreement, if his employment is terminated by us other than for “cause,” death or “disability,” or by Dr. Cobuzzi for “good reason” (as such terms are defined in the employment agreement), Dr. Cobuzzi will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, continuation of base salary for 12 months, plus 12 months of COBRA premium reimbursement, provided that if such termination occurs within 60 days before or within 24 months following a “change of control” (as defined in the employment agreement), then Dr. Cobuzzi will be entitled to receive the same severance benefits as described above, except that he will receive (a) a payment equal to two times the sum of his base salary and the higher of his target annual bonus opportunity and the bonus payment he received for the year immediately preceding the year in which the termination occurred instead of 12 months of base salary continuation, and (b) a payment equal to 36 times the monthly COBRA premium for him and his eligible dependents instead of 12 months of COBRA reimbursements (the payments in clauses (a) and (b) are paid in a lump sum in some cases and partly in a lump sum and partly in installments over 12 months in other cases). In addition, if Dr. Cobuzzi’s employment is terminated by us without cause or by Dr. Cobuzzi for good reason, in either case, upon or within 24 months following a change of control, then Dr. Cobuzzi will be entitled to full vesting of all equity awards received by him from us (with any equity awards that are subject to the satisfaction of performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 24 months following the termination date (but in no event beyond the expiration date of the applicable option or stock appreciation right)).

Under the employment agreements for each of Dr. Galloway and Messrs. Hornung and Elder, in the event that his employment is terminated by us other than for “cause”, death or “disability” or upon his resignation for “good reason” (as such terms are defined in the applicable employment agreement), the applicable executive will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, continuation of base salary for 9 months, plus 12 months of COBRA premium reimbursement, provided that if such termination occurs within 60 days before or within 24 months following a “change of control” (as defined in the applicable employment agreement), then he will be entitled to receive the same severance benefits as described above, except that he will receive (a) a payment equal to 1.5 times the sum of his base salary and the higher of his target annual bonus opportunity and the bonus payment he received for the year immediately preceding the year in which the termination occurred instead of 9 months of base salary continuation and (b) a payment equal to 18 times the monthly COBRA premium for him and his eligible dependents instead of 12 months of COBRA reimbursements (the payments in clauses (a) and (b) are paid in a lump sum in some cases and in installments over 9 or 12 months in other cases). In addition, if the applicable executive’s employment is terminated by the Company without cause or by the applicable executive for good reason, in either case, upon or within 24 months following a change of control, then the applicable executive will be entitled to full vesting of all equity awards received by him from us (with any equity awards that are subject to the satisfaction of performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 24 months following the termination date (but in no event beyond the expiration date of the applicable option or stock appreciation right)).

Under the employment agreements for each of our current named executive officers, in the event that the executive’s employment is terminated due to his death or disability, he (or his estate) will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, 12 months of COBRA premium reimbursement and accelerated vesting of (a) all equity awards received in payment of base salary or an annual bonus and (b) with respect to any other equity award, the greater of the portion of the unvested equity award that would have become vested within 12 months after the termination date had no termination occurred and the portion of the unvested equity award that is subject to accelerated vesting (if any) upon such termination under the applicable equity plan or award agreement (with performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 12 months following the termination date or, if longer, such period as provided under the applicable equity plan or award agreement (but in no event beyond the expiration date of the applicable option or stock appreciation right)).

Further, under the terms of the stock option agreements with our named executives officers, upon a completion of a “change of control” (as defined in the 2015 Equity Plan), options held by our named executive officers will become immediately vested and remain exercisable through their expiration date regardless of whether the holder remains in the employment or service of the Company after the change of control. Alternatively, in connection with a change of control, the Compensation Committee may, in its sole discretion, cash out the options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Exchange Act) of our outstanding common stock as of March 1, 2022 for (i) each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock, if any, (ii) each of our current directors; (iii) each of our current executive officers (as defined in Item 402(a)(3) of Regulation S-K under the Exchange Act); and (iv) all of our current directors and named executive officers as a group. As of March 1, 2022, to our knowledge, no beneficial owner owned 5% or more of the shares of common stock then outstanding.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under shares of preferred stock, stock options or warrants that are exercisable or convertible within 60 days of March 1, 2022 are deemed outstanding for the purpose of computing the beneficial ownership percentage of the holder thereof, but are not deemed outstanding for the purpose of computing the beneficial ownership percentage of any other person. Ownership is based upon information provided by each respective director and officer and public documents filed with the SEC, including Forms 3 and 4, Schedules 13D and 13G and certain other documents, which information may not be accurate as of the Record Date.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse. Unless otherwise indicated below, the address of each person listed on the table is c/o Diffusion Pharmaceuticals Inc., 300 East Main Street, Suite 201, Charlottesville, Virginia 22902.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Common Stock Beneficial Ownership Percentage (2)
Current Directors
Robert Adams (3)	166,515	0.2%
Robert J. Cobuzzi, Jr., Ph.D. (4)	551,507	0.5%
Eric Francois (5)	104,125	0.1%
Mark T. Giles (6)	210,173	0.2%
Jane H. Hollingsworth (7)	162,661	0.2%
Diana Lanchoney, M.D. (8)	104,125	0.1%
Alan Levin (9)	156,158	0.2%
Current Named Executive Officers
William R. Elder (10)	115,827	0.1%
Christopher D. Galloway, M.D. (11)	171,063	0.2%
William K. Hornung (12)	142,717	0.1%
All Current Directors, Director Nominees, and Named Executive Officers as a Group (ten persons) (13)	1,884,871	1.8%

* Indicates less than 0.1%

1.    Includes shares of common stock held as of March 1, 2022 plus shares of common stock that may be acquired upon exercise of options, warrants and other rights exercisable within 60 days of the March 1, 2022.

2.    Based on 101,924,581 shares of common stock issued and outstanding as of March 1, 2022. The percentage ownership and voting power for each person (or all directors and executive officers as a group) is calculated by assuming (i) the exercise or conversion of all preferred stock, options, warrants and convertible securities exercisable or convertible within 60 days of March 1, 2022 held by such person and (ii) the non-exercise and non-conversion of all outstanding preferred stock, warrants, options and convertible securities held by all other persons (including our other directors and executive officers).

3.    Consists of (a) 1,706 shares held directly by Mr. Adams, (b) 631 shares held jointly with Mr. Adams’ wife, (c) 1,260 shares held for the benefit of Mr. Adams in his 401(k) retirement account, and (d) 162,918 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 1, 2022.

4.    Consists of (a) 34,602 shares held directly by Dr. Cobuzzi and (b) 516,905 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 1, 2022.

5.    Consists of 104,125 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 1, 2022.

6.    Consists of (a) 294 shares held for the benefit of Mr. Giles in his individual retirement account, (b) 53,513 shares held by MTG Investment Holdings, LLC, and (c) 156,366 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 1, 2022. Mr. Giles is the sole member of MTG Investment Holdings, LLC and may be deemed to be the beneficial owner of such securities. Mr. Giles disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

7.    Consists of (a) 32,876 shares held directly by Ms. Hollingsworth and (b) 129,875 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 1, 2022.

8.    Consists of 104,125 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 1, 2022.

9.    Consists of (a) 1,654 shares held by Mr. Levin directly and (b) 154,504 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 1, 2022.

10.  Consists of (a) 15,000 shares held directly by Mr. Elder and (b) 100,827 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 1, 2022.

11.  Consists of (a) 20,000 shares held for the benefit of Dr. Galloway in his individual retirement account, (b) 10,000 shares held for the benefit of Dr. Galloway’s wife in her individual retirement account, and (c) 141,063 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 1, 2022.

12.  Consists of 142,717 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 1, 2022.

13.  Includes 1,713,425 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 1, 2022.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and all persons who beneficially own more than 10 percent of the outstanding shares of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, executive officers and greater than 10 percent beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based on a review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 31, 2021, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act, for our directors, executive officers and beneficial owners of greater than 10 percent of our common stock were filed on a timely basis during the year ended December 31, 2021, except for the following, each of which were not timely filed: Forms 3 relating to Mr. Francois' and Dr. Lanchoney's respective elections to the Board on June 25, 2021, each filed on October 15, 2021; and a Form 4 relating to a July 1, 2021 grant of options and restricted stock units to Dr. Lanchoney in connection with her election to and service on the Board, filed on October 15, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Our Audit Committee is charged with the responsibility of reviewing and approving or ratifying all related person transactions in accordance with the Listing Rules of the Nasdaq Capital Market and other applicable law, rules and regulations and any related policies and procedures adopted by or on behalf of the Company and then in effect.

Since January 1, 2020 there has been no transaction to which we have been a party in which (i) the amount involved in the transaction exceeds $120,000 and (ii) any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock had or will have a direct or indirect material interest. Furthermore, no family relationships exist among any of our directors or executive officers.

Director Independence

The information required by Item 13 of Form 10-K with respect to director independence included above under the heading, "Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance," is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

The Audit Committee selected KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2021. The Audit Committee's selection of KPMG LLP was ratified by our stockholders at our 2021 annual meeting of stockholders.

Independent Registered Public Accounting Firm’s Fees

The table below presents fees billed to us for professional services rendered by KPMG LLP for the years ended December 31, 2021 and December 31, 2020.

	Aggregate Amount Billed
	2021	2020
Audit Fees	$365,000	$508,060
Audit-Related Fees	$—	$—
Tax Fees	$—	$80,000
All Other Fees	$—	$—
Total	$365,000	$588,060

Tax fees billed in 2020 represent fees paid to KPMG LLP in connection with an analysis under Section 382 of the Tax Code.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures pursuant to which all audit, audit-related, and tax services and all permissible non-audit services provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. All services rendered by KPMG during 2021 and 2020 were permissible under applicable laws and regulations and were approved in advance by the Audit Committee in accordance with the rules adopted by the SEC in order to implement requirements of SOX.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.    Our financial statements are included in Part II, Item 8 of this Annual Report.

2.    All financial statement schedules have been omitted from this Item 15 as the required information is not applicable, is not present in amounts sufficient to require submission of such schedules, or because the information required is included in our financial statements or the related notes included in Part II, Item 8 of this Annual Report.

3.    The exhibits set forth in the following "Index to Exhibits" are filed with, furnished with, and/or incorporated by reference into this Annual Report, as set forth therein. A copy of any of such exhibit will be furnished at a reasonable cost, upon receipt from any person of a written request for any such exhibit. Such request should be sent to Diffusion Pharmaceuticals Inc., 300 East Main Street, Suite 201, Charlottesville, Virginia 22902, Attention: General Counsel.

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Certificate of Incorporation of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2019
3.2	Bylaws of Diffusion Pharmaceuticals Inc., as amended	Incorporated by reference to Exhibit 3.4 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
4.1	Form of 2017 Private Placement Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on March 15, 2017
4.2	Form of 2018 Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on January 19, 2018
4.3	Form of 2018 Underwriter's Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on January 22, 2018
4.4	Form of May 2019 Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 28, 2019
4.5	Form of May 2019 Placement Agent’s Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 28, 2019
4.6	Form of November 2019 Series I Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on November 13, 2019
4.7	Form of November 2019 Series II Common Stock Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on November 13, 2019
4.8	Form of November 2019 Pre-Funded Common Stock Warrant	Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on November 13, 2019
4.9	Form of November 2019 Placement Agent’s Warrant	Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K filed on November 13, 2019
4.10	Form of December 2019 Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on December 13, 2019
4.11	Form of December 2019 Placement Agent’s Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on December 13, 2019
4.12	Form of May 2020 Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 8, 2020
4.13	Form of May 2020 Placement Agent's Warrant (In Respect of Exercise Transaction)	Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 8, 2020
4.14	Form of May 2020 Placement Agent's Warrant (In Respect of Offering Transaction)	Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on May 20, 2020
4.15	Form of February 2021 Underwriter's Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 18, 2021
4.16	Description of Securities	Incorporated by reference to Exhibit 4.12 to the registrant's annual report on 10-K for the year ended December 31, 2019

10.1	Employment Agreement dated as of September 8, 2020 by and between Robert J. Cobuzzi, Jr., Ph.D. and Diffusion Pharmaceuticals Inc.*	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on September 9, 2020
10.2	Amended and Restated Employment Agreement, dated as of September 21, 2018, by and between William Karl Hornung and Diffusion Pharmaceuticals Inc. *	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed September 27, 2018
10.3	Employment Agreement, dated as of October 19, 2020, by and between Christopher D. Galloway, M.D. and Diffusion Pharmaceuticals Inc. *	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed October 20, 2020
10.4	Employment Agreement, dated as of September 23, 2020, by and between William Elder and Diffusion Pharmaceuticals Inc. *	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed September 25, 2020
10.5	Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan*	Incorporated by reference to Appendix C to the registrants definitive proxy statement on Schedule 14A filed on June 10, 2016
10.6	Amendment No. 1 to Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan*	Incorporated by reference to Appendix B to the registrants definitive proxy statement on Schedule 14A filed on June 10, 2016
10.7	Form of Stock Option Award Agreement under 2015 Equity Incentive Plan*	Filed herewith
10.8	Form of Director RSU Agreement under 2015 Equity Incentive Plan*	Filed herewith
10.9	Form of Diffusion Pharmaceuticals LLC Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.24 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
10.10	Form of Indemnification Agreement between Diffusion Pharmaceuticals Inc. and each of its Directors and Officers*	Incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
21.1	Subsidiaries of Diffusion Pharmaceuticals Inc.	Filed herewith
23.1	Consent of KPMG LLP, independent registered public accounting firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	The following materials from the registrant’s annual report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2022	DIFFUSION PHARMACEUTICALS INC.
	By:	/s/ Robert J. Cobuzzi, Jr., Ph.D. Robert J. Cobuzzi, Jr., Ph.D. President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. Cobuzzi, Jr., Ph.D.	President, Chief Executive Officer, and Director	March 18, 2022
Robert J. Cobuzzi, Jr., Ph.D.	(Principal Executive Officer)

/s/ William K. Hornung	Chief Financial Officer	March 18, 2022
William K. Hornung	(Principal Financial and Accounting Officer)

/s/ Jane H. Hollingsworth	Chair of the Board	March 18, 2022
Jane H. Hollingsworth

/s/ Robert Adams	Director	March 18, 2022
Robert Adams

/s/ Eric Francois	Director	March 18, 2022
Eric Francois

/s/ Mark T. Giles	Director	March 18, 2022
Mark T. Giles

/s/ Diana Lanchoney	Director	March 18, 2022
Diana Lanchoney

/s/ Alan Levin	Director	March 18, 2022
Alan Levin