Form 10-Q
period 2022-03-31
Diffusion Pharmaceuticals Inc.
filed 2022-05-12
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of common stock outstanding at May 11, 2022 was 2,038,592 shares.

DIFFUSION PHARMACEUTICALS INC.

FORM 10-Q

MARCH 31, 2022

i

Note Regarding Company References and Other Defined Terms1

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

Term	Definition
2015 Equity Plan	Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan, as amended
401(k) Plan	Diffusion Pharmaceuticals Inc. 401(k) Defined Contribution Plan
Altitude Trial	our Phase 1b clinical trial evaluating TSC in normal healthy volunteers subjected to incremental levels of physical exertion while exposed to hypoxic and hypobaric conditions, or “simulated altitude”
Annual Report	our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021
ASC	Accounting Standard Codification of the FASB
ASC 815-40	ASC 815-40, Derivatives and Hedging, Contracts in an Entity's Own Equity
CRO	contract research organization
DLCO	diffusion capacity of lung for carbon monoxide
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
G&A	general and administrative
GAAP	U.S. generally accepted accounting principles
GBM	glioblastoma multiforme brain cancer
Hypoxic Solid Tumor Program	our ongoing clinical development program to evaluate TSC as an adjunct to standard of care therapy for hypoxic solid tumors, first announced in November 2021
ILD	interstitial lung disease
ILD-DLCO Trial

our ongoing Phase 2a clinical trial evaluating TSC in patients with previously diagnosed ILD who have a baseline DLCO test result that is abnormal using DLCO as a surrogate measure of oxygen transfer efficiency

IND	investigational new drug application
IPR&D	in-process research and development

Nasdaq	Nasdaq Stock Market, LLC
Nasdaq Staff	the staff of the listing qualifications department of Nasdaq
NOL	net operating loss
Oxygenation Trials	collectively, the TCOM Trial, the Altitude Trial, and the ILD-DLCO Trial
Planned Phase 2 Hypoxic Tumor Trial

the first clinical trial in our Hypoxic Solid Tumor Program, which we currently expect to be a Phase 2 clinical trial commencing in the second half of 2022, subject to FDA feedback and the availability of clinical drug supply

Quarterly Report	this Quarterly Report on Form 10-Q
R&D	research and development
Regulation S-K	Regulation S-K promulgated under the Securities Act
Reverse Stock Split	the reclassification and combination of all shares of our common stock outstanding at a ratio of one-for-50 approved by our stockholders at the Special Meeting and effective April 18, 2022
SEC	U.S. Securities and Exchange Commission
Series C Certificate	the Certificate of Designation of Preferences, Rights, and Limitations of the Series C Preferred Stock, filed with the Secretary of State of the State of Delaware on March 18, 2022
Series C Preferred Stock	the Company's previously outstanding Series C Convertible Preferred Stock, par value $0.001 per share
Special Meeting	the special meeting of our stockholders held on April 18, 2022
TCOM	transcutaneous oxygen measurement
TCOM Trial	our Phase 1b clinical trial evaluating the effects of TSC on peripheral tissue oxygenation in healthy normal volunteers using a TCOM device, completed in March 2021
TSC	trans sodium crocetinate
U.S.	United States

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

•	other regulatory developments in the U.S., E.U., and other foreign jurisdictions;
•	our ability to satisfy the continued listing requirements of the NASDAQ Capital Market or any other exchange on which our securities may trade in the future;
•	uncertainties related to general economic, political, business, industry, and market conditions, including the ongoing COVID-19 pandemic, inflationary pressures, and geopolitical conflicts; and
•	other risks and uncertainties, including those discussed under the heading "Risk Factors" in our Annual Report and elsewhere in our other public filings.

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

Note Regarding Stock Splits

Unless the context otherwise requires, in this Quarterly Report, all share and per share amounts related to our common stock give effect to our 1-for-50 reverse stock split effective April 18, 2022.

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

v

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diffusion Pharmaceuticals Inc.

Consolidated Balance Sheets

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$9,872,330	$37,313,558
Marketable securities	22,680,303	—
Prepaid expenses, deposits and other current assets	1,021,496	510,015
Total current assets	33,574,129	37,823,573
Other assets	—	15,578
Total assets	$33,574,129	$37,839,151
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$813,197	$947,495
Accrued expenses and other current liabilities	2,142,633	1,980,189
Total current liabilities	2,955,830	2,927,684
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Series C convertible preferred stock, $0.001 par value: 10,000 shares authorized; 10,000 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5,000	—
Common stock, $0.001 par value: 1,000,000,000 shares authorized; 2,038,392 and 2,038,185 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,038	2,038
Additional paid-in capital	165,192,671	164,914,540
Accumulated other comprehensive loss	(49,658)	—
Accumulated deficit	(134,531,752)	(130,005,111)
Total stockholders' equity	30,618,299	34,911,467
Total liabilities and stockholders' equity	$33,574,129	$37,839,151

See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$2,425,898	$2,916,378
General and administrative	2,128,552	1,743,510
Depreciation	—	24,447
Loss from operations	4,554,450	4,684,335
Interest income	(27,809)	(40,416)
Net loss	$(4,526,641)	$(4,643,919)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.22)	$(2.81)
Weighted average shares outstanding, basic and diluted	2,038,323	1,649,969
Comprehensive loss:
Net loss	$(4,526,641)	$(4,643,919)
Unrealized loss on marketable securities	(49,658)	—
Comprehensive loss	$(4,576,299)	$(4,643,919)

See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2021 and 2022

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	1,280,207	$1,280	$130,722,286	$(105,909,384)	$24,814,182
Sale of common stock	673,171	673	$31,093,629	—	31,094,302
Issuance of common stock upon exercise of warrants, net of issuance costs	84,600	85	2,201,365	—	2,201,450
Stock-based compensation expense	—	—	181,280	—	181,280
Net loss	—	—	—	(4,643,919)	(4,643,919)
Balance at March 31, 2021	2,037,978	$2,038	$164,198,560	$(110,553,303)	$53,647,295

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2022	—	$—	2,038,185	$2,038	$164,914,540	$—	$(130,005,111)	$34,911,467
Sale of series C preferred stock to related parties	10,000	5,000	—	—	—	—	—	5,000
Stock-based compensation expense and vesting of restricted stock units	—	—	207	—	278,131	—	—	278,131
Unrealized loss on marketable securities	—	—	—	—	—	(49,658)	—	(49,658)
Net loss	—	—	—	—	—	—	(4,526,641)	(4,526,641)
Balance at March 31, 2022	10,000	$5,000	2,038,392	$2,038	$165,192,671	$(49,658)	$(134,531,752)	$30,618,299

See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(4,526,641)	$(4,643,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	24,447
Stock-based compensation expense	278,131	181,280
Amortization of premium and discount on marketable securities	(13,546)	—
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(495,903)	(417,677)
Accounts payable, accrued expenses and other liabilities	28,146	(320,501)
Net cash used in operating activities	(4,729,813)	(5,176,370)

Cash flows used in investing activities:
Purchases of marketable securities	(22,716,415)	—
Net cash used in investing activities	(22,716,415)	—

Cash flows provided by financing activities:
Proceeds from the sale of common stock, net of issuance costs	—	31,094,302
Proceeds received from the exercise of common stock warrants	—	2,201,450
Proceeds from the sale of series C preferred stock to related parties	5,000	—
Net cash provided by financing activities	5,000	33,295,752

Net (decrease) increase in cash and cash equivalents	(27,441,228)	28,119,382
Cash and cash equivalents at beginning of year	37,313,558	18,515,595
Cash and cash equivalents at end of period	$9,872,330	$46,634,977

Supplemental disclosure of non-cash activities:
Unrealized loss on marketable securities	$49,658	$—

See accompanying notes to unaudited interim consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

Diffusion Pharmaceuticals Inc., a Delaware corporation, is a biopharmaceutical company developing novel therapies that enhance the body’s ability to deliver oxygen to areas where it is needed most. The Company’s lead product candidate, TSC, is being developed to enhance the diffusion of oxygen to tissues with low oxygen levels, also known as hypoxia, a serious complication of many of medicine’s most intractable and difficult-to-treat conditions, including hypoxic tumors.

On April 18, 2022, the Company effected a 1-for-50 reverse split of its common stock. Any references in the unaudited condensed consolidated financial statements and related notes to share or per share amounts give retroactive effect to this reverse stock split.

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

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company expects that its existing cash, cash equivalents and marketable securities as of March 31, 2022 will enable it to fund its operating expenses and capital expenditure requirements through 2023.

3.	Basis of Presentation and Summary of Significant Accounting Policies

As of the date of this Quarterly Report, the Summary of Significant Accounting Policies included in the Company's Annual Report have not materially changed, except as set forth below.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information as found in the ASC and ASUs of the FASB, and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of  March 31, 2022, and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. Operating results for the three months ended  March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2021 filed with the SEC as part of the Annual Report.

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

Cash and Cash Equivalents

The Company considers any highly-liquid investments, such as money market funds and commercial paper with an original maturity of three months or less to be cash and cash equivalents.

Marketable securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper and U.S. government debt securities with original maturities of greater than three months from date of purchase. The Company considers its marketable securities as available for use in current operations, and therefore classify these securities as current assets on the consolidated balance sheet. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive loss within stockholders’ equity. Gains or losses on marketable securities sold will be based on the specific identification method.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reverse Stock Split

On April 18, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the Reverse Stock Split at a ratio of 1-to-50. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock are entitled to receive an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder would otherwise be entitled multiplied by $12.93, representing the split-adjusted average closing price of the Company’s common stock on the Nasdaq Capital Market for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split. Proportional adjustments were made to the Company’s outstanding warrants, stock options and other equity securities and to the 2015 Equity Plan to reflect the Reverse Stock Split, in each case, in accordance with the terms thereof. Unless the context otherwise requires, all share and per share amounts in this Quarterly Report have been adjusted to reflect the Reverse Stock Split.

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

The following potentially dilutive securities outstanding as of March 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2022	2021
Common stock warrants	111,891	112,963
Stock options	116,564	62,336
Unvested restricted stock awards	5,182	3,060
	233,637	178,359

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326). The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective for the Company as of January 1, 2023. The Company is currently evaluating the impact of this ASU but does not expect that adoption of this standard will have a material impact on the consolidated financial statements and related disclosures.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Cash, cash equivalents and marketable securities

The following is a summary of the Company's cash and cash equivalents as of the date indicated:

	March 31, 2022	December 31, 2021

Cash in banking institutions	$1,326,178	$30,308,075
Money market funds	5,046,607	7,005,483
Commercial paper	3,499,545	—
Total	$9,872,330	$37,313,558

The following is a summary of the Company's marketable securities as of March 31, 2022:

	Amortized cost	Unrealized gains	Unrealized losses	Fair Value

Commercial paper	$19,716,092	$—	$(39,939)	$19,676,153
U.S. treasury bonds	3,013,869	—	(9,719)	3,004,150
Total	$22,729,961	$—	$(49,658)	$22,680,303

The Company did not have marketable securities as of December 31, 2021. The Company's marketable securities generally have contractual maturity dates between 3 and 12 months. Most of the Company’s marketable securities are in an unrealized loss position at March 31, 2022. Unrealized losses on marketable securities as of March 31, 2022 were not significant and were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Accordingly, no other-than-temporary impairment was recorded for the three months ended March 31, 2022 and there were no realized gains or losses recorded during the three months ended March 31, 2022.

5.	Fair Value of Financial Instruments

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including prepaid expense and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets that are measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2022:
Cash equivalents:
Money market funds	$5,046,607	$—	$—
Commercial paper	—	3,499,545	—
Total cash and cash equivalents	$5,046,607	$3,499,545	$—

Marketable securities:
Commercial paper	—	19,676,153	—
US treasury	—	3,004,150	—
Total marketable securities	$—	$22,680,303	$—

Total financial assets	$5,046,607	$26,179,848	$—

The fair value of the Company’s Level 2 marketable securities are estimated primarily based on benchmark yields, reported trades, market-based quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications, which represent a market approach. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. This valuation technique may change from period to period, based on the relevance and availability of market data.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated below:

	March 31, 2022	December 31, 2021
Accrued payroll and payroll related expenses	$399,847	$879,971
Accrued professional fees	142,668	247,704
Accrued clinical studies expenses	1,472,119	786,579
Other	127,999	65,935
Total	$2,142,633	$1,980,189

7.	Stockholders' Equity and Common Stock Warrants

Private Placement of Series C Preferred Stock

On March 18, 2022, the Company issued and sold to Robert J. Cobuzzi, Jr., Ph.D., its President & Chief Executive Officer, and William R. Elder, its General Counsel & Corporate Secretary, an aggregate of 10,000 shares of Series C Preferred Stock at an offering price of $0.50 per share, representing 100% of the stated value per share of the Series C Preferred Stock, for aggregate gross proceeds of $5,000.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Series C Certificate provides that, among other things, (i) each share of Series C Preferred Stock is convertible into 0.02 shares of the Company's common stock, representing a conversion price of $25.00 per share, subject to certain conditions, (ii) each share of Series C Preferred Stock outstanding is counted on an as converted basis, together with the Company’s common stock as a single class, for purposes of determining the presence of a quorum at any meeting at which holders are asked to vote on matters related to the Reverse Stock Split (subject to any applicable exchange listing rules), (iii) each share of Series C Preferred Stock outstanding has the right to cast 1,600 votes per share of Series C Preferred Stock on the Reverse Stock Split on a “mirrored” basis — this means that the holders of the Series C Preferred Stock are required to vote their shares in a manner that “mirrors” the proportions of “For” and “Against” votes cast by the holders of the Company’s common stock are voted on the Amendment (excluding, for the avoidance of doubt, any shares of common stock that are not voted), and (iv) the holders of outstanding shares of Series C Preferred Stock are entitled to dividends, on an as converted basis, equal to dividends actually paid, if any, on shares of common stock and participate in any liquidation of the Company on an as converted basis.

On April 18, 2022, following approval of the Reverse Stock Split by the Company's stockholders, all 10,000 shares of Series C Preferred Stock were converted into an aggregate of 200 shares of the Company's common stock in accordance with the terms of the Series C Certificate.

Common Stock Warrants

During its evaluation of equity classification for the Company's common stock warrants issued in previous periods, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity. The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

As of March 31, 2022, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Common stock warrants issued related to the January 2018 common stock offering	23,639	$599.71	-	$749.76	January 2023
Common stock warrants issued related to the May 2019 common stock offering	27,648	$250.09	-	$306.04	May and December 2024
Common stock warrants issued related to the November 2019 common stock offering	4,269		$17.51		May 2024
Common stock warrants issued related to the December 2019 common stock offering	6,264	$21.68	-	$34.92	December 2024 and June 2025
Common stock warrants issued related to the May 2020 common stock offering	11,424		$65.65		March 2025
Common stock warrants issued related to the May 2020 investor warrant exercise	4,998		$29.7		November 2025
Common stock warrants issued related to the February 2021 common stock offering	33,649		$64.08		February 2026
	111,891

During the three months ended March 31, 2022, 18,077 warrants expired.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock-Based Compensation

2015 Equity Plan

The 2015 Equity Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's board of directors. Accordingly, 81,531 shares were added to the reserve as of January 1, 2022, which shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of March 31, 2022, there were 49,039 shares available for future issuance under the 2015 Equity Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Research and development	$58,892	$33,000
General and administrative	219,239	148,280
Total stock-based compensation expense	$278,131	$181,280

The following table summarizes the activity related to all stock option grants for the three months ended March 31, 2022:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at January 1, 2022	72,454	$265.85
Granted	48,300	12.00
Cancelled/forfeited	(4,190)	75.33
Outstanding at March 31, 2022	116,564	$164.31	8.89	$23,163
Exercisable at March 31, 2022	52,849	$346.79	8.13	$1,956
Vested and expected to vest at March 31, 2022	116,564	$164.31	8.89	$23,163

The weighted average grant date fair value of stock option awards granted was $10.90 during the three months ended March 31, 2022. The total fair value of options vested during the three months ended March 31, 2022 and 2021 was $0.3 million and $0.2 million, respectively. No options were exercised during any of the periods presented. At March 31, 2022, there was $1.3 million of unrecognized compensation expense that will be recognized over a weighted-average period of 1.97 years.

Options granted were valued using the Black-Scholes-Merton derivative instrument pricing model and assumptions used to value the options granted during the three months ended March 31, 2022 were as follows:

Expected term (in years)	5.7
Risk-free interest rate	1.7%
Expected volatility	134.7%
Dividend yield	—

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Unit Awards

The Company issues restricted stock units ("RSU") to newly elected, non-executive members of the board of directors that vest in six, tri-monthly installments beginning 18 months after the respective grant date. The fair value of a RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is recorded on a straight-line basis over the service period.

The following table summarizes activity related to RSU awards during the period indicated:

	Number of Units	Weighted average grant date fair value
Balance at January 1, 2022	5,509	$34.78
Vested (1)	(327)	25.50
Outstanding at March 31, 2022	5,182	$35.36

(1) The RSUs vested during the three months ended March 31, 2022 were settled on a hybrid basis. The Company withheld 120 shares of common stock and, in lieu of delivering such shares, paid the RSU holder an amount in cash equal to the fair market value of such shares on vesting date, representing the holder's approximate tax liability associated with such vesting amount in cash equal to the fair market value of such shares on vesting date, representing the holder's approximate tax liability associated with such vesting.

The Company recognized approximately $16,000 and $5,000 in expense related to these awards during the three months ended March 31, 2022 and March 31, 2021, respectively. At March 31, 2022, there was approximately $0.1 million of unrecognized compensation cost that will be recognized over a weighted average period of 1.90 years.

9.	Commitments and Contingencies

Office Space Lease Commitment

The Company has short term agreements to utilize membership-based co-working space in both Charlottesville, Virginia and Philadelphia, Pennsylvania. Rent expense related to the Company's short-term agreements was approximately $9,000 and $31,000 for the three months ended March 31, 2022 and 2021, respectively.

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

Defined Contribution Retirement Plan

The Company has established its 401(k) Plan, which covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. The Company made matching contributions under the 401(k) Plan of approximately $27,000 and $16,000 for the three months ended March 31, 2022 and 2021, respectively.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

10.	Subsequent Events

Special Meeting, Series C Preferred Stock Conversion, Charter Amendment, and Reverse Stock Split

On April 18, 2022, at the Special Meeting, the Company's stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to effect a reverse stock split of the Company’s outstanding shares of common stock by a ratio of any whole number between 1-for-2 and 1-for-50, at any time prior to December 31, 2022, the implementation and timing thereof subject to the discretion of the Company’s board of directors.

Following the completion of the Special Meeting, in accordance with Section 8(a) of the Series C Certificate, the Company delivered to the holders of the Series C Preferred Stock written notice of the Company’s intent to implement the Reverse Stock Split and the Mandatory Conversion (as defined in the Series C Certificate) of all 10,000 shares of Series C Preferred Stock outstanding into an aggregate of 200 shares of the Company’s common stock.

As described in further detail above under, Note 3. Basis of Presentation and Summary of Significant Accounting Policies, on April 18, 2022, following the completion of the Special Meeting and the Series C Preferred Stock conversion,  the Company implemented the Reverse Stock Split at a ratio of 1-for-50 and beginning with the opening of trading on April 19, 2022, the Company’s common stock was available for trading on the Nasdaq Capital Market on a Reverse Stock Split adjusted basis.

Nasdaq Bid Price Requirement Compliance

On May 3, 2022, the Company received a written notice from the Nasdaq Staff confirming that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed above $1.00 per share for the previous ten (10) consecutive business days ending May 2, 2022. As previously reported, on May 6, 2021, the Company received a written notice from the Nasdaq Staff indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business day. The May 3, 2022 letter confirmed this matter is now closed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited interim consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements” in this report and under “Part I — Item 1A. Risk Factors” in our Annual Report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Highlights from the First Quarter of 2022

•

Completed Dosing in the Altitude Trial – On April 11, 2022, we announced the final participant in the Altitude Trial had completed dosing, and topline data is expected to be available in June 2022. We also reported the clinical investigators will be presenting abstracts at the Undersea & Hyperbaric Medical Society’s Annual Scientific Meeting in Reno, Nevada scheduled for May 22 to 26, 2022 based on blinded, aggregated (placebo and treatment), interim physiological data from the first fifteen participants in the study.

•

Continued Progress the ILD-DLCO Trial – Enrollment of patients in the ILD-DLCO Trial, which commenced in December 2021, continued in the first quarter. We currently expect to complete dosing in the second half of 2022, with topline results reported within two months of study completion.

•

Expanded Scientific Advisory Board – On February 24, 2022, we announced a significant expansion of our Scientific Advisory Board to include five prominent radiation and medical oncologists, who will help guide the design of our recently announced Hypoxic Solid Tumor Program.

Business Update

In the first quarter of 2022, we continued to advance the development of TSC for the treatment of hypoxia and as a platform to enhance standard-of-care treatment for conditions complicated by hypoxia with a particular near-term focus on hypoxic solid tumors.

As of the date of the Quarterly Report, TSC has been administered to more than 220 subjects across 11 clinical trials. Data from these clinical trials support our understanding of the safety, tolerability, pharmacokinetics and pharmacodynamic effects of TSC. Evidence of clinical effect with TSC was reported from a Phase 2 clinical study conducted in patients with PAD with claudication. In addition, post hoc analyses of two prior studies involving patients with COVID-19 and unresected GBM tumors have provided preliminary evidence of TSC’s potential. Although the results small Phase 2 studies were not statistically significant, we believe the results were compelling and subsequent analyses helped identify certain data gaps that have been focus of recent development, including the relationship between TSC  dose and oxygenation.

During 2021, to address these identified gaps in our TSC knowledge base, and guide the future of our TSC development program, we designed and executed on our Oxygenation Trials. The Oxygenation Trials are a series of three short-term, clinical studies designed to provide clinical evidence of the relationship between TSC dose and the effects on oxygenation, each specifically tailored to evaluate the effects of TSC on a different component of the oxygen delivery pathway. We completed the first of these studies, the TCOM Trial, in March 2021. The first participants in the second Oxygenation Trial, the Altitude Trial, were dosed in November 2021 and on April 11, 2022, we announced the completion of dosing for the final participant in the study. Topline data from the Altitude Trial are expected to be available in June 2022. In December 2021 we announced the dosing of the first patients in the final Oxygenation Trial, the ILD-DLCO Trial. We currently expect to complete dosing in this study in the second half of 2022 and to report top line results within two months of study completion.

The extensive preclinical and clinical data regarding TSC obtained to date, including data recently obtained from our Oxygenation Trials and our COVID-19 Trial completed in February 2021, provide significant information related to TSC’s effects on oxygenation, dose response characteristics, pharmacokinetics, and pharmacodynamics. In November 2021, based on the available data and the significant unmet medical need, we announced our intention to focus the next steps in our efforts to develop TSC as an adjunct to standard of care therapy for hypoxic solid tumors. We believe the aforementioned collection of information will allow us to be more efficient and increase our likelihood of success, compared to the Company’s past efforts to develop TSC as a cancer treatment, which were terminated in 2019 due to financial constraints.

During the first quarter of 2022 continued to work with our advisors including our new Scientific Advisory Board members announced in February 2022, on the design of the Hypoxic Solid Tumor Program including the preliminary design of our Planned Phase 2 Hypoxic Tumor Trial protocol and updating our oncology-related IND previously filed with the FDA.

We currently expect to commence our Planned Phase 2 Hypoxic Tumor Trial in the second half of 2022, subject to FDA feedback and the availability of clinical drug supply.

In parallel, we continue to undertake preclinical studies and other opportunities to obtain additional data designed to demonstrate TSC’s potential uses in a broad spectrum of non-cancer indications, as well as our work to further improve the TSC manufacturing process and support the continued  and support the continued availability of high-quality drug product.

Finally, we believe we can leverage what we have learned from the development of TSC and the significant skills and experience of our team to opportunistically identify and acquire or in-license novel product candidates that complement TSC and our overall strategy.  We also believe diversifying our asset portfolio through and acquisition or in-license would reduce our Company’s overall risk profile as an investment.

Financial Summary

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $32.6 million, in the aggregate. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $4.5 million for the three months ended March 31, 2022. Our accumulated deficit as of March 31, 2022 was $134.5 million, and we expect to continue to incur substantial losses in future periods. We also anticipate that our operating expenses will increase substantially as we continue to advance the development of TSC, including any costs related to:

•	our ongoing and planned clinical trials, including our Planned Phase 2 Hypoxic Tumor Trial;
•	any additional studies we may undertake, including other preclinical and clinical studies to support the filing of any new drug application with the FDA;
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

We currently intend to use our existing cash, cash equivalents and marketable securities for working capital and to fund the research and development of TSC. We expect that our cash, cash equivalents and marketable securities as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements through 2023.

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

Interest Income

Interest income is interest earned from our cash, cash equivalents and marketable securities.

Results of Operations for Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth our results of operations for the three months ended March 31, 2022, and 2021.

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$2,425,898	$2,916,378	$(490,480)
General and administrative	2,128,552	1,743,510	385,042
Depreciation	—	24,447	(24,447)
Loss from operations	4,554,450	4,684,335	(129,885)
Other income:
Interest income	(27,809)	(40,416)	12,607
Net loss	$(4,526,641)	$(4,643,919)	$117,278

We recognized $2.4 million in research and development expenses during the three months ended March 31, 2022 compared to $2.9 million during the three months ended March 31, 2021. A significant portion of this decrease was attributable to the timing of clinical trials and drug manufacturing, offset by an increase in salaries and wages and stock-based compensation related to increased headcount.

General and administrative expenses increased by $0.4 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, mainly due to an increase in salaries and wages and stock-based compensation related to increased headcount as well as an increase in outside professional fees.

The decrease in depreciation for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is related to the disposal of property and equipment during the year-ended December 31, 2021.

The decrease in interest income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily attributable to lower interest earned on cash and investments during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

Working Capital

As of March 31, 2022, we had $9.9 million in cash and cash equivalents, $22.7 million in marketable securities, working capital of $30.6 million and an accumulated deficit of $134.5 million. We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash, cash equivalents and marketable securities to fund our working capital and research and development of our product candidates.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Net cash (used in) provided by:	2022	2021
Operating activities	$(4,729,813)	$(5,176,370)
Investing activities	(22,716,415)	—
Financing activities	5,000	33,295,752
Net (decrease) increase in cash and cash equivalents	$(27,441,228)	$28,119,382

Operating Activities

Net cash used in operating activities of $4.7 million during the three months ended March 31, 2022 was primarily attributable to our net loss of $4.5 million and our net change in operating assets and liabilities of $0.5 million. This amount was offset by $0.3 million in stock-based compensation expense. The net change in our operating assets and liabilities is primarily attributable to an increase in our prepaid expenses, deposits and other current assets.

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

Investing Activities

During the three months ended March 31, 2022, we purchased $22.7 million in marketable securities with cash. There were no investing activities during the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities was $5,000 during the three months ended March 31, 2022, attributable to proceeds received from the sale of our Series C Convertible Preferred Stock.

Net cash provided by financing activities was $33.3 million during the three months ended March 31, 2021, attributable to net proceeds of $31.1 million received from the sale of our common stock and $2.2 million in proceeds received from the exercise of common stock warrants.

Capital Requirements

We currently expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing TSC. Our operations have consumed substantial amounts of cash since inception and we currently expect to continue to spend substantial amounts of cash to advance the clinical development of TSC and any other product candidates we may in-license or acquire in the future. As of the date of this Quarterly Report, most of our cash resources for clinical development are dedicated to our ongoing and planned clinical trials. While we believe we have adequate cash resources to continue operations through 2023, we anticipate that we will need additional funding in order to complete development of TSC which, if available, could be obtained through additional capital raising transactions, entry into strategic partnerships or collaborations, or alternative financing arrangements.

As of March 31, 2022, we did not have any credit facilities in place under which we could borrow funds or any other sources of committed capital. In the future, we may seek to raise additional funds through various sources. However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of TSC or our product candidates, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these arrangements.

Critical Accounting Policies

As of the date of this Quarterly Report, the Critical Accounting Policies included in our Annual Report have not changed.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K we are not required to provide the information required by this Item 3.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act) that occurred during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For this item, please refer to Note 9, Commitments and Contingencies in the notes accompanying the unaudited interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to our risk factors previously disclosed in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On March 18, 2022, the Company issued and sold to Robert J. Cobuzzi, Jr., Ph.D., its President & Chief Executive Officer, and William R. Elder, its General Counsel & Corporate Secretary, an aggregate of 10,000 shares of Series C Preferred Stock at an offering price of $0.50 per share, representing 100% of the stated value per share of the Series C Preferred Stock, for aggregate gross proceeds of $5,000.

The Series C Certificate provides that, among other things, (i) each share of Series C Preferred Stock is convertible into 0.02 shares of the Company's common stock, representing a conversion price of $25.00 per share, subject to certain conditions, (ii) each share of Series C Preferred Stock outstanding is counted on an as converted basis, together with the Company’s common stock as a single class, for purposes of determining the presence of a quorum at any meeting at which holders are asked to vote on matters related to the Reverse Stock Split (subject to any applicable exchange listing rules), (iii) each share of Series C Preferred Stock outstanding has the right to cast 1,600 votes per share of Series C Preferred Stock on the Reverse Stock Split on a “mirrored” basis — this means that the holders of the Series C Preferred Stock are required to vote their shares in a manner that “mirrors” the proportions of “For” and “Against” votes cast by the holders of the Company’s common stock on the Amendment (excluding, for the avoidance of doubt, any shares of common stock that are not voted), and (iv) the holders of outstanding shares of Series C Preferred Stock are entitled to dividends, on an as converted basis, equal to dividends actually paid, if any, on shares of common stock and participate in any liquidation of the Company on an as converted basis.

On April 18, 2022, following approval of the Reverse Stock Split by the Company's stockholders, all 10,000 shares of Series C Preferred Stock were converted into an aggregate of 200 shares of the Company's common stock in accordance with the terms of the Series C Certificate.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See attached Exhibit Index.

DIFFUSION PHARMACEUTICALS INC.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Certificate of Amendment to the Certificate of Incorporation, as amended, of Diffusion Pharmaceuticals Inc.	Incorporated by reference to Exhibit 3.1 to the registrant's current report on Form 8-K filed on April 18, 2022
3.2	Amendment to the Bylaws, as amended, of Diffusion Pharmaceuticals Inc., effective March 18, 2022	Incorporated by reference to Exhibit 3.2 to the registrant's current report on Form 8-K filed on March 18, 2022
3.3	Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the registrant's current report on Form 8-K filed on March 18, 2022
10.1	Form of Subscription Agreement between Diffusion Pharmaceuticals Inc. and the investors named therein, dated March 18, 2022	Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on March 18, 2022
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Diffusion’s quarterly report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements

Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2022

DIFFUSION PHARMACEUTICALS INC.

By:	/s/ Robert J. Cobuzzi, Jr., Ph.D.
Robert J. Cobuzzi, Jr., Ph.D.

President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Hornung
William Hornung
Chief Financial Officer
(Principal Financial and Accounting Officer)