Form 10-Q
period 2022-06-30
Diffusion Pharmaceuticals Inc.
filed 2022-08-12
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of common stock outstanding at August 10, 2022 was 2,039,120 shares.

DIFFUSION PHARMACEUTICALS INC.

FORM 10-Q

JUNE 30, 2022

i

Note Regarding Company References and Other Defined Terms

Unless the context otherwise requires, in this Quarterly Report, (i) references to the “Company,” “we,” “our” or “us” refer to Diffusion Pharmaceuticals Inc. and its subsidiaries and (ii) references to “common stock” refer to the common stock, par value $0.001 per share, of the Company and all share and per share amounts related to our common stock give effect to our 1-for-50 reverse stock split effected April 18, 2022. We have also used several other defined terms in this Quarterly Report, many of which are explained or defined below:

Term	Definition
2015 Equity Plan	Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan, as amended
2022 Sales Agreement	our At-The-Market Sales Agreement with BTIG, as sales agent, dated July 22, 2022
401(k) Plan	Diffusion Pharmaceuticals Inc. 401(k) Defined Contribution Plan
Altitude Trial	our Phase 1b clinical trial evaluating TSC in normal healthy volunteers subjected to incremental levels of physical exertion while exposed to hypoxic and hypobaric conditions, or “simulated altitude,” completed in April 2022
Annual Report	our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022
ASC	Accounting Standard Codification of the FASB
ASC 815-40	ASC 815-40, Derivatives and Hedging, Contracts in an Entity's Own Equity
BTIG	BTIG, LLC
CRO	contract research organization
DLCO	diffusion capacity of lung for carbon monoxide
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
G&A	general and administrative
GAAP	U.S. generally accepted accounting principles
GBM	glioblastoma multiforme brain cancer
Hypoxic Solid Tumor Program	our ongoing clinical development program to evaluate TSC as an adjunct to standard of care therapy for hypoxic solid tumors, first announced in November 2021, including Study 200-208
ILD	interstitial lung disease
ILD-DLCO Trial	our Phase 2a clinical trial evaluating TSC in patients with previously diagnosed ILD who have a baseline DLCO test result that is abnormal using DLCO as a surrogate measure of oxygen transfer efficiency, terminated in August 2022
Nasdaq	Nasdaq Stock Market, LLC
NOL	net operating loss
Oxygenation Trials	collectively, the TCOM Trial, the Altitude Trial, and the ILD-DLCO Trial
PET	positron emission topography
Quarterly Report	this Quarterly Report on Form 10-Q
R&D	research and development
Regulation S-K	Regulation S-K promulgated under the Securities Act of 1933, as amended
Reverse Stock Split	the reclassification and combination of all shares of our common stock outstanding at a ratio of one-for-50 approved by our stockholders at the Special Meeting and effective April 18, 2022
SEC	U.S. Securities and Exchange Commission

Series C Certificate	the Certificate of Designation of Preferences, Rights, and Limitations of the Series C Preferred Stock, filed with the Secretary of State of the State of Delaware on March 18, 2022
Series C Preferred Stock	our previously outstanding Series C Convertible Preferred Stock, par value $0.001 per share
Special Meeting	the special meeting of our stockholders held on April 18, 2022
Study 200-208	our Phase 2 clinical trial evaluating the effects of TSC in patients with newly diagnosed glioblastoma multiforme, which we expect to initiate by the end of 2022 and in which we anticipate dosing the first patient in the first quarter of 2023
TCOM	transcutaneous oxygen measurement
TCOM Trial	our Phase 1b clinical trial evaluating the effects of TSC on peripheral tissue oxygenation in healthy normal volunteers using a TCOM device, completed in March 2021
TSC	trans sodium crocetinate
U.S.	United States

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

•	obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;
•	the performance of third parties, including contract research organizations, manufacturers, suppliers, and outside consultants, to whom we outsource certain operational, staff and other functions;
•	our ability to obtain additional financing in the future and continue as a going concern;
•	our ability to obtain and maintain regulatory approval of our product candidates and, if approved, our products, including the labeling under any approval we may obtain;
•	our plans and ability to develop and commercialize our product candidates and the outcomes of our research and development activities;
•	the outcome of our ongoing business development activities or the impact of a transaction, if any, on our planned clinical development program for TSC, our capital structure, and our expenses;
•	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
•	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;
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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diffusion Pharmaceuticals Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$5,965,726	$37,313,558
Marketable securities	22,574,681	—
Prepaid expenses, deposits and other current assets	643,618	510,015
Total current assets	29,184,025	37,823,573
Other assets	—	15,578
Total assets	$29,184,025	$37,839,151
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	846,032	947,495
Accrued expenses and other current liabilities	1,668,990	1,980,189
Total current liabilities	2,515,022	2,927,684
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized: 2,038,914 and 2,038,185 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,038	2,038
Additional paid-in capital	165,475,801	164,914,540
Accumulated other comprehensive loss	(86,583)	—
Accumulated deficit	(138,722,253)	(130,005,111)
Total stockholders' equity	26,669,003	34,911,467
Total liabilities and stockholders' equity	$29,184,025	$37,839,151

See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$2,108,553	$1,972,673	$4,534,451	$4,889,051
General and administrative	2,137,326	1,836,773	4,265,878	3,580,283
Depreciation	—	23,755	—	48,202
Loss from operations	4,245,879	3,833,201	8,800,329	8,517,536
Interest income	(55,378)	(55,228)	(83,187)	(95,644)
Net loss	$(4,190,501)	$(3,777,973)	$(8,717,142)	$(8,421,892)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.06)	$(1.85)	$(4.28)	$(4.54)
Weighted average shares outstanding, basic and diluted	2,038,727	2,037,978	2,038,529	1,854,161
Comprehensive loss:
Net loss	$(4,190,501)	$(3,777,973)	$(8,717,142)	$(8,421,892)
Unrealized loss on marketable securities	(36,925)	—	(86,583)	—
Comprehensive loss:	(4,227,426)	(3,777,973)	(8,803,725)	(8,421,892)

See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statement of Changes in Stockholders' Equity

Three and Six Months Ended June 30, 2021 and 2022

(unaudited)

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at April 1, 2022	10,000	$5,000	2,038,392	$2,038	$165,192,671	$(49,658)	$(134,531,752)	$30,618,299
Conversion of Series C preferred stock to common stock	(10,000)	(5,000)	200	—	5,000	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	322	—	278,130	—	—	278,130
Unrealized loss on marketable securities	—	—	—	—	—	(36,925)	—	(36,925)
Net loss	—	—	—	—	—	—	(4,190,501)	(4,190,501)
Balance at June 30, 2022	—	$—	2,038,914	$2,038	$165,475,801	$(86,583)	$(138,722,253)	$26,669,003

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2022	—	$—	2,038,185	$2,038	$164,914,540	$—	$(130,005,111)	$34,911,467
Sale of Series C preferred stock to related parties	10,000	5,000	—	—	—	—	—	5,000
Conversion of Series C preferred stock to common stock	(10,000)	(5,000)	200	—	5,000	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	529	—	556,261	—	—	556,261
Unrealized loss on marketable securities	—	—	—	—	—	(86,583)	—	(86,583)
Net loss	—	—	—	—	—	—	(8,717,142)	(8,717,142)
Balance at June 30, 2022	—	$—	2,038,914	$2,038	$165,475,801	$(86,583)	$(138,722,253)	$26,669,003

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2021	2,037,978	$2,038	$164,198,560	$(110,553,303)	$53,647,295
Sale of common stock and warrants, net of issuance costs	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—
Stock-based compensation expense	—	—	297,280	—	297,280
Net loss	—	—	—	(3,777,973)	(3,777,973)
Balance at June 30, 2021	2,037,978	$2,038	$164,495,840	$(114,331,276)	$50,166,602

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	1,280,207	$1,280	$130,722,286	$(105,909,384)	$24,814,182
Sale of common stock and warrants, net of issuance costs	673,171	673	31,093,629	—	31,094,302
Issuance of common stock upon exercise of warrants	84,600	85	2,201,365	—	2,201,450
Stock-based compensation expense	—	—	478,560	—	478,560
Net loss	—	—	—	(8,421,892)	(8,421,892)
Balance at June 30, 2021	2,037,978	$2,038	$164,495,840	$(114,331,276)	$50,166,602

See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(8,717,142)	$(8,421,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	48,202
Stock-based compensation expense	556,261	478,560
Amortization of premium and discount on marketable securities	(45,439)	—
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(118,025)	(291,068)
Accounts payable, accrued expenses and other liabilities	(412,662)	(317,576)
Net cash used in operating activities	(8,737,007)	(8,503,774)
Cash flows provided by investing activities:
Purchase of marketable securities	(31,615,825)	—
Maturities of marketable securities	9,000,000	—
Net cash used in investing activities	(22,615,825)	—
Cash flows provided by financing activities:
Proceeds from the sale of preferred stock	5,000	—
Proceeds from the exercise of common stock warrants	—	2,201,450
Proceeds from the sale of common stock	—	31,094,302
Net cash provided by financing activities	5,000	33,295,752

Net (decrease) increase in cash and cash equivalents	(31,347,832)	24,791,978
Cash and cash equivalents at beginning of period	37,313,558	18,515,595
Cash and cash equivalents at end of period	$5,965,726	$43,307,573

Supplemental disclosure of non-cash activities:
Unrealized loss on marketable securities	$86,583	$—

See accompanying notes to unaudited interim consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

Diffusion Pharmaceuticals Inc., a Delaware corporation, is a biopharmaceutical company developing novel therapies to enhance the body’s ability to deliver oxygen to areas where it is needed most. The Company’s lead product candidate, TSC, is being investigated to enhance the diffusion of oxygen to tissues with low oxygen levels, also known as hypoxia, a serious complication of many of medicine’s most intractable and difficult-to-treat conditions, including hypoxic solid tumors.

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

In July 2022, the Company entered into an at-the-market sales agreement (the "2022 Sales Agreement") with BTIG, LLC, ("BTIG") as agent, pursuant to which the Company may sell up to an aggregate of $20.0 million in shares of the Company’s common stock, from time to time through BTIG, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

     Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company currently expects that its existing cash, cash equivalents and marketable securities as of June 30, 2022 will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2024, without giving effect to any business development activities we may undertake.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Basis of Presentation and Summary of Significant Accounting Policies

The Summary of Significant Accounting Policies included in the Company's Annual Report for the year ended December 31, 2021 have not materially changed.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information as found in the ASC and ASUs of the FASB, and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of  June 30, 2022, and its results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Operating results for the six months ended  June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2021 filed with the SEC as part of the Company's Annual Report.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper and U.S. government debt securities with original maturities of greater than three months from date of purchase. The Company considers its marketable securities as available for use in current operations, and therefore classify these securities as current assets on the consolidated balance sheet. These securities are carried at fair value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive loss within stockholders’ equity. Gains or losses on marketable securities sold will be based on the specific identification method.

Reverse Stock Split

On April 18, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to implement the Reverse Stock Split at a ratio of 1-to-50. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock became entitled to receive an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder would otherwise be entitled multiplied by $12.93, representing the split-adjusted average closing price of the Company’s common stock on the Nasdaq Capital Market for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split. Proportional adjustments were made to the Company’s outstanding warrants, stock options, and other equity securities, as well as to the reserve of shares available for future issuance under the 2015 Equity Plan, to reflect the Reverse Stock Split, in each case, in accordance with the respective terms thereof.

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

The following potentially dilutive securities outstanding as of June 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of June 30,
	2022	2021
Common stock warrants	111,891	129,989
Stock options	122,882	61,058
Unvested restricted stock awards	4,672	3,060
	239,445	194,107

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

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

4.	Cash, cash equivalents and marketable securities

The following is a summary of the Company's cash and cash equivalents as of the dates indicated:

	June 30, 2022	December 31, 2021
Cash in banking institutions	$1,084,595	$30,308,075
Money market funds	3,886,704	7,005,483
Commercial paper	994,427	—
Total	$5,965,726	$37,313,558

The following is a summary of the Company's marketable securities as of June 30, 2022:

	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$17,658,057	$25	$(57,001)	$17,601,081
U.S. treasury bonds	5,003,207	—	(29,607)	4,973,600
Total	$22,661,264	$25	$(86,608)	$22,574,681

The Company did not have any marketable securities as of December 31, 2021. The Company's marketable securities generally have contractual maturity dates between 3 and 12 months. Most of the Company’s marketable securities are in an unrealized loss position at June 30, 2022. Unrealized losses on marketable securities as of June 30, 2022 were not significant and were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Accordingly, no other-than-temporary impairment was recorded for the six months ended June 30, 2022 and there were no realized gains or losses recorded during the six months ended June 30, 2021.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets that are measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2022:
Cash equivalents:
Money market funds	$3,886,704	$—	$—
Commercial paper	—	994,427	—
Total cash equivalents	$3,886,704	$994,427	$—

Marketable securities
Commercial paper	$—	$17,601,081	$—
US treasury	—	4,973,600	—
Total marketable securities	$—	$22,574,681	$—

Total financial assets	$3,886,704	$23,569,108	$—

The fair values of the Company’s Level 2 marketable securities are estimated primarily based on benchmark yields, reported trades, market-based quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications, which represent a market approach. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. This valuation technique may change from period to period, based on the relevance and availability of market data.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated below:

	June 30, 2022	December 31, 2021
Accrued payroll and payroll related expenses	$661,061	$879,971
Accrued professional fees	163,269	247,704
Accrued clinical studies expenses	766,916	786,579
Other accrued expenses	77,744	65,935
Total	$1,668,990	$1,980,189

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2022, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share	Expiration dates
Common stock warrants issued in 2018 related to the January 2018 Offering	23,639	599.711749.7676	January 2023
Common stock warrants issued related to the May 2019 Offering	27,648	250.099306.0404	May and December 2024
Common stock warrants issued related to the November 2019 Offering	4,269	$17.51	November 2024
Common stock warrants issued related to the December 2019 Offering	6,264	21.68834.9292	December 2024 and June 2025
Common stock warrants issued related to the May 2020 Offering	11,424	$65.65	March 2025
Common stock warrants issued related to May 2020 Investor Warrant Exercise	4,998	$29.7	November 2025
Common stock warrants issued related to the February 2021 Offering	33,649	$64.08	February 2026
	111,891

During the six months ended June 30, 2022, 18,077 warrants expired.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock-Based Compensation

2015 Equity Plan

The 2015 Equity Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's board of directors. Accordingly, 81,531 shares were added to the reserve as of January 1, 2022, which shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of June 30, 2022, there were 42,461 shares available for future issuance under the 2015 Equity Plan.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$58,892	$59,567	$117,785	$92,567
General and administrative	219,238	237,713	438,476	385,993
Total stock-based compensation expense	$278,130	$297,280	$556,261	$478,560

The following table summarizes the activity related to all stock option grants for the six months ended June 30, 2022:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at January 1, 2021	72,454	$265.85
Granted	56,300	11.40
Forfeited	(5,612)	188.18
Expired	(260)	1,575
Outstanding at June 30, 2022	122,882	$149.96	8.8	$—
Exercisable at June 30, 2022	60,688	$283.73	8.1	$—
Vested and expected to vest at June 30, 2022	122,882	$149.96	8.8	$—

The weighted average grant date fair value of stock option awards granted during the six months ended June 30, 2022 was $10.35. The total fair value of options vested during the three months ended June 30, 2022 and 2021 was $0.3 million and $0.1 million, respectively. The total fair value of options vested during the six months June 30, 2022 and 2021 was $0.5 million and $0.3 million, respectively. No options were exercised during any of the periods presented. At June 30, 2022, there was $1.1 million of unrecognized compensation expense that will be recognized over a weighted-average period of 1.93 years.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Options granted were valued using the Black-Scholes option-pricing model and the weighted average assumptions used to value the options granted during the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
Expected term (in years)	5.74	10
Risk-free interest rate	1.9%	1.5%
Expected volatility	135.0%	124.5%
Dividend yield	—%	—%

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

The following table summarizes activity related to RSU awards during the period indicated:

	Number of Units	Weighted average grant date fair value
Balance at January 1, 2022	5,509	$34.78
Vested (1)	(837)	29.87
Outstanding at June 30, 2022	4,672	$35.66

(1)  The RSUs vested during the six months ended  June 30, 2022 were settled on a hybrid basis. The Company withheld 308 shares of common stock and, in lieu of delivering such shares, paid the RSU holder an amount in cash equal to the fair market value of such shares on vesting date, representing the holder's approximate tax liability associated with such vesting amount in cash equal to the fair market value of such shares on vesting date, representing the holder's approximate tax liability associated with such vesting.

The Company recognized approximately $16,000 and $5,000 in expense related to these awards during the three months ended June 30, 2022 and 2021, respectively. The Company recognized approximately $32,000 and $10,000 in expense related to these awards during the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was approximately $96,000 of unrecognized compensation cost that will be recognized over a weighted average period of 1.69 years.

9.	Commitments and Contingencies

Office Space Lease Commitment

The Company has short term agreements to utilize membership-based co-working space in both Charlottesville, Virginia and Philadelphia, Pennsylvania. Rent expense related to the Company's short-term agreements for the three months ended June 30, 2022 and 2021 was approximately $2,000 and $29,000, respectively. Rent expense related to the Company's short-term agreements was approximately $11,000 and $60,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Defined Contribution Retirement Plan

The Company has established its 401(k) Plan, which covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. The Company made matching contributions under the 401(k) Plan of approximately $26,000 and $24,000 for the three months ended and matched contributions under the 401(k) Plan of approximately $53,000 and $40,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Diffusion Pharmaceuticals: Enhancing Oxygen, Fueling Life

We are a biopharmaceutical company developing novel therapies to enhance the body’s ability to deliver oxygen to the areas where it is needed most. Our lead product candidate, TSC, is being investigated to enhance the diffusion of oxygen to tissues with low oxygen levels, also known as hypoxia, a serious complication of many of medicine’s most intractable and difficult-to-treat conditions, including hypoxic solid tumors.

Business Update

Altitude Trial

During the second quarter, we reported positive effects from our second Oxygenation Trial, the Altitude Trial. This was a double-blind, randomized, placebo-controlled crossover dose exploration study designed to investigate TSC’s effects on oxygen enhancement using an experimental model to induce hypoxia in study participants. The primary endpoints measured in this study were maximal oxygen consumption and partial pressure of arterial blood oxygen in normal healthy volunteers subjected to incremental levels of physical exertion while exposed to hypoxic and hypobaric conditions at a simulated altitude of 15,000 feet above sea level. The secondary endpoints were to assess the effect of TSC on SpO2 and lactate.

A total of 30 healthy volunteers were enrolled in the trial with each subject serving as their own control by completing the experiment twice in a random, blinded order in the same day with a 3-hour rest and wash out period between experimental intervals. During one ascent, study subjects received IV placebo administration and the other ascent the same subject received a single IV dose of TSC at one of three dose levels (0.5 mg/kg, 1.5 mg/kg, or 2.5 mg/kg).

In the trial, following exercise under hypoxic conditions, an increase in pH and a decrease in lactate were observed in the study subjects treated with the highest dose of TSC (2.5 mg/kg), both at the end of the exercise period and at 10 minutes post-exercise relative to placebo. These data suggest the 2.5 mg/kg dose of TSC decreased blood acidity (i.e., lactic acid accumulation) and enhanced metabolic recovery at 10 minutes after completion of exercise under the stressful conditions of simulated high altitude and exercise. These positive changes observed in blood markers of oxygen utilization results in the Altitude Trial suggest TSC may enhance oxygen availability at the cellular level and reinforce our belief in the therapeutic potential of TSC.

Phase 2 Trial in Patients with GBM Incorporating Innovative Imaging Methodology (Study 200-208)

        Taken together, the combination of positive effects observed in each of the TCOM, Altitude, and COVID-19 Trials affirmed our belief in TSC's potential as an adjuvant treatment to standard of care therapy for hypoxic solid tumors. As such, on July 26, 2022, we announced that we had aligned with the FDA on the design of an open-label, dose-escalation, Phase 2 safety and efficacy study of TSC administered with standard of care to newly diagnosed GBM patients. This trial has been designated Study "200-208," and we currently expect to initiate the trial by the end of 2022 and to dose the first patient in the study in the first quarter of 2023, subject to the outcome of our ongoing business development processes described below.

GBM is an aggressive, deadly, and treatment-resistant type of malignant brain tumor, affecting approximately 13,000 newly diagnosed patients each year in the United States. Few treatment options are available for patients with GBM, and none have extended life expectancy beyond a few months. In fact, according to the National Brain Tumor Society, the five-year survival rate for GBM is only 6.8 percent with an average survival time of eight months.

Study 200-208 will include a dose-escalation phase, enrolling patients in a 3+3+3 design, to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of TSC at doses of 1.5 mg/kg, 2.0 mg/kg and 2.5 mg/kg administered in combination with concomitant standard of care radiotherapy plus temozolomide. An additional 17 subjects will be treated at the highest tolerable dose identified in the dose escalation phase. The primary objective of the study is to evaluate the safety and tolerability of TSC for the treatment of patients with newly diagnosed GBM when administered with standard of care. Secondary objectives of the study are to evaluate progression-free survival at six months by magnetic resonance imaging, assessment using Response Assessment in Neuro-Oncology criteria, and to evaluate overall survival at 12 months.

Study 200-208 will vary in a variety of ways from the GBM trials we have conducted in the past, including three particularly notable differentiators:

•	The 1.5 mg/kg to 2.5 mg/kg doses of TSC to be administered in the trial will be 6-10-fold higher than the 0.25 mg/kg dose used in conjunction with radiotherapy in our prior GBM trials;

•	TSC will be administered five days each week approximately 30-60 minutes prior to radiotherapy, as compared to the three days per week regimen in our prior GBM trials; and

•

The trial will incorporate an innovative use of PET scans to directly evaluate the oxygen enhancing effects of TSC on tumor hypoxia using radiotracers, with initial data readouts expected to be available within one year of the study’s initiation.

Business Development

Our current strategy for TSC is focused on advancing it through development with the ultimate objective of obtaining market authorizations and entering commercialization, whether alone, with a partner, or through a partner, to provide treatment options to patients suffering from life-threatening medical conditions like GBM. We believe that our recent clinical development efforts, including the completion of our TCOM and Altitude Trials and our design of Study 200-208, are positive steps for our Company and our stockholders and create the potential to drive meaningful value if we are successful in advancing TSC to the subsequent development milestones we have identified. However, drug development is an extremely expensive, risky, and time-consuming endeavor, particularly so for drugs being developed to treat oncological indications. Accordingly, while we continue our internal efforts to advance the development of TSC, including Study 200-208, we are also taking active steps to identify potential partnership and other opportunities to obtain additional resources for our programs, including opportunities that are non-dilutive to our stockholders.

We also believe we can leverage what we have learned from the development of TSC and the significant skills and experience of our team to opportunistically identify and acquire or in-license novel product candidates that complement our overall strategy and/or are synergistic with our team's core competencies and strengths. We have taken, and intend to continue to take, active steps to identify assets and/or companies for acquisition and/or partnership, as well as a range of other transactions, across a variety of therapeutic indications, that we believe may complement, supplement and/or de-risk our current development programs, as well as provide additional value for our stockholders.

At-The-Market Sales Agreement

In July 2022, we entered into the 2022 Sales Agreement with BTIG, pursuant to which we may sell, from time to time, shares of our common stock having an offering price of up to $20 million in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 of the Securities Act, subject to the offering limits in General Instruction I.B.6 of Form S-3.

As of the date of this Quarterly Report, we have not sold any shares of common stock pursuant to the Sales Agreement.

ILD-DLCO Trial Update

From our initial announcement of the Oxygenation Trials in early 2021, we have stated our belief that positive data from any one or more of the three Oxygenation Trials would provide evidence of a definitive effect of TSC on oxygenation, as well as guide the subsequent steps of our development strategy focused on demonstrating the clinical and therapeutic benefits of TSC in a relevant patient population affected by hypoxia. As noted above, the positive effects observed in and data obtained from both the TCOM and Altitude Trials have been used to design and align with the FDA on a novel GBM trial design for Study 200-208 and to develop our Hypoxic Solid Tumor Program, more generally. On August 9, 2022, in order to, among other things, dedicate more of our human and other resources to Study 200-208 and our business development activities, as well as ongoing challenges enrolling patients in clinical trials for respiratory indications during the ongoing COVID-19 pandemic, we made the decision to terminate recruitment and enrollment in the ILD-DLCO Trial and begin winding the trial down.

Financial Summary

As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $28.5 million, in the aggregate. We have incurred operating losses since inception, have not generated any product revenue and have not achieved profitable operations. We incurred net losses of $4.2 million and $8.7 million for the three and six months ended June 30, 2022, respectively. Our accumulated deficit as of June 30, 2022 was $138.7 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance the development of TSC and any other assets we may in-license or acquire, including any costs related to:

•	our ongoing and planned clinical trials, including Study 200-208;
•	our in-license or acquisition of any additional product candidates, including any related transaction costs;
•	any additional studies we may undertake, including other preclinical and clinical studies to support the filing of any new drug application with the FDA;
•

other research, development, and manufacturing activities designed to develop and optimize formulation, manufacturing processes, dosage, dose forms, and other characteristics prior to regulatory approval;

•	the maintenance, expansion, and protection our global intellectual property portfolio;
•	the hiring of additional clinical, manufacturing, scientific, sales, or other personnel; and investments in operational, financial, and management information systems.

We currently intend to use our existing cash, cash equivalents and marketable securities for working capital and to fund the research and development of TSC and any business development activities we may undertake. We currently expect that our cash, cash equivalents and marketable securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024, without giving effect to any business development activities we may undertake.

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

Results of Operations for Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
	2022	2021	Change
Operating expenses:
Research and development	$2,108,553	$1,972,673	$135,880
General and administrative	2,137,326	1,836,773	300,553
Depreciation	—	23,755	(23,755)
Loss from operations	4,245,879	3,833,201	412,678
Interest income	(55,378)	(55,228)	(150)
Net loss	$(4,190,501)	$(3,777,973)	$(412,528)

We recognized $2.1 million in R&D expenses during the three months ended June 30, 2022 compared to $2.0 million during the three months ended June 30, 2021. This increase was attributable to the timing of clinical trials and drug manufacturing, offset by an increase in salaries and wages and stock-based compensation related to increased headcount.

G&A expenses were $2.1 million during the three months ended June 30, 2022 compared to $1.8 million during the three months ended June 30, 2021. The increase was mainly due to an increase in professional fees related to the April reverse stock-split as well as increased salary expense related to additional headcount.

The decrease in depreciation for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is related to the disposal of property and equipment during the year-ended December 31, 2021.

Results of Operations for Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth our results of operations for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$4,534,451	$4,889,051	$(354,600)
General and administrative	4,265,878	3,580,283	685,595
Depreciation	—	48,202	(48,202)
Loss from operations	8,800,329	8,517,536	282,793
Interest income	(83,187)	(95,644)	12,457
Net loss	$(8,717,142)	$(8,421,892)	$(295,250)

We recognized $4.5 million in R&D expenses during the six months ended June 30, 2022 compared to $4.9 million during the six months ended June 30, 2021. This decrease was attributable to the timing of clinical trials and drug manufacturing, offset by an increase in salaries and wages and stock-based compensation related to increased headcount.

G&A expenses were $4.3 million during the six months ended June 30, 2022 compared to $3.6 million during the six months ended June 30, 2021. The increase in G&A expense was primarily due to an increase in professional fees related to the April reverse stock-split as well as increased salary expense related to additional headcount.

The decrease in depreciation for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is related to the disposal of property and equipment during the year-ended December 31, 2021.

The decrease in interest income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is primarily attributable to lower interest earned on cash and investments.

Liquidity and Capital Resources

Working Capital

To date, we have funded our operations primarily through the sale and issuance of preferred stock, common stock and convertible promissory notes. As of June 30, 2022, we had $6.0 million in cash and cash equivalents, working capital of $26.7 million and an accumulated deficit of $138.7 million. We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents to fund our working capital and research and development of our product candidates.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
Net cash (used in) provided by:	2022	2021
Operating activities	$(8,737,007)	$(8,503,774)
Investing activities	(22,615,825)	—
Financing activities	5,000	33,295,752
Net (decrease) increase in cash and cash equivalents	$(31,347,832)	$24,791,978

As of December 31, 2021, we did not own any marketable securities. The decrease in cash and cash equivalents during the six months ended June 30, 2022 is primarily attributable to purchases of marketable securities during the period intended to preserve capital, fulfill the Company's liquidity needs, and maximize investment performance in accordance with the Company's investment policies and guidelines.

Operating Activities

Net cash used in operating activities of $8.7 million during the six months ended June 30, 2022 was primarily attributable to our net loss of $8.7 million and our net change in operating assets and liabilities of $0.5 million. This amount was offset by $0.6 million in stock-based compensation expense. The net change in our operating assets and liabilities is primarily attributable to a decrease in our accrued expenses and other current liabilities due to the timing of our payments to our vendors and employees as well as an increase in our prepaid expenses, deposits and other current assets.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was attributable to the purchase of $31.6 million of marketable securities and maturities of $9.0 million of marketable securities.

Financing Activities

Net cash provided by financing activities was $5,000 during the six months ended June 30, 2022, which was attributable to net proceeds received from the sale of our Series C Preferred Stock.

Net cash provided by financing activities was $33.3 million during the six months ended June 30, 2021, which was attributable to net proceeds of $31.1 million received from the sale of our common stock and $2.2 million in proceeds received from the exercise of common stock warrants.

Capital Requirements

We currently expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing TSC. Our operations have consumed substantial amounts of cash since inception and we currently expect to continue to spend substantial amounts of cash to advance the clinical development of TSC and any other product candidates we may in-license or acquire in the future. As of the date of this Quarterly Report, most of our cash resources for clinical development are dedicated to our ongoing and planned clinical trials. While we currently believe we have adequate cash resources to continue operations into the first quarter of 2024 (without giving effect to any business development activities we may undertake), we anticipate that we will need additional funding in order to complete development of TSC and any other assets we may in-license or acquire which, if available, could be obtained through additional capital raising transactions, entry into strategic partnerships or collaborations, or alternative financing arrangements.

As of June 30, 2022, we did not have any credit facilities in place under which we could borrow funds or any other sources of committed capital. In July 2022, we entered into an at-the-market sales agreement, or the 2022 Sales Agreement with BTIG, as agent, pursuant to which the Company may sell up to an aggregate of $20.0 million in shares of the Company’s common stock, from time to time through BTIG, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. As of the date of this filing, we have not sold any shares under the 2022 Sales Agreement.

In the future, we may seek to raise additional funds through various sources. However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of TSC or our product candidates, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 9, Commitments and Contingencies in the notes accompanying the unaudited interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to our risk factors previously disclosed in our Annual Report and our subsequent quarterly report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See attached Exhibit Index.

DIFFUSION PHARMACEUTICALS INC.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Employment Agreement, effective May 18, 2022, by and between the Company and Raven Jaeger, M.S.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 28, 2022
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Diffusion’s quarterly report on Form 10-Q for the quarter ended June 30, 2022 formatted in inline XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements

Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2022

DIFFUSION PHARMACEUTICALS INC.

By:	/s/ Robert J. Cobuzzi, Jr.
Robert J. Cobuzzi, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Hornung
William Hornung
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)