Form 10-Q
period 2022-09-30
Diffusion Pharmaceuticals Inc.
filed 2022-11-14
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding at November 14, 2022 was 2,039,442 shares.

DIFFUSION PHARMACEUTICALS INC.

FORM 10-Q

SEPTEMBER 30, 2022

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

1 Defined terms table to be updated after MD&A is revised.

i

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

IND	investigational new drug application
IPR&D	in-process research and development
Nasdaq	Nasdaq Stock Market, LLC
Nasdaq Staff	the staff of the listing qualifications department of Nasdaq
NOL	net operating loss
Oxygenation Trials	collectively, the TCOM Trial, the Altitude Trial, and the ILD-DLCO Trial
PET	positron emission topography
Quarterly Report	this Quarterly Report on Form 10-Q
R&D	research and development
Regulation S-K	Regulation S-K promulgated under the Securities Act of 1933, as amended
Reverse Stock Split	the reclassification and combination of all shares of our common stock outstanding at a ratio of one-for-50 approved by our stockholders at the Special Meeting and effective April 18, 2022
RT	radiotherapy
SEC	U.S. Securities and Exchange Commission
Series C Certificate	the Certificate of Designation of Preferences, Rights, and Limitations of the Series C Preferred Stock, filed with the Secretary of State of the State of Delaware on March 18, 2022
Series C Preferred Stock	the Company's previously outstanding Series C Convertible Preferred Stock, par value $0.001 per share
SOC	standard of care
Special Meeting	the special meeting of our stockholders held on April 18, 2022
TCOM	transcutaneous oxygen measurement

TCOM Trial	our Phase 1b clinical trial evaluating the effects of TSC on peripheral tissue oxygenation in healthy normal volunteers using a TCOM device, completed in March 2021
TSC	trans sodium crocetinate
U.S.	United States

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

Forward-looking statements appear in a number of places throughout this Quarterly Report . We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements also include statements regarding our intentions, beliefs, projections, outlook, analyses or expectations concerning, among other things:

•	the outcome and timing of our ongoing strategic review process, including any transaction we may undertake in connection therewith;
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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diffusion Pharmaceuticals Inc.

Consolidated Balance Sheets

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,587,018	$37,313,558
Marketable securities	19,270,940	—
Prepaid expenses, deposits and other current assets	464,884	510,015
Total current assets	26,322,842	37,823,573
Other assets	—	15,578
Total assets	$26,322,842	$37,839,151
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	807,372	947,495
Accrued expenses and other current liabilities	1,463,280	1,980,189
Total current liabilities	2,270,652	2,927,684
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized: 2,039,236 and 2,038,185 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,039	2,038
Additional paid-in capital	165,657,681	164,914,540
Accumulated other comprehensive loss	(86,955)	—
Accumulated deficit	(141,520,575)	(130,005,111)
Total stockholders' equity	24,052,190	34,911,467
Total liabilities and stockholders' equity	$26,322,842	$37,839,151

See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$798,247	$2,105,815	$5,332,698	$6,994,866
Intangible asset impairment charge	—	8,639,000	—	8,639,000
General and administrative	2,124,785	1,930,082	6,390,663	5,510,365
Depreciation	—	19,100	—	67,302
Loss from operations	2,923,032	12,693,997	11,723,361	21,211,533
Interest income	(124,710)	(50,710)	(207,897)	(146,354)
Loss from operations before income tax benefit	(2,798,322)	(12,643,287)	(11,515,464)	(21,065,179)
Income tax benefit	—	(443,893)	—	(443,893)
Net loss	$(2,798,322)	$(12,199,394)	$(11,515,464)	$(20,621,286)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.37)	$(5.99)	$(5.65)	$(10.76)
Weighted average shares outstanding, basic and diluted	2,039,089	2,037,978	2,038,716	1,916,107
Comprehensive loss:
Net loss	$(2,798,322)	$(12,199,394)	$(11,515,464)	$(20,621,286)
Unrealized loss on marketable securities	(372)	—	(86,955)	—
Comprehensive loss:	$(2,798,694)	$(12,199,394)	$(11,602,419)	$(20,621,286)

See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statement of Changes in Stockholders' Equity

Three and Nine Months Ended September 30, 2021 and 2022

(unaudited)

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at July 1, 2022	—	$—	2,038,914	$2,038	$165,475,801	$(86,583)	$(138,722,253)	$26,669,003
Stock-based compensation expense and vesting of restricted stock units	—	—	322	1	181,880	—	—	181,881
Unrealized loss on marketable securities	—	—	—	—	—	(372)	—	(372)
Net loss	—	—	—	—	—	—	(2,798,322)	(2,798,322)
Balance at September 30, 2022	—	$—	2,039,236	$2,039	$165,657,681	$(86,955)	$(141,520,575)	$24,052,190

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2022	—	$—	2,038,185	$2,038	$164,914,540	$—	$(130,005,111)	$34,911,467
Sale of Series C preferred stock to related parties	10,000	5,000	—	—	—	—	—	5,000
Conversion of Series C preferred stock to common stock	(10,000)	(5,000)	200		5,000	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	851	1	738,141	—	—	738,142
Unrealized loss on marketable securities	—	—	—	—	—	(86,955)	—	(86,955)
Net loss	—	—	—	—	—	—	(11,515,464)	(11,515,464)
Balance at September 30, 2022	—	$—	2,039,236	$2,039	$165,657,681	$(86,955)	$(141,520,575)	$24,052,190

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2021	2,037,978	$2,038	$164,495,840	$(114,331,276)	$50,166,602
Stock-based compensation expense	—	—	164,392	—	164,392
Net loss	—	—	—	(12,199,394)	(12,199,394)
Balance at September 30, 2021	2,037,978	$2,038	$164,660,232	$(126,530,670)	$38,131,600

	Stockholders' Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	1,280,207	$1,280	$130,722,286	$(105,909,384)	$24,814,182
Sale of common stock and warrants, net of issuance costs	673,171	673	31,093,629	—	31,094,302
Issuance of common stock upon exercise of warrants	84,600	85	2,201,365	—	2,201,450
Stock-based compensation expense	—	—	642,952	—	642,952
Net loss	—	—	—	(20,621,286)	(20,621,286)
Balance at September 30, 2021	$2,037,978	$2,038	$164,660,232	$(126,530,670)	$38,131,600

See accompanying notes to unaudited interim consolidated financial statements.

Diffusion Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(11,515,464)	$(20,621,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	67,302
Stock-based compensation expense	738,142	642,952
Amortization of premium and discount on marketable securities	(122,157)	—
Intangible asset impairment charge	—	8,639,000
Deferred income taxes	—	(443,893)
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	60,709	(119,080)
Accounts payable, accrued expenses and other liabilities	(657,032)	358,703
Net cash used in operating activities	(11,495,802)	(11,476,302)

Cash flows provided by investing activities:
Purchase of marketable securities	(37,985,738)	—
Maturities of marketable securities	18,750,000	—
Net cash used in investing activities	(19,235,738)	—

Cash flows provided by financing activities:
Proceeds from the sale of preferred stock	5,000	—
Proceeds from the exercise of common stock warrants	—	2,201,450
Proceeds from the sale of common stock	—	31,094,302
Net cash provided by financing activities	5,000	33,295,752

Net (decrease) increase in cash and cash equivalents	(30,726,540)	21,819,450
Cash and cash equivalents at beginning of period	37,313,558	18,515,595
Cash and cash equivalents at end of period	$6,587,018	$40,335,045

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$86,955	$—

See accompanying notes to unaudited interim consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

Diffusion Pharmaceuticals Inc., a Delaware corporation, is a biopharmaceutical company developing novel therapies that may enhance the body’s ability to deliver oxygen to areas where it is needed most. The Company’s lead product candidate, TSC, is being investigated to enhance the diffusion of oxygen to tissues with low oxygen levels, also known as hypoxia, a serious complication of many of medicine’s most intractable and difficult-to-treat conditions, including hypoxic solid tumors like GBM. In October 2022, the Company announced that its Board has authorized a thorough review and evaluation of a range of potential strategic opportunities in the interest of enhancing stockholder value including transactional opportunities to better leverage the potential of TSC and the Company’s other assets.

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

In July 2022, the Company entered into an at-the-market sales agreement (the "2022 Sales Agreement") with BTIG, LLC, ("BTIG") as agent, pursuant to which the Company may sell up to an aggregate of $20.0 million in shares of the Company’s common stock, from time to time through BTIG, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. To date, the Company has not sold any shares pursuant to the 2022 Sales Agreement.

Operations of the Company are subject to certain risks and uncertainties including various internal and external factors that will affect whether and when the Company’s product candidates become approved drugs and how significant their market share will be, some of which are outside of the Company’s control. The length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company currently expects that its existing cash, cash equivalents and marketable securities as of September 30, 2022 will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2024, subject to the outcome and timing of the Company's ongoing strategic review process.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Basis of Presentation and Summary of Significant Accounting Policies

The Summary of Significant Accounting Policies included in the Company's Annual Report for the year ended December 31, 2021 have not materially changed.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information as found in the ASC and ASUs of the FASB, and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the SEC. In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of  September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Operating results for the nine months ended  September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2021 filed with the SEC as part of the Company's Annual Report.

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

The following potentially dilutive securities outstanding as of September 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	As of September 30,
	2022	2021
Common stock warrants	111,891	129,989
Stock options	141,500	75,990
Unvested restricted stock awards	4,162	5,836
	257,553	211,815

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Cash, cash equivalents and marketable securities

The following is a summary of the Company's cash and cash equivalents as of the dates indicated:

	September 30, 2022	December 31, 2021
Cash in banking institutions	$1,276,935	$30,308,075
Money market funds	4,317,557	7,005,483
Commercial paper	992,526	—
Total	$6,587,018	37,313,558

The following is a summary of the Company's marketable securities as of September 30, 2022:

	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$15,357,565	$—	$(56,985)	$15,300,580
U.S. treasury bonds	4,000,330	—	(29,970)	3,970,360
Total	$19,357,895	$—	$(86,955)	$19,270,940

The Company did not have any marketable securities as of December 31, 2021. The Company's marketable securities generally have contractual maturity dates between 3 and 12 months. All of the Company’s marketable securities are in an unrealized loss position at September 30, 2022. Unrealized losses on marketable securities as of September 30, 2022 were not significant and were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Accordingly, no other-than-temporary impairment was recorded for the nine months ended September 30, 2022 and there were no realized gains or losses recorded during the nine months ended September 30, 2021.

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets that are measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2022:
Cash equivalents:
Money market funds	$4,317,557	$—	$—
Commercial paper	—	992,526	—
Total cash equivalents	$4,317,557	$992,526	$—

Marketable securities
Commercial paper	—	15,300,580	—
US treasury	—	3,970,360	—
Total marketable securities	$—	$19,270,940	$—

Total financial assets	$4,317,557	$20,263,466	$—

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

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated below:

	September 30, 2022	December 31, 2021
Accrued payroll and payroll related expenses	$944,684	$879,971
Accrued professional fees	58,789	247,704
Accrued clinical studies expenses	357,851	786,579
Other accrued expenses	101,956	65,935
Total	$1,463,280	$1,980,189

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

As of September 30, 2022, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Common stock warrants issued in 2018 related to the January 2018 Offering	23,639	$599.71	-	$749.76	January 2023
Common stock warrants issued related to the May 2019 Offering	27,648	$250.09	-	$306.04	May and December 2024
Common stock warrants issued related to the November 2019 Offering	4,269		$17.51		November 2024
Common stock warrants issued related to the December 2019 Offering	6,264	$21.68	-	$34.92	December 2024 and June 2025
Common stock warrants issued related to the May 2020 Offering	11,424		$65.65		March 2025
Common stock warrants issued related to May 2020 Investor Warrant Exercise	4,998		$29.70		November 2025
Common stock warrants issued related to the February 2021 Offering	33,649		$64.08		February 2026
	111,891

During the nine months ended September 30, 2022, 18,077 warrants expired.

8.	Stock-Based Compensation

2015 Equity Plan

The 2015 Equity Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's board of directors. Accordingly, 81,531 shares were added to the reserve as of January 1, 2022, which shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of September 30, 2022, there were 23,664 shares available for future issuance under the 2015 Equity Plan.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock-based compensation expense in the following expense categories of its unaudited interim consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$46,704	$18,811	$164,489	$111,378
General and administrative	135,177	145,581	573,653	531,574
Total stock-based compensation expense	$181,881	$164,392	$738,142	$642,952

The following table summarizes the activity related to all stock option grants for the nine months ended September 30, 2022:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at January 1, 2022	72,454	$265.91
Granted	77,088	9.87		$6,279
Forfeited	(7,603)	144.62
Expired	(439)	1,575.00
Outstanding at September 30, 2022	141,500	$128.77	8.7	—
Exercisable at September 30, 2022	68,062	$251.37	8.0	—
Vested and expected to vest at September 30, 2022	141,500	$128.77	8.7	—

The weighted average grant date fair value of stock option awards granted during the nine months ended September 30, 2022 was $9.87. The total fair value of options vested during the three months ended September 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively. The total fair value of options vested during the nine months September 30, 2022 and 2021 was $0.7 million and $0.6 million, respectively. No options were exercised during any of the periods presented. At September 30, 2022, there was $1.0 million of unrecognized compensation expense that will be recognized over a weighted-average period of 1.67 years.

Options granted were valued using the Black-Scholes option-pricing model and the weighted average assumptions used to value the options granted during the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
Expected term (in years)	5.7	10
Risk-free interest rate	1.7%	1.5%
Expected volatility	121.4%	123.8%
Dividend yield	—%	—%

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

	Number of Units	Weighted average grant date fair value
Balance at January 1, 2022	5,509	$34.78
Vested (1)	(1,347)	30.93
Outstanding at September 30, 2022	4,162	$36.02

(1) The RSUs vested during the nine months ended September 30, 2022 were settled on a hybrid basis. The Company withheld 496 shares of common stock and, in lieu of delivering such shares, paid the RSU holder an amount in cash equal to the fair market value of such shares on the vesting date, representing the holder's approximate tax liability associated with the vesting.

The Company recognized approximately $17,000 and $16,000 in expense related to these awards during the three months ended September 30, 2022 and 2021, respectively. The Company recognized approximately $49,000 and $27,000 in expense related to these awards during the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was approximately $79,000 of unrecognized compensation cost that will be recognized over a weighted average period of 1.49 years.

9.	Commitments and Contingencies

Office Space Lease Commitment

As of September 30, 2022, the Company had short term agreements to utilize membership-based co-working space in both Charlottesville, Virginia and Philadelphia, Pennsylvania. Rent expense related to the Company's short-term agreements for the three months ended September 30, 2022 and 2021 was approximately $5,000 and $48,000, respectively. Rent expense related to the Company's short-term agreements was approximately $16,000 and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Defined Contribution Retirement Plan

The Company has established its 401(k) Plan, which covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. The Company made matching contributions under the 401(k) Plan of approximately $26,000 and $11,000 for the three months ended and matched contributions under the 401(k) Plan of approximately $79,000 and $60,000 for the nine months ended September 30, 2022 and 2021, respectively.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the former Chief Executive Officer of the Company’s legal predecessor under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action. After a related hearing on April 14, 2015, the court granted the Company’s petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. On November 19, 2018 at an Order to Show Cause Re Dismissal Hearing, the court found sufficient grounds not to dismiss the case and an arbitration hearing was scheduled, originally for November 2020 but later postponed due to the COVID-19 pandemic and related restrictions on gatherings in the State of California. In addition, following the November 2018 hearing, an automatic stay was placed on the arbitration in connection with the plaintiff filing for personal bankruptcy protection. On October 22, 2021, following a determination by the bankruptcy trustee not to pursue the claims and release them back to the plaintiff, the parties entered into a stipulation to abandon arbitration and return the matter to state court. A case management conference was held on February 23, 2022 at which an initial trial date of May 24, 2023 was set, and the parties have agreed to stipulate to mediation in advance of the trial. On October 20, 2022, the parties filed a joint stipulation to continue the trial and certain deadlines related to the mediation in order to allow plaintiff's counsel to continue to seek treatment for an ongoing medical issue. On November 1, 2022, based on the parties joint stipulation, the court entered an order continuing the trial date to October 25, 2023.

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

Diffusion Pharmaceuticals: Enhancing Oxygen, Fueling Life

We are a biopharmaceutical company developing novel therapies that may enhance the body’s ability to deliver oxygen to the areas where it is needed most. Our lead product candidate, TSC, is being investigated to enhance the diffusion of oxygen to tissues with low oxygen levels, also known as hypoxia, a serious complication of many of medicine’s most intractable and difficult-to-treat conditions, including hypoxic solid tumors like GBM.

Business Update

Ongoing Evaluation of Strategic Opportunities

On October 25, 2022, we announced that our Board authorized a thorough review and evaluation of a range of potential strategic opportunities in the interest of enhancing stockholder value including transactional opportunities to better leverage the potential TSC and the Company’s other assets.

We are undertaking this expanded review as part of our previously disclosed, ongoing efforts to identify acquisition and partnership transactions that complement, supplement, or de-risk our current development programs and support the Board’s commitment to enhancing stockholder value. Our Board has determined to expand its evaluation to a broader range of options which could include a joint venture, licensing, sale or divestiture of some of the Company’s proprietary technologies or a sale of the Company, in addition to the previously announced opportunities under consideration.

Over the past two years, we have obtained encouraging data on the potential effects of TSC on oxygenation, including the results of our Altitude, TCOM, and COVID-19 Trials. We believe these data further support TSC's potential benefits for patients, particularly as an adjuvant treatment to standard of care therapy for hypoxic solid tumors, like glioblastoma multiforme. However, despite the accelerated, tumor oxygenation data readouts expected from our Study 200-208 trial design described below, we increasingly believe the likelihood of realizing TSC's value and benefits may be more likely achieved in an organization with larger infrastructure and greater resources given the recent downturn in the public financing environment and associated increase in our expected cost of capital as a standalone, single asset company which is one of the rationales underlying the strategic review authorized by our Board.

As of September 30, 2022 we had cash, cash equivalents and marketable securities of $12.68 per share of common stock outstanding. We believe our strong balance sheet and talented team of employees provide us the opportunity to leverage what we have learned from the development of TSC to evaluate a range of potential strategic opportunities to further enhance stockholder value. We believe supplementing, diversifying and expanding our asset portfolio through an acquisition, in-license, merger or other opportunistic transaction has the potential to increase our Company's attractiveness as an investment opportunity and reduce its overall risk profile.

There is no timeline for this review and there is no assurance the Board’s review will result in any transaction being consummated. Diffusion does not intend to comment on this process or make further disclosures until it determines an update is appropriate.

Phase 2 Trial in Patients with GBM Incorporating Innovative Imaging Methodology (Study 200-208)

While our process to evaluate strategic opportunities is ongoing, the entire Diffusion organization remains focused on executing our strategy to enhance value for our stockholders. We continue to prioritize and advance what we continue to believe to be value-creating initiatives within our standalone business, including continued progress towards the initiation of Study 200-208, further exploration of potential accelerated pathways for regulatory approval of TSC, and taking steps to preserve capital without sacrificing meaningful growth opportunities.

On July 26, 2022, we announced we had aligned with the FDA on the design of an open-label, dose-escalation, Phase 2 safety and efficacy study of TSC administered with standard of care to newly diagnosed GBM patients, which has been designated Study "200-208."GBM is an aggressive, deadly, and treatment-resistant type of malignant brain tumor, affecting approximately 13,000 newly diagnosed patients each year in the United States. Few treatment options are available for patients with GBM, and none have extended life expectancy beyond a few months. In fact, according to the National Brain Tumor Society, the five-year survival rate for GBM is only 6.8 percent with an average survival time of eight months.

The tissue microenvironment of tumors such as GBM is well known to be hypoxic, and therefore less sensitive to radiation therapy, an important part of standard of care therapy. As such, Study 200-208 has been designed to evaluate TSC as an adjuvant treatment to standard of care therapy for hypoxic solid tumors. The study will include a dose-escalation phase, enrolling patients in a 3+3+3 design, to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of TSC at doses of 1.5 mg/kg, 2.0 mg/kg and 2.5 mg/kg administered in combination with concomitant standard of care radiotherapy plus temozolomide. An additional 17 subjects will be treated at the highest tolerable dose identified in the dose escalation phase. The primary objective of the study is to evaluate the overall survival of patients with newly diagnosed GBM when treated with TSC administered with standard of care. Secondary objectives of the study are to evaluate progression-free survival at six months and seven months by magnetic resonance imaging, assessment using Response Assessment in Neuro-Oncology criteria.

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

•

The trial will incorporate an innovative use of PET scans to directly evaluate the oxygen enhancing effects of TSC on tumor hypoxia using radiotracers, with initial data readouts from the dose-escalation phase expected to be available within one year of the first patient being dosed.

We currently intend to use the PET scan data from the dose escalation phase of Study 200-208 to support a discussion with the FDA on a planned pathway to approval of TSC as a treatment for newly diagnosed patients with GBM when administered as an adjunct to radiotherapy as part of standard of care therapy. We intend to initiate these discussions with the FDA concurrently with our planned enrollment of an additional 17 subjects to be treated at the highest tolerable dose identified in the dose escalation phase.

Our internal clinical development efforts continue to be focused on engaging study sites and related activities that will enable us to dose the first patient in Study 200-208 in the first quarter of 2023. However, the actual timing of the study's initiation, the dosing of the first patient and subsequent downstream milestones are subject to the outcome and timing of our ongoing strategic review process described above and the pace of enrollment in the study.

ILD-DLCO Trial

In August 2022, satisfied that the positive results observed in our TCOM and Altitude Trials had accomplished our original goals for the Oxygenation Trials, we announced our decision to terminate recruitment and enrollment in our ILD-DLCO Trial and dedicate additional time and resources to standing up our Hypoxic Solid Tumor Program and the 200-208 Study, as well as our business development activities.

At the time the ILD-DLCO study was terminated, 18 of the planned 27 patients had been enrolled and treated in accordance with the planned 2:1 randomization with the 12 patients in the TSC cohort receiving a single, intravenous dose of 2.5mg/kg. Analyses of this partial dataset indicate TSC was safe and well tolerated among all 12 TSC-treated patients at the 2.5 mg/kg dose, which as noted above is the highest dose currently planned to be administered in the 200-208 Study. Although there was no significant change observed in the study’s primary endpoint, diffusion of carbon monoxide into the lungs measured at 30 min post-TSC vs baseline DLCO, the TSC-treated patient cohort did statistically separate from placebo at 60 min post-dose in the 6-minute walk test when compared to the pre-dose baseline, though the change was less than the clinically meaningful change typically found in the scientific literature (30m distance gained or 20% improvement vs baseline (pre-TSC) 6-minute walk test). Further, there was no significant change in the pre-TSC vs. post-TSC Borg Dyspnea Scale measurement or heart rate recovery at completion of the 6-minute walk test.

We believe the data from the ILD-DLCO trial supporting the safety and tolerability of TSC administered at 2.5 mg/kg iv in patients with ILD-DLCO reinforce our plans to target this dose in the 200-208 Study as a treatment for newly diagnosed patients with GBM when administered as an adjunct to radiotherapy as part of standard of care therapy.

Financial Summary

As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $25.9 million, in the aggregate. We have incurred operating losses since inception, have not generated any product revenue and have not achieved profitable operations. We incurred net losses of $2.8 million and $11.5 million for the three and nine months ended September 30, 2022, respectively. Our accumulated deficit as of September 30, 2022 was $141.5 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance the development of TSC and any other assets we may in-license or acquire, including any costs related to:

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

Subject to the outcome of our ongoing strategic review process, we currently intend to use our existing cash, cash equivalents and marketable securities for working capital and to fund the research and development of TSC and any future business development activities we may undertake. We currently expect that our cash, cash equivalents and marketable securities as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024, subject to the outcome and timing of the aforementioned strategic review process.

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

Results of Operations for Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	2022	2021	Change
Operating expenses:
Research and development	$798,247	$2,105,815	$(1,307,568)
Intangible asset impairment charge	—	8,639,000	$(8,639,000)
General and administrative	2,124,785	1,930,082	194,703
Depreciation	—	19,100	(19,100)
Loss from operations	2,923,032	12,693,997	(9,770,965)
Interest income	(124,710)	(50,710)	(74,000)
Loss from operations before income tax benefit	2,798,322	12,643,287	(9,844,965)
Income tax benefit	—	(443,893)	443,893
Net loss	$(2,798,322)	$(12,199,394)	$9,401,072

We recognized $0.8 million in R&D expenses during the three months ended September 30, 2022 compared to $2.1 million during the three months ended September 30, 2021. This decrease was attributable to the timing of clinical trials and drug manufacturing, as well as a vendor-related refund.

The decrease in intangible asset impairment charge is related to the nonrecurring $8.6 million non-cash impairment charge related to the write down of our DFN-529 IPR&D asset during the three months ended September 30, 2021.

G&A expenses were $2.1 million during the three months ended September 30, 2022 compared to $1.9 million during the three months ended September 30, 2021. The increase was mainly due to increased professional fees related to ongoing business development activity.

The decrease in depreciation for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is related to the disposal of property and equipment during the year-ended December 31, 2021.

The decrease in income tax benefit of $0.4 million during the three months ended September 31, 2022 compared to the three months ended September 31, 2021 is due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from the DFN-529 IPR&D intangible asset that was written down in the third quarter of 2021.

Results of Operations for Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth our results of operations for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$5,332,698	$6,994,866	$(1,662,168)
Intangible asset impairment charge	—	8,639,000	(8,639,000)
General and administrative	6,390,663	5,510,365	880,298
Depreciation	—	67,302	(9,420,870)
Loss from operations	11,723,361	21,211,533	(9,488,172)
Other income:
Interest income	(207,897)	(146,354)	(61,543)
Loss from operations before income tax benefit	(11,515,464)	(21,065,179)	9,549,715
Income tax benefit	—	(443,893)	443,893
Net loss	$(11,515,464)	$(20,621,286)	$9,105,822

We recognized $5.3 million in R&D expenses during the nine months ended September 30, 2022 compared to $7.0 million during the nine months ended September 30, 2021. This decrease was attributable to the timing of clinical trials and drug manufacturing as well as a vendor-related refund, offset by an increase in salaries and wages and stock-based compensation related to increased headcount.

The decrease in intangible asset impairment charge is related to the nonrecurring $8.6 million non-cash impairment charge related to the write down of our DFN-529 IPR&D asset during the nine months ended September 30, 2021.

G&A expenses were $6.4 million during the nine months ended September 30, 2022 compared to $5.5 million during the nine months ended September 30, 2021. The increase in G&A expense was primarily due to an increase in professional fees related to the April reverse stock-split as well as increased salary expense related to additional headcount.

The decrease in depreciation for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is related to the disposal of property and equipment during the year-ended December 31, 2021.

The increase in interest income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily attributable to higher interest earned on cash and investments.

The decrease in income tax benefit of $0.4 million during the nine months ended September 30, 2022 compared to the nine months ended September 31, 2021 is due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from the DFN-529 IPR&D intangible asset that was written down in the third quarter of 2021.

Liquidity and Capital Resources

Working Capital

To date, we have funded our operations primarily through the sale and issuance of preferred stock, common stock and convertible promissory notes. As of September 30, 2022, we had $6.6 million in cash and cash equivalents, working capital of $24.1 million and an accumulated deficit of $141.5 million. We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents to fund our working capital and research and development of our product candidates, subject to the outcome and timing of our ongoing strategic review process.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
Net cash (used in) provided by:	2022	2021
Operating activities	$(11,495,802)	$(11,476,302)
Investing activities	(19,235,738)	—
Financing activities	5,000	33,295,752
Net (decrease) increase in cash and cash equivalents	$(30,726,540)	$21,819,450

As of December 31, 2021, we did not own any marketable securities. The decrease in cash and cash equivalents during the nine months ended September 30, 2022 is primarily attributable to purchases of marketable securities during the period intended to preserve capital, fulfill the Company's liquidity needs, and maximize investment performance in accordance with the Company's investment policies and guidelines.

Operating Activities

Net cash used in operating activities of $11.5 million during the nine months ended September 30, 2022 was primarily attributable to our net loss of $11.5 million and our net change in operating assets and liabilities of $0.6 million. This amount was offset by $0.7 million in stock-based compensation expense as well as $0.1 million of amortization of premium and discount on marketable securities. The net change in our operating assets and liabilities is primarily attributable to a decrease in our accrued expenses and other current liabilities due to the timing of our payments to our vendors and employees as well as a decrease in our prepaid expenses, deposits and other current assets.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was attributable to the purchase of $38.0 million of marketable securities and maturities of $18.8 million of marketable securities.

Financing Activities

Net cash provided by financing activities was $5,000 during the nine months ended September 30, 2022, which was attributable to net proceeds received from the sale of our Series C Preferred Stock.

Net cash provided by financing activities was $33.3 million during the nine months ended September 30, 2021, which was attributable to net proceeds of $31.1 million received from the sale of our common stock in connection with the February 2021 Offering and $2.2 million in proceeds received from the exercise of previously issued common stock warrants.

Capital Requirements

We currently expect to continue to incur substantial expenses and generate significant operating losses as we continue to pursue our business strategy of developing TSC. Our operations have consumed substantial amounts of cash since inception and we currently expect to continue to spend substantial amounts of cash to advance the clinical development of TSC and any other product candidates we may in-license or acquire in the future. As of the date of this Quarterly Report, most of our cash resources for clinical development are dedicated to our ongoing and planned clinical trials. While we currently believe we have adequate cash resources to continue operations into the first quarter of 2024 (subject to the outcome and timing of our ongoing strategic review process), we anticipate that we will need additional funding in order to complete development of TSC and any other assets we may in-license or acquire which, if available, could be obtained through additional capital raising transactions, entry into strategic partnerships or collaborations, or alternative financing arrangements.

In July 2022, into an at-the-market sales agreement, or the 2022 Sales Agreement with BTIG, as agent, pursuant to which the Company may sell up to an aggregate of $20.0 million in shares of the Company’s common stock, from time to time through BTIG, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. As of the date of this filing, we have not sold any shares under the 2022 Sales Agreement.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 7, Commitments and Contingencies in the notes accompanying the unaudited interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to our risk factors previously disclosed in our Annual Report and our subsequent quarterly reports on Form 10-Q, except as set forth below:

Our strategic review process may not result in entering into or completing a transaction, and the process of reviewing strategic alternatives or its conclusion could adversely affect our stock price.

We have initiated a process to review strategic alternatives with the goal of enhancing shareholder value. Potential strategic alternatives to be explored and evaluated during the review process may include the sale of our company, a merger, acquisition or other business combination, a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our proprietary technologies, or a variety of other potential opportunities. We are actively working with an investment bank in this assessment process, Additionally, as part of this process, we are actively seeking a partner for the further development of TSC.

There can be no assurance any transaction will result from the Company’s evaluation. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to us or third parties in a potential transaction with us on reasonable terms. The process of reviewing strategic alternatives may be time consuming and may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could negatively impact our ability to attract, retain and motivate key employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are unable to effectively manage the process, our financial condition and results of operations could be adversely affected. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our company could cause our stock price to fluctuate significantly. Further, any strategic alternative that may be pursued and completed ultimately may not deliver the anticipated benefits or enhance shareholder value. There can be no guarantee that the process of evaluating strategic alternatives will result in our company entering into or completing a potential transaction within the anticipated timing or at all.

Our Business could be negatively affected as a result of a proxy contest.

As announced on November 14, 2022, certain entities affiliated with LifeSci Capital ("LifeSci”) have nominated seven individuals for election to our Board at our upcoming 2022 annual meeting of stockholders. If LifeSci does not withdraw its nominations and the proxy contest continues, our business could be adversely affected because, among other things:

•	responding to a proxy contest can be disruptive, costly and time-consuming, and divert the attention of our management, Board and employees;
•	perceived uncertainties as to future direction, including, but not limited to, uncertainties related to our the composition of our Board and management team may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel or other business partners; and
•	if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to continue to effectively implement our business strategy and create additional value for our stockholders.

Additional actions taken by activist stockholders could be disruptive and costly and may conflict with or disrupt the strategic direction of our business.

Particularly following our recent announcement of our ongoing strategic review process, activist stockholders may from time to time attempt to effect changes in our strategic direction and seek changes regarding the Company’s corporate governance or structure. Our Board and management team strive to maintain constructive, ongoing communications with all stockholders who wish to speak with us, including activist stockholders, and welcome their views and opinions with the goal of working together constructively to enhance value for all stockholders. However, activist campaigns that contest, or conflict with, our strategic direction could have an adverse effect on the Company or our business. For example, responding to actions by activist stockholders can disrupt our operations, be costly and time consuming, and divert the attention of our Board and senior management from the pursuit of our business strategies. Furthermore, perceived uncertainties as to our future direction may cause (i) instability or lack of continuity, which may be exploited by our competitors, (ii) concern on the part of current or potential collaborators, (iii) loss of business opportunities, and (iv) difficulties in attracting and retaining qualified personnel and business partners. Activist campaigns may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions, or other factors that do not necessarily reflect the fundamental underlying value of our businesses.

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
101

The following materials from Diffusion’s quarterly report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements

Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022

DIFFUSION PHARMACEUTICALS INC.

By:	/s/ Robert J. Cobuzzi, Jr.
Robert J. Cobuzzi, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Hornung
William Hornung
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)