Form 10-K
period 2022-12-31
Diffusion Pharmaceuticals Inc.
filed 2023-03-24
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock beneficially owned by non-affiliates of the registrant, calculated based upon the closing sale price of the common stock as quoted by the Nasdaq Capital Market on June 30, 2022 (the last business day of the registrant’s second fiscal quarter), was approximately $13.6 million.

As of March 15, 2023, 2,039,878 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTRODUCTORY NOTE

Note Regarding Company References and Other Defined Terms

Unless the context otherwise requires, in this Annual Report, (i) references to "Diffusion," "the Company,” “we,” “our” or “us” refer to Diffusion Pharmaceuticals Inc. and its subsidiaries and (ii) references to “common stock” refer to the common stock, par value $0.001 per share, of the Company and all share and per share amounts related to our common stock give effect to our 1-for-50 reverse stock split effected April 18, 2022. We have also used several other defined terms in this Annual Report, many of which are explained or defined below:

Term	Definition

2015 Equity Plan	Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan, as amended
2021 Annual Report	our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022
2022 Sales Agreement	our At-The-Market Sales Agreement, dated July 22, 2022, with BTIG, as agent
401(k) Plan	Diffusion Pharmaceuticals Inc. 401(k) Defined Contribution Plan
ACA	collectively, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended
Altitude Trial

our Phase 1b clinical trial evaluating TSC in normal healthy volunteers subjected to incremental levels of physical exertion while exposed to hypoxic and hypobaric conditions, or “simulated altitude,” completed in April 2022

Annual Report	this Annual Report on Form 10-K
ASC	Accounting Standard Codification of the FASB
ASUs	Accounting Standards Updates of the FASB
Black-Scholes Model	Black-Scholes-Merton derivative investment instrument pricing model
Board	our board of directors
BTIG	BTIG LLC
Bylaws	the Company's bylaws, as amended
Canaccord	Canaccord Genuity, our financial advisor
COVID-19	Corona Virus Disease 2019, the novel coronavirus disease known as COVID-19, caused by severe acute respiratory syndrome coronavirus 2 viral infection
COVID Trial	our Phase 1b clinical trial evaluating TSC in hospitalized COVID-19 patients, completed in February 2021
cGMP	current good manufacturing practices
CMO	contract manufacturing organization
CRO	contract research organization
CTA	clinical trial application
December 2019 Offering	our registered direct public offering and sale of common stock and concurrent private placement of warrants to purchase shares of common stock completed in December 2019
Diffusion LLC	Diffusion Pharmaceuticals LLC, a Virginia limited liability company and our wholly owned subsidiary
DLCO	diffusion capacity of lung for carbon monoxide
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

E.U.	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDC Act	Federal Food, Drug, and Cosmetic Act
February 2021 Offering	our public offering and sale of shares of common stock completed in February 2021
G&A	general and administrative
GAAP	U.S. generally accepted accounting principles
GBM	glioblastoma multiforme brain cancer
GBM Trial	our Phase 3 clinical trial evaluating TSC in a newly diagnosed inoperable GBM patient population, initiated in December 2017
GCP	good clinical practice
GLP	good laboratory practice
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
ILD	interstitial lung disease
ILD-DLCO Trial

our Phase 2a clinical trial evaluating TSC in patients with previously diagnosed ILD who have a baseline DLCO test result that is abnormal using DLCO as a surrogate measure of oxygen transfer efficiency, initiated in December 2021

IMM	irreversible morbidity and mortality
IND	investigational new drug application
IPR&D	in-process research and development
IRB	institutional review board
May 2019 Offering	our registered direct public offering and sale of shares of common stock and concurrent private placement of warrants to purchase common stock completed in May 2019
May 2020 Investor Warrant Exercise	the exercise of a previously outstanding warrant to purchase shares of common stock in May 2020 pursuant to a warrant exercise agreement
May 2020 Offering	our registered direct public offering and sale of shares of common stock completed in May 2020
Nasdaq	Nasdaq Stock Market, LLC
NDA	new drug application
NOL	net operating loss
November 2019 Offering	our public offering and sale of shares of common stock, pre-funded warrants to purchase shares of common stock, and warrants to purchase shares of common stock completed in November 2019
Oxygenation Trials	collectively, the TCOM Trial, the Altitude Trial, and the ILD-DLCO Trial
R&D	research and development
Regulation S-K	Regulation S-K promulgated under the Securities Act
REMS	risk evaluation and mitigation strategy
Reverse Stock Split	the reclassification and combination of all shares of our common stock outstanding at a ratio of one-for-50 approved by our stockholders at the Special Meeting and effective April 18, 2022
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOX	Sarbanes-Oxley Act of 2002, as amended
Special Meeting	the special meeting of our stockholders held on April 18, 2022

Stroke Trial	our Phase 2 clinical trial evaluating TSC in the treatment of acute ischemic or hemorrhagic stroke, initiated in October 2019
Tax Code	U.S. Internal Revenue Code of 1986, as amended
TCOM	transcutaneous oxygen measurement
TCOM Trial	our Phase 1b clinical trial evaluating the effects of TSC on peripheral tissue oxygenation in healthy normal volunteers using a TCOM device, completed in March 2021
TSC	trans sodium crocetinate, our most advanced product candidate
U.S.	United States
USPTO	U.S. Patent and Trademark Office

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

Forward-looking statements appear in a number of places throughout this Annual Report. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements also include statements regarding our intentions, beliefs, projections, outlook, analyses, or expectations, including our intentions, beliefs, projections, outlook, analyses, or expectations concerning, among other things:

•

the outcome and timing of our ongoing strategic review process, including any transaction we may undertake in connection therewith, which could significantly impact our future operations and financial position;

•	the terms, timing, structure, benefits, and costs of any strategic transaction or restructuring and whether either will be consummated at all;
•	the impact of any strategic transaction or restructuring on the Company and its stockholders;
•	our ability to obtain additional financing in the future and continue as a going concern;
•

the success and timing of our clinical and preclinical studies, including our ability to enroll subjects in our future clinical studies at anticipated rates and our ability to manufacture an adequate amount of drug supply for our studies;

•	obtaining and maintaining intellectual property protection for our current or future product candidates and our proprietary technology;
•	the performance of third parties, including contract research organizations, manufacturers, suppliers, and outside consultants, to whom we outsource certain operational, staff and other functions;
•	our ability to obtain and maintain regulatory approval of our current or future product candidates and, if approved, our products, including the labeling under any approval we may obtain;
•	our plans and ability to develop and commercialize our current or future product candidates and the outcomes of our research and development activities;
•	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
•	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;
•

the accuracy of our estimates of the size and characteristics of the potential markets for our current or future product candidates, the rate and degree of market acceptance of any of our current or future product candidates that may be approved in the future, and our ability to serve those markets;

•	the success of products that are or may become available which also target the potential markets for our current or future product candidates;
•	our ability to operate our business without infringing the intellectual property rights of others and the potential for others to infringe upon our intellectual property rights;
•	any significant breakdown, infiltration, or interruption of our information technology systems and infrastructure;
•

recently enacted and future legislation related to the healthcare system, including trends towards managed care and healthcare cost containment, the impact of any significant spending reductions or cost controls affecting publicly funded or subsidized healthcare programs, or any replacement, repeal, modification, or invalidation of some or all of the provisions of the Affordable Care Act;

•	other regulatory developments in the U.S., E.U., and other foreign jurisdictions;
•	our ability to satisfy the continued listing requirements of the NASDAQ Capital Market or any other exchange on which our securities may trade in the future;
•	uncertainties related to general economic, political, business, industry, and market conditions; and
•	other risks and uncertainties, including those discussed under the heading "Risk Factors" in our Annual Report and elsewhere in our other public filings.

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

Overview

Diffusion is a biopharmaceutical company that has historically focused on developing novel therapies that may enhance the body’s ability to deliver oxygen to the areas where it is needed most. Our most advanced product candidate, TSC, has been investigated and developed to enhance the diffusion of oxygen to tissues with low oxygen levels, also known as hypoxia, a serious complication of many of medicine’s most intractable and difficult-to-treat conditions, including hypoxic solid tumors like GBM.

Ongoing Evaluation of Strategic Opportunities

In early 2022, we identified the pursuit of an opportunistic transaction with the potential to complement and diversify our portfolio of product candidates as one of our key strategic objectives for the year. The intended purpose is to reduce the Company's overall risk profile as an investment and enhance long-term value for our stockholders. In pursuit of this objective, during the fourth quarter of 2021 and first half of 2022, our management team held conversations with several potential counterparties and, in July 2022, we engaged Canaccord Genuity LLC as our financial advisor to support the ongoing evaluation. In October 2022, following further deterioration of the public capital markets throughout 2022, and the corresponding increase in the cost of capital for small biopharmaceutical companies, we publicly announced our Board's authorization of an expanded evaluation and review of potential transactions, including a joint venture, licensing, merger, reverse merger, sale or divestiture of some of the Company’s proprietary technologies or a sale of the Company, among others. Since that time, our management team has been increasingly focused on advancing this strategic review process through conversations about potential deal constructs with multiple companies, both including and excluding the Company’s lead asset, TSC. However, there is no assurance the Board’s review will result in any transaction being consummated. Any further comments or disclosures regarding the strategic review process will be made from time to time as and when we determine an update is appropriate.

Our Most Advanced Historical Development Programs: Trans Sodium Crocetinate

Prior to the initiation of our strategic review process, our core focus was the development and commercialization of novel therapies that enhance the body’s ability to deliver oxygen to areas where it is needed most and improve treatment outcomes for patients suffering from conditions complicated by hypoxia. The Company’s development efforts have been primarily focused on advancing our most advanced product candidate, TSC, and we continue to believe TSC has potential benefits for patients, particularly as an adjuvant treatment to standard of care therapy for GBM and other hypoxic solid tumors. In connection with our strategic review process and pending its conclusion, we have paused significant portions of our TSC development activities, including initiation of our previously announced Phase 2 study of TSC in newly diagnosed GBM patients.

Trans Sodium Crocetinate: Enhancing Oxygen, Fueling Life

We believe TSC is the first therapeutic candidate specifically designed to enhance the efficiency of the oxygen diffusion process. By supporting normal, physiologic levels of oxygen diffusion at the uptake and delivery points of the circulatory system, we believe TSC may have the ability to improve the current standard-of-care treatment for conditions complicated by hypoxia. Furthermore, in animal models, TSC’s diffusion-enhancing mechanism of action has been observed to affect hypoxic tissue preferentially while avoiding excessive oxygen-related tissue toxicity.

TSC's Demonstrated Clinical Safety Profile

TSC has been observed to be safe and well-tolerated at a variety of doses in over 220 subjects included in clinical studies conducted to date, including those studies that evaluated the effects of TSC in patients with medical conditions often complicated by hypoxia, such as GBM, peripheral artery disease with intermittent claudication, stroke, COVID-19, and interstitial lung disease. We have also obtained valuable new data from our COVID Trial and Oxygenation Trials demonstrating TSC's safety and effects on oxygenation at higher doses and increased dosing frequencies compared to those previously evaluated.

The TSC Oxygenation Trials: Evaluating the Clinical Effects of TSC

Our Oxygenation Trials, conducted during 2021 and 2022, were a series of three, short-term clinical studies using experimental models to evaluate the clinical effects of TSC on oxygenation. Each of these three studies was designed to look at the effects of TSC on a different component of the oxygenation pathway and fill information gaps related to the effects of TSC on tissue oxygen levels and other direct clinical parameters related to oxygen levels. We believe the results of the Oxygenation Trials provide proof of concept of TSC’s effects on tissue oxygenation, in addition to supplementing our knowledge with new information related to TSC’s pharmacokinetics and pharmacodynamics.

TCOM Trial: TSC's Effects on Peripheral Tissue Oxygenation

In June 2021, we reported a positive trend among patients who received TSC, when compared to placebo, in peripheral tissue oxygenation measured with the use of a transcutaneous oxygen monitoring (TCOM) device. These results can be seen in the figure below which was created during a supplemental analysis of the TCOM Trial results by subtracting the median response observed in the TCOM Trial’s placebo group from the median response observed in each TSC dosage group at each of the measurement times during the one-hour period following dosing.

These data highlight the persistent increase in peripheral tissue oxygenation relative to that observed in the placebo group through the duration of the one-hour measurement period following TSC administration, particularly at the two highest TSC doses tested (2.0 mg/kg and 2.5 mg/kg administered intravenously).

Effects of TSC on transcutaneous oxygen pressure.

Altitude Trial: TSC's Effects Under Induced Hypoxic Conditions

In June 2022, we reported that, following exercise under hypoxic (i.e., simulated high altitude) conditions, participants in our Altitude Trial treated with the highest dose of TSC (2.5 mg/kg) demonstrated an effect on physiologic indicators of enhanced oxygenation when compared to placebo, including an increase in plasma pH and a decrease in plasma lactate, both at the end of the exercise period and at 10 minutes post-exercise. We believe these data suggest the 2.5 mg/kg dose of TSC decreased blood acidity (i.e., lactic acid accumulation) and enhanced metabolic recovery at 10 minutes after completion of exercise under the stressful conditions of exercise at simulated high altitude.

Additional positive results observed in the Altitude Trial included:

•	Positive effects on lactate and pH relative to participants' baseline measurements were observed among the TSC 2.5 mg/kg dose cohort at the end of the exercise period;
•	A “carry-over” effect was observed in participants who received TSC in the first treatment (“ascent”) of the day versus those who received placebo first and TSC for the second ascent; and
•

The 2.5 mg/kg dose appeared to have a positive effect on post-exercise recovery based on comparison of the measurements for pH, lactate, oxygen saturation (SpO2) and other markers of oxygenation at 10 minutes post-exercise versus last exercise measurements.

ILD-DLCO Trial: TSC's Effects on Oxygen Transfer Efficiency

In December 2021, we announced dosing of the first patients in our ILD-DLCO Trial, which was designed to evaluate the effects of TSC in certain patients with previously diagnosed ILD using the diffusion of carbon monoxide through the lungs, or DLCO, as a surrogate measure of oxygen transfer efficiency. In August 2022, in order to dedicate more of our human and other resources to our strategic review process and ongoing challenges enrolling patients in clinical trials for respiratory indications due to the COVID-19 pandemic, we made the decision to terminate recruitment and enrollment in the ILD-DLCO Trial and wind the trial down.

TSC's Potential as Supplement to Standard of Care Therapy for Hypoxic Solid Tumors

Positron emission tomography scans showing reduction in hypoxia in a rat C6 glioma brain tumor model 45 min after TSC administration.

As seen in the positron emission tomography scans above, we have previously obtained and published evidence supporting TSC’s ability to enhance oxygenation of C6 glioma tumors in animals. We also have obtained clinical evidence of TSC’s effects in unresectable GBM tumors from our previously completed Phase 2 clinical trial evaluating 59 patients with newly diagnosed GBM. Although not prospectively defined, a post hoc subgroup analysis of inoperable patients suggested a higher proportion of TSC-treated patients survived at two years compared to those in the historical control group. Based upon these data, we made the decision to pursue the development of TSC as a treatment for hypoxic solid tumors when administered with standard-of-care radiation therapy and chemotherapy.

Our Phase 2 GBM Trial

GBM is an aggressive, deadly, and treatment-resistant type of malignant brain tumor, affecting approximately 13,000 newly diagnosed patients each year in the United States. Few treatment options are available for patients with GBM, and none have extended life expectancy beyond a few months. In fact, according to the National Brain Tumor Society, the five-year survival rate for GBM is only 6.8 percent with an average survival time of eight months. Despite recent advances in treatment modalities, we believe an effective treatment for GBM remains a significant unmet medical need.

Based upon data from the inoperable patient subgroup in our Phase 2 GBM trial and guidance from the FDA received at our End-of-Phase-2 meeting, we initiated a Phase 2b/3 GBM Trial in patients with newly diagnosed inoperable GBM in December 2017. The trial was designed to enroll 236 patients, split evenly between the TSC treatment arm and the control arm, with TSC to be administered in combination with standard of care radiotherapy and temozolomide, an anti-cancer chemotherapy drug, during the adjuvant treatment chemotherapy period. The trial began with a 19 patient, FDA-mandated, open-label, dose-escalation safety run-in phase for which enrollment was completed in 2019. At a meeting in the third quarter of 2019, the data safety monitoring board for the trial concluded that no adverse safety signal was present and unanimously recommended the GBM Trial continue as planned. However, due to a lack of financial resources at the time, the Company did not initiate the randomized portion of the study.

Our Hypoxic Solid Tumor Program

In July 2022, we announced alignment with the FDA on the design of an open-label, dose-escalation, Phase 2 safety and efficacy study of TSC administered with standard of care to newly diagnosed GBM patients, designated "Study 200-208." The design of this trial has been reviewed and cleared to proceed by the FDA’s Office of Oncologic Diseases. Key elements of the Study 200-208 trial design include the following:

•	Innovative incorporation of PET scans and hypoxia-specific radiotracers to evaluate the oxygenating enhancing effects of TSC on tumor hypoxia;

•

PET scan data readouts from the first phase of the trial are expected to be available within one year of the first patient being dosed, multiple years earlier than the survival data readout in most clinical trials involving hypoxic solid tumor patients; and

•

Building upon the knowledge obtained in our COVID and Oxygenation Trials, patients in Study 200-208 would receive TSC at a significantly increased dose (up to 2.5 mg/kg v. 0.25 mg/kg) and frequency (five days/week v. 3 days/week) as compared to our prior GBM trials, representing an increase in weekly TSC exposure of nearly 1,700% at the highest potential dose.

As of the date of this Annual Report, the design of Study 200-208 is complete, but in connection with our ongoing strategic review process and pending its conclusion, we have paused significant portions of our TSC development activities including initiation of Study 200-208.

Studies of TSC in Other Conditions Complicated by Hypoxia and Beyond

Beyond cancer, hypoxia is a complicating factor in many other intractable and difficult-to-treat conditions, including cardiovascular diseases, cerebrovascular diseases, respiratory diseases, skin and soft tissue diseases, and neurodegenerative diseases. In addition to our oncology programs, we have previously conducted a variety of preclinical and clinical studies evaluating the effects of TSC in several of these other potential indication areas and conditions complicated by hypoxia, including COVID-19, stroke, peripheral artery disease with intermittent claudication, and we believe TSC's oxygen-enhancing mechanism of action could potentially provide benefits to patients and individuals suffering from one or more of these or other related indications or conditions.

TSC has also been evaluated in a variety of preclinical models intended to mimic relevant human conditions known to be complicated by hypoxia. In these studies, a variety of positive effects have been observed in connection with TSC administration, including:

•	Reducing hypoxia in rat brain tumors without hyper-oxygenation of normal tissue;
•	Improving survival in highly lethal adult and pediatric brain tumor models when added to standard of care therapy, including radiotherapy administered either alone or in combination with chemotherapy;
•	Improving tissue oxygenation without hyper-oxygenation of normal tissue and reducing infarct size in a rat ischemic stroke model;
•

Demonstrating a functional benefit in a rabbit ischemic stroke model, with or without tissue plasminogen activator at one-hour post-clot infection and with tissue plasminogen activator at three hours post-clot infection; and

•	Improving levels of arterial partial pressure of blood oxygen in a rat model of acute respiratory distress syndrome.

Product Development

Research and Development

In recent years, the majority of our research and development expenditures have been directed to the development of TSC. For example, during the year ended December 31, 2022, we incurred approximately $7.2 million in costs related to research and development of our products, a decrease of approximately $1.3 million compared to the year ended December 31, 2021. The majority of these costs were related to the development of TSC and related personnel, including costs associated with the Oxygenation Trials.

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

We have invested significant time, effort, and resources into the development and maintenance of our patent portfolio. As of December 31, 2022, we owned 19 issued U.S. patents and 34 issued non-U.S. patents, and had numerous patent applications pending worldwide including issued patents and applications in major markets such as the U.S., E.U., China, Japan, and India. The normal life (i.e. with no adjustments or extensions) of our key issued patents related to the current liquid formulation of TSC extends to 2026, with potential patent term extensions to 2031, and the normal life of our patents related to an oral formulation of TSC extends to 2031, with potential patent term extensions to 2036. The normal life of our key issued patents related to methods of use of TSC extends to 2037, with potential patent term extensions to 2042. For additional information regarding patent term extensions, see "Business — Government Regulation— The Hatch-Waxman Amendments — Patent Term Restoration and Marketing Exclusivity. In addition, TSC has been granted Orphan Drug designation by the FDA for the treatment of both GBM and metastatic brain cancer, which may provide us with a right of exclusivity under certain FDA regulations. For additional information regarding orphan and ultra-orphan designations, see "Business — Government Regulation — Certain Other FDA Regulations — The Orphan Drug Act of 1983.”

Chemistry, Manufacturing, and Controls

We do not currently own or operate any manufacturing facilities. We have used third-party CMOs to manufacture API, other starting materials, and finished drug product for our preclinical studies, although we do not have any formal agreements at this time with any CMO to cover commercial production of any of our product candidates.

Commercial Outlook

Competition

Our future commercial and competitive outlook is highly dependent on the outcome of our ongoing strategic review process and therefore currently subject to a high degree of uncertainty.

With respect to our most advanced current product candidate, TSC, current medical options to improve oxygenation without risk of hyper-oxygenation are limited. However, there are several companies currently developing or marketing oxygen enhancing products, therapeutics, or devices that may nevertheless be competitive with TSC, if approved, including Hemoglobin Oxygen Therapeutics LLC, Hemotek Medical Inc., NuvOx Pharma LLC, Omniox, Inc., and VirTech Bio Inc.

More generally, our industry is highly competitive and subject to rapid and significant change. Potential competitors in the United States are numerous and include major pharmaceutical and specialty pharmaceutical companies, smaller biopharmaceutical companies, research universities, and others. The biopharmaceutical and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing, and marketing of health care products competitive with those that we are developing. Many of our competitors have longer operating histories, greater name recognition, substantially greater financial resources, and larger research and development staffs than we do, as well as substantially greater experience than us in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. In addition, a significant amount of research is carried out at academic and government institutions. These institutions are aware of the commercial value of their findings and are aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed. One or more of these companies or other entities may have one or more products under development that would be competitive with our current or future product candidates.

Sales and Marketing

We currently have no marketed products and, accordingly, currently have no sales or marketing personnel.

Government Regulation

Pharmaceutical product candidates are highly regulated by governmental authorities in the U.S. and other countries at the federal, state, and local levels. These regulations are numerous and extensive in their scope, relating to, among other things, the research and development, manufacture, storage, quality control and testing, approval, labeling and packaging, promotion, marketing, and advertising, distribution, post-approval monitoring and reporting, export and import, and record keeping of pharmaceutical products.

The FDA Drug Approval Process

Generally, before a new pharmaceutical product can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each applicable regulatory authority, submitted for review, and approved by the competent regulatory authority. In the United States, the competent regulatory authority is the FDA, which, pursuant to the FDC Act, is responsible for the review and approval of all data required to support a license to commercially market pharmaceutical products.

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

Process Overview

The FDA drug approval process generally involves the following steps:

•	completion of extensive preclinical laboratory studies, including studies conducted in accordance with GLP requirements;
•	submission to the FDA of an IND application, which must become effective before clinical trials involving human subjects or patients may begin;
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

The preclinical and clinical testing and approval process requires substantial time, effort, and financial resources and satisfaction of FDA pre-market approval requirements typically takes many years, though the actual time required may vary substantially based upon the type, complexity, and novelty of the applicable product or indication to be treated. We cannot be certain that any approvals for any product candidates we attempt to develop in the future will be granted on a timely basis or at all.

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

Patent Term Restoration and Marketing Exclusivity

Certain of our current and future product candidates may be eligible for patent term restoration and marketing exclusivity under the Hatch-Waxman Amendment.

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

Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. For example, we previously announced that our product candidate TSC was granted orphan drug designation by the FDA for the treatment of GBM and metastatic brain cancer in July 2011 and in December 2012, respectively. However, orphan drug designation on its own does not convey any advantage in or shorten the duration of the regulatory review and approval process but may result in certain financial and marketing incentives if approved.

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

•	Affordable Care Act - The ACA was enacted in March 2010 and included measures intended to significantly change the way healthcare is financed in the U.S. by both governmental and private insurers which have and may continue to impact the pharmaceutical and biopharmaceutical industries, including expanded Medicare and Medicaid benefits, expansion of healthcare fraud and abuse laws, establishment of the Centers for Medicare & Medicaid Services, annual reporting requirements for manufacturers and distributors. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. In addition, subsequent legislation, including the Budget Control Act of 2011, American Taxpayer Relief Act of 2012, and Coronavirus Aid, Relief, and Economic Security Act of 2020, has limited and supplemented various provisions of the ACA. While we cannot predict what effect further changes to the ACA would have on our business, the ACA is likely to continue to impact the regulatory regime to which we are subject for the foreseeable future, and we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation on us.

•

21st Century Cures Act - The 21st Century Cures Act, signed into law in December 2016, provided for a wide range of reforms to our industry, such as broadening the types of data required to support drug approval, extending protections from genetic competition, accelerating approval of breakthrough therapies, expanding the orphan drug product and compassionate use programs, and clarifying how manufacturers communicate about their products.

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

•

The Physician Payments Sunshine Act - The Physician Payments Sunshine Act, enacted as part of the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

•

American Rescue Plan Act of 2021 and Inflation Reduction Act of 2022 - Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Future Healthcare Laws and Regulations

In the United States and foreign jurisdictions, there have been a number of proposed changes regarding the healthcare system and its regulation that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that further implementation of current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any strategic collaborators, may receive for any approved products. Further, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries, presidential executive orders and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

For example, in July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

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

Our People and Human Capital Resources

As of December 31, 2022, we had 13 full-time employees, down from 16 employees as of December 31, 2021. On February 16, 2023, in connection with our ongoing strategic review process and efforts to utilize and preserve assets in a manner that maximizes value for its stockholders, Diffusion we committed to a reduction in force that impacted six of our employees and, as of the date of this Annual Report, we have seven full-time employees.

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

Compensation and Benefits

We operate in a highly competitive environment for human capital, particularly as we seek to attract and retain talent with relevant experience in the biotechnology and pharmaceutical sectors. Therefore, we strive to provide a total rewards package to our employees that is competitive with our peer companies, currently including competitive pay, a comprehensive healthcare benefits package (including an 80% employer contribution to family medical coverage), 25 days of paid leave, a company-sponsored 401(k) savings plan, short-term and long-term disability, and other benefits, as well as remote working and flexible work schedules. We also offer every full-time employee the benefit of equity ownership in Diffusion through stock option grants. We believe these grants both help promote alignment between our employees and our stockholders and provide retention benefits, as the awards generally vest over a three-year period.

We do not have any employees that are represented by a labor union or that have entered into a collective bargaining agreement with the Company.

Safety and Wellness

At Diffusion, we believe that health matters to everyone, and the safety health, and wellness of our employees is one of our top priorities. We are committed to developing and fostering a work environment that is safe, professional, and promotes teamwork, diversity, and trust in order to afford all of our employees the opportunity to contribute to the best of their abilities. In recent years, we have taken certain measures and responded to changes in our operational needs, including actions designed to further promote a safe work environment for our employees, including investing in technology solutions to support increased work-from-home capabilities.

Employee Development and Training

Our employees are encouraged to attend scientific, clinical, technological, and other relevant meetings and conferences and we strive to provide employees access to a broad set of internal resources intended to help them be successful, including a variety of training and educational materials. We have also implemented a comprehensive employee evaluation program tied to the achievement of individual, team, and company goals to help further support, retain, and develop our people and further promote alignment of interests between our employees and our stockholders.

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

Risks Related to Our Business, Financial Position, Results of Operation, and Organizational Structure

We are engaged in an ongoing strategic review process that could significantly impact our future operations and financial position.

In November 2022, we announced that we are engaged in an ongoing strategic review process with the goal of enhancing shareholder value and have engaged Canaccord as our exclusive financial advisor to assist in this process. Potential strategic alternatives that may be considered as part of this process include an acquisition, merger, reverse merger, other business combinations, sales of assets, licensing or other strategic transactions. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. No timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until the Board has concluded that disclosure is appropriate or required. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Due to the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements as of the date of this Annual Report. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities, volatility in the market price of our common stock, and may make it more difficult for us to attract and retain qualified personnel and business partners.

The market price of our common stock may decline as a result of our ongoing strategic review process.

The market price of our common stock may decline as a result of our ongoing strategic review process for a number of reasons, including:

•	the uncertainty regarding our future plans and operations inherent to such a process;
•

in the event we enter into a definitive agreement for a transaction in connection with the process, investors may react negatively to the prospects of the combined organization’s business and prospects from any transaction we announce;

•	the effect of any such proposed transaction on the combined organization’s business and prospects may not be consistent with the expectations of financial or industry analysts; or
•

in the event we consummate a transaction in connection with the process, the combined organization may not achieve the perceived benefits of the transaction as rapidly or to the extent anticipated by financial analysts, industry analysts or the Company.

There is no assurance that the strategic review process will result in a transaction be completed in a timely manner or at all. If we are unable to consummate a strategic transaction, our business could suffer materially and our stock price could decline.

If our ongoing strategic review process does not result in a transaction being consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected due to a variety of factors, including:

●	we have incurred and expects to continue to incur significant expenses related to the process;
●	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the process will result in a strategic transaction being consummated; and
●	we may not be forced to pursue a liquidation or wind-up of the Company.

If we consummate a transaction with a third party in connection with our ongoing strategic review process that involves the issuance of our securities as consideration, the consummation may result in our stockholders having a reduced ownership and voting interest in, and exercising less influence over the management of, the combined organization as compared to their current ownership and voting interests. Nevertheless, our stockholders may not realize a benefit from any such transaction commensurate with the resulting ownership dilution they experience.

If we consummate a transaction with a third party in connection with our ongoing strategic review process that involves the issuance of our securities as consideration, following the closing date of the transaction, our current stockholders would own a smaller percentage of the combined organization than their ownership of Diffusion prior to the Merger. If such a transaction is completed and the combined organization is unable to realize the strategic and financial benefits anticipated therefrom, our stockholders will have experienced substantial dilution of their ownership interests without receiving a commensurate benefit.

Stockholder litigation and regulatory inquiries and investigations are expensive and could harm our business, financial condition and operating results and could divert management attention.

In the past, securities class action litigation and/or stockholder derivative litigation and inquiries or investigations by regulatory authorities have often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction or the announcement of negative events, such as negative results from clinical trials. We are currently and may in the future be the target of this type of litigation as a result of changes in our stock price, past transactions, results of clinical trials or other matters, including any transaction we may pursue or consummate in connection with our ongoing strategic review process. Any stockholder litigation and/or regulatory investigations against us, whether or not resolved in our favor, could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

We substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

On February 16, 2023, we announced our commitment to a reduction in force impacting six of our 13 employees, including the departure of Dr. Christopher D. Galloway, M.D., our former Chief Medical Officer, and Ms. Raven Jaeger, our former Chief Regulatory Officer, in each case, effective March 1, 2023. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate a strategic transaction, to run our day-to-day operations, or fulfill our reporting obligations as a public company.

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

We have limited cash resources, have generated substantial net losses and negative cash flow from operations since our inception, and we continue to incur significant research, development, and other expenses related to our ongoing operations. To date, we have not yet obtained regulatory approvals for any of our product candidates and, accordingly, have not generated any revenues from the sale of products. We expect to continue to incur losses and negative cash flow for the foreseeable future. Furthermore, our future operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the delays in our product development programs including as a result of regulatory review, increased expenditures related to manufacturing or the enforcement of intellectual property rights, other litigation costs, changes in accounting policies, or other unanticipated events.

Our ability to generate sufficient revenues from any of our product candidates, if approved, will depend on numerous factors described throughout this Annual Report. Even if we are able to successfully develop and receive regulatory approval for any of our product candidates, we do not know if or when any such product will achieve commercial success or generate revenue for us, and we will incur significant costs associated with the commercialization that will need to be offset by revenue before achieving a profit. We may also in the future enter into collaboration agreements and license agreements with other companies that include milestone expenditures and payments, in which case our ability to generate revenue or achieve profitability may be dependent on the achievement of those milestones. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods, and our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity. Furthermore, due to the uncertainty of the drug development process, we are often unable to predict the timing or amount of increased expenses, or when we will be able to achieve or maintain profitability, if at all.

If we decide to in-license or acquire one or more additional product candidates or otherwise enter into a strategic transaction, including through our ongoing strategic process, it could impact our liquidity, increase our expenses, and present significant distractions to our management team.

We may, through our ongoing strategic review process or otherwise in the future, implement a strategy to in-license or acquire one or more additional product candidates to supplement our pipeline. We may also consider a variety of other strategic transactions, including spin-offs, partnerships, joint ventures, restructurings, divestitures, business combinations, and minority investments. Any such transaction would expose us to a number of risks and uncertainties, including the potential incurrence of recurring, non-recurring (including unknown liabilities), or other charges (including amortization expenses, write-downs, or other impairment charges), increase of short- and long-term expenditures, or dilution to our stockholders, as well as posing significant integration, implementation, or retention challenges and diverting our management team’s focus on other priorities, including the TSC development program. Any of the foregoing could have a material adverse effect on our business, financial condition, or results of operation. which could adversely affect our operations and financial results. There can be no assurance that we will undertake such a transaction or, if we do, that we will successfully complete the transaction or that the transaction will be additive to our business, financial condition, or results of operations.

In connection with our ongoing strategic review process and pending its conclusion, we have paused significant portions of our TSC development activities. However, if we decide to continue development of TSC or in-license or acquire one or more additional product candidates or otherwise enter into a strategic transaction, including through our ongoing strategic process, we will require additional capital to fund our operations which may not be available on acceptable terms or at all. If we fail to obtain necessary financing, we may be forced to delay or curtail our clinical trials and other development activities or be unable to complete the development and commercialization of our product candidates due to a lack of sufficient resources.

Although we expect that our existing cash resources will enable us to fund our operating expenses and capital expenditure requirements are sufficient to fund its current operations for at least 12 months following the issuance of these financial statements, subject to the outcome of our ongoing strategic review process, we will likely need to obtain additional financing in the future in order to continue our development and operational activities.

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

Furthermore, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves the associated risks and uncertainties. Although we have based this estimate on assumptions that we believe to be reasonable, they may prove to be wrong, we could utilize our available capital resources sooner than we currently expect, and actual results could vary greatly from our expectations expressed in this Annual Report as a result. The magnitude and timing of our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the outcome and timing of our ongoing strategic review process;
•

the number, development stage, and other characteristics of product candidates that we choose to develop, including any product candidates that we may in-license or otherwise acquire in the future through our strategic review process or otherwise;

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

We may need to further increase the size and complexity of our organization in the future including, if any of our product candidates are approved for commercial sale, establishing sales and marketing capabilities. We may experience difficulties in executing our growth strategy or managing any growth that we do experience if we are unable to recruit and retain talented individuals in key positions.

Our ability to succeed in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified personnel. As of the date of this Annual Report, we have seven full-time employees and no part-time employees. Our ability to effectively manage our anticipated growth will depend on the outcome and timing of our ongoing strategic review process and multiple other factors, including our ability to:

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

We are highly dependent on our management and scientific personnel, including our executive officers, certain other key employees and consultants, and the members of our Board. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. All of our employees, including our executive officers with whom we have employment agreements, are employed on an at-will basis and their employment can be terminated by us or them at any time. In addition, as part of our reduction in force announced on February 16, 2023, the majority of our clinical operations team was terminated, which would further increase our need to attract additional personnel and/or our reliance on third parties in any future developments efforts.

We may also be unable to attract or retain qualified management and other key personnel in the future due to the intense competition among biotechnology, pharmaceutical, and other businesses. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all, and the high levels of competition within the industry may mean that we will be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives. Furthermore, as we currently have no marketed products, we currently have no sales or marketing personnel or capabilities. To commercialize any our other product candidates, if approved, we will need to build our marketing, sales, distribution, and other related capabilities or arrange with third parties to perform these services, and we may not be successful in doing so.

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

As of December 31, 2022, we had $34.2 million in federal and state NOL carryforwards available to reduce future taxable income, if any, for income tax purposes. If not utilized, the NOL carryforwards will begin expiring during the year ending December 31, 2034. Under Section 382 of the Tax Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, measured by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-ownership change NOL carryforwards and other pre-ownership change tax attributes – such as research tax credits – to offset its post-ownership change income may be limited.

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

•    Although we have in place business continuity and disaster recovery plans, our business, financial condition, or results of operations could be negatively affected by volatility, disruptions, or other uncertainty caused by market fluctuations, economic downturns or unfavorable global economic conditions, pandemics, natural disasters or other catastrophic events, events of war, terrorism, or other man-made problems, or other geopolitical events outside of our control, such as the ongoing war in Ukraine, the COVID-19 pandemic and Brexit.

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

Risks Related to Ownership of Our Common Stock

Our stock price is volatile and any investment in our securities may suffer a decline in value, including as a result of our ongoing strategic review process. In addition, this volatility may subject our business to additional risks, such as an increased risk of securities litigation.

During the year ended December 31, 2022, the closing market price for our common stock as reported by Nasdaq varied between a high of $16.95 on March 23, 2022 and a low of $4.64 on November 10, 2022. As a result of fluctuations in the price of our common stock, you may be unable to sell shares or our common stock at or above the price you paid for them, even if your holding period is relatively short. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to the outcome of our strategic review process and market, industry and other factors, including the degree of analyst coverage of our stock, their valuations and recommendations, and whether any such analysts publish inaccurate or unfavorable research about our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline. Furthermore, despite this volatility, due to the fact that we have never declared or paid cash dividends on our common stock and do not currently anticipate declaring or paying any cash dividends in the foreseeable future, we expect that only appreciation of the price of our common stock, if any, will provide a return to our stockholders for the foreseeable future.

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

We have funded our operations to date through the issuance of securities, including common stock, warrants to purchase common stock, convertible preferred stock, and convertible debt securities, and we expect that in the future we will need to raise additional capital through similar means to fund our continued operations and liquidity needs. Assuming funding is available on acceptable terms, any future issuance of common stock or securities convertible for or exchangeable into common stock – including any stock issued to fund an acquisition, in connection with our strategic review process or otherwise, will result in dilution to our existing stockholders and could depress the market price of our common stock. Furthermore, the terms of future financing transactions may contain provisions that restrict our operations or require us to relinquish certain rights to our product candidates or other technologies.

Subject to the outcome of our strategic review process, we will likely need to raise additional funds in the future to continue our operations, fund research and development, and, if approved, commercialize our product candidates. We plan to continue to finance our operations with a combination of equity issuances, debt arrangements, and, potentially, licensing, or other partnering relationships. Our Board may determine at any time to raise additional capital if it believes the terms are in the best interests of our stockholders. In addition, we may also issue securities to counterparties as part of an acquisition, merger, or similar transaction, including as part of our strategic review process.

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

We may also seek additional capital through other methods, either alone or in combination with the issuance of additional securities, including debt financings, receivables or royalty financings, strategic partnerships and alliances, and licensing arrangements, any of which could be coupled with an equity component, such as warrants to purchase stock. The incurrence of indebtedness could result in increased fixed payment obligations, liens and other security interests being placed on certain of our assets, and certain restrictive covenants being imposed on the operation of our business, such as limitations on our ability to incur additional debt or acquire intellectual property rights. We may also in the future raise additional funds through strategic partnerships, alliances, and licensing arrangements with third parties, any of which could require us to relinquish valuable rights to our product candidates or other assets. The restrictions imposed by any of these arrangements could materially decrease any potential returns on our investment in our product candidates, or otherwise materially and adversely affect our business, financial condition, or results of operations.

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

Our common stock is currently listed on the NASDAQ Capital Market. To maintain the listing of our common stock on the NASDAQ Capital Market, we are required to meet certain listing requirements. In the event that our common stock is delisted from NASDAQ and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult for us to raise capital and for our stockholders to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

Risks Related to Our Intellectual Property

In connection with our ongoing strategic review process and pending its conclusion, we have paused significant portions of our TSC development activities. If we choose to pursue further development of TSC or any other product candidate, we may not be able to obtain or enforce patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

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

Due to legal standards relating to patentability, validity, enforceability and claim scope of patents covering pharmaceutical inventions, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. The patent application process, also known as patent prosecution, is expensive and time-consuming, and we may not be able to prepare, file, and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Despite any past and future efforts to obtain additional intellectual property and patent protections for product candidates, there is no assurance we will obtain such protections through our applications. Therefore, these and any of our patents and applications may not be prosecuted and enforced in an optimal manner. It is also possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to inadvertent prior public disclosures, proper priority claims, inventorship, claim scope, or patent term adjustments. If our current or future third party development partners are not fully cooperative or disagree with us as to the prosecution, maintenance, or enforcement of any patent rights, those patent rights could be compromised and we might not be able to prevent third parties from making, using and selling competing products. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Accordingly, we cannot guarantee that any patents will issue from any of our currently pending patent applications, which could impair our ability to prevent competition from third parties.

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

For example, historically, our primary focus since the founding of Diffusion LLC in the early 2000s has been developing TSC and, as a result, portions of our patent portfolio, including certain patents related to TSC’s composition of matter, have expired or will expire in the near future. While the Company actively engages in efforts to obtain additional patent protection covering our product candidates, there is no assurance that we will successfully obtain such patent protection.. Furthermore, if we are unable to obtain regulatory approval of and successfully commercialize our product candidates prior to the expirations of key underlying patents, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

However, numerous U.S. and non-U.S. issued patents and pending patent applications owned by third parties exist in fields relating to our product candidates, their potential methods of delivery, potential indications they may be used to treat, and their other features, and, as more patents are issued over time, the risk increases that others may assert that our product candidates, technologies, or methods of delivery or use infringe their patent or other intellectual property rights, or that we discover a third party infringing on our rights. Moreover, it is not always clear to industry participants, including us, which patents cover various drugs, biologics, drug delivery systems, or their methods of use, which of these patents may be valid and enforceable, and what inventions or technologies may be claimed by non-public patent applications. Patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after their first non-provisional filing and publications in the scientific literature often lag behind actual discoveries, meaning we cannot be certain whether others, including our competitors, have filed patent applications for technology covered by patents or our pending applications and whether any such filing has priority over our own applications or patents.

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

Risks Related to the Development, Regulatory Approval, and Commercialization of Our Product Candidates

The success of Diffusion is dependent on the successful development, regulatory approval, and, ultimately, commercialization of our product candidates. However, the drug development process is expensive, time-consuming and uncertain. Our efforts to develop, obtain regulatory approval for, and commercialize any of our product candidates could fail at any stage of the development process for a variety of reasons. Furthermore, because the results of preclinical studies and early-stage clinical trials are not necessarily predictive of future results, even if we are able to advance a product candidate into additional clinical trials, we may not continue to experience favorable results.

The success of Diffusion, including our ability to finance our operations and generate revenue in the future, will depend primarily on the successful development, regulatory approval, and, ultimately, commercialization of our product candidates. Historically, the majority of our product development resources have been dedicated to our most advanced product candidate, TSC, and for the foreseeable future, our planned expenditures are primarily related to our ongoing strategic review process and other costs associated with the conduct of certain preclinical studies and general research and development activities related to TSC. In the future, we may also seek to develop or commercialize additional product candidates, including product candidates that we may in-license or acquire to supplement our internally developed portfolio through our ongoing strategic process or otherwise.

The drug development process is very expensive, time-consuming, difficult to design and implement, and its outcome is inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and success in early-stage clinical trials does not ensure that later clinical trials will demonstrate the efficacy and safety of an investigational drug in a manner adequate to support regulatory approval. Countless other companies, including many with greater resources and experience, have failed or suffered significant setbacks attempting to navigate the drug development process, and there can be no assurance that we will have success where others have failed.

Our current product candidates remain in early stages of the development process and, if further developed, we expect that the additional clinical trials necessary to support an NDA will take several years to complete. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety or otherwise provide adequate information to result in regulatory approval to market any of our product candidates in any particular jurisdiction. Furthermore, the timeline for our clinical trials may be delayed in the future for a variety of reasons, including delays related to regulatory and IRB review and approval, slower than anticipated rates of enrollment in or early withdrawals from the trial, third party performance issues beyond our control including any CRO engaged in the conduct of the trial, discovery of series or unexpected toxicities or side effects, or a lack of effectiveness.

Whether we are able to successfully develop any of our product candidates will depend on a large number of factors, including the following:

•	our ability to complete our planned and future clinical trials in a timely manner and our ability to fund such trials;
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

Any of these factors, many of which are beyond our control, could result in significant delays or an inability to develop, obtain regulatory approvals for, or commercialize our product candidates, and we may ultimately be able to receive regulatory approval or generate revenue from the sale of any product candidate.

A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in later-stage Phase 3 clinical development even after promising results in earlier preclinical studies or clinical trials. If later-stage clinical trials do not produce favorable results for our product candidates, or we are unable to complete the necessary clinical trials for any reason (including a lack of funding), our ability to achieve regulatory approval or successfully commercialize may be compromised. At any time, we may decide or be forced by circumstance to delay or discontinue the development or commercialization of TSC or any of our other product candidates, including as a result of unfavorable results in later-stage clinical trials, changes in our internal product, technology or indication focus, the appearance of new technologies that make our product candidate obsolete, competition from a competing product, or changes in (or failure to comply with) applicable regulatory requirements. If we decide or are forced to terminate any development program in which we have invested significant resources, we may not receive any return on our investment despite the allocation of significant resources, we may not be able to execute on our business plan effectively, and our business, financial condition, results of operations may be materially and adversely affected.

Even if we are able to successfully complete the clinical trials and over development activities necessary to submit an NDA to the FDA or an application for marketing approval to an equivalent non-U.S. regulatory authority, we may be unable to obtain regulatory approval for any product candidates we may attempt to develop, for the indications for which we initially seek approval or at all. The FDA and similar non-U.S. regulatory authorities have significant discretion in the approval process, including the ability to delay, limit, or deny approval of product candidates. The delay, limitation, or denial of regulatory approval for any of our product candidates would limit or restrict altogether our ability to commercialize the product and generate revenue, which could materially and adversely impact our business, financial condition, and results of operations.

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize any product candidates we may attempt to develop. The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export, and reporting of safety and other post-market information related to drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and abroad, which often differ from country to country. We will not be permitted to market any of our product candidates in the U.S. until we receive approval of an NDA or other applicable regulatory filing from the FDA, and we will not be permitted to market in any non-U.S. countries until we receive the requisite approval from the applicable regulatory authorities.

To gain approval to market a new drug, the FDA and similar non-U.S. regulatory authorities require the submission of an NDA (or similar application) that contains preclinical and clinical data adequately demonstrating the safety, purity, potency, efficacy, and compliant manufacturing of the product for the intended indication. The FDA and their non-U.S. counterparts have substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of applications for many reasons, including:

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

Our ability to develop our product candidates depends, and, if any of our product candidates are approved, our ability to successfully commercialize our products will depend, in part on our ability to successfully obtain sufficient quantities of the necessary APIs, other component substances and materials, and finished drug product for our product candidates. We are currently entirely dependent on third parties for the manufacture and supply of our product candidates and their component parts, including, with respect to our product candidate TSC, a sole supplier. We may be unable to continue to develop or commercialize our product candidates or face significant delays in that process if we are unable to successfully obtain these materials or manufacture drug product in sufficient quantities.

Maintaining an adequate supply of our product candidates to meet our needs is critical to the success of our business. However, manufacturing and supply of APIs, other substances and materials and finished drug products is a complex and technically challenging process, and changes beyond our direct control can impact the quality, volume, price, and successful delivery of our product candidates or impede, delay, limit or prevent the successful development and commercialization of our product candidates. Mistakes and mishandling are not uncommon in the biopharmaceutical and pharmaceutical industry and can affect successful production and supply significantly.

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

We expect to rely on third-party CROs and other third parties to conduct and oversee our clinical trials and other aspects of our development process for our product candidates. If these third parties do not meet our requirements or otherwise conduct the trials or perform the other services for which they are engaged, we may not be able to successfully develop, obtain regulatory approval for, or commercialize our product candidates when expected or at all. Furthermore, if we are not able to establish and maintain the necessary collaborative relationships with our CROs and other third party partners, we may have to alter our development and commercialization plans.

Conducting our clinical trials in a safe, compliant, and timely manner is critical to our success. We have historically relied on third-party CROs to conduct and oversee our clinical trials and other aspects of our product development, as well as various medical institutions, clinical investigators, contract laboratories, consultants, and other third parties to design and conduct our trials, to analyze the results therefrom, and to ensure that the trials are conducted in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and GCPs. These CROs and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data therefrom, as we control only certain aspects of their activities and rely heavily on them to execute our trials in a safe, compliant, and timely manner. Although we may internalize portions of  these functions if and as our organization grows, we expect to continue to rely on these third parties to a significant degree in the future.

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

General Risks Related to the Development, Regulatory Approval, and Commercialization of Our Product Candidates

Our business, financial condition, or results of operations may also be materially adversely affected by a number of general risks related to the development and regulatory approval of our product candidates that are not specific to our Company, including:

•    Our COVID Trial, which we completed in February 2021, was conducted in Bucharest, Romania and we may in the future conduct additional clinical trials for TSC or our other product candidates outside the U.S. In connection with an application for marketing approval, the FDA may determine not to accept data from clinical trials conducted outside of the U.S. if they determine the data presented therefrom cannot be considered valid without further inspection of the clinical trial site, are not applicable to the U.S. population and U.S. medical practice, or as a result of certain other factors. There can be no assurance that the FDA will accept any data we obtain from trials we have conducted or may in the future conduct outside the U.S.

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

In addition, although we currently have no marketed products, in the event any of our product candidates are approved for marketing and commercial sale by the FDA or any other regulatory authority, our business, financial condition, or results of operations may be materially adversely affected by a number of general risks related to the commercialization of such products that are not specific to our Company, including:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property.  As of December 31, 2022, we had short-term agreements to utilize membership-based co-working space in both Charlottesville, Virginia and Philadelphia, Pennsylvania. Rent expense related to our short-term agreements for the years ended December 31, 2022 and 2021 was approximately $18,000 and $5,000, respectively.

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

Holders

As of March 14, 2023, there were 103 record holders of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

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

Introduction

This discussion and analysis contains information related to historical and prospective events intended to enable you to assess our financial condition and results of operations. The information contained in this discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report, as well as the risks and uncertainties discussed under the headings, "Item 1A — Risk Factors" and “Note Regarding Forward-Looking Statements.”

Overview

Diffusion is a biopharmaceutical company that has historically focused on developing novel therapies that may enhance the body’s ability to deliver oxygen to the areas where it is needed most. Our most advanced product candidate, TSC, has been investigated and developed to enhance the diffusion of oxygen to tissues with low oxygen levels, also known as hypoxia, a serious complication of many of medicine’s most intractable and difficult-to-treat conditions, including hypoxic solid tumors like GBM.

Ongoing Evaluation of Strategic Opportunities

In early 2022, we identified the pursuit of an opportunistic transaction with the potential to complement and diversify our portfolio of product candidates as one of our key strategic objectives for the year. The intended purpose is to reduce the Company's overall risk profile as an investment and enhance long-term value for our stockholders. In pursuit of this objective, during the fourth quarter of 2021 and first half of 2022, our management team held conversations with several potential counterparties and, in July 2022, we engaged Canaccord Genuity LLC as our financial advisor to support the ongoing evaluation. In October 2022, following further deterioration of the public capital markets throughout 2022, and the corresponding increase in the cost of capital for small biopharmaceutical companies, we publicly announced our Board's authorization of an expanded evaluation and review of potential transactions, including a joint venture, licensing, merger, reverse merger, sale or divestiture of some of the Company’s proprietary technologies or a sale of the Company, among others. Since that time, our management team has been increasingly focused on advancing this strategic review process through conversations about potential deal constructs with multiple companies. In connection with our strategic review process and pending its conclusion, we have paused significant portions of our TSC development activities, including initiation of our previously announced Phase 2 study of TSC in newly diagnosed GBM patients.

There is no assurance the Board’s review will result in any transaction being consummated. Any further comments or disclosures regarding the strategic review process will be made from time to time as and when we determine an update is appropriate.

Financial Summary

As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $22.5 million. We have incurred operating losses since inception, have not generated any product sales revenue, and have not achieved profitable operations. We incurred net losses of $15.6 million and $24.1 million for the years ended December 31, 2022 and 2021, respectively. To date, we have funded our operations and short-term liquidity needs primarily through the issuance and sale of common stock, warrants to purchase common stock, convertible debt, and convertible preferred stock. We expect to continue funding our operations through similar means for the foreseeable future, assuming the availability of additional capital, though we may enter into strategic partnerships or other alternative transactions in order to fund our ongoing capital requirements.

Our accumulated deficit as of December 31, 2022, was $145.6 million and we expect to continue to incur substantial losses in future periods for the foreseeable future, including any costs related to:

•	our ongoing strategic review process;
•	any additional studies we may undertake to evaluate our current or future product candidates, including other preclinical and clinical studies to support the filing of any NDA with the FDA;
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

Subject to the outcome and timing of our ongoing strategic review process, we currently expect that our existing cash, cash equivalents and marketable securities as of December 31, 2022 are sufficient to fund its current operations for at least 12 months following the issuance of these financial statements.

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

Interest Income

Interest income consists of interest earned from our cash, cash equivalents and marketable securities

Income Tax Benefit

The Company recorded no income tax benefit or expense during the year ended December 31, 2022. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of December 31, 2022. The Company maintains a full valuation allowance against its deferred tax assets due to the Company’s history of losses as of December 31, 2022.

Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of a greater than 50.0% cumulative change in the ownership interest of significant stockholders over a three year period, as defined under Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change, and subsequent ownership changes may further affect the limitation in future years. In 2019, due to the significant changes to our stockholder base as a result of the equity financing we completed during that year, we performed an analysis under Section 382 of the Internal Revenue Code and, as a result, reduced the magnitude of our NOL carryforwards to account for the ownership changes. In addition, the cumulative benefit of our NOLs was remeasured, resulting in tax expense recognized during the year ended December 31, 2019. We have not yet performed an analysis to determine whether or not ownership changes that have occurred in the year ended December 31, 2022 (or otherwise subsequent to the 2019 analysis) give rise to any further limitations.

Results of Operations for Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$7,237,165	$8,499,414	$(1,262,249)
Intangible asset impairment charge	—	8,639,000	$(8,639,000)
General and administrative	8,735,015	7,445,277	1,289,738
Depreciation	—	93,416	(93,416)
Loss from operations	(15,972,180)	(24,677,107)	(8,704,927)
Interest income	380,752	137,487	243,265
Loss from operations before income taxes	(15,591,428)	(24,539,620)	8,948,192
Income tax benefit	—	443,893	(443,893)
Net loss	$(15,591,428)	$(24,095,727)	$8,504,299

Research and development expenses were $7.2 million during the year ended December 31, 2022 compared to $8.5 million during the year ended December 31, 2021, a decrease of 15%. This decrease was due to lower project spending due to the completion and/or wind-down of certain CMC-related activities and clinical studies evaluating TSC in Covid-19, GBM, and our Oxygenation Trials.

The decrease in intangible asset impairment charge is related to the nonrecurring $8.6 million non-cash impairment charge related to the write down of our DFN-529 IPR&D asset during the year ended December 31, 2021.

General and administrative expenses were $8.7 million during the year ended December 31, 2022 compared to $7.4 million during the year ended December 31, 2021, an increase of 17%. The increase was primarily due to increased headcount resulting in higher compensation expense and other costs associated with the hiring of new employees as well as an increase in professional fees related to ongoing business development activity.

The decrease in depreciation for the year ended December 31, 2022 compared to the year ended December 31, 2021 is related to the disposal of property and equipment during the year-ended December 31, 2021 resulting in no remaining property and equipment remaining during the year ended December 31, 2022 for depreciating.

Interest income was $0.4 million for the year ended December 31, 2022 compared to $0.1 million for the year ended December 31, 2021 primarily as a result of investing a significant portion of our cash balance in marketable securities during the second half of the year ended December 31, 2021 and rising interest rates during 2022.

The decrease in income tax benefit of $0.4 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 is due to the tax effect of the reduction in the deferred tax liability associated with the basis differences from the DFN-529 IPR&D intangible asset that was written down in the third quarter of 2021.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Cash and cash equivalents	$10,113,706	$37,313,558
Marketable securities	12,408,940	—
Prepaid expenses, deposits and other assets	112,406	510,015
Total current liabilities	2,417,336	2,927,684
Working capital	$20,217,716	$34,895,889

We expect to continue to incur net losses for the foreseeable future. We intend to use our existing cash and cash equivalents for working capital purposes, to support our ongoing strategic review process and, subject to the outcome thereof, to fund the research and development of our product candidates.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2022 and 2021:

	December 31,
Net cash (used in) provided by:	2022	2021
Operating activities	$(14,969,114)	$(14,501,789)
Investing activities	(12,235,738)	4,000
Financing activities	5,000	33,295,752
Net (decrease) increase in cash and cash equivalents	$(27,199,852)	$18,797,963

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities increased $0.5 million, or 3% compared to the year ended December 31, 2021.

Net cash used in operating activities of $15.0 million during the year ended December 31, 2022 was primarily attributable to our net loss of $15.6 million. These amounts were partially offset by our net change in operating assets and liabilities of $0.1 million, and non-cash charges comprised of $0.9 million of stock-based compensation expense, as well as $0.2 million for the amortization of premium and discount on marketable securities.

Net cash used in operating activities of $14.5 million during the year ended December 31, 2021 was primarily attributable to our net loss of $24.1 million and a $0.4 million change in deferred income taxes. These amounts were partially offset by a $8.6 million non cash impairment charge in connection with the write down of our DFN-529 IPR&D asset, our net change in operating assets and liabilities of $0.4 million, and non-cash charges comprised of $0.9 million of stock-based compensation expense and the loss on the write-off of property and equipment of $0.1 million and depreciation expense of $0.1 million.

Investing Activities

         Net cash used in investing activities during the year ended December 31, 2022 was attributable to the purchase of $38.0 million of marketable securities and maturities of $25.8 million of marketable securities. During the year ended December 31, 2021, we received $4,000 from the sale of property and equipment.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities decreased $33.3 million, or 100% compared to the year ended December 31, 2021.

Net cash provided by financing activities of $5,000 during the year ended December 31, 2022 was attributable to net proceeds received from the sale of our Series C Preferred Stock.

Net cash provided by financing activities of $33.3 million during the year ended December 31, 2021 which was attributable to net proceeds of $31.1 received from the sale of our common stock in connection with the February 2021 Offering and $2.2 million in proceeds received from the exercise of previously issued common stock warrants.

Capital Requirements

Historically, including during the year ended December 31, 2022, we have incurred substantial expenses and generated significant operating losses pursuing our business strategy of developing TSC. As of the date of this Annual Report and for the foreseeable future, most of our cash resources are dedicated to, and our planned expenditures are primarily related to, our ongoing strategic review process, as well as other costs associated with the conduct of certain preclinical studies and general research and development activities related to TSC.

While we currently believe we have adequate cash resources to fund our current operations for at least 12 months following the issuance of our financial statements included in this Annual Report (subject to the outcome and timing of our ongoing strategic review process), we anticipate that we will likely need additional funding in the future to support our research and development activities and other operations which, if available, could be obtained through additional capital raising transactions, entry into strategic partnerships or collaborations, or alternative financing arrangements.

In July 2022, we entered into the 2022 Sales Agreement with BTIG. The 2022 Sales Agreement is an "at-the-market" sales agreement pursuant to which we may, from time to time and through BTIG as our agent, sell up to an aggregate of $20.0 million in shares of common stock by any permissible method deemed an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. As of the date of this Annual Report, however, we have not sold any shares pursuant to the 2022 Sales Agreement.

In the future, we may seek to raise additional funds through various sources. However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient or be on terms acceptable to us. This risk may increase if economic and market conditions continue to be challenging or deteriorate. If we are unable to obtain additional financing when needed, we may need to curtail portions of our operations, terminate, significantly modify, or delay the development our product candidates, or obtain funds on terms that may require us to relinquish rights to our technologies, product candidates or other assets that we might otherwise seek to develop or commercialize independently or receive superior value. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

To the extent that we raise additional capital in the future through the sale of our common stock or securities convertible or exchangeable for common stock such as common stock warrants, convertible preferred stock, or convertible debt instruments, or fund acquisitions or other transactions through the issuance of such securities, the interests of our current stockholders may be diluted or otherwise impacted. In particular, specific rights granted to future holders of preferred stock or convertible debt securities may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Diffusion Pharmaceuticals Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

McLean, Virginia
March 24, 2023

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$10,113,706	$37,313,558
Marketable securities	12,408,940	—
Prepaid expenses and other current assets	112,406	510,015
Total current assets	22,635,052	37,823,573
Other assets	—	15,578
Total assets	$22,635,052	$37,839,151
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,127,782	$947,495
Accrued expenses and other current liabilities	1,289,554	1,980,189
Total liabilities	2,417,336	2,927,684
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized: 2,039,557 and 2,038,185 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,040	2,038
Additional paid-in capital	165,847,590	164,914,540
Accumulated other comprehensive loss	(35,375)	—
Accumulated deficit	(145,596,539)	(130,005,111)
Total stockholders' equity	20,217,716	34,911,467
Total liabilities and stockholders' equity	$22,635,052	$37,839,151

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$7,237,165	$8,499,414
Intangible asset impairment charge	—	8,639,000
General and administrative	8,735,015	7,445,277
Depreciation	—	93,416
Loss from operations	(15,972,180)	(24,677,107)
Other income:
Interest income	380,752	137,487
Loss before income taxes	(15,591,428)	(24,539,620)
Income tax benefit	—	443,893
Net loss	$(15,591,428)	$(24,095,727)

Share information:
Net loss per share of common stock, basic and diluted	$(7.65)	$(12.38)
Weighted average shares outstanding, basic and diluted	2,038,891	1,946,859
Comprehensive loss:
Net loss	$(15,591,428)	$(24,095,727)
Unrealized loss on marketable securities	(35,375)	—
Comprehensive loss	$(15,626,803)	$(24,095,727)

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2022	—	$—	2,038,185	$2,038	$164,914,540	$—	$(130,005,111)	$34,911,467
Sale of Series C preferred stock to related parties	10,000	5,000	—	—	—	—	—	5,000
Conversion of Series C preferred stock to common stock	(10,000)	(5,000)	200	—	5,000	—	—	—
Stock-based compensation expense and vesting of restricted stock units	—	—	1,172	2	928,050	—	—	928,052
Unrealized loss on marketable securities	—	—	—	—	—	(35,375)	—	(35,375)
Net loss	—	—	—	—	—	—	(15,591,428)	(15,591,428)
Balance at December 31, 2022	—	$—	2,039,557	$2,040	$165,847,590	$(35,375)	$(145,596,539)	$20,217,716

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	1,280,207	$1,280	$130,722,286	$(105,909,384)	$24,814,182
Vesting of restricted stock units	207	—	—	—	—
Sale of common stock	673,171	673	31,093,629	—	31,094,302
Issuance of common stock upon exercise of warrants	84,600	85	2,201,365	—	2,201,450
Stock-based compensation expense	—	—	897,260	—	897,260
Net loss	—	—	—	(24,095,727)	(24,095,727)
Balance at December 31, 2021	2,038,185	$2,038	$164,914,540	$(130,005,111)	$34,911,467

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,591,428)	$(24,095,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	93,416
Loss on disposal of property and equipment	—	51,782
Stock-based compensation expense	928,052	897,260
Abandonment of in-process research and development intangible asset	—	8,639,000
Change in deferred income taxes	—	(443,893)
Amortization of premium and discount on marketable securities	(208,577)	—
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	413,187	(248,997)
Accounts payable, accrued expenses and other current liabilities	(510,348)	605,370
Net cash used in operating activities	(14,969,114)	(14,501,789)

Cash flows from investing activities:
Cash received from sale of property and equipment	—	4,000
Purchases of marketable securities	(37,985,738)	—
Maturities of marketable securities	25,750,000	—
Net cash (used in) provided by investing activities	(12,235,738)	4,000

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance cost	—	31,094,302
Proceeds from the sale of common stock warrants	—	2,201,450
Proceeds from the sale of preferred stock	5,000	—
Net cash provided by financing activities	5,000	33,295,752

Net (decrease) increase in cash and cash equivalents	(27,199,852)	18,797,963

Cash and cash equivalents at beginning of year	37,313,558	18,515,595
Cash and cash equivalents at end of year	$10,113,706	$37,313,558

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series C preferred stock to common stock	$5,000	$—
Unrealized loss on marketable securities	$35,375	$—
Vesting of restricted stock units	$1,361	$207

See accompanying notes to consolidated financial statements.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Diffusion Pharmaceuticals Inc., a Delaware corporation, is a biopharmaceutical company historically focused on developing novel therapies that enhance the body’s ability to deliver oxygen to areas where it is needed most. The Company’s most advanced product candidate, TSC, has been investigated and developed to enhance the diffusion of oxygen to tissues with low oxygen levels, also known as hypoxia, a serious complication of many of medicine’s most intractable and difficult-to-treat conditions, including GBM..

On April 18, 2022, the Company effected a 1-for-50 reverse split of its common stock. Any references in the consolidated financial statements and related notes to share or per share amounts give retroactive effect to this reverse stock split.

2. Liquidity

The Company has not generated any revenues from product sales and has historically funded operations primarily from the proceeds of public and private offerings of equity, convertible debt, and convertible preferred stock.

In July 2022, the Company entered into an at-the-market sales agreement (the "2022 Sales Agreement") with BTIG pursuant to which the Company may, from time to time and through BTIG as its agent, sell up to an aggregate of $20.0 million in shares of the Company’s common stock by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. To date, the Company has not sold any shares pursuant to the 2022 Sales Agreement.

On October 25, 2022, the Company announced that its Board authorized a thorough review and evaluation of a range of potential strategic opportunities in the interest of enhancing stockholder value, including transactional opportunities such as a merger, joint venture, licensing, sale, or divestiture of assets. As of the date of this Annual Report, the Board's review and evaluation remains ongoing and there is no assurance the Board’s review will result in any transaction being consummated. Depending on the outcome of the Board's strategic review process, the Company may in the future, among other things, (i) pursue a strategic transaction and, if consummated, dedicate its resources primarily to research and development activities related to the transactional counterparty's product candidates, (ii) dedicate its resources primarily to research and development activities related to the Company's existing product candidates, or (iii) elect to pursue a dissolution and liquidation of the Company.

On February 16, 2023, in connection with the ongoing strategic review process and efforts to utilize and preserve assets in a manner that maximizes value for its stockholders, the Company committed to a reduction in force that is expected to impact six of the Company’s thirteen current employees. The reduction is a cash preservation measure and impacts employees primarily in the Company’s clinical operations function. In connection with the strategic review process and pending its conclusion, the Company has paused significant portions of its TSC development activities, including initiation of the Company’s previously announced Phase 2 study of TSC in newly diagnosed GBM patients.

Substantial additional financing will be required by the Company to fund any research and development activities related to the Company's existing or future product candidates. The Company regularly explores alternative means of financing its operations and seeks funding through various sources, including public and private securities offerings, collaborative arrangements with third parties, and other strategic alliances and business transactions. However, as of the date of this Annual Report, the Company does not have any commitments to obtain additional funds and no assurance can be given that any such financing will be available in the future — when needed, in sufficient amounts, on acceptable terms, or at all. If the Company cannot obtain the necessary funding, it may need to, among other things, delay, continue to scale back or eliminate research and development programs, modify its overall development strategy for one or more product candidates (or the Company as a whole) in a manner it would not if sufficient cash resources were available, or cease operations altogether.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINUED

Operations of the Company are subject to certain additional risks and uncertainties as well, and any one or more of these factors could materially affect the Company’s financial condition, future operations and liquidity needs. Many of these risks and uncertainties are outside of the Company’s control, including the outcome of its ongoing strategic review process and various internal and external factors that may affect the success or failure of the Company's research and development efforts, the length of time and cost of developing and commercializing the Company's current or future product candidates, whether and when any such product candidates become approved drugs, and how significant a drug's market share will be, if approved, among others.

Subject to the outcome and timing of its ongoing strategic review process, the Company currently expects that its existing cash, cash equivalents and marketable securities as of December 31, 2022 are sufficient to fund its current operations for at least 12 months following the issuance of these financial statements.

3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification and Accounting Standards Updates of the Financial Accounting Standards Board.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, marketable securities, and accounts payable approximate fair value due to the short-term nature of those instruments.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with multiple financial institutions, the balances of which frequently exceed federally insured limits.

Cash and Cash Equivalents

The Company considers any highly-liquid investments, such as money market funds, with an original maturity of three months or less to be cash equivalents.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper and U.S. government debt securities with original maturities of greater than three months from date of purchase. The Company considers its marketable securities as available for use in current operations, and therefore classifies these securities as current assets on the consolidated balance sheet. These securities are carried at fair value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive loss within stockholders’ equity. Gains or losses on marketable securities sold will be based on the specific identification method.

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

Intangible Asset

In the third quarter of 2021, the Board of Directors made a determination to no longer dedicate financial resources to the Company's DFN-529 intangible asset and any future internal development efforts were abandoned. In connection with this decision, the Company concluded that DFN-529 was impaired in its entirety and as such, the Company recognized a non-cash impairment charge of $8.6 million in 2021. The abandonment also resulted in an income tax benefit of $0.4 million due to the tax effect of the reduction in the deferred tax liability associated with the asset.

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

Patent Costs

Patent costs, including related legal costs, are expensed as incurred and are recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

For certain stock option grants, the expected term was estimated using the “simplified method” for employee options as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. During the year ended December 31, 2022, the Company uses the simplified method to estimate the expected term.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as common stock warrants, stock options and unvested restricted stock that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2022	2021
Common stock warrants	111,891	129,989
Stock options	140,040	72,454
Unvested restricted stock units	3,652	5,509
	255,583	207,952

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326). The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective for the Company as of January 1, 2023. The Company is currently evaluating the impact of this ASU and does not expect that adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

4. Cash, cash equivalents and marketable securities

The following is a summary of the Company's cash and cash equivalents as of the dates indicated:

	December 31,
	2022	2021
Cash in banking institutions	$1,586,920	$30,308,075
Money market funds	8,526,786	7,005,483
Total	$10,113,706	$37,313,558

The following is a summary of the Company's marketable securities as of December 31, 2022:

	Amortized cost	Unrealized gains	Unrealized losses	Fair Value

Commercial paper	$9,445,220	$263	$(21,313)	$9,424,170
U.S. treasury bonds	2,999,095	—	(14,325)	2,984,770
Total	$12,444,315	$263	$(35,638)	$12,408,940

The Company did not have any marketable securities as of December 31, 2021. The Company's marketable securities generally have contractual maturity dates between 3 and 12 months. All but one of the Company’s marketable securities are in an unrealized loss position at December 31, 2022. Unrealized losses on marketable securities as of December 31, 2022 were $35,638 and were primarily due to changes in interest rates, and not due to increased credit risks associated with specific securities. Accordingly, no other-than-temporary impairment was recorded for the year ended December 31, 2022 and there were no realized gains or losses recorded during the year ended December 31, 2022.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis:

	Fair value measurement at reporting date
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022
Cash equivalents:
Money market funds	$8,526,786	$—	$—
Commercial paper	—	—	—
Total cash and cash equivalents	$8,526,786	$—	$—

Marketable securities:
Commercial paper	$—	$9,424,170	$—
US treasury	—	2,984,770	—
Total marketable securities	$—	$12,408,940	$—

Total financial assets	$8,526,786	$12,408,940	$—

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
Accrued payroll and payroll related expenses	$131,777	$879,971
Accrued professional fees	552,785	247,704
Accrued clinical studies expenses	475,141	786,579
Other	129,851	65,935
Total	$1,289,554	$1,980,189

7. Stockholders' Equity and Common Stock Warrants

Common Stock Warrants

As of December 31, 2022, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Common stock warrants issued in 2018 related to the January 2018 Offering	23,639	$599.71	-	$749.76	January 2023
Common stock warrants issued related to the May 2019 Offering	27,648	$250.09	-	$306.04	May and December 2024
Common stock warrants issued related to the November 2019 Offering	4,269		$17.51		November 2024
Common stock warrants issued related to the December 2019 Offering	6,264	$21.68	-	$34.92	December 2024 and June 2025
Common stock warrants issued related to the May 2020 Offering	11,424		$65.65		March 2025
Common stock warrants issued related to the May 2020 Investor Warrant Exercise	4,998		$29.70		November 2025
Common stock warrants issued related to the February 2021 Offering	33,649		$64.08		February 2026
	111,891

During the years ended December 31, 2022 and 2021, 18,077 and 1,071 warrants expired, respectively.

8. Stock-Based Compensation

2015 Equity Plan

The 2015 Equity Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's board of directors. Accordingly, 81,582 shares were added to the reserve as of January 1, 2023, which shares may be issued in connection with the grant of stock-based awards, including stock options, restricted stock, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the 2015 Equity Plan. As of December 31, 2022, there were 24,953 shares available for future issuance under the 2015 Equity Plan.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss for the periods indicated:

	December 31,
	2022	2021
Research and development	$215,904	$154,041
General and administrative	712,148	743,219
Total stock-based compensation expense	$928,052	$897,260

The following table summarizes the activity related to all stock options:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Balance at January 1, 2021	44,738	$407.60
Granted	36,310	44.66
Expired	(8,594)	68.48
Balance at December 31, 2021	72,454	265.91
Granted	77,088	9.87
Forfeited	(8,892)	147.28
Expired	(610)	1,562.92
Outstanding at December 31, 2022	140,040	126.75	8.5	—
Exercisable at December 31, 2022	74,086	$226.95	7.9	—
Vested and expected to vest at December 31, 2022	140,040	$126.75	8.5	—

The weighted average grant date fair value of stock option awards granted was $9.87 and $44.66 during the years ended December 31, 2022 and 2021, respectively. The total fair value of options vested during the years ended December 31, 2022 and 2021 were $0.8 million and $0.8 million, respectively. No options were exercised during any of the periods presented. At December 31, 2022, there was $0.9 million of unrecognized compensation cost related to unvested options that will be recognized as expense over a weighted-average period of 1.5 years.

The grant date fair value of employee stock options is determined using the Black-Scholes Model. The following assumptions were used during the years ended December 31, 2022 and 2021:

	2022			2021
Expected term (in years)	5.5	—	5.7		10
Risk-free interest rate	1.7%	—	3.9%	1.3%	—	1.7%
Expected volatility	121.4%	—	137.1%	122.6%	—	125.8%
Dividend yield	—	—	—	—	—	—

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

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to RSU stock-based payment awards:

	Number of Units	Weighted average grant date fair value
Balance at January 1, 2022	5,509	$34.78
Vested(1)	(1,857)	31.41
Outstanding at December 31, 2022	3,652	36.49

(1) The RSUs vested during the year ended December 31, 2022 were settled on a hybrid basis. The Company withheld 685 shares of common stock and, in lieu of delivering such shares, paid the RSU holder an amount in cash equal to the fair market value of such shares on the vesting date, representing the holder's approximate tax liability associated with the vesting.

The Company recognized approximately $65,000 and $54,000 in expense related to these units during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, there was approximately $0.1 million of unrecognized compensation cost that will be recognized over a weighted average period of 1.3 years.

9. Commitments and Contingencies

Office Space Lease Commitment

As of December 31, 2022, the Company had short-term agreements to utilize membership-based co-working space in both Charlottesville, Virginia and Philadelphia, Pennsylvania. Rent expense related to the Company's short-term agreements for the years ended December 31, 2022 and 2021 was approximately $18,000 and $5,000, respectively.

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

Defined Contribution Retirement Plan

The Company has established a 401(k) defined contribution plan that covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. The Company made matching contributions under the 401(k) Plan of approximately $97,000 and $75,000 for the years ended December 31, 2022 and 2021, respectively.

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

The Company believes the claims in this matter are without merit and is defending itself vigorously. However, at this stage, the Company is unable to predict the outcome and possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on the Company’s financial position. Depending on the outcome or resolution of this matter, it could have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

10.  Income Taxes

Income tax expense is summarized as follows:

	December 31, 2022	December 31, 2021
Federal	$—	$(362,150)
State	—	(81,743)
Total	—	(443,893)

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

DIFFUSION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred tax assets for federal income taxes consisted of the following:

Deferred tax assets	December 31, 2022	December 31, 2021
Net operating loss carryforwards	$8,650,404	$6,033,726
Stock option compensation	1,754,906	1,641,354
Orphan Drug credits	1,306,682	647,937
Capitalized start-up costs and other	12,788,834	12,403,925
Valuation allowance	(24,471,392)	(20,726,942)
Deferred tax assets	$—	$—

The Company does not have unrecognized tax benefits as of December 31, 2022 or December 31, 2021. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company had NOL carryforwards for federal and state income tax purposes at December 31, 2022 and 2021 of approximately:

Combined NOL Carryforwards:	December 31, 2022	December 31, 2021
Federal	$34,116,553	$23,442,045
State	30,727,733	23,436,624

The pre-2018 net operating loss carryforwards have begun to expire for both federal and state income tax purposes. Net operating loss carryforwards post Tax Cuts and Jobs Act of 2017 have an indefinite life. In November 2019, the Company increased the number of shares outstanding resulting in a change of ownership, under the provisions of Internal Revenue Code Section 382 and similar state provisions. These provisions limit the Company’s ability to utilize these net operating loss carryforwards to offset future income. The amounts above reflect the amount of NOLs that the Company expects to be able to utilize as a result of the limitation. The Company recorded a 100% valuation allowance of the deferred tax assets as of December 31, 2022 because of the uncertainty of their realization.

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

Rate reconciliation:	December 31, 2022	December 31, 2021
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax, net of Federal benefit	(3.9)%	(4.7)%
Orphan drug credit	(4.5)%	(0.4)%
Change in valuation allowance	29.0%	24.3%
Stock compensation	0.4%	—%
Other	—%	—%
Total provision	—%	(1.8)%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s 2018 to 2022 tax years remain open and subject to examination. All net operating losses and credits remain subject to review until utilized.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors & Director Independence

The Board has determined that five of our six current directors — Robert Adams, Mark T. Giles, Jane H. Hollingsworth, Diana Lanchoney, and Alan Levin — are “independent directors” under the Listing Rules of the Nasdaq Capital Market.

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

Currently, Jane H. Hollingsworth serves as the Chair of the Board and Robert J. Cobuzzi, Jr. serves as our Chief Executive Officer. The Board believes that it is currently in the best interests of the Company’s stockholders to separate these offices. This separation allows for our Board Chair to act as a bridge between the Board and the operating organization, while our Chief Executive Officer focuses on running the Company’s business. The Board believes that this separation allows for a more effective utilization of the proven leadership capabilities, breadth of industry experience, and business success of the individuals holding both positions, and that the Company and its stockholders are best currently served by this leadership structure.

Executive Sessions

Generally, at regular meetings of the Board, our independent directors meet in executive session with no company management present during a portion of each meeting. Ms. Hollingsworth typically presides over these executive sessions and serves as a liaison between the independent directors and our Chief Executive Officer.

Board Meetings and Attendance

During 2022, the Board held 28 meetings. Each of our directors attended 75 percent or more of the meetings of the Board and all committees on which he or she served during 2022.

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

Composition and Audit Committee Financial Expert

The current members of the Audit Committee are Mr. Giles, Mr. Levin, and Ms. Hollingsworth. Mr. Levin is the chair of the Audit Committee.

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

Meetings

The Audit Committee met four times during 2022.

Processes and Procedures for Complaints

The Audit Committee has established procedures for the receipt, retention and treatment of complaints the Company receives regarding accounting, internal accounting controls, or auditing matters, and the submission by our employees, on a confidential and anonymous basis, of concerns regarding questionable accounting or auditing matters. Our personnel with such concerns are encouraged to discuss their concerns with their supervisor first, who in turn will be responsible for informing our Chief Executive Officer of any concerns raised. If an employee prefers not to discuss a particular matter with his or her own supervisor, the employee may instead discuss such matter with our Chief Executive Officer. If an individual prefers not to discuss a matter with the Chief Executive Officer or if the Chief Executive Officer is unavailable and the matter is urgent, the individual is encouraged to contact the Chair of the Audit Committee, Mr. Levin.

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

Composition

The current members of the Compensation Committee are Mr. Adams, Ms. Hollingsworth, and Dr. Lanchoney. Mr. Adams is the chair of the Compensation Committee. Each of the three current members of the Compensation Committee is an “independent director” under the Listing Rules of the Nasdaq Capital Market and a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

Meetings

The Compensation Committee met five times during 2022.

Processes and Procedures for Consideration and Determination of Executive Compensation

The Compensation Committee has authority to determine all compensation applicable to our executive officers. In setting executive compensation for our executive officers, the Compensation Committee considers, among other things, the following primary factors: each executive’s position within the Company and the level of responsibility; the ability of the executive to affect key business initiatives; the executive’s individual experience and qualifications; compensation paid to executives of comparable positions by companies similar to our Company; Company and individual performance; and the executive’s current and historical compensation levels. The Compensation Committee has also from time to time – including, most recently, during 2021 – retained the services of its independent consulting firm, Radford, to provide advice with respect to executive compensation, such as developing a group of comparable peer companies and reviewing executive and director compensation levels. In making decisions regarding the form and amount of compensation to be paid to our executives, the Compensation Committee may consider information gathered by, and the recommendations of, Radford, when necessary and appropriate.

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

•    being aware of best practices in corporate governance, and developing and recommending to the Board a set of corporate governance standards to govern the Board, its committees, the Company, and our employees in the conduct of our business and affairs;

•    developing and overseeing a Board and Board committee evaluation process; and

•    reviewing and discussing with our Chief Executive Officer and reporting periodically to the Board plans for executive officer development and succession plans for the Chief Executive Officer and other key executive officers and employees.

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

Meetings

The Nominating and Corporate Governance Committee met three times during 2022.

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

In identifying and evaluating new candidates for election to the Board, the Nominating and Corporate Governance Committee from time to time solicits recommendations from persons with whom the Nominating and Corporate Governance Committee is familiar and who are knowledgeable about the Company and the biotech industry generally for nominees likely to have the qualifications, skills and characteristics required for Board nominees. Such persons may include members of the Board and senior management of Diffusion. In addition, the Nominating and Corporate Governance Committee may engage a search firm to assist it in identifying qualified candidates. The Nominating and Corporate Governance Committee would typically review and evaluate each candidate whom it believes merits serious consideration, taking into account available information concerning the candidate, any qualifications or criteria for Board membership established by the Nominating and Corporate Governance Committee, the existing composition of the Board (including with respect to diversity), and other factors that it deems relevant. In conducting its review and evaluation, the Nominating and Corporate Governance Committee may solicit the views of our management, other Board members and any other individuals it believes may have insight into a candidate. The Nominating and Corporate Governance Committee may designate one or more of its members and/or other Board members to interview any proposed candidate. The Nominating and Corporate Governance Committee also, in general, considers recommendations for the nomination of directors submitted by our stockholders in the same manner.

In addition, in connection with our ongoing strategic review process, potential counterparties are likely to seek representation and/or the right to nominate specific individuals to the Board in connection with a proposed transaction.

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

LifeSci Settlement Agreement

In December 2022, we entered into a binding settlement agreement with LifeSci Special Opportunities Master Fund Ltd. ("LifeSci"), a stockholder of the Company, and certain of its affiliates following LifeSci's submission of a letter in November 2022 seeking to nominate an alternative slate of directors (collectively, the “LifeSci Nominees”) at our 2022 Annual Meeting of Stockholders. Upon the terms and subject to the conditions set forth in the settlement agreement, (i) LifeSci agreed to irrevocably withdraw its notices nominating the LifeSci Nominees for election to the Board and to vote its shares of the Company’s common stock in favor of the election of the nominees recommended by the Board and (ii) the Company agreed that, in the event it has not completed an Extraordinary Transaction (as defined in the settlement agreement) prior to July 1, 2023 and so long as LifeSci Special Opportunities and its named affiliates collectively own at least 96,976 of the Company’s outstanding shares of common stock, the Company will promptly appoint one of the LifeSci Nominees to the Board.

DIRECTORS

Number of Directors

Our Bylaws provide that the Board will consist of at least one member, or such other number as may be determined by the Board or our stockholders. The Board has currently fixed the number of directors at six.

Information About Our Directors

The table below sets forth, as of March 15, 2023, certain information that has been furnished to us by our current directors.

Name	Age	Director Since
Robert Adams	72	2016
Robert J. Cobuzzi, Jr., Ph.D.	58	2020
Mark T. Giles	68	2016
Jane H. Hollingsworth	64	2020
Diana Lanchoney, M.D.	56	2021
Alan Levin	60	2016

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

Robert J. Cobuzzi, Jr., Ph.D. – Dr. Cobuzzi has served as a director since January 2020 and as our President and Chief Executive Officer since September 2020. Dr. Cobuzzi also currently serves as a Venture Partner and Chairman of the Business Development Board for Sunstone Life Science Ventures, an independent European venture capital investment firm focused on life science therapeutic innovations. Previously, Dr. Cobuzzi served as an Advisor to the Mitochondrial Disease Research Program at the Children’s Hospital of Philadelphia, an internationally recognized hospital and research center devoted to children, from January 2019 to April 2020, and as President and Chief Executive Officer of MitoCUREia, Inc., an affiliated company, from July 2019 to July 2020. From 2005 to 2018, Dr. Cobuzzi served in various roles at Endo International PLC, a specialty branded and generic pharmaceuticals manufacturer, most recently serving as President of Endo Ventures Limited. Dr. Cobuzzi received his Bachelor of Arts in Biochemistry and Art History from Colby College and his Ph.D. in Molecular and Cellular Biochemistry from Loyola University Chicago. He served as a Post-doctoral Fellow in Experimental Therapeutics at Roswell Park Cancer Institute.

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

Jane H. Hollingsworth – Ms. Hollingsworth has served as a director since September 2020. She currently serves as the founding Managing Partner of Militia Hill Ventures, an organization that creates, builds, and invests in life sciences companies, a role she has held since 2013. While at Militia Hill, Jane co-founded and currently serves as Executive Chair of Eliksa Therapeutics, a regenerative medicine company, co-founded and served as Executive Chair of Spirovant Sciences, a gene therapy company sold to Sumitomo Dainippon Pharma, and served as Executive Chair and CEO of Immunome Inc., a cancer immunotherapy company. Prior to founding Militia Hill, Ms. Hollingsworth co-founded and served as Chief Executive Officer of NuPathe, Inc., a neuroscience focused biopharmaceutical company. She also co-founded and served as EVP of Auxilium Pharmaceuticals, a urology and rare disease focused biopharmaceutical company. Ms. Hollingsworth also currently serves on the boards of the life science companies Afimmune Ltd. and Ribonova, and various industry and community organizations, including the University City Science Center, the Kimmel Center for the Performing Arts and Breatcancer.Org. Ms. Hollingsworth received her B.A. from Gettysburg College and her J.D. from Villanova University.

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

As further described below, the principal elements of our non-employee director compensation program have historically included cash compensation in the form of annual cash retainers and long-term equity-based incentive compensation, in the form of stock options and restricted stock units.

Cash Compensation

The cash compensation paid to our non-employee members of the Board consists of the following cash retainers:

Description	Annual Cash Retainer
Board Member	$40,000
Chairman of the Board	$25,000
Audit Committee Chair	$15,000
Compensation Committee Chair	$10,000
Nominating and Corporate Governance Committee Chair	$8,000
Audit Committee Member (other than Chair)	$7,500
Compensation Committee Member (other than Chair)	$5,000
Nominating and Corporate Governance Committee Member (other than Chair)	$4,000

The annual cash retainers are paid in regular installments and otherwise in accordance with the Company’s standard payroll practices. The Compensation Committee has also reserved the right to make a portion of such payments in the form of equity rather than cash under certain conditions. During the fiscal year 2022, all retainers were paid in cash.

Long-Term Equity-Based Incentive Compensation

In addition to cash compensation, our non-employee directors have historically received long-term equity-based incentive compensation in the form of options to purchase shares of our common stock and restricted stock units. Upon a non-employee director’s initial appointment to the Board, he or she shall receive a stock option award to purchase a number of shares of common stock equal to 0.114% of our shares of common stock outstanding on the grant date, vesting in 18 equal monthly installments following his or her appointment to the Board. In addition, upon appointment he or she also receives a restricted stock unit award for an equivalent number of shares, vesting in six tri-monthly installments commencing on the 18-month anniversary of his or her appointment to the Board. Directors appointed prior to January 1, 2020 received the entirety of this initial appointment award in the form of an option.

In addition, each non-employee director historically received an annual stock option award to purchase a number of shares of common stock equal to 0.114% of our shares of common stock outstanding on the grant date, vesting in equal monthly installments over one year, unless otherwise provided by the Compensation Committee. In consideration of, among other things, uncertainties regarding with the Company's long-term focus pending the completion of the Board's strategic review process, the Compensation Committee made the determination that no equity-based compensation would be awarded to the Company's non-employee directors during 2022 (other than the continued vesting of awards granted prior to 2022).

All option awards granted to our non-employee directors have a ten-year term and an exercise price equal to the fair market value of our common stock on the grant date.

Director Compensation Table for 2022

The table below provides summary information concerning the compensation of each individual who served as a non-employee director of the Company during the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Robert Adams	$54,000	$-	$-	$-	$54,000
Robert J. Cobuzzi, Jr., Ph.D. (1)	$-	$-	$-	$691,787	$691,787
Eric Francois (2)	$50,481	$-	$-	$-	$50,481
Mark T. Giles	$55,500	$-	$-	$-	$55,500
Jane H. Hollingsworth	$77,500	$-	$-	$-	$77,500
Diana Lanchoney	$49,000	$-	$-	$-	$49,000
Alan Levin	$59,000	$-	$-	$-	$59,000

1) Reflects compensation for Dr. Cobuzzi’s service as our President and Chief Executive Officer.  See “Item 11. Executive Compensation -- Summary Compensation Table” for additional information.  Dr. Cobuzzi does not receive any additional compensation for his service as a director.

2) Mr. Francois resigned from the Board and all Board committees of which he was a member effective December 16, 2022.

EXECUTIVE OFFICERS

Information About Our Executive Officers

The table below sets forth, as of March 15, 2023, certain information concerning our current executive officers. Biographical information for Dr. Cobuzzi is included above under the heading, “Directors — Information About Our Directors," and incorporated herein by reference.

Name	Age	Position with Diffusion
Robert J. Cobuzzi, Jr., Ph.D.	58	President and Chief Executive Officer
William K. Hornung	54	Chief Financial Officer
William R. Elder	40	General Counsel & Corporate Secretary

In addition, the paragraphs below provide further information about each current director, including all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly held companies of which he or she currently serves as a director or served as a director during the past five years.

William K. Hornung – Mr. Hornung serves as our Chief Financial Officer, a position he has held since September 2018. Prior to his appointment as Chief Financial Officer, Mr. Hornung served as the Chief Business Officer at Diffusion from July 2017 through September 2018. Previously, Mr. Hornung served as Chief Financial Officer of Contravir Pharmaceuticals from June 2014 to November 2015 and helped the company up-list to Nasdaq and raise nearly $30 million. Prior to Contravir, from 2002 through 2014 Mr. Hornung held positions of increasing responsibility with PTC Therapeutics, most recently serving as Vice President of Finance from April 2012 to March 2014. While at PTC Therapeutics, he oversaw the initial public offering process and raised more than $1 billion. From 1998 through 2002, Mr. Hornung was with Elan Pharmaceuticals (formerly The Liposome Company) in various financial roles. At Liposome and Elan he was responsible for strategic planning and operations of the company's UK-based European headquarters. Earlier in his career, Mr. Hornung worked for a clinical research organization where he was responsible for project management and nearly all financial aspects of the company. Mr. Hornung holds a Bachelor of Science in Accounting from the William Paterson State University of New Jersey.

William R. Elder – Mr. Elder has served as our General Counsel & Corporate Secretary since September 2020. Prior to joining Diffusion, Mr. Elder principally served as president and chief executive officer of BillyVonElds, LLC, a season-long and daily fantasy sports company, where he managed all corporate, legal, and operational aspects of the business from April 2019 to September 2020. From July 2020 to September 2020, Mr. Elder also served as a part-time consultant to Diffusion. From 2011 to February 2019, Mr. Elder served as a corporate and securities associate for Dechert LLP, an international law firm, where Mr. Elder’s practice focused primarily on counseling public companies on securities laws and regulatory requirements, corporate governance matters, and financial transactions in the equity and debt markets. He received his J.D. from the University of Pennsylvania Law School, an M.S. in finance from Villanova University, and a B.A. in economics from Tufts University.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below provides summary compensation information concerning compensation awarded for service during the years ended December 31, 2022 and December 31, 2021 to the individuals that served as our named executive officers during the year ended December 31, 2022:

Name and Principal Position	Year	Salary (1)	Bonus Compensation (2)	Stock Awards	Option Awards (3)	All Other Compensation (4)	Total
Robert J. Cobuzzi, Jr., Ph.D.	2022	$450,000	$202,500	$--	$--	$39,287	$691,787
Chief Executive Officer	2021	$410,000	$164,000	$--	$170,735	$38,617	$783,352
William K. Hornung	2022	$339,551	$90,915	$--	$--	$29,660	$460,126
Chief Financial Officer	2021	$324,929	$96,667	$--	$84,838	$29,084	$535,518
William R. Elder	2022	$292,782	$115,283	$--	$--	$5,858	$413,923
General Counsel	2021	$256,250	$76,234	$--	$66,246	$5,877	$404,607
Christopher D. Galloway, M.D. (5)	2022	$391,875	$126,968	$--	$--	$37,374	$556,217
Former Chief Medical Officer	2021	$375,000	$127,500	$--	$86,393	$37,092	$625,985

1.	Represents cash portion of base salary.

2.	Represents the annual cash incentive bonuses for service during the applicable year by our named executive officers.

3.

The amounts shown in this column reflect the grant date fair value of option awards granted for service during the applicable year, calculated in accordance with the provisions of ASC Topic 718 and determined without regard to forfeitures. Amounts shown for 2021 include the full grant date fair value of (i) time-based awards granted in January 2022 and (ii) milestone-based, performance awards granted in March 2021. Pursuant to the terms of the award agreements for the performance awards, two-thirds of the underlying shares originally granted were automatically forfeited due to the first patient in the ILD-DLCO Trial not being dosed on or before September 30, 2021. The Company subsequently announced dosing of the first patients in the ILD-DLCO Trial on December 16, 2021.

4.	The amounts reported in this column for 2021 represent (w) with respect to Dr. Cobuzzi, (i) $11,600 in 401(k) Plan matching contributions by the Company and (iii) $27,017 in Company-paid health insurance premiums, (x) with respect to Mr. Hornung, (i) $11,600 in 401(k) Plan matching contributions by the Company and (ii) $17,484 in Company-paid health insurance premiums, (y) with respect to Dr. Galloway, (i) $11,600 in 401(k) Plan matching contributions by the Company and (ii) $25,492 in Company-paid health insurance premiums, and (z) with respect to Mr. Elder, $5,877 in Company-paid health insurance premiums. The amounts reported in this column for 2022 represent (w) with respect to Dr. Cobuzzi, (i) $11,600 in 401(k) Plan matching contributions by the Company and (ii) $39,287 in Company-paid health insurance premiums, (x) with respect to Mr. Hornung, (i) $11,600 in 401(k) Plan matching contributions by the Company and (ii) $29,660 in Company-paid health insurance premiums, (y) with respect to Dr. Galloway, (i) $11,600 in 401(k) Plan matching contributions by the Company and (ii) $37,374 in Company-paid health insurance premiums, and (z) with respect to Mr. Elder, $5,858 in Company-paid health insurance premiums.

5.

As part of our reduction in force announced on February 16, 2023, Dr. Galloway departed Diffusion effective March 1, 2023 and no longer serves as our Chief Medical Officer.  In accordance with the terms of his employment agreement as described in the 2021 Annual Report and his separation agreement filed as Exhibit 10.14 to this Annual Report and described in our Current Report on Form 8-K filed with the SEC on February 16, 2023, Dr. Galloway received separation benefits in connection with his departure, including a lump-sum payment of nine months (75%) of his current annual base salary and a pro-rated annual cash bonus for the current calendar year based on the number of days served as Chief Medical Officer during 2023.

Employment Agreements

Robert J. Cobuzzi, Jr., Ph.D., President & Chief Executive Officer

Effective September 8, 2020, we entered into an employment agreement with Dr. Cobuzzi pursuant to which he serves as our President & Chief Executive Officer. The employment agreement has an indefinite term. Dr. Cobuzzi is currently entitled to an initial annual base salary of $410,000, subject to increase at the discretion of the Board. Dr. Cobuzzi has the opportunity to earn a target annual bonus of 50 percent of his base salary. The Board may, in its discretion, pay a portion of Dr. Cobuzzi’ annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Dr. Cobuzzi’s entire base salary and annual bonus will be paid in cash. For 2022, Dr. Cobuzzi’s entire pro-rated base salary was paid in cash. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition and non-solicitation provisions (each applicable during employment and for 24 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

William K. Hornung, Chief Financial Officer

Effective September 21, 2018, we entered into an amended and restated employment agreement with Mr. Hornung pursuant to which he serves as our Chief Financial Officer. The employment agreement has an indefinite term. Mr. Hornung was entitled to an annual base salary of $298,100 during 2020, subject to increase at the discretion of the Board. Mr. Hornung has the opportunity to earn a target annual bonus of 35 percent of his base salary. The Board may, in its discretion, pay a portion of Mr. Hornung’s annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Mr. Hornung’s entire base salary and annual bonus will be paid in cash. For 2022, Mr. Hornung’s entire base salary was paid in cash. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition and non-solicitation provisions (each applicable during employment and for 18 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

William R. Elder, General Counsel & Corporate Secretary

Effective September 23, 2020, we entered into an employment agreement with Mr. Elder pursuant to which he serves as our General Counsel & Corporate Secretary. The employment agreement has an indefinite term. Mr. Elder is entitled to an initial annual base salary of $250,000, subject to increase at the discretion of the Board. Mr. Elder has the opportunity to earn a target annual bonus of 30 percent of his base salary. The Board may, in its discretion, pay a portion of Mr. Elder’s annual salary and annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a “change of control” (as defined in the employment agreement) occurs, Mr. Elder’s entire base salary and annual bonus will be paid in cash. For 2022, Mr. Elder’s entire pro-rated base salary was paid in cash. The employment agreement contains certain severance and change of control provisions as described in more detail under the heading “—Post-Termination Severance and Change in Control Arrangements.” The employment agreement also contains certain non-competition and non-solicitation provisions (each applicable during employment and for 24 months thereafter), as well as confidentiality and non-disparagement provisions (each applicable during employment and at all times thereafter).

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

In the first quarter of 2021, the Compensation Committee granted 50% of the annual long-term equity incentive awards granted to our named executive officers at the outset of the year in the form of performance-based options the vesting of which was dependent on the achievement of specified performance metrics during calendar year 2021. The remaining 50 percent were granted in the form of option awards subject to time-based vesting in accordance with the Company's past practice.

In the first quarter of 2022, the Compensation Committee returned to the Company's historic practice of granting all such awards as options subject to time-based vesting.

In consideration of, among other things, uncertainties regarding with the Company's long-term focus pending the completion of the Board's strategic review process, the Compensation Committee made the determination that no equity-based compensation would be awarded to the Company's named executive officers or other employees in the first quarter of 2023 (other than the continued vesting of previously granted awards).

2022 Bonus Compensation

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

Outstanding Equity Awards at Fiscal Year End

Option Awards

The table below provides information regarding unexercised stock option awards held by each of our named executive officers that remained outstanding as of December 31, 2022. Unless otherwise indicated, each grant was awarded under our 2015 Equity Plan.

Name	Award Type	Grant Date	Shares Underlying Unexercised Options Exercisable	Shares Underlying Unexercised Options Unexercisable	Exercise Price	Expiration Date
Robert J. Cobuzzi, Jr., Ph.D.	NQO	1/7/2020	2,372	—	$25.50	1/7/2030
	NQO	6/17/2020	1,226	—	$50.00	6/17/2030
	NQO	9/8/2020	7,128	2,372	$39.50	9/8/2030
	NQO	3/1/2021	660	414	$55.50	3/1/2031
	NQO**	3/1/2021	719	355	$55.50	3/1/2031
	NQO	1/27/2022	5,100	10,187	$12.00	1/7/2023
William K. Hornung	NQO	1/2/2018	120	—	$885.00	1/2/2028
	NQO	1/2/2019	326	—	$105.00	1/2/2029
	NQO	1/2/2020	1,052	—	$23.00	1/2/2030
	NQO	3/1/2021	1,503	952	$55.50	3/1/2031
	NQO**	3/1/2021	358	175	$55.50	3/1/2031
	NQO	1/27/2022	2,040	4,074	$12.00	1/27/2023
William R. Elder	NQO*	9/22/2020	1,053	347	$41.00	9/22/2030
	NQO	3/1/2021	1,078	675	$55.50	3/1/2031
	NQO**	3/1/2021	283	133	$55.50	3/1/2031
	NQO	1/27/2022	2,040	4,074	$12.00	1/27/2023

* - Non-plan based equity award grant made as an inducement to the individual’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

** - Pursuant to the terms of the corresponding award agreements, two-thirds of the underlying shares originally granted were automatically forfeited on October 1, 2021 due to non-achievement of certain specified performance metrics.

Restricted Stock Unit Awards

The table below provides information regarding restricted stock unit awards held by each of our named executive officers that remained outstanding as of December 31, 2022, if any. Each grant was awarded under our 2015 Equity Plan.

Name	Award Type	Grant Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested*
Robert J. Cobuzzi, Jr., Ph.D.	RSU	1/7/2020	327	$1,655

* - Based on a price per share of $5.06, the closing price of our common stock on December 30, 2022, as reported by Nasdaq. The award was granted to Dr. Cobuzzi in connection with his appointment as a non-employee director in January 2020 and vested in six tri-monthly installments. The first such installment vested on October 31, 2021 and the final installment vested on January 31, 2023.

401(k) Retirement Plan

We maintain our 401(k) Plan pursuant to which all eligible employees are entitled to make pre-tax and after-tax contributions of their compensation. In addition, the Company makes discretionary matching contributions at a rate of 100% for contributions up to 3% of the participant’s eligible compensation and 50% for any additional contributions up to 5% of the participant’s eligible compensation. The matching contributions received by our named executive officers in 2022 and 2021 are reported in the “All Other Compensation” column of the Summary Compensation Table above.

Post-Termination Severance and Change in Control Arrangements

As described under the heading “—Employment Agreements,” we have entered into employment agreements with each of Dr. Cobuzzi and Messrs. Hornung and Elder that provide for certain severance and change of control benefits, subject to the execution and non-revocation of a release of claims by the executive or his estate (as applicable).

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

Under the employment agreements for each of Messrs. Hornung and Elder (and, prior to his separation, Dr. Galloway), in the event that the executive’s employment is terminated by us other than for “cause”, death or “disability” or upon the executive’s resignation for “good reason” (as such terms are defined in the applicable employment agreement), the applicable executive will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, continuation of base salary for nine months, plus 12 months of COBRA premium reimbursement, provided that if such termination occurs within 60 days before or within 24 months following a “change of control” (as defined in the applicable employment agreement), then the executive will be entitled to receive the same severance benefits as described above, except that the executive will receive (a) a payment equal to 1.5 times the sum of the executive’s base salary and the higher of the executive’s target annual bonus opportunity and the bonus payment the executive received for the year immediately preceding the year in which the termination occurred instead of nine months of base salary continuation and (b) a payment equal to 18 times the monthly COBRA premium for the executive and any eligible dependents instead of 12 months of COBRA reimbursements (the payments in clauses (a) and (b) are paid in a lump sum in some cases and in installments over nine or 12 months in other cases). In addition, if the applicable executive’s employment is terminated by the Company without cause or by the applicable executive for good reason, in either case, upon or within 24 months following a change of control, then the applicable executive will be entitled to full vesting of all equity awards received by the executive from us (with any equity awards that are subject to the satisfaction of performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 24 months following the termination date (but in no event beyond the expiration date of the applicable option or stock appreciation right)).

Under the employment agreements for each of our current named executive officers (and, prior to his separation, Dr. Galloway), in the event that the executive’s employment is terminated due to his or her death or disability, the executive (or the executive’s estate) will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, 12 months of COBRA premium reimbursement and accelerated vesting of (a) all equity awards received in payment of base salary or an annual bonus and (b) with respect to any other equity award, the greater of the portion of the unvested equity award that would have become vested within 12 months after the termination date had no termination occurred and the portion of the unvested equity award that is subject to accelerated vesting (if any) upon such termination under the applicable equity plan or award agreement (with performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 12 months following the termination date or, if longer, such period as provided under the applicable equity plan or award agreement (but in no event beyond the expiration date of the applicable option or stock appreciation right)).

Further, under the terms of the stock option agreements with our named executive officers, upon a completion of a “change of control” (as defined in the 2015 Equity Plan), options held by our named executive officers will become immediately vested and remain exercisable through their expiration date regardless of whether the holder remains in the employment or service of the Company after the change of control. Alternatively, in connection with a change of control, the Compensation Committee may, in its sole discretion, cash out the options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based on information available to us and filings with the SEC, the following table sets forth certain information regarding the beneficial ownership (as defined by Rule 13d-3 under the Exchange Act) of our outstanding common stock as of March 15, 2023 for (i) each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock, if any, (ii) each of our current directors; (iii) each of our current named executive officers (as defined in Item 402(a)(3) of Regulation S-K under the Exchange Act); and (iv) all of our current directors and named executive officers as a group. As of March 15, 2023, to our knowledge, no beneficial owner owned 5% or more of the shares of common stock then outstanding.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under restricted stock units, stock options or warrants that are exercisable or convertible within 60 days of March 15, 2023 are deemed outstanding for the purpose of computing the beneficial ownership percentage of the holder thereof, but are not deemed outstanding for the purpose of computing the beneficial ownership percentage of any other person. Ownership is based upon information provided by each respective director and officer and public documents filed with the SEC, including Forms 3 and 4, Schedules 13D and 13G and certain other documents, which information may not be accurate as of the Record Date.

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

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Common Stock Beneficial Ownership Percentage (2)
Current Directors
Robert Adams (3)	3,585	*
Robert J. Cobuzzi, Jr., Ph.D. (4)	21,817	1.1%
Mark T. Giles (5)	4,589	*
Jane H. Hollingsworth (6)	4,130	*
Diana Lanchoney, M.D. (7)	3,564	*
Alan Levin (8)	3,535	*
Current Named Executive Officers
William R. Elder (9)	5,934	*
William K. Hornung (10)	6,411	*

All Current Directors, Director Nominees, and Named Executive Officers as a Group (eight persons) (11)	53,365	2.6%

* Indicates less than 1.0%

1.    Includes shares of common stock held as of March 15, 2023 plus shares of common stock that may be acquired upon exercise of options, warrants and other rights exercisable within 60 days of the March 15, 2023.

2.    Based on 2,039,878 shares of common stock issued and outstanding as of March 15, 2023. The percentage ownership and voting power for each person (or all directors and executive officers as a group) is calculated by assuming (i) the exercise or conversion of all options, RSUs and other convertible securities exercisable or convertible within 60 days of March 15, 2023 held by such person and (ii) the non-exercise and non-conversion of all outstanding options, RSUs and other convertible securities held by all other persons (including our other directors and executive officers).

3.    Consists of (a) 34 shares held directly by Mr. Adams, (b) 12 shares held jointly with Mr. Adams’ wife, (c) 25 shares held for the benefit of Mr. Adams in his 401(k) retirement account, and (d) 3,514 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023.

4.    Consists of (a) 1,616 shares held directly by Dr. Cobuzzi and (b) 20,201 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023.

5.    Consists of (a) 5 shares held for the benefit of Mr. Giles in his individual retirement account, (b) 1,070 shares held by MTG Investment Holdings, LLC, and (c) 3,514 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023. Mr. Giles is the sole member of MTG Investment Holdings, LLC and may be deemed to be the beneficial owner of such securities. Mr. Giles disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

6.    Consists of (a) 1,116 shares held directly by Ms. Hollingsworth, and (b) 3,014 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023.

7.    Consists of (a) 3,332 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023 and (b) 232 shares of common stock issuable upon the vesting of RSUs expected to vest within 60 days of March 15, 2023.

8.    Consists of (a) 33 shares held by Mr. Levin directly and (b) 3,502 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023.

9.    Consists of (a) 400 shares held directly by Mr. Elder and (b) 5,534 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023.

10.    Consists of 6,411 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023.

11.    Includes (a) 49,022 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023 and (b) 232 shares of common stock issuable upon the vesting of RSUs expected to vest within 60 days of March 15, 2023.

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

To our knowledge, based on a review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 31, 2021, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act, for our directors, executive officers and beneficial owners of greater than 10 percent of our common stock were filed on a timely basis during the year ended December 31, 2021, except for the following, each of which were not timely filed: a Form 3 relating to Ms. Raven Jaeger's appointment as Chief Regulatory Officer on May 18, 2022, filed on August 26, 2022; and a Form 4 relating to a June 7, 2022 option grant to Ms. Raven Jaeger in connection with such appointment, also filed on August 26, 2022.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders (2)	138,292	$130.14	(3)	24,953	(4)
Equity compensation plans not approved by security holders (5)	5,400	$42.11		0
Total	143,692	$126.75	(3)	24,953	(4)

1.	Excludes securities reflected under, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.

2.	Consists of options to purchase 134,640 shares of common stock and 3,652 restricted stock units, in each case, awarded pursuant to the 2015 Equity Plan.

3.	Reflects the weighted-average exercise price of outstanding stock options and does not include restricted stock units.

4.

The 2015 Equity Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company's board of directors. Accordingly, 81,582 shares were added to the reserve as of January 1, 2023.

5.	Consists of options to purchase shares awarded as an inducement to an individual’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Our Audit Committee is charged with the responsibility of reviewing and approving or ratifying all related person transactions in accordance with the Listing Rules of the Nasdaq Capital Market and other applicable law, rules and regulations and any related policies and procedures adopted by or on behalf of the Company and then in effect.

Since January 1, 2021, the following are the only transactions to which we have been a party in which (i) the amount involved in the transaction exceeds $120,000 and (ii) any of our directors, nominees for director, former directors, executive officers, to our knowledge, beneficial owners of more than 5% of our capital stock, or any members of their immediate family or any entities affiliated with any of the foregoing persons had or will have a direct or indirect material interest: The Company’s former Senior Director of Information Technologies, who is the son of the former Chairman of the Board/Chief Executive Officer of the Company, received total compensation for 2022 and 2021 of approximately $196,606 and $151,250, respectively.

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

Independent Registered Public Accounting Firm

The Audit Committee selected KPMG LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2022. The Audit Committee's selection of KPMG LLP was ratified by our stockholders at our 2022 annual meeting of stockholders.

Independent Registered Public Accounting Firm’s Fees

The table below presents fees billed to us for professional services rendered by KPMG LLP for the years ended December 31, 2022 and December 31, 2021.

	Aggregate Amount Billed
	2022	2021
Audit Fees	$505,000	$365,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$505,000	$365,000

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures pursuant to which all audit, audit-related, and tax services and all permissible non-audit services provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. All services rendered by KPMG during 2022 and 2021 were permissible under applicable laws and regulations and were approved in advance by the Audit Committee in accordance with the rules adopted by the SEC in order to implement requirements of SOX.

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

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Certificate of Incorporation of Diffusion Pharmaceuticals Inc., as amended	Filed herewith
3.2	Bylaws of Diffusion Pharmaceuticals Inc., as amended	Filed herewith
3.3	Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 18, 2022
4.1	Form of 2018 Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 19, 2018
4.2	Form of 2018 Underwriter's Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on January 22, 2018
4.3	Form of May 2019 Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 28, 2019
4.4	Form of May 2019 Placement Agent’s Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 28, 2019
4.5	Form of November 2019 Series I Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 13, 2019
4.6	Form of November 2019 Series II Common Stock Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 13, 2019
4.7	Form of December 2019 Common Stock Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2019
4.8	Form of December 2019 Placement Agent’s Warrant	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 13, 2019
4.9	Form of May 2020 Placement Agent's Warrant (In Respect of Exercise Transaction)	Incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 8, 2020
4.10	Form of May 2020 Placement Agent's Warrant (In Respect of Offering Transaction)	Incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on May 20, 2020
4.11	Form of February 2021 Underwriter's Warrant	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 18, 2021
4.12	Description of Securities	Incorporated by reference to Exhibit 4.12 to the registrant's Annual Report on 10-K for the year ended December 31, 2019
10.1	Employment Agreement dated as of September 8, 2020 by and between Robert J. Cobuzzi, Jr., Ph.D. and Diffusion Pharmaceuticals Inc.*	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 9, 2020
10.2	Amended and Restated Employment Agreement, dated as of September 21, 2018, by and between William Karl Hornung and Diffusion Pharmaceuticals Inc. *	Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed September 27, 2018

10.3	Employment Agreement, dated as of October 19, 2020, by and between Christopher D. Galloway, M.D. and Diffusion Pharmaceuticals Inc. *	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed October 20, 2020
10.4	Employment Agreement, dated as of September 23, 2020, by and between William Elder and Diffusion Pharmaceuticals Inc. *	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed September 25, 2020
10.5	Employment Agreement, effective as of May 18, 2022, by and between Raven Jaeger and Diffusion Pharmaceuticals Inc.*	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 28, 2022
10.6	Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan*	Incorporated by reference to Appendix C to the registrants definitive proxy statement on Schedule 14A filed on June 10, 2016
10.7	Amendment No. 1 to Diffusion Pharmaceuticals Inc. 2015 Equity Incentive Plan*	Incorporated by reference to Appendix B to the registrants definitive proxy statement on Schedule 14A filed on June 10, 2016
10.8	Form of Stock Option Award Agreement under 2015 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2021
10.9	Form of Director RSU Agreement under 2015 Equity Incentive Plan*	Incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2021
10.10	Form of Diffusion Pharmaceuticals LLC Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.24 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
10.11	Form of Indemnification Agreement between Diffusion Pharmaceuticals Inc. and each of its Directors and Officers*	Incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015
10.12	Form of Subscription Agreement between Diffusion Pharmaceuticals Inc. and the investors named there, dated March 18, 2022	Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed March 18, 2022
10.13

Settlement Agreement, dated as of December 15, 2022, by and among Diffusion Pharmaceuticals Inc, LifeSci Special Opportunities Master Fund Ltd., LifeSci Special Opportunities Partners L.P., LifeSci Special Opportunities Offshore Fund, Ltd., LifeSci Special Opportunities Partners GP, LLC, LifeSci Management Company LLC, Pirate Cove Capital Ltd. and David Dobkin.

Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 16, 2022
10.14	Separation Agreement and General Release, effective as of March 8, 2023, by and between Diffusion Pharmaceuticals and Christopher D. Galloway, M.D.	Filed herewith
10.15	Separation Agreement and General Release, effective as of March 8, 2023, by and between Diffusion Pharmaceuticals and Raven Jaeger	Filed herewith
10.16	At-The-Market Sales Agreement, dated as of July 22, 2022, by and between Diffusion Pharmaceuticals Inc. and BTIG, LLC	Incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on July 22, 2022
21.1	Subsidiaries of Diffusion Pharmaceuticals Inc.	Filed herewith
23.1	Consent of KPMG LLP, independent registered public accounting firm	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101

The following materials from the registrant’s annual report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2023	DIFFUSION PHARMACEUTICALS INC.
	By:	/s/ Robert J. Cobuzzi, Jr., Ph.D. Robert J. Cobuzzi, Jr., Ph.D. President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. Cobuzzi, Jr., Ph.D.	President, Chief Executive Officer, and Director	March 24, 2023
Robert J. Cobuzzi, Jr., Ph.D.	(Principal Executive Officer)

/s/ William K. Hornung	Chief Financial Officer	March 24, 2023
William K. Hornung	(Principal Financial and Accounting Officer)

/s/ Jane H. Hollingsworth	Chair of the Board	March 24, 2023
Jane H. Hollingsworth

/s/ Robert Adams	Director	March 24, 2023
Robert Adams

/s/ Mark T. Giles	Director	March 24, 2023
Mark T. Giles

/s/ Diana Lanchoney	Director	March 24, 2023
Diana Lanchoney

/s/ Alan Levin	Director	March 24, 2023
Alan Levin