Form 10-Q
period 2024-03-31
CervoMed Inc.
filed 2024-05-14
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission file number: 001-37942

CervoMed Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0645032
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Park Plaza, Suite 424
Boston, Massachusetts	02116
(Address of principal executive offices, including zip code)	(Zip Code)

(617) 744-4400

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CRVO	NASDAQ Capital Market

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

Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

The number of shares of common stock outstanding at May 10, 2024 was 8,253,741 shares.

CervoMed Inc.

i

INTRODUCTORY NOTES

Note Regarding Company References and Other Defined Terms

As previously disclosed in our Current Report on Form 8-K filed with the SEC on August 17, 2023, on August 16, 2023, the Delaware corporation formerly known as “Diffusion Pharmaceuticals Inc.” completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger, dated March 30, 2023 (the “Merger Agreement”) by and among Diffusion Pharmaceuticals Inc. (“Diffusion”), Dawn Merger Inc., a wholly-owned subsidiary of Diffusion (“Merger Sub”) and EIP Pharma, Inc. (“EIP”), pursuant to which Merger Sub merged with and into EIP, with EIP surviving the Merger a wholly-owned subsidiary of Diffusion (the “Merger”). Additionally, on August 16, 2023, Diffusion changed its name from “Diffusion Pharmaceuticals Inc.” to “CervoMed Inc.”

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

For accounting purposes, the Merger is treated as a reverse recapitalization under US GAAP and EIP is considered the accounting acquirer. Accordingly, EIP’s historical results of operations are deemed the Company’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s consolidated financial statements. Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by EIP.

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
2024 Private Placement

our private placement of an aggregate of 2,532,285 units, each consisting of (i) (A) one share of common stock or (B) one Pre-Funded Warrant in lieu thereof and (ii) one Series A Warrant, for aggregate gross proceeds of up to approximately $149.4 million, completed on April 1, 2024

401(k) Plan	CervoMed Inc. 401(k) Defined Contribution Plan
AD	Alzheimer’s Disease

Annual Report	our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024
ASC	Accounting Standard Codification of the FASB
AscenD-LB Trial	our Phase 2a clinical trial evaluating neflamapimod for the treatment of patients with DLB, completed in the second half of 2021
ASU	Accounting Standards Update
BFC	basal forebrain cholinergic
Board	the board of directors of the Company
BTIG	BTIG LLC
CDR-SB	Clinical Dementia Rating Sum of Boxes test
CMO	contract manufacturing organization
Code	the U.S. Internal Revenue Code of 1986, as amended
Convertible Notes	collectively, the 2020 Notes and the 2021 Notes
CRO	contract research organization
DLB	dementia with Lewy bodies
Effective Time	the effective time of the Merger on August 16, 2023
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Ratio	the “Exchange Ratio” as defined in the Merger Agreement
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FTD	frontotemporal dementia
G&A	general and administrative
Nasdaq	Nasdaq Stock Market, LLC
NDA	New Drug Application
NIA	the National Institute on Aging of the National Institutes of Health
NIA Grant	the $21 million grant awarded to us by the NIA in January 2023 to support the RewinD-LB Trial
p38α	p38 mitogen-activated protein kinase alpha
Pre-Funded Warrants	the pre-funded warrants each to purchase one share of common stock at a purchase price of $0.001 per share issued in connection with the 2024 Private Placement
ptau181	plasma phosphorylated tau at position 181
R&D	research and development
Regulation S-K	Regulation S-K promulgated under the Securities Act

RewinD-LB Trial	our Phase 2b clinical trial evaluating neflamapimod for the treatment of patients with DLB, initiated in the second quarter of 2023
ROU	right-of-use
SEC	U.S. Securities and Exchange Commission
Section 382	Section 382 of the Code
Securities Act	Securities Act of 1933, as amended
Series A Warrants	the Series A warrants to purchase an aggregate of 2,532,285 shares of common stock at a purchase price of $39.24 per share issued in connection with the 2024 Private Placement
TUG	Timed Up and Go test
U.S.	United States of America
US GAAP	U.S. generally accepted accounting principles
Vertex	Vertex Pharmaceuticals Incorporated
Vertex Agreement	the Option and License Agreement, dated as of August 27, 2012, by and between EIP Pharma LLC and Vertex, as amended

Explanatory Note Regarding 2024 Private Placement

On April 1, 2024, pursuant to and in accordance with the terms of a securities purchase agreement with certain purchasers named therein, we completed the private placement of an aggregate of 2,532,285 units, each comprised of (i) (A) one share of common stock or (B) one Pre-Funded Warrant and (ii) one Series A Warrant. The aggregate upfront gross proceeds from the 2024 Private Placement were approximately $50.0 million, before deducting offering fees and expenses, and additional gross proceeds of up to approximately $99.4 million may be received if the Series A Warrants are exercised in full for cash.

The 2024 Private Placement was completed after March 31, 2024, the last day of the three-month period to which this Quarterly Report relates. Accordingly, the information contained in this Quarterly Report, including our unaudited condensed consolidated interim financial statements set forth in, “Part I — Item 1 — Financial Statements (Unaudited)” and the information regarding our liquidity, capital resources and cash runway set forth in, “Part I — Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” does not reflect the consummation of, or our receipt of proceeds from, the 2024 Private Placement. For additional information regarding the 2024 Private Placement, the terms thereof, and our expected use of the net proceeds therefrom, please refer to our Current Report on Form 8-K filed with the SEC on March 28, 2024.

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
●

uncertainties related to general economic, political, business, industry, and market conditions, including the continued availability of funding for the NIA to support disbursements under our previously received grant; and

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CervoMed Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,369,172	$7,792,846
Deferred offering costs	247,671	—
Prepaid expenses	1,348,679	1,256,501
Grant receivable	—	915,404
Total current assets	7,965,522	9,964,751
Other assets	31,926	7,770
Total assets	$7,997,448	$9,972,521
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	679,739	662,471
Deferred grant revenue	572,475	—
Accrued expenses and other current liabilities	1,408,856	1,933,276
Total liabilities	2,661,070	2,595,747
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Series A preferred stock $0.001 par value; 30,000,000 authorized at March 31, 2024 and December 31, 2023, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value: 1,000,000,000 shares authorized: 6,170,479 and 5,674,520 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6,170	5,674
Additional paid-in capital	62,285,332	61,811,889
Accumulated deficit	(56,955,124)	(54,440,789)
Total stockholders' equity	5,336,378	7,376,774
Total liabilities and stockholders' equity	$7,997,448	$9,972,521

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2024	2023 (As Restated)
Grant revenue	$2,347,250	$1,407,868
Operating expenses:
Research and development	2,814,258	1,833,274
General and administrative	2,127,930	1,000,913
Total operating expenses	4,942,188	2,834,187
Loss from operations	(2,594,938)	(1,426,319)
Other income (expense):
Other income (expense)	(30)	856,579
Interest income	80,633	35,404
Total other income, net	80,603	891,983
Net loss	$(2,514,335)	$(534,336)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.41)	$(1.03)
Weighted average shares outstanding, basic and diluted	6,170,501	518,140

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2024 and 2023

(unaudited)

	Convertible preferred stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2023	3,331,201	$24,287,211	518,140	$518	$18,983,339	$(52,268,916)	$(33,285,059)
Stock-based compensation expense	—	—	—	—	71,240	—	71,240
Net loss (As Restated)	—	—	—	—	—	(534,336)	(534,336)
Balance at March 31, 2023	3,331,201	$24,287,211	518,140	$518	$19,054,579	$(52,803,252)	$(33,748,155)

	Convertible preferred stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	—	$—	5,674,520	$5,674	$61,811,889	$(54,440,789)	$7,376,774
Stock options granted in lieu of bonus compensation	—	—	—	—	255,724	—	255,724
Cashless exercise of prefunded warrants	—	—	495,959	496	(496)	—	—
Stock-based compensation expense	—	—	—	—	218,215	—	218,215
Net loss	—	—	—	—	—	(2,514,335)	(2,514,335)
Balance at March 31, 2024	—	$—	6,170,479	$6,170	$62,285,332	$(56,955,124)	$5,336,378

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2024	2023 (As Restated)
Operating activities:
Net loss	$(2,514,335)	$(534,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	218,215	71,240
Changes in fair value of convertible debt	—	(858,000)
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(116,334)	(629,713)
Deferred offering costs	—	(638,018)
Accounts payable	(230,403)	240,257
Accrued expenses and other liabilities	(268,696)	364,807
Grant receivable	915,404
Deferred grant revenue	572,475	501,821
Net cash used in operating activities	(1,423,674)	(1,481,942)

Net decrease in cash and cash equivalents	(1,423,674)	(1,481,942)
Cash and cash equivalents at beginning of period	7,792,846	4,093,579
Cash and cash equivalents at end of period	$6,369,172	$2,611,637

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs in accounts payable and accrued expenses	$247,671	$—
Stock options granted in lieu of cash bonus	$255,724	$—
Cashless exercise of prefunded warrants	$496	$—

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

1. The Company and Description of Business

The Company is a corporation organized under the laws of the state of Delaware and headquartered in Boston, Massachusetts. The Company is a clinical-stage company focused on developing treatments for age-related neurologic disorders. The Company is currently focused on the development of its lead drug candidate, neflamapimod, an investigational, orally administered, small molecule brain penetrant that inhibits p38α in the neurons (nerve cells) within the brains of people with neurodegenerative diseases. Neflamapimod has the potential to treat and improve synaptic dysfunction, the reversible aspect of the underlying disease processes in DLB and certain other major neurological disorders, and is currently being evaluated in the Company's ongoing RewinD-LB Trial, a Phase 2b study in patients with DLB funded by a $21.0 million grant from the NIA.

2. Liquidity and Capital Resources

The Company has generated negative cash flows from operations and, as of March 31, 2024, had an accumulated deficit of approximately $57.0 million. Based on its current operating plan, the Company believes its existing cash and cash equivalents on hand as of March 31, 2024, along with the remaining funds to be received from the NIA grant and the upfront proceeds received from the 2024 Private Placement on April 1, 2024, will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance of these unaudited condensed consolidated interim financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it currently expects. The Company will continue to require additional financing to advance its current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. The Company intends to continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. If the Company does raise additional capital through public or private equity offerings, the ownership interest of its existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the Company's stockholders’ rights. If the Company raises additional capital through a debt financing, it may be subject to covenants limiting or restricting the Company's ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on the Company's financial condition and on its ability to pursue its business plans and strategies. If the Company is unable to raise sufficient capital when needed, it will need to delay, reduce or terminate planned activities to reduce costs, including development or commercialization activities for neflamapimod. The Company might also be required to seek funds through arrangements with third parties that require it to relinquish certain of its rights to neflamapimod or otherwise agree to terms unfavorable to the Company.

On April 1, 2024, pursuant to and in accordance with the terms of a securities purchase agreement with certain purchasers named therein, the Company completed the private placement of an aggregate of 2,532,285 units, each comprised of (i) (A) one share of common stock or (B) one Pre-Funded Warrant and (ii) one Series A Warrant. The aggregate upfront gross proceeds from the 2024 Private Placement were approximately $50.0 million, before deducting offering fees and expenses, and additional gross proceeds of up to approximately $99.4 million may be received if the Series A Warrants are exercised in full for cash.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

3. Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements have been prepared in conformity with US GAAP as defined by the FASB.

Unaudited condensed consolidated interim financial statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company in accordance with US GAAP for interim information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in unaudited condensed consolidated interim financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023, filed as part of the Company's Annual Report on Form 10-K.

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value. There are no unrealized gains or losses on the money market funds for the period ended March 31, 2024.

Equity issuance costs

The Company capitalizes costs directly associated with equity financings as deferred offering costs on its unaudited condensed consolidated balance sheet. These costs remain capitalized until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. If a financing is abandoned, deferred offering costs are expensed.

As of March 31, 2024, there were $0.2 million of deferred offering costs related to the 2024 Private Placement.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts payable, previously outstanding convertible notes and accrued liabilities. The Company’s cash, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company determined the fair value of its previously outstanding convertible notes as described in Note 7.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The following table presents the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2024
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents (money market accounts)	$3,729,954	$—	$—
Total assets measured at fair value	$3,729,954	$—	$—

	December 31, 2023
Assets
Cash equivalents (money market accounts)	$7,792,846	$—	$—
Total assets measured at fair value	$7,792,846	$—	$—

The following table presents a roll-forward of the fair value of the Convertible Notes (Note 7) for which fair value is determined by Level 3 inputs:

Three Months Ended March 31,
2023
Beginning balance	$12,414,000
Fair value adjustment	(858,000)
Ending balance	$11,556,000

Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs (Note 7). The Convertible Notes are classified within Level 3 of the fair value hierarchy because the fair value measurement is based, in part, on significant inputs not observed in the market.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2024 or March 31, 2023.

The fair value of the 2020 Notes and the 2021 Notes, and collectively the Convertible Notes (Note 7) as of March 31, 2023 were estimated as the combination of a zero-coupon bond and a call option. The combined values for each of the 2020 Notes and the 2021 Notes as of March 31, 2023 were then weighted by the probability of completing a financing or reverse merger. This approach resulted in the classification of the 2020 Notes and the 2021 Notes as of March 31, 2023 as Level 3 of the fair value hierarchy. The assumptions utilized to value the 2020 Notes and the 2021 Notes as of March 31, 2023 were an estimated term of 0.69 years, volatility of 75.0% and a market yield of 55.3%. The measurement of fair value incorporates expected future cash flows associated with interest payments; as such, there was no separate accrual for interest accrued but not yet paid.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which establishes an ROU model. That requires a lessee to recognize an ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the statement of operations as well as the reduction of the ROU asset. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply (i) the practical expedient, which allows us to not separate lease and non-lease components, for new leases and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

The Company has elected to combine lease and non-lease components as a single component. Operating leases will be recognized on the unaudited interim condensed consolidated balance sheet as ROU assets, lease liabilities, current and lease liabilities, non-current. Fixed rent payments are included in the calculation of the lease balances, while variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

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

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term.

Expected Dividend Rate—The expected dividend is zero as the Company has not paid, nor does it anticipate paying, any dividends on its stock options in the foreseeable future.

Revenue Recognition

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects.

The Company recognizes funding received as grant revenue for the NIA Grant, rather than as a reduction of research and development expenses, because the Company is the principal in conducting the research and development activities and these contracts are central to its ongoing operations. Revenue is recognized as the qualifying expenses related to the contracts are incurred. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the Company’s unaudited interim condensed consolidated balance sheets as accounts receivable. Amounts received in advance of services rendered are recorded as deferred grant revenue on the Company's unaudited interim condensed consolidated balance sheet. The related costs incurred by the Company are included in research and development expense in the Company’s unaudited interim condensed consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated interim financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to recover or settle. The effect of a change in tax rates on deferred tax assets and liabilities is recognized on the statement of operations for the period that includes the enactment date.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2024	2023
Convertible preferred stock	—	3,331,201
Common stock warrants	102,462	43,621
Stock options	519,257	114,525
	621,719	3,489,347

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

In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting - Improvements to Reportable Segment Disclosures" (“ASU 2023-07”), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

As part of the Vertex Agreement, the Company is obligated to make certain payments totaling up to approximately $117.0 million upon achievement of certain regulatory and sales milestones, and royalties on net sales of products on indications covered by the Vertex Agreement. The first expected milestone events concern filing of an NDA, with the FDA for marketing approval of neflamapimod, in the U.S., or a similar filing for a non-U.S. major market, as specified in the Vertex Agreement, and such royalties will be on a sliding scale of percentages of net sales in the low- to mid-teens, depending on the amount of net sales in the applicable years. The Company is also obligated to make a milestone payment to Vertex upon net sales reaching a certain specified amount in any 12-month period. The Vertex Agreement states that royalties will be reduced by 50% during any portion of the royalty term when there is no valid claim of an issued patent within specified patent rights covering the licensed product. The Company also has the right to deduct, on a country by country basis, from royalties otherwise payable to Vertex under the terms of the Vertex Agreement, 50% of all royalties, upfront fees, milestones and other payments paid by the Company or any of the Company’s affiliates or sublicensees to third parties under licenses that are necessary for the development, manufacture, sale or use of a licensed product, provided that in no event will the royalty payable to Vertex be reduced to less than 50% of the rates specified in the Vertex Agreement, subject to certain adjustments specified therein. The Company has made a total of $100,000 in payments to Vertex related to the Vertex Agreement. No payments were made during the three months ended March 31, 2024 and 2023.

National Institute of Aging Grant

In January 2023, the Company was awarded a $21.0 million grant from the NIA to support a Phase 2b study of neflamapimod in DLB. The grant monies are expected to be received over a period of three years including $6.7 million in 2023, $8.1 million in 2024 and $6.2 million in 2025.

The total revenue recognized from the NIA Grant was $2.3 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, aggregate total cash funding of $10.1 million has been received from the NIA Grant, resulting in approximately $10.9 million in funding remaining.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The Company received access to the current year 2 (i.e., the year ending December 31, 2024) funding in the amount of $7.3 million in February 2024. This amount was 90% of the full year 2 amount provided for in the NIA Grant due to then-current NIA policy as a result of the U.S. government being funded at such time on the basis of a continuing resolution. Consolidated appropriations acts were signed into law in March 2024, and the Company expects to receive the remaining 10% of the year 2 amount by June 30, 2024.

5. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2024	December 31, 2023
Clinical expenses	$952,574	$711,362
Insurance	265,944	436,859
Professional services	21,917	37,917
Dues and memberships	77,599	—
Other	30,645	70,363
Total	$1,348,679	$1,256,501

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Employee compensation costs	$264,237	$1,026,054
Clinical development costs	253,883	389,045
Professional fees	772,074	309,062
State franchise and excise tax	54,856	120,456
Other	63,806	88,659
Total	$1,408,856	$1,933,276

7. Convertible Notes

In December 2020, EIP issued the 2020 Notes to predominantly related party investors for proceeds of $5.1 million. In December 2021, EIP issued the 2021 Notes to predominantly related party investors for proceeds of $6.0 million. Upon completion of the Merger in August 2023, all EIP Convertible Notes outstanding were converted into common stock and in certain cases pre-funded warrants. As of March 31, 2024 and December 31, 2023, the Convertible Notes were no longer outstanding. Upon issuance, the Company elected the fair value option for the Convertible Notes in accordance with ASC 825, “Financial Instruments,” pursuant to which the entire instrument, including interest expense, is measured at fair value with the initial change in fair value deemed to be a capital contribution and any subsequent changes in fair value being recorded to other income (expense) on the consolidated statements of operations. During the three months ended March 31, 2024 there were no fair value adjustments recognized as the Convertible Notes were no longer outstanding. The fair value adjustment recognized in other income (expense) was $0.9 million for the three months ended March 31, 2023.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

8. Commitments and Contingencies

Operating Leases

The Company has a short-term lease for office space in Boston, Massachusetts and previously had a short-term agreement to utilize membership-based co-working space in Charlottesville, Virginia, the latter of which was terminated during the first quarter of 2024. Lease expense was approximately $9,492 and $7,666 for the three months ended March 31, 2024 and 2023, respectively.

The Company is obligated to make de minimis lease payments under the Boston lease as of March 31, 2024 through the remaining lease term of August 31, 2024.

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

Defined Contribution Retirement Plan

The Company has established its 401(k) Plan, which covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. The Company made matching contributions under the 401(k) Plan of de minimis amounts for the three months ended March 31, 2024 and 2023.

Legal Proceedings

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the former Chief Executive Officer of the Company’s legal predecessor under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action. After a related hearing on April 14, 2015, the court granted the Company’s petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. On November 19, 2018 at an Order to Show Cause Re Dismissal Hearing, the court found sufficient grounds not to dismiss the case and an arbitration hearing was scheduled, originally for November 2020 but later postponed due to the COVID-19 pandemic and related restrictions on gatherings in the State of California. In addition, following the November 2018 hearing, an automatic stay was placed on the arbitration in connection with the plaintiff filing for personal bankruptcy protection. On October 22, 2021, following a determination by the bankruptcy trustee not to pursue the claims and release them back to the plaintiff, the parties entered into a stipulation to abandon arbitration and return the matter to state court. A case management conference was held on February 23, 2022 at which an initial trial date of May 24, 2023 was set, and the parties have agreed to stipulate to mediation in advance of the trial. On October 20, 2022, the parties filed a joint stipulation to continue the trial and certain deadlines related to the mediation in order to allow plaintiff’s counsel to continue to seek treatment for an ongoing medical issue. On November 1, 2022, based on the parties joint stipulation, the court entered an order continuing the trial date to October 25, 2023, on October 6, 2023, the court entered an order further continuing the trial date to April 24, 2024, and on March 3, 2024, based on an additional joint stipulation of the parties, the court entered an order continuing the trial date to October 23, 2024.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

9. Stockholders' Equity and Common Stock Warrants

In July 2023, EIP sold 63,422 shares of common stock at $12.78 per share (as adjusted for the Exchange Ratio) for net proceeds of approximately $0.8 million.

Warrants

As of March 31, 2024, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share	Expiration dates
Historical Diffusion common stock warrants	58,844	$26.27 - $459.06	May 2024 through February 2026
Historical EIP common stock warrants	43,618	$19.81	4/1/2028
	102,462

On February 26, 2024, following the effectiveness of an amendment eliminating certain beneficial ownership limitations set forth therein, the Company’s previously outstanding 495,995 pre-funded warrants, which were issued in connection with the closing of the Merger, were exercised in full by the holder thereof pursuant to a cashless exercise provision of the pre-funded warrants. Upon exercise, 36 shares of common stock were withheld in lieu of a cash payment of the exercise price and the holder was issued 495,959 shares of common stock.

The Company is party to the 2022 Sales Agreement with BTIG. The 2022 Sales Agreement is an "at-the-market" sales agreement pursuant to which the Company may, from time to time and through BTIG as the Company’s agent, sell up to an aggregate of $20.0 million in shares of common stock by any permissible method deemed an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. As of the date of this Quarterly Report, however, the Company has not sold any shares pursuant to the 2022 Sales Agreement.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

10. Stock-Based Compensation Stock

2015 Equity Plan

The 2015 Equity Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Board. As of March 31, 2024, there were 37,678 shares available for future issuance under the 2015 Equity Plan.

2018 Employee, Director and Consultant Equity Incentive Plan

On March 28, 2018, EIP adopted the 2018 Plan, which was assumed by the Company pursuant to and in accordance with the terms of the Merger Agreement. Under the 2018 Plan, the Company may issue incentive stock options, non-qualified stock options, stock grants, and other stock-based awards to employees, directors, and consultants, as specified in the 2018 Plan and subject to applicable SEC and Nasdaq rules and regulations. The Board has the authority to determine to whom options or stock will be granted, the number of shares, the term, and the exercise price. Options granted under the 2018 Plan have a term of up to ten years and generally vest over a four-year period with 25% of the options vesting after one-year of service and the remainder vesting monthly thereafter. As of March 31, 2024, there were no shares available for issuance.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Research and development	$63,797	$40,126
General and administrative	154,418	31,114
Total stock-based compensation expense	$218,215	$71,240

The following table summarizes the activity related to all stock option grants for the three months ended March 31, 2024:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at January 1, 2024	349,374	$51.15
Granted	169,934	9.52
Expired	(51)	28,897.06
Outstanding at March 31, 2024	519,257	$34.69	8.5	—
Exercisable at March 31, 2024	192,004	$79.03	6.7	—

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The Black-Scholes option pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

Three Months Ended March 31,
2024
Expected term (in years)	5.74 - 5.76
Risk-free interest rate	4.06 - 4.14%
Expected volatility	79.13 - 79.31%
Dividend yield	—

There were no stock option grants during the three months ended March 31, 2023.

At March 31, 2024, there was $1.7 million of unrecognized compensation expense that will be recognized over a weighted-average period of 2.3 years.

During the three months ended March 31, 2024 the Company granted 39,721 options in lieu of 2023 executive bonus compensation.

Note 11. Restatement of Previously Issued (Unaudited) Interim Financial Statements

While undergoing a review of its unaudited condensed consolidated interim financial statements, the Company determined it had incorrectly expensed costs directly associated with the Merger during various periods in 2023. Fees such as accounting and legal related to the Merger should have been capitalized and net against proceeds of the Merger. This impacted previously reported amounts for deferred offering costs and general and administrative expense, among other line items in the unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2023.

The following tables set forth the effects of the error corrections on affected items within the Company’s previously reported unaudited interim condensed consolidated balance sheet as of the periods indicated had the adjustments been made in the corresponding quarter:

	March 31, 2023
	As reported	Adjusted	As restated
Deferred offering costs	$-	$638,018	$638,018
Accumulated deficit	$(53,441,270)	$638,018	$(52,803,252)
Total assets	$3,305,477	$638,018	$3,943,495
Total liabilities, convertible preferred stock and stockholder’s equity (deficit)	$3,305,477	$638,018	$3,943,495
Total stockholders’ equity (deficit)	$(34,386,173)	$638,018	$(33,748,155)

The following tables set forth the effects of the error corrections on affected items within the Company’s previously reported unaudited interim condensed statements of operations for the periods indicated had the adjustments been made in the corresponding quarters:

	Three Months Ended March 31, 2023
	As reported	Adjusted	As restated
General and administrative expense	$1,638,931	$(638,018)	$1,000,913
Total operating expenses	$3,472,205	$(638,018)	$2,834,187
Loss from operations	$(2,064,337)	$638,018	$(1,426,319)
Net loss	$(1,172,354)	$638,018	$(534,336)
Net loss per share of common stock, basic and diluted	$(2.26)	$1.23	$(1.03)

12. Subsequent Events

2024 Private Placement

On April 1, 2024, pursuant to and in accordance with the terms of a securities purchase agreement with certain purchasers named therein, the Company completed the private placement of an aggregate of 2,532,285 units, each comprised of (i) (A) one share of common stock or (B) one Pre-Funded Warrant and (ii) one Series A Warrant. The aggregate upfront gross proceeds from the 2024 Private Placement were approximately $50.0 million, before deducting approximately $3.5 million of offering fees and expenses at March 31, 2024, and additional gross proceeds of up to approximately $99.4 million may be received if the Series A Warrants are exercised in full for cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion and analysis contains information related to historical and prospective events intended to enable you to assess our financial condition and results of operations. The information contained in this discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report, as well as the risks and uncertainties discussed under the headings, "Part II — Item 1A — Risk Factors" and “Note Regarding Forward-Looking Statements.”

Introduction

We are a clinical-stage company focused on developing treatments for age-related neurologic disorders. We are currently focused on the development of our lead drug candidate, neflamapimod, an investigational, orally administered, small molecule brain penetrant that inhibits p38α in the neurons (nerve cells) within the brains of people with neurodegenerative diseases. Neflamapimod has the potential to treat and improve synaptic dysfunction, the reversible aspect of the underlying disease processes in DLB and certain other major neurological disorders, and is currently being evaluated in our ongoing RewinD-LB Trial, a Phase 2b study in patients with DLB funded by a $21.0 million grant from the NIA. We expect to complete enrollment in the RewinD-LB Trial during the second quarter of 2024 and to report initial results from the placebo-controlled portion of the study during the fourth quarter of 2024.

2024 Private Placement

On April 1, 2024, pursuant to and in accordance with the terms of a securities purchase agreement with certain purchasers named therein, we completed the private placement of an aggregate of 2,532,285 units, each comprised of (i) (A) one share of common stock or (B) one Pre-Funded Warrant and (ii) one Series A Warrant. The aggregate upfront gross proceeds from the 2024 Private Placement were approximately $50.0 million, before deducting offering fees and expenses, and additional gross proceeds of up to approximately $99.4 million may be received if the Series A Warrants are exercised in full for cash.

Overview

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

Financial Summary

As of March 31, 2024, we had cash and cash equivalents of approximately $6.4 million, which does not include the upfront proceeds from the 2024 Private Placement received on April 1, 2024. To date, we have not had any products approved for sale and have not generated any revenue from product sales and our ability to do so in the future will depend on the successful development and eventual commercialization of neflamapimod (or another product candidate that we could acquire or develop in the future). We do not expect to generate revenue from product sales until such time, if ever.

Our accumulated deficit as of March 31, 2024 was $57.0 million. We have never been profitable, and we will continue to require additional capital to develop neflamapimod and fund operations for the foreseeable future. We have historically incurred net losses in each year since inception. Our net loss was $2.5 million and $0.5 million in the three months ended March 31, 2024 and 2023, respectively. We expect our expenses will increase in connection with our ongoing activities, as we:

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

Based on our current operating plan, we believe our existing cash and cash equivalents on hand as of March 31, 2024, along with the remaining funds to be received from the NIA Grant and the upfront proceeds received from the 2024 Private Placement on April 1, 2024, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to do so in the near future. In January 2023, we were awarded our $21.0 million NIA Grant. Funding from the NIA Grant is recognized as grant revenue as the qualifying expenses related thereto are incurred. For the three months ended March 31, 2024 and 2023, $2.3 million and $1.4 million of grant funding was recognized, respectively.

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

Specific program expenses include expenses associated with the development of our lead product candidate, neflamapimod, which recently initiated a Phase 2b clinical trial for treatment of subjects with DLB. Personnel and other operating expenses incurred for our research and development programs primarily relate to salaries and benefits, stock-based compensation, and facility expenses.

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

Other Income (Expense)

Other income (expense) consists of interest earned on our cash and cash equivalents and the change in fair value of the previously outstanding Convertible Notes.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Grant revenue	$2,347,250	$1,407,868	$939,382	67%
Operating expenses:
Research and development	2,814,258	1,833,274	980,984	54%
General and administrative	2,127,930	1,000,913	1,127,017	113%
Total operating expenses	4,942,188	2,834,187	2,108,001	74%
Loss from operations	(2,594,938)	(1,426,319)	(1,168,619)	82%
Other income (expense):
Other income (expense)	(30)	856,579	(856,609)	(100)%
Interest income	80,633	35,404	45,229	128%
Total other income (expense)	80,603	891,983	(811,380)	(91)%
Net loss	$(2,514,335)	$(534,336)	$(1,979,999)	371%

Grant Revenue

Grant revenue was $2.3 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively, which was a result of increased services performed during the quarter ended March 31, 2024 related to the $21.0 million grant awarded to us by the NIA in January 2023 to support the RewinD-LB Trial.

Research and Development Expenses

Research and development expenses were $2.8 million for the three months ended March 31, 2024, compared to $1.8 million for the three months ended March 31, 2023. The increase of $1.0 million was primarily due to the increase in outsourced CRO and related site expenses in relation to our RewinD-LB Trial.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended March 31, 2024, compared to $1.0 million for the three months ended March 31, 2023. The increase of $1.1 million was primarily due to public company related costs. The drivers of the increase were outsourced accounting/audit fees, insurance costs, headcount costs, stock-based compensation expense due to additional stock options granted and investor/public relations costs.

Other Income (Expense)

There was a de minimis amount of other income (expense) for the three months ended March 31, 2024, compared to $0.9 million for the three months ended March 31, 2023. The change was due to adjustments to the fair value of the previously outstanding Convertible Notes for the three months ended March 31, 2023.

Interest income

Interest income was $0.1 million three months ended March 31, 2024 as compared to no interest income for the three months ended March 31, 2023. The increase was primarily due to interest earned as a result of an increased cash equivalents balance.

Liquidity and Capital Resources

Capital Requirements

From the date of our inception through March 31, 2024, our operations had primarily been financed through the issuance of common stock, convertible preferred stock and convertible debt financings. As of March 31, 2024, we had approximately $6.4 million of cash and cash equivalents, which does not include the upfront proceeds from the 2024 Private Placement received on April 1, 2024. We have not generated positive cash flows from operations and as of March 31, 2024, we had an accumulated deficit of approximately $57.0 million. In January 2023, we were awarded a $21.0 million grant from the NIA to support the RewinD-LB Trial, which is expected to be received over a three-year period. As of March 31, 2024, total cash funding of $10.1 million had been received from the NIA Grant.

In addition, we are party to our 2022 Sales Agreement with BTIG. The 2022 Sales Agreement is an "at-the-market" sales agreement pursuant to which we may, from time to time and through BTIG as our agent, sell up to an aggregate of $20.0 million in shares of common stock by any permissible method deemed an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act. As of the date of this Quarterly Report, however, we have not sold any shares pursuant to the 2022 Sales Agreement.

On April 1, 2024, pursuant to and in accordance with the terms of a securities purchase agreement with certain purchasers named therein, we completed the private placement of an aggregate of 2,532,285 units, each comprised of (i) (A) one share of common stock or (B) one Pre-Funded Warrant and (ii) one Series A Warrant. The aggregate upfront gross proceeds from the 2024 Private Placement were approximately $50.0 million, before deducting offering fees and expenses, and additional gross proceeds of up to approximately $99.4 million may be received if the Series A Warrants are exercised in full for cash.

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

Based on our current operating plan, we believe our existing cash and cash equivalents on hand as of March 31, 2024, along with the remaining funds to be received from the NIA Grant and the upfront proceeds received from the 2024 Private Placement on April 1, 2024, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through a debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs, including our development or commercialization activities for neflamapimod. We might also be required to seek funds through arrangements with third parties that require us to relinquish certain of our rights to neflamapimod or otherwise agree to terms unfavorable to us.

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

Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(1,423,674)	$(1,481,942)
Net decrease in cash and cash equivalents	(1,423,674)	(1,481,942)

Operating Activities

For the three months ended March 31, 2024, cash used in operating activities was $1.4 million. The net cash outflow from operations primarily resulted from net loss of $2.5 million which offset by changes in operating assets and liabilities of $0.9 million and by a non-cash charge of $0.2 million for stock-based compensation.

For the three months ended March 31, 2023, cash used in operating activities was $1.5 million. The net cash outflow from operations primarily resulted from net loss of $0.5 million and change in fair value of convertible debt of $0.9 million, offset by a non-cash charge of $0.1 million for stock-based compensation and changes in operating assets and liabilities of $0.2 million.

Financing Activities

We did not have any cash provided by or used in financing activities for the three months ended March 31, 2024, or 2023.

Investing Activities

We did not have any cash provided by or used in investing activities for the three months ended March 31, 2024, or 2023.

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3, Summary of Significant Accounting Policies, in the notes accompanying the unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, promulgated by the SEC under the U.S. Securities Act of 1933, as amended, we are not required to provide the information required by this Item 3.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) promulgated under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and acting principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our principal executive officer and acting principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, our principal executive officer and acting principal financial officer concluded that our disclosure controls and procedures are ineffective due to the material weaknesses noted below in the subsequent paragraph.

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

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed consolidated interim financial statements would not be prevented or detected on a timely basis. The identified material weaknesses, if not remediated, could result in a material misstatement to the Company’s consolidated financial statements that may not be prevented or detected. A material weakness will not be considered remediated until a remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and it has been concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

On August 16, 2023, we completed the Merger. For financial reporting purposes, EIP was determined to be the accounting acquirer and, accordingly, for all periods prior to the Merger, EIP’s historical financial statements and results of operations replace and are deemed to be the Company’s financial statement and results of operations for such periods. While Diffusion was previously subject to the provisions of SOX, EIP, as a private, non-reporting operating company prior to the Merger, was not. Accordingly, upon consummation of the Merger, we began the process of integrating the pre-Merger business of EIP into Diffusion’s pre-established public company, internal control framework, including internal controls and information systems and we continue to implement measures designed to improve our internal control over financial reporting to remediate the material weaknesses. As of the date of this Quarterly Report, we continue to be actively engaged in these efforts through, among other things, adding additional review procedures by qualified personnel over complex accounting matters, and we currently expect to complete the remediation plan during the year ending December 31, 2024. However, the Company cannot predict the success of such efforts or the outcome of its assessment of the remediation efforts and the Company’s efforts may not remediate this material weakness in its internal control over financial reporting, or additional material weaknesses may be identified in the future.

Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with US GAAP.

Change in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 8, Commitments and Contingencies in the notes accompanying the unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to our risk factors previously disclosed in our Annual Report. Please refer to Item 1A, “Risk Factors,” in our Annual Report for information regarding risk and uncertainties that may have a material adverse effect on our business prospects, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2024, pursuant to and in accordance with the terms of a securities purchase agreement with certain purchasers named therein, we completed the private placement of an aggregate of 2,532,285 units, each comprised of (i) (A) one share of common stock or (B) one Pre-Funded Warrant and (ii) one Series A Warrant. The aggregate upfront gross proceeds from the 2024 Private Placement were approximately $50.0 million, before deducting offering fees and expenses, and additional gross proceeds of up to approximately $99.4 million may be received if the Series A Warrants are exercised in full for cash.

The 2024 Private Placement is exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and in reliance on similar exemptions under applicable state laws, as well as in accordance with applicable Nasdaq rules. The purchasers in the 2024 Private Placement represented that they were institutional accredited investors within the meaning of rules promulgated under the Securities Act and were acquiring the securities for investment only and with no present intention of distributing any of such securities or any arrangement or understanding regarding the distribution thereof. The securities were offered without any general solicitation by us or our representatives. The securities sold and issued in the 2024 Private Placement have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration with the SEC or an applicable exemption from the registration requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Method of Filing
4.1	Form of 2024 Private Placement Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 28, 2024.
4.2	Form of 2024 Private Placement Series A Warrant	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 28, 2024.
4.3	Amendment to Pre-Funded Warrant, dated as of February 26, 2024, by and between CervoMed Inc. and the Joshua S. Boger 2021 Trust DTD 12/09/2021	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 28, 2024.
10.1	Securities Purchase Agreement, dated March 28, 2024, by and between CervoMed Inc. and each of the purchasers party thereto	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on May 10, 2024.
10.2#	Amended & Restated Employment Agreement, dated as of February 1, 2024, by and between John Alam, M.D., and CervoMed Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2024.
10.3#	Amended & Restated Employment Agreement, dated as of February 1, 2024, by and between Robert J. Cobuzzi, Ph.D., and CervoMed Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2024.
10.4#	Employment Agreement, dated as of February 1, 2024, by and between Kelly Blackburn, M.H.A., and CervoMed Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2024.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Acting Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
32.2	Certification of Acting Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
101.INS*	Inline XBRL Instance Document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith.

#              Indicates a management contract or compensatory plan or arrangement.

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

CervoMed INC.

Date: May 14, 2024	By:	/s/ John Alam
John Alam
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ William Elder
William Elder
General Counsel & Corporate Secretary
(Acting Principal Financial Officer)