Form 10-Q
period 2024-06-30
CervoMed Inc.
filed 2024-08-09
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission file number: 001-37942

CervoMed Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0645032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Park Plaza, Suite 424
Boston, Massachusetts	02116
(Address of principal executive offices)	(Zip Code)

(617) 744-4400

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CRVO	NASDAQ Capital Market

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

The number of shares of common stock outstanding at August 8, 2024 was 8,253,741 shares.

CervoMed Inc.

i

INTRODUCTORY NOTES

Note Regarding Company References and Other Defined Terms

As previously disclosed in our Current Report on Form 8-K filed with the SEC on August 17, 2023, on August 16, 2023, the Delaware corporation formerly known as “Diffusion Pharmaceuticals Inc.” completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger, dated March 30, 2023 (the “Merger Agreement”) by and among Diffusion Pharmaceuticals Inc. (“Diffusion”), Dawn Merger Inc., a wholly-owned subsidiary of Diffusion (“Merger Sub”) and EIP Pharma, Inc. (“EIP”), pursuant to which Merger Sub merged with and into EIP, with EIP surviving the Merger as a wholly-owned subsidiary of Diffusion (the “Merger”). At the Effective Time (as defined below), each outstanding share of EIP capital stock was converted into the right to receive 0.1151 shares of the Company's common stock and, immediately following the Effective Time, Diffusion changed its name from “Diffusion Pharmaceuticals Inc.” to “CervoMed Inc.”

For accounting purposes, the Merger is treated as a reverse recapitalization under US GAAP and EIP is considered the accounting acquirer. Accordingly, EIP’s historical results of operations are deemed the Company’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s consolidated financial statements. Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by EIP prior to the Merger.

Accordingly, unless the context otherwise requires, all references in this Quarterly Report to (i) “CervoMed,” the “Company,” “we,” “our,” or “us,” refer to the business of EIP for all dates and periods prior to August 16, 2023 and to the business of CervoMed for all dates and periods subsequent to (and including) August 16, 2023 and (ii) “common stock” refers to the common stock, par value $0.001 per share, of the Company. Historical share and per share figures of EIP have been retroactively restated based upon the Exchange Ratio of 0.1151.

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

401(k) Plan	CervoMed Inc. 401(k) Defined Contribution Plan
AD	Alzheimer’s Disease
Annual Report	our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024
ASC	Accounting Standard Codification of the FASB
AscenD-LB Trial	our Phase 2a clinical trial evaluating neflamapimod for the treatment of patients with DLB, completed in the second half of 2021

ASU	Accounting Standards Update
BID	twice daily
BFC	basal forebrain cholinergic
Board	the board of directors of the Company
BTIG	BTIG LLC
CDR-SB	Clinical Dementia Rating Sum of Boxes test
CMO	contract manufacturing organization
CNS	central nervous system
Code	the U.S. Internal Revenue Code of 1986, as amended
Convertible Notes	collectively, the 2020 Notes and the 2021 Notes
CRO	contract research organization
DLB	dementia with Lewy bodies
Early-Stage DLB	patients with DLB who have not progressed to a point where they have biomarker (e.g., elevated plasma phosphorylated tau) or imaging evidence of hippocampal atrophy (i.e., significant neuronal loss in the hippocampus)
Effective Time	the effective time of the Merger on August 16, 2023
EIP Common Stock	the common stock, par value $0.001, of EIP issued and outstanding prior to the Merger
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Ratio	the “Exchange Ratio” as defined in the Merger Agreement
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
FTD	frontotemporal dementia
G&A	general and administrative
IT	information technology
MoCA	the Montreal Cognitive Assessment
Nasdaq	Nasdaq Stock Market, LLC
NIA	the National Institute on Aging of the National Institutes of Health
NIA Grant	the $21 million grant awarded to us by the NIA in January 2023 to support the RewinD-LB Trial
NIH	National Institutes of Health
NOL	net operating loss
p38α	p38 mitogen-activated protein kinase alpha
Pre-Funded Warrants	the pre-funded warrants each to purchase one share of common stock at a purchase price of $0.001 per share issued in connection with the 2024 Private Placement
ptau181	plasma phosphorylated tau at position 181
R&D	research and development
Regulation S-K	Regulation S-K promulgated under the Securities Act
RewinD-LB Trial	our Phase 2b clinical trial evaluating neflamapimod for the treatment of patients with Early-Stage DLB, initiated in the second quarter of 2023
ROU	right-of-use
SAB	scientific advisory board
SEC	U.S. Securities and Exchange Commission

Section 382	Section 382 of the Code
Securities Act	Securities Act of 1933, as amended
Series A Warrants	the warrants to purchase an aggregate of 2,532,285 shares of common stock at a purchase price of $39.24 per share issued in connection with the 2024 Private Placement
TID	three times daily
TUG	Timed Up and Go test
U.S.	United States of America
US GAAP	U.S. generally accepted accounting principles
Vertex	Vertex Pharmaceuticals Incorporated
Vertex Agreement	the Option and License Agreement, dated as of August 27, 2012, by and between EIP Pharma LLC and Vertex, as amended

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

Forward-looking statements appear in a number of places throughout this Quarterly Report. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “aims,” “seeks,” “intends,” “may,” “might,” “could,” “might,” “will,” “should,” “approximately,” “potential,” “target,” “project,” “contemplate,” “predict,” “forecast,” “continue,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements also include statements regarding our intentions, beliefs, projections, outlook, analyses or expectations concerning, among other things:

●	our cash balances and our ability to obtain additional financing in the future;
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

●	the success of products that are or may become available which also target the potential markets for our current or future product candidates;
●	our ability to operate our business without infringing the intellectual property rights of others and the potential for others to infringe upon our intellectual property rights;
●	any significant breakdown, infiltration, or interruption of our information technology systems and infrastructure;
●	our ability to remediate our previously disclosed material weaknesses in our internal controls over financial reporting in a timely manner;
●	recently enacted and future legislation related to the healthcare system;
●	other regulatory developments in the U.S., European Union, and other foreign jurisdictions;
●	our ability to satisfy the continued listing requirements of the Nasdaq or any other exchange on which our securities may trade in the future;
●	uncertainties related to general economic, political, business, industry, and market conditions, including those related to the upcoming U.S. elections; and
●	other risks and uncertainties, including those discussed under the heading "Risk Factors" herein and in our other public filings.

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

v

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CervoMed Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,009,217	$7,792,846
Marketable securities, current	35,082,502	—
Prepaid expenses and other current assets	2,236,436	1,256,501
Grant receivable	—	915,404
Total current assets	47,328,155	9,964,751
Marketable securities, non-current	5,806,260	—
Other assets	56,234	7,770
Total assets	$53,190,649	$9,972,521
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$725,854	$662,471
Deferred grant revenue	1,401,501	—
Accrued expenses and other current liabilities	1,086,381	1,933,276
Total liabilities	3,213,736	2,595,747
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value: 1,000,000,000 shares authorized: 8,253,741 and 5,674,520 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	8,253	5,674
Additional paid-in capital	109,260,391	61,811,889
Accumulated other comprehensive loss	(19,702)	—
Accumulated deficit	(59,272,029)	(54,440,789)
Total stockholders' equity	49,976,913	7,376,774
Total liabilities and stockholders' equity	$53,190,649	$9,972,521

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Grant revenue	$3,288,971	$1,719,944	$5,636,221	$3,127,812
Operating expenses:
Research and development	3,772,391	1,958,388	6,586,649	3,791,662
General and administrative	2,511,679	992,553	4,639,609	1,993,466
Total operating expenses	6,284,070	2,950,941	11,226,258	5,785,128
Loss from operations	(2,995,099)	(1,230,997)	(5,590,037)	(2,657,316)
Other income (expense):
Other income (expense)	(247)	(212,211)	(277)	644,368
Interest income	678,441	17,707	759,074	53,111
Total other income, net	678,194	(194,504)	758,797	697,479
Net loss	$(2,316,905)	$(1,425,501)	$(4,831,240)	$(1,959,837)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.27)	$(2.75)	$(0.65)	$(3.78)
Weighted average shares outstanding, basic and diluted	8,702,764	518,140	7,436,633	518,140
Comprehensive loss:
Net unrealized loss on marketable securities	(19,702)	—	(19,702)	—
Total comprehensive loss	$(2,336,607)	$(1,425,501)	$(4,850,942)	$(1,959,837)

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Three Month Period Ended June 30, 2024
	Convertible preferred stock		Common Stock		Additional Paid-in	Accumulated other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	comprehensive loss	Deficit	Equity
Balance at March 31, 2024	—	$—	6,170,479	$6,170	$62,285,332	$—	$(56,955,124)	$5,336,378
Issuance of common stock, prefunded warrants and common stock warrants, net of offering costs	—	—	2,083,262	2,083	46,396,478	—	—	46,398,561
Stock-based compensation expense	—	—	—	—	578,581	—	—	578,581
Unrealized loss on marketable securities	—	—	—	—	—	(19,702)	—	(19,702)
Net loss	—	—	—	—	—	—	(2,316,905)	(2,316,905)
Balance at June 30, 2024	—	$—	8,253,741	$8,253	$109,260,391	$(19,702)	$(59,272,029)	$49,976,913

	Six Month Period Ended June 30, 2024
	Convertible preferred stock		Common Stock		Additional Paid-in	Accumulated other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	comprehensive loss	Deficit	Equity
Balance at January 1, 2024	—	$—	5,674,520	$5,674	$61,811,889	$—	$(54,440,789)	$7,376,774
Issuance of common stock, prefunded warrants and common stock warrants, net of offering cost			2,083,262	2,083	46,396,478	—	—	46,398,561
Stock options granted in lieu of compensation	—	—	—	—	255,724	—	—	255,724
Cashless exercise of prefunded warrants	—	—	495,959	496	(496)	—	—	—
Stock-based compensation expense	—	—	—	—	796,796	—	—	796,796
Unrealized loss on marketable securities			—	—	—	(19,702)	—	(19,702)
Net loss	—	—	—	—	—	—	(4,831,240)	(4,831,240)
Balance at June 30, 2024	—	$—	8,253,741	$8,253	$109,260,391	$(19,702)	$(59,272,029)	$49,976,913

	Three Month Period Ended June 30, 2023 (As Restated)
	Convertible preferred stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	3,331,201	$24,287,211	518,140	$518	$19,054,579	$(52,803,252)	$(33,748,155)
Stock-based compensation expense	—	—	—	—	62,252	—	62,252
Net loss (as restated)	—	—	—	—	—	(1,425,501)	(1,425,501)
Balance at June 30, 2023	3,331,201	$24,287,211	518,140	$518	$19,116,831	$(54,228,753)	$(35,111,404)

	Six Month Period Ended June 30, 2023 (As Restated)
	Convertible preferred stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	3,331,201	$24,287,211	518,140	$518	$18,983,339	$(52,268,916)	$(33,285,059)
Stock-based compensation expense	—	—	—	—	133,492	—	133,492
Net loss (as restated)	—	—	—	—	—	(1,959,837)	(1,959,837)
Balance at June 30, 2023	3,331,201	$24,287,211	518,140	$518	$19,116,831	$(54,228,753)	$(35,111,404)

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023 (As Restated)
Cash flows from operating activities:
Net loss	$(4,831,240)	$(1,959,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(338,208)	—
Stock-based compensation expense	796,796	133,492
Changes in fair value of convertible debt	—	(646,000)
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(1,028,399)	(1,590,537)
Deferred offering costs	—	(1,059,768)
Accounts payable	63,383	483,556
Accrued expenses and other liabilities	(604,556)	26,077
Grant receivable	915,404	—
Deferred grant revenue	1,401,501	1,169,222
Net cash used in operating activities	(3,625,319)	(3,443,795)

Cash flows from investing activities:
Purchase of marketable securities	(40,570,256)	—
Net cash used in investing activities	(40,570,256)	—

Cash flows from financing activities:
Proceeds from the sale of common stock, prefunded warrants and common stock warrants, net of offering costs	46,411,946	—
Net cash provided by financing activities	46,411,946	—

Net increase (decrease) in cash and cash equivalents	2,216,371	(3,443,795)
Cash and cash equivalents at beginning of period	7,792,846	4,093,579
Cash and cash equivalents at end of period	$10,009,217	$649,784

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$19,702	$—
Stock options granted in lieu of cash bonus	$255,724	$—
Deferred offering costs in accounts payable	$13,385	$—
Cashless exercise of prefunded warrants	$496	$—

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

1. The Company and Description of Business

The Company is a corporation organized under the laws of the state of Delaware and headquartered in Boston, Massachusetts. The Company is a clinical-stage biotechnology company developing treatments for age-related neurologic disorders. The Company is currently focused on developing of its lead drug candidate, neflamapimod, an investigational, orally administered, small molecule brain penetrant that inhibits p38α. Neflamapimod has the potential to treat synaptic dysfunction, the reversible aspect of the underlying neurodegenerative processes that cause disease in DLB and certain other major neurological disorders, and is currently being evaluated in the Company's ongoing RewinD-LB Trial, a Phase 2b study in patients with Early-Stage DLB, funded by a $21.0 million grant from the NIA.

2. Liquidity and Capital Resources

The Company has generated negative cash flows from operations and, as of June 30, 2024, had an accumulated deficit of $59.3 million. Based on its current operating plan, the Company believes its existing cash and cash equivalents and marketable securities on hand as of June 30, 2024, along with the remaining funds to be received from the NIA Grant, will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance of these unaudited condensed consolidated interim financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it currently expects. The Company will continue to require additional financing to advance its current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. The Company intends to continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. If the Company does raise additional capital through public or private equity offerings, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the Company's stockholders’ rights. If the Company raises additional capital through a debt financing, it may be subject to covenants limiting or restricting the Company's ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on the Company's financial condition and on its ability to pursue its business plans and strategies. If the Company is unable to raise sufficient capital when needed, it may need to delay, reduce or terminate planned activities to reduce costs, including development or commercialization activities for neflamapimod. The Company might also be required to seek funds through arrangements with third parties that require it to relinquish certain of its rights to neflamapimod or otherwise agree to terms unfavorable to the Company.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Unaudited condensed consolidated interim financial statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company in accordance with US GAAP for interim information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023, filed as part of the Company's Annual Report.

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. However, the results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains deposits in a financial institution in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at a financial institution that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits. Management also believes that the Company is not exposed to significant credit risk as it relates to marketable securities because the Company invests in U.S. government securities and commercial paper.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds and commercial paper, are stated at fair value. There are de minimis unrealized losses on the money market funds and commercial paper for the period ended June 30, 2024.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Marketable Securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper and U.S. government debt securities with original maturities of greater than 90 days from date of purchase. These securities are carried at fair value, with unrealized gains and losses reported on the condensed consolidated statement of operations and comprehensive loss and accumulated other comprehensive loss within stockholders’ equity until realized. Purchase discounts are accreted using the effective interest method over the term of the related security and such accretion is included in interest income on the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company evaluates its investments in marketable securities for impairment at each reporting period when the fair value is below amortized cost. If the Company intends to sell the security, or it is more likely than not the Company will be required to sell the security before recovery of amortized cost, the entire impairment is included in earnings. The Company did not record any impairment on marketable securities during the three and six months ended June 30, 2024 and 2023. There was no allowance for credit losses as of June 30, 2024 and December 31, 2023.

Fair Value of Financial Instruments

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which establishes an ROU model. That requires a lessee to recognize an ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the statement of operations and comprehensive loss as well as the reduction of the ROU asset. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply (i) the practical expedient, which allows us to not separate lease and non-lease components, for new leases and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers. The Company records accrued expenses for estimated preclinical study and clinical trial expenses. Estimates are based on the services performed pursuant to contracts with research institutions, contract research organizations in connection with clinical studies, investigative sites in connection with clinical studies, vendors in connection with preclinical development activities, and CMOs in connection with the production of materials for clinical trials. Further, the Company accrues expenses related to clinical trials based on the level of subject enrollment and activity according to the related agreement. The Company monitors subject enrollment levels and related activity to the extent reasonably possible and makes judgments and estimates in determining the accrued balance in each reporting period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the unaudited condensed consolidated financial statements as prepaid or accrued research and development.

If the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. To date, the Company has not experienced significant changes in its estimates of preclinical studies and clinical trial accruals.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the unaudited interim condensed consolidated statement of operations and comprehensive loss.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The Company uses the “simplified method” to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the Company stock options, taking into consideration multiple vesting tranches. The Company utilizes this method due to lack of historical data and the plain-vanilla nature of the Company’s stock-based awards.—The expected term represents the period that stock-based awards are expected to be outstanding. The Company uses the “simplified method” to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the Company stock options, taking into consideration multiple vesting tranches. The Company utilizes this method due to lack of historical data and the plain-vanilla nature of the Company’s stock-based awards.

Expected Volatility—The Company has limited information on the volatility of its common stock as the shares were not actively traded on any public markets until recently. The expected volatility is derived from the historical stock volatility of comparable peer public companies within its industry. These companies are considered to be comparable to the Company’s business over a period equivalent to the expected term of the stock-based awards.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term.—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term.

Expected Dividend Rate—The expected dividend is zero as the Company has not paid, nor does it anticipate paying, any dividends on its stock options in the foreseeable future.

Revenue Recognition

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects.

The Company recognizes funding received from the NIA Grant as grant revenue, rather than as a reduction of research and development expenses, because the Company is the principal in conducting the research and development activities and these contracts are central to its ongoing operations. Revenue is recognized as the qualifying expenses related to the contracts are incurred. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the Company’s unaudited interim condensed consolidated balance sheets as accounts receivable. Amounts received in advance of services rendered are recorded as deferred grant revenue on the Company's unaudited interim condensed consolidated balance sheet. The related costs incurred by the Company are included in research and development expense in the Company’s unaudited interim condensed consolidated statements of operations and comprehensive loss.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated interim financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to recover or settle. The effect of a change in tax rates on deferred tax assets and liabilities is recognized on the statement of operations and comprehensive loss for the period that includes the enactment date.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included on the related liability lines in the unaudited interim condensed consolidated balance sheet.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). The Pre-Funded Warrants to purchase common stock issued in connection with the 2024 Private Placement are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and is virtually assured. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities such as common stock warrants and stock options which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that, when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	June 30,
	2024	2023
Convertible preferred stock	—	3,331,201
Common stock warrants	2,633,868	43,621
Stock options	533,304	114,525
	3,167,172	3,489,347

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a condensed consolidated basis for purposes of allocating resources.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which was effective immediately and permits entities to elect certain optional expedients and exceptions when accounting for derivatives and certain hedging relationships affected by changes in interest rates and the transition. Additionally, ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” defers the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. The new guidance is effective for fiscal years beginning after December 31, 2024. The Company does not currently believe that this transition from LIBOR will have a material impact on its consolidated financial statements.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements as well. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its consolidated financial statements and disclosures.

4. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable, previously outstanding convertible notes and accrued liabilities. The Company’s cash, cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company determined the fair value of its previously outstanding convertible notes as described in Note 8.

The following table presents the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2024
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents:
Money market accounts	$4,376,257	$—	$—
Commercial paper	2,499,630	—	—
Marketable securities:
Commercial paper	—	25,808,377	$—
U.S. treasury bonds	—	9,287,385	—
U.S. government agency bonds	—	5,793,000	—
Total assets measured at fair value	$6,875,887	$40,888,762	$—

	December 31, 2023
Assets
Cash equivalents (money market accounts)	$7,792,846	$—	$—
Total assets measured at fair value	$7,792,846	$—	$—

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

The following is a summary of the Company's marketable securities which provides a reconciliation of amortized cost basis to fair value including cumulative unrealized gains and losses as of June 30, 2024:

	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$25,828,920	$—	$(20,543)	$25,808,377
U.S. treasury bonds	9,286,150	2,489	(1,254)	9,287,385
U.S. government agency bonds	5,793,394	817	(1,211)	5,793,000
Total	$40,908,464	$3,306	$(23,008)	$40,888,762

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The following table presents a roll-forward of the fair value of the Convertible Notes (Note 8) for which fair value is determined by Level 3 inputs:

Six Months Ended June 30,
2023
Balance as of January 1, 2023	$12,414,000
Fair value adjustment	(858,000)
Balance as of March 31, 2023	11,556,000
Fair value adjustment	212,000
Balance as of June 30, 2023	$11,768,000

These Convertible Notes are no longer outstanding as of June 30, 2024.

Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The Convertible Notes are classified within Level 3 of the fair value hierarchy because the fair value measurement is based, in part, on significant inputs not observed in the market.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three and six months ended June 30, 2024 or June 30, 2023.

The fair value of the 2020 Notes and the 2021 Notes, and collectively the Convertible Notes (Note 8) as of June 30, 2023 were estimated as the combination of a zero-coupon bond and a call option. The combined values for each of the 2020 Notes and the 2021 Notes as of June 30, 2023 and December 31, 2022 were then weighted by the probability of completing a financing or reverse merger. This approach resulted in the classification of the 2020 Notes and the 2021 Notes as of June 30, 2023 as Level 3 of the fair value hierarchy. The assumptions utilized to value the 2020 Notes and the 2021 Notes as of June 30, 2023 were an estimated term of 0.13 years, volatility of 69.0% and a market yield of 54.0% and 5.4% for completing a financing or reverse merger, respectively. The measurement of fair value incorporates expected future cash flows associated with interest payments; as such, there was no separate accrual for interest accrued but not yet paid.

5. Significant Agreements and Contracts

Vertex Option and License Agreement

In August 2012, the Company entered the Vertex Agreement, as amended, to acquire an exclusive license to develop and commercialize a drug candidate, “VX-745,” from Vertex. In August 2014, the Company exercised its option to acquire the license and paid an option fee of $100,000, which was expensed as incurred as a component of research and development expense.

The Vertex Agreement granted the Company the exclusive worldwide use of VX-745 in the field of diagnosis, treatment and prevention of Alzheimer’s disease and related central nervous system disorders in humans.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

As part of the Vertex Agreement, the Company is obligated to make certain payments totaling up to approximately $117.0 million upon achievement of certain regulatory and sales milestones, and royalties on net sales of products on indications covered by the Vertex Agreement. The first expected milestone events concern filing of an NDA with the FDA for marketing approval of neflamapimod (i.e., VX-745) in the U.S., or a similar filing for a non-U.S. major market, as specified in the Vertex Agreement, and such royalties will be on a sliding scale of percentages of net sales in the low- to mid-teens, depending on the amount of net sales in the applicable years. The Company is also obligated to make a milestone payment to Vertex upon net sales reaching a certain specified amount in any 12-month period. The Vertex Agreement states that royalties will be reduced by 50% during any portion of the royalty term when there is no valid claim of an issued patent within specified patent rights covering the licensed product. The Company also has the right to deduct, on a country by country basis, from royalties otherwise payable to Vertex under the terms of the Vertex Agreement, 50% of all royalties, upfront fees, milestones and other payments paid by the Company or any of the Company’s affiliates or sublicensees to third parties under licenses that are necessary for the development, manufacture, sale or use of a licensed product, provided that in no event will the royalty payable to Vertex be reduced to less than 50% of the rates specified in the Vertex Agreement, subject to certain adjustments specified therein. The Company has made a total of $100,000 in payments to Vertex related to the Vertex Agreement. No payments were made during the three and six months ended June 30, 2024 and 2023.

National Institute of Aging Grant

In January 2023, the Company was awarded a $21.0 million grant from the NIA to support its RewinD-LB Trial, a Phase 2b study of neflamapimod in patients with Early-Stage DLB. The grant monies are expected to be received over a period of three years including $6.7 million in 2023, $8.1 million in 2024 and $6.2 million in 2025.

The total revenue recognized from the NIA Grant was $5.6 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively. The total revenue recognized from the NIA Grant was $3.3 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, aggregate total cash funding of $14.2 million has been received from the NIA Grant, resulting in approximately $6.8 million in funding remaining.

The Company received access to the current year 2 (i.e., the year ending December 31, 2024) funding in the amount of $7.3 million in February 2024. This amount was 90% of the full year 2 amount provided for in the NIA Grant due to then-current NIA policy as a result of the U.S. government being funded at such time on the basis of a continuing resolution. Consolidated appropriations acts were signed into law in March 2024, and the Company received access to the remaining 10% of the year 2 amount in June 2024.

6. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2024	December 31, 2023
Clinical expenses	$1,906,093	$711,362
Insurance	95,956	436,859
Professional services	54,125	37,917
Dues and memberships	54,740	—
Other	125,522	70,363
Total	$2,236,436	$1,256,501

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Employee compensation costs	$482,162	$1,026,054
Clinical development costs	209,043	389,045
Professional fees	257,902	309,062
State franchise and excise tax	20,456	120,456
Other	116,818	88,659
Total	$1,086,381	$1,933,276

8. Convertible Notes

In December 2020, EIP issued the 2020 Notes to predominantly related party investors for proceeds of $5.1 million. In December 2021, EIP issued the 2021 Notes to predominantly related party investors for proceeds of $6.0 million. Upon completion of the Merger in August 2023, all Convertible Notes outstanding were converted into common stock and, in certain cases, pre-funded warrants. As of June 30, 2024 and December 31, 2023, the Convertible Notes were no longer outstanding. Upon issuance, the Company elected the fair value option for the Convertible Notes in accordance with ASC 825, “Financial Instruments,” pursuant to which the entire instrument, including interest expense, is measured at fair value with the initial change in fair value deemed to be a capital contribution and any subsequent changes in fair value being recorded to other income (expense) on the unaudited condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024 there were no fair value adjustments recognized as the Convertible Notes were no longer outstanding. The fair value adjustment recognized in other income (expense) was $(0.2) million and $0.6 million for the three and six months ended June 30, 2023, respectively.

9. Commitments and Contingencies

Operating Leases

The Company has a short-term lease for office space in Boston, Massachusetts and previously had a short-term agreement to utilize membership-based co-working space in Charlottesville, Virginia, the latter of which was terminated during the three months ended March 31, 2024. Lease expense was approximately $17,892 and $15,150 for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, lease expense was approximately $8,400 and $7,484, respectively.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with universities and CROs to assist in the performance of research and development activities and with contract manufacturers to assist with chemistry, manufacturing, and controls related activities. Expenditures to CROs and other contract manufacturers represent a significant cost in clinical development for the Company. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Defined Contribution Retirement Plan

The Company has established its 401(k) Plan, which covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. The Company made matching contributions under the 401(k) Plan of de minimis amounts for the three and six months ended June 30, 2024 and 2023.

Legal Proceedings

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the former Chief Executive Officer of the Company’s legal predecessor, under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action. After a related hearing on April 14, 2015, the court granted the Company’s petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. On November 19, 2018 at an Order to Show Cause Re Dismissal Hearing, the court found sufficient grounds not to dismiss the case and an arbitration hearing was scheduled, originally for November 2020 but later postponed due to the COVID-19 pandemic and related restrictions on gatherings in the State of California. In addition, following the November 2018 hearing, an automatic stay was placed on the arbitration in connection with the plaintiff filing for personal bankruptcy protection. On October 22, 2021, following a determination by the bankruptcy trustee not to pursue the claims and release them back to the plaintiff, the parties entered into a stipulation to abandon arbitration and return the matter to state court. A case management conference was held on February 23, 2022 at which an initial trial date of May 24, 2023 was set, and the parties have agreed to stipulate to mediation in advance of the trial. On October 20, 2022, the parties filed a joint stipulation to continue the trial and certain deadlines related to the mediation in order to allow plaintiff’s counsel to continue to seek treatment for an ongoing medical issue. On November 1, 2022, based on the parties joint stipulation, the court entered an order continuing the trial date to October 25, 2023, on October 6, 2023, the court entered an order further continuing the trial date to April 24, 2024, and on March 3, 2024, based on an additional joint stipulation of the parties, the court entered an order continuing the trial date to October 23, 2024.

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

10. Stockholders' Equity and Common Stock Warrants

April 2024 Private Placement

On April 1, 2024, pursuant to and in accordance with the terms of a securities purchase agreement with certain purchasers named therein, we completed the private placement of an aggregate of 2,083,262 common shares, 2,532,285 Series A Warrants and 449,023 Pre-Funded Warrants. The aggregate upfront gross proceeds from the 2024 Private Placement were approximately $50.0 million, before deducting approximately $3.6 million of offering fees and expenses.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The Pre-Funded Warrants and Series A Warrants were classified as a component of stockholders’ equity within additional paid-in capital. The Pre-Funded Warrants and Series A Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria.

Warrants

As of June 30, 2024, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Historical Diffusion common stock warrants	57,965	$26.27	-	$375.14	November 2024 through February 2026
Historical EIP common stock warrants	43,618		$19.81		April 2028
Series A common stock warrants	2,532,285		$39.24		The earlier of (i) April 1, 2027 and (ii) the date that is 180 days after the date the Exercise Conditions (as defined in the Series A Warrants) have been met
Pre-funded warrants issued in April 2024 Private Placement	449,023		$0.001		None
	3,082,891

February 2024 Pre-Funded Warrant Exercise

On February 26, 2024, following the effectiveness of an amendment eliminating certain beneficial ownership limitations set forth therein, 499,995 previously outstanding pre-funded warrants to purchase common stock issued in connection with the closing of the Merger were exercised in full by the holder thereof pursuant to the cashless exercise provision of the pre-funded warrants. Upon exercise, 36 shares were withheld in lieu of a cash payment of the exercise price and the holder was issued 495,959 shares of common stock.

"At-The-Market" Sales Agreement

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

11. Stock-Based Compensation Stock

2015 Equity Plan

The 2015 Equity Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company’s Board. As of June 30, 2024, there were 23,631 shares available for future issuance under the 2015 Equity Plan.

2018 Employee, Director and Consultant Equity Incentive Plan

On March 28, 2018, EIP adopted the 2018 Plan, which was assumed by the Company pursuant to and in accordance with the terms of the Merger Agreement. Under the 2018 Plan, the Company may issue incentive stock options, non-qualified stock options, stock grants, and other stock-based awards to employees, directors, and consultants, as specified in the 2018 Plan and subject to applicable SEC and Nasdaq rules and regulations. The Board has the authority to determine to whom options or stock will be granted, the number of shares, the term, and the exercise price. Options granted under the 2018 Plan have a term of up to ten years and generally vest over a four-year period with 25% of the options vesting after one-year of service and the remainder vesting monthly thereafter. As of June 30, 2024, there were no shares available for issuance.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$40,337	$31,022	$104,134	$71,148
General and administrative	538,244	31,230	692,662	62,344
Total stock-based compensation expense	$578,581	$62,252	$796,796	$133,492

The following table summarizes the activity related to all stock option grants for the six months ended June 30, 2024:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at January 1, 2024	349,374	$51.15
Granted	207,284	11.23
Cancelled/Expired	(23,354)	114.18
Outstanding at June 30, 2024	533,304	$32.87	8.4	—
Exercisable at June 30, 2024	228,508	$64.13	6.7	—

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The Black-Scholes option pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2024
Expected term (in years)	5.25	-	5.76
Risk-free interest rate	4.06	-	4.46%
Expected volatility	76.87	-	80.03%
Dividend yield		—

There were no stock option grants during the six months ended June 30, 2023.

At June 30, 2024, there was $1.7 million of unrecognized compensation expense that will be recognized over a weighted-average period of 1.9 years.

During the six months ended June 30, 2024 the Company granted 39,721 options in lieu of 2023 executive bonus compensation.

Effective May 31, 2024, the employment of the Company's former Chief Financial Officer was terminated. Based on the terms of his severance agreement, unvested shares under previously granted option awards will to continue to vest on the schedule provided for in the applicable option award agreement through September 31, 2025. The Company accounted for the change in vesting terms as an improbable-to-probable modification of his stock options and recognized $0.3 million of expense in relation to this modification. In addition, the exercise period for any shares under previously granted option awards vested as of May 31, 2024 was extended to September 30, 2025. The Company accounted for the change in exercise terms as a probable-to-probable modification of his stock options and recognized $12,000 of expense in relation to this modification.

Note 12. Restatement of Previously Issued (Unaudited) Interim Financial Statements

While undergoing a review of its unaudited condensed consolidated interim financial statements, the Company determined it had incorrectly expensed costs directly associated with the Merger during various periods in 2023. Fees such as accounting and legal related to the Merger should have been capitalized and net against proceeds of the Merger. This impacted previously reported amounts for deferred offering costs and general and administrative expense, among other line items in the unaudited condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2023.

The following tables set forth the effects of the error corrections on affected items within the Company’s previously reported unaudited interim condensed consolidated balance sheet as of the periods indicated had the adjustments been made in the corresponding quarter:

	June 30, 2023
	As reported	Adjusted	As restated
Deferred offering costs	$-	$1,059,768	$1,059,768
Accumulated deficit	$(55,288,521)	$1,059,768	$(54,228,753)
Total assets	$2,304,448	$1,059,768	$3,364,216
Total liabilities	$14,188,409	$—	$14,188,409
Total convertible preferred stock	$24,287,211	$—	$24,287,211
Total stockholders’ equity (deficit)	$(36,171,172)	$1,059,768	$(35,111,404)

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The following tables set forth the effects of the error corrections on affected items within the Company’s previously reported unaudited interim condensed consolidated statements of operations and comprehensive loss for the periods indicated had the adjustments been made in the corresponding quarters:

	Six Months Ended June 30, 2023
	As reported	Adjusted	As restated
General and administrative expense	$3,053,234	$(1,059,768)	$1,993,466
Total operating expenses	$6,844,896	$(1,059,768)	$5,785,128
Loss from operations	$(3,717,084)	$1,059,768	$(2,657,316)
Net loss	$(3,019,605)	$1,059,768	$(1,959,837)
Net loss per share of common stock, basic and diluted	$(5.83)	$2.05	$(3.78)

	Three Months Ended June 30, 2023
	As reported	Adjusted	As restated
General and administrative expense	$1,414,303	$(421,750)	$992,553
Total operating expenses	$3,372,691	$(421,750)	$2,950,941
Loss from operations	$(1,652,747)	$421,750	$(1,230,997)
Net loss	$(1,847,251)	$421,750	$(1,425,501)
Net loss per share of common stock, basic and diluted	$(3.57)	$0.82	$(2.75)

13. Subsequent Events

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

Introduction to CervoMed

We are a clinical-stage company developing treatments for age-related neurologic disorders. We are currently focused on developing our lead drug candidate, neflamapimod, an investigational, orally administered, small molecule brain penetrant that inhibits p38α. Neflamapimod has the potential to treat and improve synaptic dysfunction, the reversible aspect of the underlying neurodegenerative processes that cause disease in DLB and certain other major neurological disorders, and is currently being evaluated in our ongoing RewinD-LB Trial, a Phase 2b study in patients with Early-Stage DLB, funded by a $21.0 million grant from the NIA.

Recent Program Developments and Business Highlights

•

Completed Enrollment in RewinD-LB Trial; Topline Data Expected in December 2024 — In June 2024, we completed enrollment in our RewinD-LB Trial, a Phase 2b study in patients with Early-Stage DLB, funded by a $21.0 million grant from the NIA. We expect to report topline data from the study in December 2024 which, if positive, we believe will bring us one step closer to potentially delivering the first DLB-specific FDA-approved therapy.

•

Completed 2024 Private Placement, Extending Cash Runway. In April 2024, we completed the 2024 Private Placement. We received aggregate upfront gross proceeds of approximately $50.0 million, before deducting offering fees and expenses, and may receive additional gross proceeds of up to approximately $99.4 million if the Series A Warrants are exercised in full for cash.

Overview of Our Business, Our Approach and Our Lead Drug Candidate

Our novel approach focuses on reducing the impact of inflammation in the brain, or neuroinflammation, which we believe is a key factor in the manifestation of degenerative diseases of the brain, including DLB. Chronic activation of the enzyme p38α in the neurons (also known as nerve cells) within the brains of people with neurodegenerative diseases is believed to impair how neurons communicate through synapses (i.e., the connections between neurons). This impairment, termed synaptic dysfunction, leads to deterioration of cognitive and motor abilities. Left untreated, synaptic dysfunction can result in neuronal loss that leads to devastating disabilities, significant reliance on a caretaker, long term care living, and, ultimately, death. However, before neuronal loss commences, disease progression in major neurodegenerative disorders, including DLB, initially involves a protracted period of functional loss, particularly with respect to the synapses. We believe that inhibiting p38α activity in the brain, by interfering with key pathogenic drivers of disease, has the potential to reverse the clinical progression observed in early-stage neurodegenerative diseases, and that it is possible to slow further progression by delaying permanent synaptic dysfunction and neuron death.

We believe we are a leader in the industry in developing a treatment for DLB, as we are the only company of which we are aware with an asset that has shown statistically significant improvements compared to placebo in a Phase 2a clinical trial (our AscenD-LB Trial) and has initiated a Phase 2b clinical evaluation (our ongoing RewinD-LB Trial), from which we expect topline results in December 2024. The clinical symptoms in DLB are most directly linked to synaptic dysfunction in cholinergic neurons (i.e., neurons producing the neurotransmitter acetylcholine) in a part of the brain named the basal forebrain. Based on available preclinical and clinical data, we believe if neflamapimod is given in the early stages of certain degenerative diseases of the brain, it may reverse synaptic dysfunction and improve neuron health and function. In preclinical studies, neflamapimod has been shown to reverse the neurodegenerative process in the BFC system and correct the behavioral deficits that result from synaptic dysfunction in the BFC system. Following earlier clinical studies demonstrating blood-brain-barrier penetration, target engagement, and identification of dose-response, we obtained positive Phase 2a clinical data in patients with DLB in our AscenD-LB Trial. Specifically, statistically significant improvement was observed in patients treated with neflamapimod compared to patients treated with placebo on measures of dementia severity (as measured by CDR-SB) and functional mobility (i.e., walking ability, as measured by the TUG test) in the primary (intention-to-treat) analysis, which includes all patients randomized into the study that had at least one measurement of the endpoint analyzed. In addition, in a secondary analysis evaluating the higher of two doses in the study (40 mg TID), neflamapimod demonstrated statistically significant improvement compared to placebo in a battery of cognitive tests, particularly with respect to tests that measured attention. These preclinical results and the primary results of the AscenD-LB Trial were published in the journal Nature Communications in September 2022.

In October 2023, the major clinical neurology journal, Neurology, published additional analyses of the AscenD-LB Trial data that further strengthened these conclusions regarding neflamapimod’s potential and identified the DLB patient population most responsive to neflamapimod treatment. In these analyses, the study results were stratified by pre-treatment levels of plasma ptau181, which recent scientific literature has identified as a blood-based biomarker to differentiate advanced DLB patients – in whom there is significant, irreversible neuronal loss in the hippocampus and associated AD co-pathology – from Early-Stage DLB patients — in whom the disease is limited to synaptic dysfunction in the basal forebrain, a reversible component of the disease, and there is no associated AD co-pathology. It is estimated that Early-Stage DLB patients comprise approximately 50% of the total diagnosed DLB patient population at any given time and that the remaining 50% is comprised of patients with advanced DLB, which is sometimes referred to in the scientific literature as “DLB-AD” or a form of “mixed dementia.” In patients with a plasma ptau181 level of less than 2.2 pg/mL, the treatment response to neflamapimod in the AscenD-LB Trial was substantially greater than the overall patient population, with a Cohen’s d effect size ≥ 0.7 and statistically significant vs. placebo on the CDR-SB, TUG, cognitive tests of attention and working memory. In a February 2024 publication in the Journal of Prevention of Alzheimer’s Disease, results from our prior clinical trials of neflamapimod in AD and DLB were integrated to show not only the demonstrated effects of neflamapimod on cognition and function, but on other biomarkers such as EEG and basal forebrain volume and functional connectivity by MRI.

Our ongoing RewinD-LB Trial is a double-blind, placebo-controlled, 16-week Phase 2b study that enrolled 159 patients with Early-Stage DLB, and is funded by a $21.0 million grant from the NIA. The trial is intended to confirm the efficacy findings from the AscenD-LB Trial and definitively demonstrate proof-of-concept. We have utilized our subsequent analyses of the AscenD-LB Trial data and the other information described above to optimize the RewinD-LB Trial’s design and bolster the trial’s statistical power. Critically, the RewinD-LB Trial excluded patients with advanced DLB as evaluated by plasma ptau181 levels (i.e., the study only enrolled patients with Early-Stage DLB). To enrich for such patients during screening, the global Clinical Dementia Rating score at entry was limited to 0.5 or 1.0; based on the enrollment data in our AscenD-LB and RewinD-LB Trials, among these patients with mild or very mild dementia, we estimate that the percentage of patients with Early-Stage DLB is substantially higher (approximately 66% among patients screened in RewinD-LB) as compared to the overall DLB population as a whole (approximately 50%). Together with additional modifications to the AscenD-LB Trial design related to dosing regimen (40 mg TID) and primary endpoint (CDR-SB), sample size calculations indicate that the RewinD-LB Phase Trial has greater than 95% statistical power (approaching 100%) to meet its primary objective of demonstrating improvement relative to placebo on change in CDR-SB, a global measure of dementia severity, over the course of the study.

We completed enrollment in the RewinD-LB Trial in June 2024, anticipate the last patient, last visit for the 16-week placebo-controlled phase of the study to occur in October 2024, and expect to report topline results from the placebo-controlled phase of the study in December 2024. The results of the RewinD-LB Trial are intended to provide the data necessary to finalize our design of a Phase 3 clinical trial, the general framework of which, including a 24-week treatment duration, is based on prior discussions with and feedback from the FDA.

In August 2024, we initiated a Phase 2a study in Strasbourg, France, which will evaluate neflamapimod in up to 20 DLB patients with mild cognitive impairment (MoCA score >= 18 during screening). The primary objective of the study will be to obtain additional pharmacokinetic data on a dosing regimen not previously used in any of our clinical trials (80 mg BID) that may provide additional dosing flexibility for certain patient populations or indications we may target in the future. On an exploratory basis, we will also collect data on basal forebrain atrophy, as measured by MRI, and a broad range of clinical endpoints.

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

Financial Summary

As of June 30, 2024, we had cash and cash equivalents and marketable securities of approximately $50.9 million. To date, we have not had any products approved for sale and have not generated any revenue from product sales, and our ability to do so in the future will depend on the successful development and eventual commercialization of neflamapimod (or another product candidate that we could acquire or develop in the future). We do not expect to generate revenue from product sales until such time, if ever.

Our accumulated deficit as of June 30, 2024 was $59.3 million. We have never been profitable, and we will continue to require additional capital to develop neflamapimod and fund operations for the foreseeable future. We have historically incurred net losses in each year since inception. Our net loss was $4.8 million and $2.0 million in the six months ended June 30, 2024 and 2023, respectively. Our net loss was $2.3 million and $1.4 million in the three months ended June 30, 2024 and 2023, respectively. We expect our expenses will increase in connection with our ongoing activities, as we:

●	advance neflamapimod through clinical trials, including a potential Phase 3 trial in DLB;
●	manufacture supplies for our nonclinical studies and clinical trials;
●	obtain, maintain, expand, and protect our intellectual property portfolio;
●	hire additional personnel to support our operations and growth; and
●	continue to operate as a public company.

Based on our current operating plan, we believe our existing cash and cash equivalents and marketable securities on hand as of June 30, 2024, along with the remaining funds to be received from the NIA Grant, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to do so in the near future. In January 2023, we were awarded our $21.0 million NIA Grant. Funding from the NIA Grant is recognized as grant revenue as the qualifying expenses related thereto are incurred. For the six months ended June 30, 2024 and 2023, $5.6 million and $3.1 million of grant funding was recognized, respectively. For the three months ended June 30, 2024 and 2023, $3.3 million and $1.7 million of grant funding was recognized, respectively.

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

Specific program expenses include expenses associated with the development of our lead product candidate, neflamapimod, including our ongoing Phase 2b RewinD-LB Trial in patients with Early-Stage DLB. Personnel and other operating expenses incurred for our research and development programs primarily relate to salaries and benefits, stock-based compensation, and facility expenses.

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, neflamapimod, or for any other product candidates that we may develop or acquire. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in R&D activities related to developing neflamapimod such as conducting larger clinical trials, seeking regulatory approval and incurring expenses associated with hiring personnel to support these and other R&D efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of product candidates, including neflamapimod, is highly uncertain.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development activities and as we continue development activities. We also anticipate that we will incur increased expenses as a result of continuing to operate as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, legal, auditing, insurance expenses, investor relations activities, and other administrative and professional services.

Other Income (Expense)

Other income (expense) consists of the change in fair value of the previously outstanding Convertible Notes.

Interest Income

Interest income consists of interest earned on our marketable securities and on our cash and cash equivalent balances held with financial institutions.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Grant revenue	$3,288,971	$1,719,944	$1,569,027	91%
Operating expenses:
Research and development	3,772,391	1,958,388	1,814,003	93%
General and administrative	2,511,679	992,553	1,519,126	153%
Total operating expenses	6,284,070	2,950,941	3,333,129	113%
Loss from operations	(2,995,099)	(1,230,997)	(1,764,102)	143%
Other income (expense):
Other income (expense)	(247)	(212,211)	211,964	(100)%
Interest income	678,441	17,707	660,734	(a)
Total other income (expense)	678,194	(194,504)	872,698	(449)%
Net loss	$(2,316,905)	$(1,425,501)	$(891,404)	63%

*(a) Not meaningful

Grant Revenue

Grant revenue was $3.3 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively. This increase in grant revenue — all of which, for each period presented, was received pursuant to our $21.0 million NIA Grant awarded in January 2023 to support the RewinD-LB Trial — was related to an increase in services performed during the three months ended June 30, 2024, as a result of, among other things, a larger number of trial sites being active during the current year period. We initiated the RewinD-LB Trial in the second quarter of 2023 and completed enrollment in June 2024, with trial sites being activated on a rolling basis throughout the enrollment period.

Research and Development Expenses

Research and development expenses were $3.8 million for the three months ended June 30, 2024, compared to $2.0 million for the three months ended June 30, 2023. The increase of $1.8 million was primarily due to the increase in outsourced CRO and related site expenses in relation to our RewinD-LB Trial, services for which ramped up progressively between initiation and the completion of enrollment as described above.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended June 30, 2024, compared to $1.0 million for the three months ended June 30, 2023. The increase of $1.5 million was primarily due to public company related costs following the completion of the merger, which closed in the third quarter of 2023. The drivers of the increase were primarily outsourced legal costs, insurance costs, headcount costs, stock-based compensation expense due to additional stock options granted and an amendment to our former chief financial officer's previously granted option awards in connection with his termination as an employee in May 2024 to extend the vesting and exercise periods thereunder to September 30, 2025, and investor/public relations costs.

Other Income (Expense)

There was a de minimis amount of other income (expense) for the three months ended June 30, 2024, compared to $(0.2) million for the three months ended June 30, 2023. The change in the prior year period was due to adjustments to the fair value of the Convertible Notes for the three months ended June 30, 2023. The Convertible Notes converted into the right to receive common stock in connection with the closing of the Merger and were not outstanding during the current year period.

Interest income

Interest income was $0.7 million for the three months ended June 30, 2024, compared to almost no interest income for the three months ended June 30, 2023. The increase was primarily due to interest earned as a result of an increased cash equivalents and marketable securities balances following the completion of the 2024 Private Placement in April 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Grant revenue	$5,636,221	$3,127,812	$2,508,409	80%
Operating expenses:
Research and development	6,586,649	3,791,662	2,794,987	74%
General and administrative	4,639,609	1,993,466	2,646,143	133%
Total operating expenses	11,226,258	5,785,128	5,441,130	94%
Loss from operations	(5,590,037)	(2,657,316)	(2,932,721)	110%
Other income (expense):
Other income (expense)	(277)	644,368	(644,645)	(100)%
Interest income	759,074	53,111	705,963	(a)
Total other income (expense)	758,797	697,479	61,318	9%
Net loss	$(4,831,240)	$(1,959,837)	$(2,871,403)	147%

*(a) Not meaningful

Grant Revenue

Grant revenue was $5.6 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively. This increase in grant revenue — all of which, for each period presented, was received pursuant to our $21.0 million NIA Grant awarded in January 2023 to support the RewinD-LB Trial — was related to an increase in services performed during the six months ended June 30, 2024, as a result of, among other things, a larger number of trial sites being active during the current year period. We initiated the RewinD-LB Trial in the second quarter of 2023 and completed enrollment in June 2024, with trial sites being activated on a rolling basis throughout the enrollment period.

Research and Development Expenses

Research and development expenses were $6.6 million for the six months ended June 30, 2024, compared to $3.8 million for the six months ended June 30, 2023. The increase of $2.8 million was primarily due to the increase in outsourced CRO and related site expenses in relation to our RewinD-LB Trial, services for which ramped up progressively between initiation and the completion of enrollment as described above.

General and Administrative Expenses

General and administrative expenses were $4.6 million for the six months ended June 30, 2024, compared to $2.0 million for the six months ended June 30, 2023. The increase of $2.6 million was primarily due to public company related costs following the completion of the merger, which closed in the third quarter of 2023. The drivers of the increase were primarily outsourced legal costs, insurance costs, headcount costs, stock-based compensation expense due to additional stock options granted and an amendment to our former chief financial officer's previously granted option awards in connection with his termination as an employee in May 2024 to extend the vesting and exercise periods thereunder to September 30, 2025, and investor/public relations costs.

Other Income (Expense)

There was a de minimis amount of other income (expense) for the six months ended June 30, 2024, compared to $0.6 million for the six months ended June 30, 2023. The change was due to adjustments to the fair value of the Convertible Notes for the six months ended June 30, 2023. The Convertible Notes converted into the right to receive common stock in connection with the closing of the Merger and were not outstanding during the current year period.

Interest income

Interest income was $0.8 million for the six months ended June 30, 2024 as compared to $0.1 million for the six months ended June 30, 2023. The increase was primarily due to interest earned as a result of an increased cash equivalents and marketable securities balances following the completion of the 2024 Private Placement in April 2024.

Liquidity and Capital Resources

Capital Requirements

From the date of our inception through June 30, 2024, our operations have primarily been financed through the issuance of common stock, convertible preferred stock and convertible debt financings. As of June 30, 2024, we had approximately $50.9 million of cash and cash equivalents and marketable securities. We have not generated positive cash flows from operations and as of June 30, 2024, we had an accumulated deficit of approximately $59.3 million. In January 2023, we were awarded a $21.0 million grant from the NIA to support the RewinD-LB Trial, which is expected to be received over a three-year period. As of June 30, 2024, total cash funding of $14.2 million had been received from the NIA Grant.

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

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and general and administrative expenditures. These primary uses of capital include, and we expect will continue to include, costs related to clinical research, manufacturing and development services; compensation and related expenses; costs relating to the build-out of our headquarters, other offices and laboratories; license payments or milestone obligations that may arise; laboratory expenses and costs for related supplies; manufacturing costs; legal and other regulatory expenses and general overhead costs. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Based on our current operating plan, we believe our existing cash and cash equivalents and marketable securities on hand as of June 30, 2024, along with the remaining funds to be received from the NIA Grant, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through a debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs, including our development or commercialization activities for neflamapimod. We might also be required to seek funds through arrangements with third parties that require us to relinquish certain of our rights to neflamapimod or otherwise agree to terms unfavorable to us.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the progress, timing, costs and results of the RewinD-LB Trial, as well as additional development plans for neflamapimod in other disease indications, such as recovery after ischemic stroke and FTD;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
●	our ability to reach certain milestone events set forth in our collaboration agreements and the timing of such achievements, triggering our obligation to make applicable payments;
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

Cash Flows

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(3,625,319)	$(3,443,795)
Net cash used in investing activities	(40,570,256)	—
Net cash provided by financing activities	46,411,946	—
Net increase (decrease) in cash and cash equivalents	2,216,371	(3,443,795)

Operating Activities

For the six months ended June 30, 2024, cash used in operating activities was $3.6 million. The net cash outflow from operations primarily resulted from net loss of $4.8 million and accretion of discount on marketable securities of $0.3 million, partially offset by changes in operating assets and liabilities of $0.7 million and by a non-cash expense of $0.8 million for stock-based compensation.

For the six months ended June 30, 2023, cash used in operating activities was $3.4 million. The net cash outflow from operations primarily resulted from net loss of $2.0 million, change in fair value of convertible debt of $0.6 million and changes in operating assets and liabilities of $1.0 million.

Investing Activities

For the six months ended June 30, 2024, cash used in investing activities was $40.6 million due to the purchase of marketable securities following the completion of the 2024 Private Placement on April 1, 2024.

We did not have any cash provided by or used in investing activities for the six months ended June 30, 2023.

Financing Activities

For the six months ended June 30, 2024, cash provided by financing activities was $46.4 million due to proceeds from the sale of common stock for approximately $46.4 million, partially offset by the payment of issuance costs related to the sale of common stock for , in each case, in connection with the 2024 Private Placement.

We did not have any cash provided by or used in financing activities for the six months ended June 30, 2023.

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

Critical Accounting Policies and Estimates

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

Change in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 9, Commitments and Contingencies in the notes accompanying the unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

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

The 2024 Private Placement is exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and in reliance on similar exemptions under applicable state laws, as well as in accordance with applicable Nasdaq rules. The purchasers in the 2024 Private Placement represented that they were institutional accredited investors within the meaning of rules promulgated under the Securities Act and were acquiring the securities for investment only and with no present intention of distributing any of such securities or any arrangement or understanding regarding the distribution thereof. The securities were offered without any general solicitation by us or our representatives. The sale and issuance of securities in the 2024 Private Placement will not be registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration with the SEC or an applicable exemption from the registration requirements.

On June 5, 2024, our Registration Statement on Form S-1 related to the resale, from time to time, of the shares of common stock issued in the 2024 Private Placement (including shares of common stock issuable upon exercise of the Pre-Funded Warrants and Series A Warrants) by the selling stockholders named therein was declared effective by the SEC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Description	Method of Filing
4.1	Form of 2024 Private Placement Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 28, 2024.
4.2	Form of 2024 Private Placement Series A Warrant	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 28, 2024.
10.1	Securities Purchase Agreement, dated March 28, 2024, by and between CervoMed Inc. and each of the purchasers party thereto	Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 filed on May 10, 2024.
10.2#	Amended & Restated Employment Agreement, effective as of June 1, 2024, by and between CervoMed Inc. and William Elder	Filed herewith.
10.3#	Separation Agreement, effective as of May 31, 2024, by and between the CervoMed Inc. and J. William Tanner, Ph.D.	Filed herewith.
10.4#	Consulting Agreement, effective as of June 1, 2024, by and between the CervoMed Inc. and J. William Tanner, Ph.D.	Filed herewith.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
101.INS*	Inline XBRL Instance Document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith.

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

CervoMed Inc.

Date: August 9, 2024	By:	/s/ John Alam
John Alam
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ William Elder
William Elder
Chief Financial Officer and General Counsel
(Principal Financial Officer)