Form 10-K
period 2024-12-31
CervoMed Inc.
filed 2025-03-17
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s common stock beneficially owned by non-affiliates of the registrant, calculated based upon the closing sale price of the common stock as quoted by the Nasdaq Capital Market on June 28, 2024 (the last business day of the registrant’s second fiscal quarter), was approximately $91.6 million.

As of March 14, 2025, 8,702,719 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

INTRODUCTORY NOTES

Note Regarding Company References and Other Defined Terms

As previously disclosed in our Current Report on Form 8-K filed on August 17, 2023 with the SEC, on August 16, 2023, the Delaware corporation formerly known as “Diffusion Pharmaceuticals Inc.” completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger, dated March 30, 2023 (the “Merger Agreement”), by and among Diffusion Pharmaceuticals Inc. (“Diffusion”), Dawn Merger Inc., a wholly-owned subsidiary of Diffusion (“Merger Sub”) and EIP Pharma, Inc. (“EIP"), pursuant to which Merger Sub merged with and into EIP, with EIP surviving the Merger a wholly-owned subsidiary of Diffusion (the “Merger”). Additionally, on August 16, 2023, Diffusion changed its name from “Diffusion Pharmaceuticals Inc.” to “CervoMed Inc.”

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

For accounting purposes, the Merger is treated as a reverse recapitalization under U.S. GAAP and EIP is considered the accounting acquirer. Accordingly, EIP’s historical results of operations are deemed the Company’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s financial statements. Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by EIP.

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

401(k) Plan	CervoMed Inc. 401(k) Defined Contribution Plan
AD	Alzheimer’s Disease
Annual Report	this Annual Report on Form 10-K
ACA	Affordable Care Act and the Healthcare and Education Reconciliation Act
ADCS-CGIC	the Alzheimer's Disease Cooperative Study — Clinical Global Impression of Change
AIA	America Invents Act
AKS	anti-kickback statute
ALT	alanine aminotransferase
ANDA	abbreviated new drug application
API	active pharmaceutical ingredient

ASC	Accounting Standard Codification of the FASB
AscenD-LB Trial	our Phase 2a clinical trial evaluating neflamapimod for the treatment of patients with DLB, completed in the second half of 2021
AST	aspartate aminotransferase
ASU	Accounting Standards Update
Bayh-Doyle Act	Bayh-Dole Act of 1980
BID	twice daily
BFC	basal forebrain cholinergic
BTIG	BTIG LLC
Board	the board of directors of the Company
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCPA	the California Consumer Privacy Act
CPRA	the California Privacy Rights Act
CDR-SB	Clinical Dementia Rating Sum of Boxes test
cGMP	current good manufacturing practices
ChAT+ neurons	neurons staining positively for choline acetyl transferase
CMC	chemistry, manufacturing and controls
CMO	contract manufacturing organization
CMS	the U.S. Centers for Medicare & Medicaid Services
CODM	chief operating decision maker
Convertible Notes	collectively, the 2020 Notes and the 2021 Notes
CNS	central nervous system
Code	the U.S. Internal Revenue Code of 1986, as amended
CREATES Act	the Creating and Restoring Equal Access to Equivalent Samples Act of 2019
CRL	Complete Response Letter
CRO	contract research organization
DGCL	Delaware General Corporation Law
DGM	deep grey matter
DLB	dementia with Lewy bodies
DLB without AD co-pathology	DLB without concomitant AD-related pathology. May also be referred to as "pure" DLB.
DNP	the FDA’s Division of Neurology Products
DSCSA	Drug Supply Chain Security Act
EEA	European Economic Area
EEG	electroencephalogram
Effective Time	the effective time of the Merger on August 16, 2023
EIP Common Stock	the common stock, par value $0.001, of EIP issued and outstanding prior to the Merger
EMA	European Medicines Agency
EOAD	Early Onset Alzheimer’s Disease
EOT	end of treatment
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Ratio	the “Exchange Ratio” as defined in the Merger Agreement
Extension or Extension Phase	with respect to the RewinD-LB Trial, the 32-week open-label extension phase of the trial from which 16-week results were reported in March 2025
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	the Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FDIC	Federal Deposit Insurance Corporation
FTC	Federal Trade Commission
FTD	frontotemporal dementia
GCP	good clinical practices
GDPR	European Union General Data Protection Regulation
GLP	good laboratory practice
HIPAA	the Health Insurance Portability and Accountability of Act of 1996

IMM	irreversible morbidity and mortality
IND	investigational new drug application
Initial Phase	with respect to the RewinD-LB Trial, the initial 16-week double-blind, placebo controlled phase of the trial from which topline results were reported in December 2024
IRA	Inflation Reduction Act of 2022
IRB	institutional review board
IT	information technology
MA	marketing authorization
MAPK	mitogen-activated protein kinase
MCI	mild cognitive impairment
MMRM	mixed-effects model for repeated measures
MoCA	Montreal Cognitive Assessment
MRI	magnetic resonance imaging
MSN	medial septal nucleus
Nasdaq	Nasdaq Stock Market, LLC
NbM	Nucleus basalis of Meynert
NCE	new chemical entity
NDA	new drug application
New Capsules	the batch of neflamapimod drug product capsules manufactured in March 2023 and administered for the majority of the RewinD-LB Trial Extension phase
NGF	nerve growth factor
NIA	the National Institute on Aging of the National Institutes of Health
NIA Grant	the $21.3 million grant awarded to us by the NIA to support the RewinD-LB Trial, $21.0 million of which was awarded in January 2023 and an additional $0.3 million of which was awarded in August 2024
NIH	National Institutes of Health
NOL	net operating loss
NTB	Neuropsychological Test Battery
NYSE	New York Stock Exchange
Old Capsules	the batch of neflamapimod drug product capsules manufactured in October 2020 and administered for the Initial Phase of the RewinD-LB Trial and a portion of the Extension
p38α	p38 mitogen-activated protein kinase alpha
PBM	pharmacy benefit manger
PD	Parkinson’s disease
PDAB	prescription drug affordability board
PDMA	Prescription Drug Marketing Act
PDUFA	Prescription Drug User Fee Act, as amended
PK	pharmacokinetics
POC	proof-of-concept
PPA	primary progressive aphasia
Pre-Funded Warrants	the pre-funded warrants each to purchase one share of common stock at a purchase price of $0.001 per share issued in connection with the 2024 Private Placement
PREA	Pediatric Research Equity Act
Proxy Statement	the definitive proxy statement on Schedule 14A for our 2025 Annual Meeting of Stockholders
ptau181	plasma phosphorylated tau at position 181
RA	rheumatoid arthritis
Regulation S-K	Regulation S-K promulgated under the Securities Act
REMS	Risk Evaluation and Mitigation Strategy
Restore Trial	our ongoing Phase 2 clinical trial evaluating neflamapimod for the treatment of patients recovering from ischemic stroke, which we expect to initiate in the second quarter of 2025
RewinD-LB Trial	our ongoing Phase 2b clinical trial evaluating neflamapimod for the treatment of patients with DLB, initiated in the second quarter of 2023
RLD	reference-listed drug
ROU	right-of-use
SAB	scientific advisory board
SAE	serious adverse events
SEC	U.S. Securities and Exchange Commission
Section 382	Section 382 of the Code

Securities Act	Securities Act of 1933, as amended
Series A Warrants	the warrants to purchase an aggregate of 2,532,285 shares of common stock at a purchase price of $39.24 per share issued in connection with the 2024 Private Placement
TCJA	Tax Cuts and Jobs Act of 2017
TID	three times daily
TUG	Timed Up and Go test
UPL	upper payment limit
U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
USPTO	U.S. Patent and Trademark Office
Vertex	Vertex Pharmaceuticals Incorporated
Vertex Agreement	the Option and License Agreement, dated as of August 27, 2012, by and between EIP Pharma LLC and Vertex, as amended

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

●

the success and timing of our ongoing and planned clinical trials and preclinical studies, including our ability to enroll participants in our studies at anticipated rates and our ability to manufacture an adequate amount of drug supply for our studies;

●	obtaining and maintaining intellectual property protection for our current or future product candidates and our proprietary technology;

●	the performance of third parties, including CROs, manufacturers, suppliers, and outside consultants, to whom we outsource certain operational, staff and other functions;

●	our ability to obtain and maintain regulatory approval of our current or future product candidates and, if approved, our products, including the labeling under any approval we may obtain;

●	our plans and ability to develop and commercialize our current or future product candidates and the outcomes of our research and development activities;

●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;

●	our future obligations under the Vertex Agreement;

●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

●

the accuracy of our estimates of the size and characteristics of the potential markets for our current or future product candidates, the rate and degree of market acceptance of any of our current or future product candidates that may be approved in the future, and our ability to serve those markets;

●	the success of products that are or may become available which also target the potential markets for our current or future product candidates;

●	our ability to operate our business without infringing the intellectual property rights of others and the potential for others to infringe upon our intellectual property rights;

●	any significant breakdown, infiltration, or interruption of our IT systems and infrastructure;

●	our ability to remediate our previously disclosed material weaknesses in our internal controls over financial reporting in a timely manner;

●	recently enacted and future legislation related to the healthcare system;

●	other regulatory developments in the U.S., European Union, and other foreign jurisdictions;

●	our ability to satisfy the continued listing requirements of the Nasdaq or any other exchange on which our securities may trade in the future;

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

Overview

We are a clinical-stage biotechnology company focused on developing treatments for age-related neurologic disorders. We are currently focused on the development of our lead drug candidate, neflamapimod, an investigational, orally administered, small molecule brain penetrant that inhibits p38α in the neurons of people with neurodegenerative diseases. We believe neflamapimod has the potential to treat synaptic dysfunction, the reversible aspect of the underlying disease processes in DLB and certain other major neurological disorders. Neflamapimod is currently being evaluated in our ongoing RewinD-LB Trial, a Phase 2b trial in patients with DLB funded primarily by a $21.3 million grant from the NIA.

Our novel approach focuses on reducing the impact of inflammation in the brain, or neuroinflammation, which we believe is a key factor in the manifestation of degenerative diseases of the brain, including DLB. Chronic activation of the enzyme p38α in the brains of people with certain neurodegenerative diseases is believed to impair how neurons communicate through synapses. This impairment, termed synaptic dysfunction, leads to deterioration of cognitive and motor abilities. Left untreated, synaptic dysfunction can result in irreversible neuronal loss that leads to devastating disabilities, significant reliance on a caretaker, long term care living, and, ultimately, death. However, before neuronal loss commences, disease progression in many major neurodegenerative disorders, including DLB, initially involves a protracted period of reversible functional loss, particularly with respect to the synapses. We believe that inhibiting p38α activity in the brain, by interfering with key pathogenic drivers of disease, has the potential to reverse the clinical progression observed in the early-stages of certain neurodegenerative diseases, as well as slow further progression by delaying permanent synaptic dysfunction and neuron death.

We believe we are a leader in the industry in developing a treatment for DLB, as neflamapimod is the only clinical drug candidate of which we are aware that has shown statistically significant improvements compared to placebo in a Phase 2a clinical trial (our AscenD-LB Trial) and improved outcomes (p < 0.001) on the trial’s primary endpoint in a Phase 2b evaluation (16-week Extension data from our ongoing RewinD-LB Trial). We are also the only company of which we are aware that is specifically targeting the treatment of DLB patients without AD co-pathology. Compared to patients with “pure” DLB – who may represent up to 50% of the total diagnosed DLB patient population at any given time – DLB patients with AD co-pathology have significant, irreversible neuronal loss in the hippocampus, which may be assessed via imaging or biomarker evidence of amyloid and/or tau pathology. DLB without AD co-pathology, however, is primarily a disease of reversible synaptic dysfunction in the BFC system and, based on available preclinical and clinical data, we believe if neflamapimod is given in the early stages of certain degenerative diseases of the brain, it may reverse synaptic dysfunction, improve neuron health and function, and slow further progression by delaying synaptic dysfunction and neuronal death. We believe that targeting DLB patients without AD co-pathology enhances the alignment of our development path with neflamapimod’s mechanism of action, reduces the heterogeneity of our target patient population, and thereby has the potential to improve outcomes for patients.

Our ongoing RewinD-LB Trial is a Phase 2b trial in 159 participants with DLB funded primarily by a $21.3 million grant from the NIA. Patients with AD co-pathology, as assessed by ptau181 levels at screening, were excluded from the trial. Intended to confirm the efficacy findings from the AscenD-LB Trial, we announced 16-week results from the Extension Phase of the RewinD-LB Trial in March 2025. In the first 16 weeks of the Extension, treatment with the New Capsules led to increased plasma drug concentrations and demonstrated improvement on the trial's primary outcome measure, change from baseline in CDR-SB (p<0.001 vs. Old Capsules; p=0.003 vs. placebo), and ADCS-CGIC, a secondary outcome measure in the trial (p=0.035 vs. Old Capsules; p=0.035 vs. placebo). We believe these results demonstrate proof-of-concept for neflamapimod as a potential treatment for DLB, and support our hypothesis that the failure of neflamapimod during the Initial Phase was the result of the Old Capsules delivering lower than expected drug concentrations and effectively underdosing participants. We expect to report 32-week results from the Extension in the second half of 2025 and we intend to meet with the FDA to discuss our Phase 3 plans following the availability of those data.

In addition to neflamapimod’s potential to treat DLB, we believe the benefit of targeting neuroinflammation-induced synaptic dysfunction in the BFC system can be applied to other neurologic indications in which treatment of BFC dysfunction and degeneration would be expected to be clinically beneficial, including as treatment for certain forms of FTD, such as PPA, and promoting recovery after ischemic stroke.

Our Pipeline

Set forth below is a table presenting our clinical pipeline:

Our Strategy

Our mission is to develop and commercialize innovative medicines that change the course of the disease of patients who suffer from age-related neurologic disorders.

The key elements of our strategy are:

●

Advance clinical development of neflamapimod for the treatment of DLB without AD co-pathology, with a focus on moving the program towards Phase 3 initiation in mid-2026, subject to available funding.  In March 2025, we announced 16-week results from the Extension Phase of our ongoing RewinD-LB Trial in which neflamapimod demonstrated a positive treatment effect (p < 0.001) on the metrics used during the Initial Phase as the trial’s primary outcome measure, change from baseline in CDR-SB, and as a key secondary outcome measure, ADCS-CGIC. We expect to report 32-week data from the Extension Phase in the second half of 2025, and our Phase 2a trial in Strasbourg, France evaluating a twice daily regimen (80mg BID) of neflamapimod in patients with mild-to-moderate DLB remains ongoing. Following the availability of those data, we plan to meet with the FDA regarding the design of what we expect will be a single 24-week treatment duration Phase 3 clinical trial, which we are targeting to initiate in mid-2026, subject to available funding.

●

Advance clinical development of neflamapimod for other disease indications. Beyond DLB, neflamapimod’s mechanism of action provides opportunities for advancement in a range of neurologic disorders in which targeting and treating neuroinflammation and, more specifically, cholinergic dysfunction and degeneration would be expected to potentially provide substantial clinical benefit. We believe neflamapimod may promote neurologic recovery, particularly of motor function, in patients recovering from certain types of strokes and expect to initiate our Restore Trial, a Phase 2 trial evaluating neflamapimod in patients recovering from ischemic stroke, in the second quarter of 2025. In November 2024, the FDA granted neflamapimod Orphan Drug designation for the treatment of FTD and we plan to initiate a Phase 2a trial evaluating neflamapimod in the nonfluent/agrammatic variant of PPA – a subtype of FTD – in mid-2025. We believe there is strong scientific basis for evaluating neflamapimod in these indications and that differences in the treatment setting and disease processes involved provide development opportunities that are both differentiated from and complementary to our DLB program. We may also explore neflamapimod’s potential in treating additional neurologic disorders in the future, subject to available funding.

●

Explore strategic collaborations to opportunistically maximize neflamapimod’s potential value and expediate commercialization, if approved. We believe that strategic collaborations may provide opportunities to maximize neflamapimod’s potential value for our stockholders and we intend to explore potential strategic collaborations in parallel with our planned clinical development program for neflamapimod. In addition, if neflamapimod receives regulatory approval, we intend to be prepared to commercialize as soon as practicable in the market(s) where it is first approved, if at all, which we expect would be in North America and/or Europe. In the future, we may seek partners to seek approval and commercialize our products in other regions.

Neflamapimod in Dementia with Lewy Bodies

Capitalizing on Our Strengths

We believe that the following competitive strengths will allow us to execute on our core mission to develop and commercialize neflamapimod, if approved, as an innovative treatment for patients who suffer from DLB:

●

Our approach to treating DLB is highly differentiated, focusing on reducing the impact of neuroinflammation in DLB patients without AD co-pathology, who do not have significant, irreversible neuronal loss and in whom the disease is primarily one of synaptic dysfunction. Our approach focuses on reducing the impact of neuroinflammation. Neuroinflammation is directly linked with the initiation of the neurodegenerative process through synaptic dysfunction, which results in a reduction or elimination of the ability of the affected neurons to transfer information. Neflamapimod targets neuroinflammation and, particularly, the molecular mechanisms within neurons that lead to synaptic dysfunction, thereby both improving cognitive function and slowing down the process that leads to irreversible neuronal loss. Compared to patients with “pure” DLB – who may represent up to 50% of the total diagnosed DLB patient population at any given time – DLB patients with AD co-pathology have significant, irreversible neuronal loss in the hippocampus, which may be assessed via imaging or biomarker evidence of amyloid and/or tau pathology. DLB without AD co-pathology, however, is primarily a disease of reversible synaptic dysfunction in the BFC system and, based on available preclinical and clinical data, we believe if neflamapimod is given in the early stages of certain degenerative diseases of the brain, it may reverse synaptic dysfunction, improve neuron health and function, and slow further progression by delaying synaptic dysfunction and neuronal death. We believe that targeting DLB patients without AD co-pathology enhances the alignment of our development path with neflamapimod’s mechanism of action, reduces the heterogeneity of our target patient population, and thereby has the potential to improve outcomes for patients.

●

Neflamapimod has the potential to meet a significant unmet medical need and achieve substantial commercial return as the first-to-market specific therapy for DLB, if approved. Currently, there are no approved therapies for DLB and there is limited drug development in this area, with neflamapimod being, to our knowledge, the only disease-modifying approach that has demonstrated significant improvements on clinical outcome measures in multiple clinical trials in DLB. We believe that neflamapimod can address the high unmet medical need with respect to both the cognitive and motor aspects of DLB. DLB is the third most common chronic degenerative disease of the brain (after AD and PD), with an estimated 700,000 individuals with the disease in each of the U.S. and European Union. Despite this prevalence and high unmet medical need, there are currently no FDA or EMA approved treatments for DLB, and up to 50% of these patients have DLB without AD co-pathology. Further, patients are referred to neurologists to treat the disease. The specialty nature of neflamapimod, if approved, combined with the prevalence of the disease should present a significant commercial opportunity, including through reimbursement, based on the impact on patients’ quality of life and ability to function, reduction of caregiver burden and reduction of health care costs associated with DLB, among other factors.

●

Neflamapimod has the potential to improve cognitive and motor function (i.e., restore function), providing the opportunity to expedite the later stages of clinical development in DLB without AD co-pathology relative to other chronic neurodegenerative diseases. A major challenge in developing effective drug treatments for chronic neurodegenerative diseases, particularly AD, has been that approaches to date do not show improvement in disease outcomes in Phase 2 clinical trials (i.e., trials of less than six-month duration). Instead, demonstration of clinical efficacy depends on clinical trial duration of at least 12 to 18 months and large subject numbers (~1,000 or more), effectively requiring Phase 3 trials designed to show an effect of slowing disease progression relative to placebo treatment. As a result, Phase 2 clinical trials data may not provide a meaningful predictor of the potential for a successful clinical outcome in Phase 3 in AD. In contrast, in DLB without AD co-pathology, because there is less extensive neuronal loss and fixed (i.e., irreversible) clinical deficits compared to AD, there is the potential to reverse disease progression and improve function in Phase 2 clinical trials. We believe the results demonstrated in the first 16-weeks of the Extension Phase of our ongoing RewinD-LB Trial have demonstrated proof-of-concept in DLB and, based on prior discussions we have had with the FDA that we intend to confirm in a future meeting, that regulatory approval for neflamapimod could be obtained with the conduct of a single 24-week treatment duration Phase 3 study involving a few hundred subjects, although there can be no assurances and our commencement of any future trials evaluating neflamapimod in DLB will be subject to our receipt of sufficient funding.

●

Neflamapimod has been extensively tested in animals and humans and has a well-understood safety and tolerability profile. Neflamapimod’s safety and tolerability profile has been extensively evaluated and is well understood. Specifically, long-term toxicology studies of neflamapimod have been completed and the drug has been administered to over 500 participants to date, including over 350 participants in Phase 2 clinical trials in either DLB or AD). We also have several ongoing and planned clinical trials to further evaluate the safety, tolerability and PK profile of neflamapimod, including at doses higher than the 40mg TID dose evaluated in our ongoing RewinD-LB Trial.

DLB Background

Significant Disease Burden & High Unmet Medical Need

DLB is the second most common neurodegenerative dementia (after AD), representing 10-20% of the dementia population. Estimates by the Lewy Body Dementia Association suggest there are approximately 700,000 individuals with DLB in the U.S. and an additional 700,000 individuals with DLB in the European Union, and up to 50% of these patients have DLB without AD co-pathology. Despite this prevalence, there are currently no approved treatments specifically for DLB in the U.S. or the European Union.

DLB is characterized by progressive dementia and fluctuating cognition (particularly deficits in attention), visual hallucination, motor dysfunction (disturbances in gait and balance) and sleep disturbances. With respect to life expectancy, in a large cohort of DLB and AD cases (251 DLB, 222 AD), after controlling for age at diagnosis, comorbidity, and antipsychotic prescribing, the survival for DLB was shorter compared to AD, with an average survival of less than four years with DLB, as compared to nearly seven years with AD. Antecedent to death, the time progression to severe dementia is also shorter by nearly two years with DLB compared to AD. Separate from survival and progression to severe disease, even in the mild-to-moderate stages, the disease burden with respect to quality of life and caregiver burden is greater in DLB than in AD with deficits occurring in both cognitive and motor function. Patients with DLB are more frequently admitted to general hospitals and utilize inpatient care to a substantially higher degree than patients with AD or the general elderly population. Perhaps most importantly, in a large prospective study, mild dementia patients with DLB were admitted to a nursing home after only a median of 1.8 years from presentation and diagnosis, nearly two years shorter than the 3.7 years in the AD group.

In sum, DLB in afflicted persons often progresses quickly and severely impacts not only the daily lives of patients suffering from the disease but that of their caregivers. There are currently no disease-modifying treatments available for DLB, so management of DLB currently focuses on relief of symptoms, including its cognitive and parkinsonian (e.g., tremor) manifestations. No approaches have been shown to clinically slow neuronal loss or prevent cognitive decline, and there are no approved therapies for treating the underlying disease process or disease-modifying drugs in Phase 3 clinical trials. Though not approved for DLB, cholinesterase inhibitors are used in its management, with some limited and transient improvement in cognition and a reduction in the frequency and severity of visual hallucinations. However, despite treatment with cholinesterase inhibitors, the cognitive and functional impairments progress rapidly, caregiver burden remains high, and new treatments are needed for these patients. With respect to the motor component of DLB, dopaminergic medications (e.g., carbidopa/levodopa) work less well in DLB as compared to PD and patients with DLB generally have a limited response to these medications, which are in any case poorly tolerated in this patient population.

Neflamapimod’s Mechanism of Action & Scientific Rationale

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

The basal forebrain – specifically, nerve cells producing the neurotransmitter acetylcholine (i.e., “cholinergic neurons”) – plays critical roles in controlling and optimizing a wide range of cognitive, motor, and visual tasks. Synaptic dysfunction in the BFC system is the primary pathogenic driver of disease expression and progression in DLB. In collaborative work conducted with the New York University Langone Medical Center, and published in the journal Nature Communications, we have demonstrated that neflamapimod targets the specific molecular mechanisms underlying BFC dysfunction and degeneration, and may successfully reverse disease progression in the early-stages of BFC dysfunction.

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

Molecular Mechanisms Underlying Cholinergic Neurodegeneration in DLB and Point of Intervention for Neflamapimod

AD Co-Pathology and "Pure" DLB

More specifically, our DLB development program for neflamapimod is currently focused on the treatment of DLB patients without AD co-pathology. Compared to patients with “pure” DLB – who may represent up to 50% of the total diagnosed DLB patient population at any given time – DLB patients with AD co-pathology have significant, irreversible neuronal loss in the hippocampus. Pure DLB, therefore, is primarily a disease of reversible synaptic dysfunction in the BFC system. Relative to patients with AD co-pathology, these patients have limited neurodegeneration and neuronal loss in the cortical regions of the brain, including and particularly in the hippocampus.

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

We believe that the results of preclinical studies and our clinical trials evaluating neflamapimod in DLB, through demonstration of reduction in Rab5 activity and reversal cholinergic dysfunction & degeneration, demonstrate neflamapimod’s potential to treat synaptic dysfunction, the reversible aspect of the underlying neurodegenerative processes in the BFC system that causes disease in DLB. We also have obtained and published results from a pilot clinical trial in patients with early AD that demonstrate that neflamapimod treatment increases the volume of the basal forebrain, as well its functional connectivity to the cortex, as assessed by structural and functional MRI, respectively.

AscenD-LB Trial: Our Completed Phase 2a Trial in Dementia with Lewy Bodies

The AscenD-LB Trial was an exploratory, Phase 2a clinical trial designed to evaluate the effects of neflamapimod against a range of clinical endpoints. A total of 91 participants were enrolled between October 2019 and March 2020 and randomized to receive neflamapimod capsules at one of two doses (40mg BID or 40mg TID) or matching placebo capsules (randomized 1:1) for 16 weeks. In the primary analysis of the AscenD-LB Trial, which included all participants enrolled and evaluated for treatment effects, neflamapimod demonstrated improvement compared to placebo in dementia severity (assessed by CDR-SB, p=0.023 vs. placebo) and functional mobility (gait or walking ability as assessed by the TUG test, p=0.044 vs. placebo). In additional analyses, at the highest dose (40mg TID), improvement on NTB was evident as compared to placebo (p=0.049), while significant improvement compared to placebo on the NTB was not evident in the primary analysis. In addition, encouraging positive trends on the ten-item Neuropsychiatric Inventory were seen, particularly with respect to visual hallucinations, where a significant reduction in frequency relative to placebo was seen. This primary analysis of the AscenD-LB Trial data showing neflamapimod significantly improved dementia severity and motor function was published in the major scientific journal Nature Communications in September 2022.

Additional pre-specified analyses of the AscenD-LB Trial data stratified by baseline plasma ptau181 were conducted to evaluate the results specifically in a DLB patient population without evidence of AD co-pathology. As shown in the table below, participants in the AscenD-LB Trial without evidence of AD co-pathology had an average higher treatment response (evaluated by Cohen’s d effect size) compared to the average response in the overall trial, and demonstrated significant improvement in cognitive tests of attention, the CDR-SB, the TUG test, and in a test of recognition memory (International Shopping List Test recognition index), with Cohen’s d treatment effect sizes for each of these endpoints indicating clinical effects that are moderate-to-large in magnitude (> 0.7). By comparison, in published studies in the scientific literature, the cholinesterase inhibitors have Cohen’s d effect size of approximately 0.3 in the treatment of AD or DLB.

Magnitude of 40mg TID Neflamapimod Treatment Effect vs. Placebo in Overall Patient Population and in the Pure DLB Patient Population) of the AscenD-LB Trial*

* By convention the magnitude of a treatment is considered small when the Cohen’s d effect size between 0.2 and, moderate when it is 0.4 to 0.8 and large when it is 0.8 or greater.

RewinD-LB Trial: Our Ongoing Phase 2b Trial in Dementia with Lewy Bodies

Trial Design and Background

In the second quarter of 2023, we initiated our ongoing RewinD-LB Trial, a Phase 2b clinical trial of neflamapimod in participants with DLB funded primarily by a $21.3 million grant from the NIA, and, in August 2023, we announced dosing of the first patient in the trial. The design of the RewinD-LB Trial was based on our findings and learnings from the AscenD-LB Trial, including the following:

●

Based on the dose response analysis of the AscenD-LB Trial and observations in prior AD trials which found that the lower, 40mg BID dose of neflamapimod did not achieve targeted therapeutic blood drug concentrations, 40mg TID is the only dosing regimen being evaluated in the RewinD-LB Trial.

●

Clinical endpoints that can detect effects on both cognitive and motor function (specifically, CDR-SB, ADCS-CGIC and TUG) better distinguish drug treatment from placebo than tests that are purely focused on evaluating cognition. Moreover, in AD, CDR-SB is accepted by regulatory authorities as an approval endpoint. Accordingly, we have chosen CDR-SB as the primary endpoint in the RewinD-LB Trial.

●

We have chosen to exclude patients with AD co-pathology as measured by elevated (i.e., abnormal) levels of ptau181 in the RewinD-LB Trial and only enroll participants with "pure" DLB, who were observed to be more responsive to treatment in the AscenD-LB Trial.

In the double-blind, placebo-controlled Initial Phase of the RewinD-LB Trial, neflamapimod was administered orally, 40mg TID, with a second group receiving matching placebo. Each treatment group included approximately 80 participants (enrolling a total of 159 participants) diagnosed with DLB by consensus criteria (global CDR = 0.5 or 1.0). Patients with elevated plasma ptau181 (> 2.4 pg/ml) were excluded such that patients with AD co-pathology were excluded from the trial. Treatments (neflamapimod or placebo) were administered for 16 weeks in the Initial Phase and a 32-week open-label treatment extension for participants completing the Initial Phase remains ongoing.

The primary objective of the trial is to demonstrate that neflamapimod, compared with placebo, improves dementia severity, as assessed by change from baseline to week 16 in CDR-SB score. The CDR-SB is designed to assess both cognition and function, and is obtained by clinicians rating the severity of symptoms across six domains – memory, orientation, judgment & problem solving, community affairs, home & hobbies, and personal care – after a semi-structured interview with the patient and a reliable informant (e.g., family member) on a 0–3 scale for each domain (total range 0–18, with a higher score indicating worse dementia).

Secondary objectives include further evaluation of the safety and tolerability of neflamapimod and treatment effects on (1) global rating of treatment effect, assessed by the ADCS-CGIC, (2) motor function, as assessed by the TUG test, and (3) cognition, assessed by a DLB-specific cognitive test battery. Tertiary endpoints will examine whether neflamapimod affects neuropsychiatric outcomes as assessed by the NPI-12, effect on fluctuations in cognition as assessed by the Dementia Cognitive Fluctuations Scale, impact on resting-state EEG (as well alpha-reactivity evaluated by EEG) and in a sub-set of participants, basal forebrain atrophy assessed by structural MRI.

Initial Phase Topline Results

In December 2024, we announced topline results from the Initial Phase of the RewinD-LB Trial. In the Initial Phase, during which all participants received Old Capsules, no discernible differences were observed between the neflamapimod and placebo treatment groups with respect to CDR-SB, the primary endpoint, or any of the trial's secondary endpoint. However, average measured trough plasma drug concentrations during the Initial Phase (3.9 ng/mL, SD=1.5) were similar to those seen with 40mg BID dosing in certain of our prior clinical trials, despite the fact that the dosing regimen in the RewinD-LB Trial is 40mg TID. Effectively, we did not get the amount of drug into participants' systems that we intended and expected based on the dosing regimen, and instead concentration levels were similar to those observed in prior trials with a lower dose that we had previously determined was insufficient to achieve therapeutic levels.

While our prior clinical trials had primarily used neflamapimod capsules less than three years of age post-manufacture, the Old Capsules utilized during the Initial Phase of the RewinD-LB Trial were three-to-four years of age at the time of dosing, depending on when a participant enrolled in the trial. While customary pre-trial testing suggested that these capsules would remain viable through the four-year timepoint, following the announcement of topline results from the Initial Phase, we conducted additional evaluations of the Old Capsules utilized during the Initial Phase. While there was no evidence of chemical degradation in these capsules, an analysis utilizing a sensitive dissolution assay indicates that the Old Capsules' dissolution kinetics may have been impacted by age at approximately three to four years after the manufacture date, a potential explanation for the difference in the results observed during the Initial Phase relative to the results previously observed at the same dose in the same patient population in the AscenD-LB Trial.

Extension Phase 16 Week Results

In March 2025, we announced 16-week results from the Extension Phase of the RewinD-LB Trial. In the first 16 weeks of the Extension, treatment with the New Capsules led to increased plasma drug concentrations and demonstrated improvement on the trial's primary outcome measure, change from baseline in CDR-SB (p<0.001 vs. Old Capsules; p=0.003 vs. placebo), and ADCS-CGIC, a secondary outcome measure in the trial (p=0.035 vs. Old Capsules; p=0.035 vs. placebo). We believe these results demonstrate proof-of-concept for neflamapimod as a potential treatment for DLB, and support our hypothesis that the failure of neflamapimod during the Initial Phase was the result of the Old Capsules delivering lower than expected drug concentrations and effectively underdosing participants. Though all analyses reported from the Extension are exploratory in nature, in the discussion below, p-values and 95% confidence intervals are reported to provide a measure of the probability that any differences identified between the samples are due to chance.

Of the 159 participants randomized in the Initial Phase, 152 completed the Initial Phase and 149 entered the Extension, during which all participants received neflamapimod. Though participants were aware that the treatment for all participants during the Extension was neflamapimod (i.e., treatment was “open-label” neflamapimod), it is our understanding that they were not aware of which batch of capsules was administered to any given participant during the first 16 weeks of the Extension. Of the 149 participants who entered the Extension, 55 received the same batch of Old Capsules utilized in the Initial phase throughout the first 16 weeks of the Extension and 94 received New Capsules for all or a portion of those 16 weeks — 46 starting at day 1 of the Extension, 22 starting at week 4 of the Extension, and 26 starting at week 8 of the Extension; except as otherwise indicated, references to “New Capsule” data in this discussion of the 16-week Extension results include these 94 participants as a single cohort. 87.3% of Old Capsule recipients and 91.5% of New Capsule recipients who entered the Extension completed the first 16 weeks of treatment in the Extension.

As specified by the protocol and statistical analysis plan, linear MMRM was utilized to analyze the change from baseline in CDR-SB, the metric used as the primary endpoint for the Initial Phase. From the end of the Initial Phase (i.e., day 1 of the Extension) through to Week 16 of the Extension, the change in CDR-SB was lower in the New Capsule group compared to the Old Capsule group (difference = -0.73, 95% CI: -1.14, -0.32; p<0.001). When analyzed from baseline of the trial overall through to Week 16 of the Extension, (i.e., including all data from the first 32 weeks of the trial, from day 1 of the Initial Phase through to Week 16 of the Extension), the New Capsules demonstrated a positive benefit compared to placebo (difference= -0.45, 95% CI: -0.78, -0.15; p=0.003). The difference for both comparisons in the participants whose screening ptau181 was < 2.2 pg/mL, the cut-off in the AscenD-LB Trial for evidence of AD co-pathology, were more pronounced.

On ADCS-CGIC, a major secondary outcome measure which was administered at Week 8 of the Extension, administration of the New Capsules led to an improved score (4.02 vs. 4.46 with Old Capsules, p=0.035), indicating less worsening with New Capsule administration. A greater magnitude difference was also observed in participants with screening ptau181 < 2.2 pg/mL (3.90 with New Capsules vs. 4.45 with Old Capsules, p=0.011). In addition, in a within-subject analysis (i.e., comparing results in participants who received placebo in the Initial Phase and New Capsules in the Extension), the ADCS-CGIC score was reduced in participants administered the New Capsule compared to placebo (3.94 vs. 4.46, p=0.035). With respect to the trial's other secondary outcome measures, comparing the New Capsule group to the Old Capsule group, a trend towards improvement in the TUG test was observed at week 16 of the Extension while no discernible difference was observed in NTB, the latter of which is consistent with low levels of baseline deficits.

Both Old Capsules and New Capsules demonstrated comparable tolerability profiles and no new safety signals were identified during the first 16 weeks of the Extension. The incidence of falls was lower in participants who received New Capsules compared to those who received with Old Capsules during the Extension (7.4% vs. 14.5% for all participants; 4.0% vs. 15.4%, p=0.025, for participants with screening plasma ptau181 < 2.2 pg/mL). The incidence of falls measured during the Extension were also lower in participants who received New Capsules compared to those who received placebo during the Initial Phase (7.4% vs. 18.8% for all participants, p=0.04; 4.0% vs. 19.7%, p=0.007, for participants with screening plasma ptau181 < 2.2 pg/mL).

In a within-subject comparison (N=13), the participants' mean plasma drug trough concentration was significantly higher (5.1 vs. 4.0 ng/mL, p=0.03) with the New Capsules than with the Old Capsules. Analyses conducted to date suggest the lower–than-expected bioavailability with the Old Capsules — which all participants received during the Initial Phase — is related to the to the age of the capsules and the development of inferior dissolution kinetics with extended aging, rather than chemical degradation.

We expect to report 32-week data from the Extension in the second half of 2025.

Other Ongoing DLB Trials

In August 2024, we initiated a Phase 2a trial in Strasbourg, France, to evaluate a twice daily regimen (80mg BID) of neflamapimod in up to 25 patients with DLB with MCI (MoCA score >= 18 during screening). The primary objective of the trial is to obtain additional PK data on a dosing regimen not previously evaluated in any of our clinical trials (80mg BID) that may provide additional dosing flexibility in future trials. On an exploratory basis, we will also collect data on basal forebrain atrophy, as measured by MRI, and a broad range of clinical endpoints. Initial safety, biomarker and pharmacokinetic data from the trial is expected to be available in the fourth quarter of 2025

Next Steps in DLB Development Program

The results of our ongoing trials in DLB and related non-clinical studies we are conducting in parallel are expected to provide the data necessary to finalize our design of a Phase 3 clinical trial in DLB, the general framework of which has been previously discussed with the FDA.

We met with the FDA in January 2020, after completion of the AscenD-LB Trial and availability of the preliminary analysis of the results, in an end-of-phase 2 meeting, to discuss potential Phase 3 clinical designs that may support approval of neflamapimod for the treatment of DLB. In that meeting, the FDA stated that a single Phase 3 clinical trial of six months’ treatment duration may be sufficient to support approval of neflamapimod if the trial demonstrated robust, clinically meaningful effects on cognition and on either function or a global measure (e.g., ADCS-CGIC). The size of a Phase 3 clinical trial and certain other aspects of the trial design (e.g., choice of secondary endpoints) would be discussed with the FDA that we would expect to schedule after sufficient data are available from our ongoing trials in DLB, which we expect to be available in the second half of 2025. Subject to available funding and FDA feedback, we are targeting initiation of what we expect will be a single 24-week treatment duration Phase 3 clinical trial in DLB in mid-2026.

Neflamapimod’s Potential in Additional Indications

Frontotemporal Dementia // Primary Progressive Aphasia

FTD is a neurodegenerative disorder characterized by progressive deterioration in behavior, personality, and language abilities, typically affecting individuals between the ages of 40 and 65 including an estimated tens of thousands of individuals in the U.S. alone. Unlike AD, which primarily targets memory, FTD primarily affects the frontal and temporal lobes of the brain, leading to changes in social conduct, emotional regulation, and decision-making. There are several subtypes of FTD, including the behavioral variant FTD, the most common subtype (approximately half the patients with FTD) and PPA, each presenting with distinct symptom profiles. PPA, a subtype of FTD itself, has three main variants: nonfluent/agrammatic variant PPA, semantic variant PPA, and logopenic variant PPA, though the latter is not considered an FTD subtype. The prevalence of these PPA subtypes varies, with approximately 40% of PPA patients being nonfluent/agrammatic variant PPA, 40% being semantic variant PPA, and 20% being logopenic variant PPA. As the disease progresses, individuals with FTD may require increasing levels of care and support, with management focusing on alleviating symptoms and maximizing function.

The rationale for potentially evaluating neflamapimod as a treatment for FTD is based on the effects of p38α on axonal transport and tau pathologies, as well as atrophy of the BFC system being a driver of disease and the mechanisms that neflamapimod targets being operative in FTD. Additionally, when assessed by MRI, the volume of the basal forebrain is reduced, relative to age-matched healthy control, most prominently in patients who semantic variant PPA and behavioral variant FTD and in patients who have “tauopathies” (i.e., patients at autopsy who have tau pathology, rather than TDP-43 pathology). Moreover, in March 2024, at the AD/PD 2024 scientific conference in Lisbon, Portugal, academic collaborators from University College London presented data that showed that p38 MAPK inhibitors generally, and neflamapimod specifically, enhanced axonal transport in a transgenic mouse model of FTD (rg4510 transgenic harboring P301L mutation).

Based in part on these results, in November 2024, the FDA granted neflamapimod orphan drug designation for the treatment of FTD and we plan to initiate a Phase 2a trial evaluating neflamapimod in up to 20 participants with the nonfluent/agrammatic variant of PPA in mid-2025.

Acute Indication: Recovery after Ischemic Stroke

We believe the therapeutic benefit of targeting neuroinflammation-induced synaptic dysfunction is not limited to chronic neurodegenerative diseases. A drug that improves synaptic function could also be considered for evaluation of the potential to improve brain function after acute neurological injury.

A treatment to improve recovery from stroke remains a significant unmet medical need. Every year, more than 795,000 people in the U.S. suffer a stroke, and approximately 610,000 of these are first or new strokes. About 87% of all strokes are ischemic strokes, in which blood flow to the brain is blocked. The prognosis for recovery from stroke is influenced by a number of different factors, including stroke severity, type of stroke, location of infarct, co-morbidity with other disorders, and other clinical complications. The majority of survivors of an acute stroke demonstrate some level of neurological recovery during the three to six months after the initial event. Despite this initial period of recovery, 40-50% of patients exhibit persistent neurological deficits.

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

The scientific rationale for evaluating neflamapimod to promote recovery after stroke is that the BFC system plays a critical role in recovery after ischemic stroke, particularly motor function recovery. The BFC system is suppressed by residual inflammation in the weeks and months after the acute stroke event. Neflamapimod, through the same mechanisms operating in DLB, would be expected to reverse the suppression of BFC function, leading to improved recovery of motor function. Supporting that concept is our preclinical data with neflamapimod demonstrating significant improvement in neurological recovery vs. vehicle treatment, and TUG results from the AscenD-LB clinical trial where positive effects of neflamapimod on basal forebrain mediated control of movement were observed in the clinic.

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

Based upon these data and hypotheses, we plan to initiate our Restore Trial, a Phase 2 trial evaluating neflamapimod in up to 90 participants recovering from ischemic stroke, in the second quarter of 2025.

Additional Neflamapimod Development Background

Toxicology

A full chronic repeated dose toxicology program has been completed in rodents (rats) and non-rodents (dogs). In the rodent species, in the six-month toxicology study, no human relevant findings were evident at dose levels that provided plasma neflamapimod drug concentration levels approximately ten-fold higher than those achieved in the AD clinical trials. In shorter-term studies, the primary target organ was the liver, with findings commencing at plasma drug concentration levels 20-fold higher than the AD clinical trial exposures. In the non-rodent species, in 9- and 12-month toxicology studies, dose dependent findings were evident beginning at plasma neflamapimod drug concentrations more than ten-fold higher than achieved with 40mg BID in AD clinical trials, with minimal to equivocal findings at that dose level in the liver, bone marrow and CNS. The CNS findings indicated potential damage to axons, or nerve fibers, primarily in the spinal cord. p38α and p38β have been reported to have a role in transport of proteins in axons, and therefore we believe these toxicity findings are related to the inhibition of both p38α and p38β at the very high doses administered in the non-rodent studies. The doses we are using in our clinical trials in the U.S. are at least ten-fold lower than the no adverse effect level for these effects.

Regulatory Status

We submitted an IND application to the FDA in February 2015. The FDA cleared our application in March 2015, and the IND remains open and active. In addition, the FDA granted neflamapimod Fast Track designation for the treatment of DLB in October 2019 and Orphan Drug designation for the treatment of FTD in November 2024.

Following a review of the long-term animal toxicology studies discussed above, the FDA placed a partial clinical hold on our first Phase 2a Trial in mild AD (Study 303) in August 2015, limiting administration of neflamapimod to doses that lead to plasma drug levels which provide at least a 10-fold safety margin to the plasma drug levels in animals to the no adverse effect level in long-term animal toxicity studies . At the present time, this partial clinical hold effectively limits our clinical dosing in the U.S. to 40mg TID in patients with a weight of greater than or equal to 50kg (110 pounds), based on agreements with the FDA and on our current understanding of plasma drug levels achieved with neflamapimod in humans.

In Europe, clinical trial applications in support of our clinical trials have been reviewed and approved by the national regulatory authorities in each of the Netherlands, United Kingdom, Czech Republic and Denmark. In addition, the Agence Nationale de Sécurité du Médicament et des Produits de Santé (the French national regulatory authority) has reviewed and approved a clinical trial application for an investigator-initiated study of neflamapimod in Toulouse, France.Our ongoing Phase 2a trial in Strasbourg, France, which is not subject to the FDA’s partial clinical hold, is evaluating an 80mg BID dosing regimen in participants with mild-to-moderate DLB.

Clinical Safety Results

Adverse events seen in all completed Phase 2 clinical trials evaluating neflamapimod in both CNS and non-CNS disorders are shown in the table below. This includes 149 participants with either AD or DLB who have received neflamapimod for up to 24 weeks at either 40mg BID or TID or 125mg BID. Among this group of participants with CNS disorders, the most commonly reported adverse events were headache (15 events, 10%), respiratory infection (11 events, 7%), diarrhea (11 events, 7%), fall, (11 events, 7%), and somnolence (seven events, 5%), all mild to moderate in severity. Headache, diarrhea, and somnolence appear to have the strongest association with neflamapimod treatment. As the Extension phase of the RewinD-LB Trial remains ongoing as of the date of this Annual Report, the safety and tolerability data from the trial reported below and elsewhere in this Annual Report is not included in the table below.

There were five SAEs reported in the 149 participants with AD and DLB treated with neflamapimod (vs. eight who were administered placebo), involving hypokalemia, myeloma, head injury, brain tumor, and brain lesion, none of which were considered related to neflamapimod.

Adverse Events in Neflamapimod Phase 2 Clinical Trials of ≥ 12 weeks duration in AD or DLB

	Placebo (N=128)	Neflamapimod (N=149)
Falls	8 (6%)	11 (8%)
Diarrhea	7 (6%)	10 (7%)
Headache	6 (5%)	9 (6%)
Common Cold/URI	8 (6%)	7 (5%)
Nausea	4 (3%)	6 (4%)
Somnolence	3 (2%)	4 (3%)
Vomiting	4 (4%)	2 (1%)
Fatigue	5 (3%)	1 (1%)

With respect to liver enzyme abnormalities, during 12 weeks of dosing at 250mg BID (i.e., four-fold higher daily dosing than in the RewinD-LB Trial) in 44 participants with RA, elevations in liver transaminase levels were noted in six participants (14%). Additionally, in one participant (1%) participating in the Reverse-SD 24-week trial in mild AD who received 40mg BID neflamapimod, ALT and AST levels increased to three times the upper limit of normal. In each instance, participants were asymptomatic, there were no associated increases in bilirubin, and the elevations resolved with treatment discontinuation.

In both our AscenD-LB Trial involving 91 participants with DLB and the first 32 weeks of our ongoing RewinD-LB Trial involving 159 participants with DLB, neflamapimod was generally well tolerated with no treatment discontinuations due to study drug-related adverse events.

In the AscenD-LB Trial, there were four SAEs reported in the placebo group (haematochezia, internal bleeding, intraparenchymal hemorrhage, asthma exacerbation) and two among the neflamapimod BID treatment group (brain lesions, head injury), all of which were considered unrelated to treatment. In addition, one SAE (brain tumor diagnosis) was reported 34 days after the last dose in a neflamapimod BID recipient. There were no SAEs or early treatment discontinuations in the neflamapimod TID recipients. Liver enzyme abnormalities were not observed in the AscenD-LB trial.

In the first 16 weeks of the Extension phase of the RewinD-LB Trial, there were two adverse events leading to discontinuation in both the New Capsule group (confusion, fatigue) and the Old Capsule group (stomach ache, gastritis and worsening palpitations). In addition, six other participants in the New Capsule group discontinued treatment early, compared to five other participants in the Old Capsule group. As there were more participants in the New Capsule group (N=94) than in the Old Capsule group (N=55) during the first 16 weeks of the Extension, the percentage of participants discontinuing treatment early in the New Capsule group was lower than in the Old Capsule group.

Preclinical Studies

Ts2 Transgenic Mice

Nearly all individuals who have Down Syndrome, characterized by trisomic chromosome 21, develop AD by their fourth decade of life, and have typical AD pathology when autopsied at death. This may be explained by chromosome 21 containing the gene for amyloid-precursor-protein, which is the gene linked to familial or genetic EOAD in humans. The Ts2 transgenic mouse model of Down Syndrome utilizes mice that are partially trisomic at chromosome 16, which is the mouse equivalent of chromosome 21. Along with developmental behavioral abnormalities, Ts2 mice develop typical early onset dementia pathology, including endosomal abnormalities and cholinergic neurodegeneration in the BFC system. Accordingly, Ts2 mice provide an ideal opportunity to evaluate the effects of drug treatment on BFC dysfunction and degeneration.

To evaluate the potential of neflamapimod on the neurodegenerative process, the effects of neflamapimod were evaluated in Ts2 mice. Wild-type mice, referred to as either wild-type or 2N, and Ts2 mice were treated over 28 days, twice daily, with either vehicle or 3 mg/kg of neflamapimod in vehicle, with nine mice in each group. Treatment was initiated at 6-7 months of age, representing a time point at which endosomal pathology and cholinergic neuronal loss is developing. To assess for effects on cholinergic neurodegeneration, ChAT+ neurons were quantitated in the region of the forebrain that is enriched for cholinergic neurons, which is known as the MSN.

At the end of treatment, consistent with current scientific literature, the number of cholinergic neurons in the MSN region was significantly decreased in vehicle-treated TS2 mice compared to vehicle-treated wild-type mice (p<0.001). This effect was reversed with neflamapimod treatment, with the number cholinergic neurons in the MSN increased in neflamapimod-treated TS2 mice compared to vehicle-treated Ts2 mice, and the number of ChAT+ neurons were similar to those seen in wild-type mice (p<0.001). Neflamapimod treatment also normalized Rab5 activity and phosphorylated (i.e., activated) p38 MAP kinase and its downstream substrates.

Neflamapimod restores numbers of cholinergic neurons in basal forebrain (i.e., reverses disease progression) in Ts2 transgenic mouse.

Cholinergic neurons, as assessed by staining positive for ChAT+ neurons in the MSN of the basal forebrain, in wild-type treated with vehicle or Ts2 transgenic mice after treatment for four weeks with either vehicle or neflamapimod.

The finding of reversal of disease progression is consistent with studies in the scientific literature that suggest that “loss” of cholinergic neurons in the BFC system is not due to cell death. Rather, the “degeneration” and loss of such BFC neurons appears to be due to a loss of cholinergic phenotype and functional properties, and neuronal shrinkage, all of which in animal studies can be reversed. That is, the effect of reversing disease progression, evidenced by increased number of cholinergic neurons. This is not a regenerative effect. Rather, we believe it reflects that treatment with neflamapimod is restoring the function of diseased neurons (those that don’t express ChAT), allowing them to express ChAT. There is also evidence from studies in early AD, that cholinergic phenotype loss, rather than frank neuronal death and loss, occurs in the basal forebrain of humans as well. We believe this is consistent with the results obtained from the MRI evaluation of neflamapimod-treated patients with AD discussed above in whom an increase in the volume of BFC neurons was observed in the NbM.

Aged Rat Model

To obtain preclinical proof-of-principle and confirm the role of p38α in the development of synaptic dysfunction, we tested neflamapimod in a rat model of age-related cognitive decline. When evaluated in the Morris-Water-Maze test of spatial learning, rats show cognitive deficits starting at 20 to 22 months of age, which is equivalent to approximately 60 years of age in humans. Of note, because the deficits in Morris-Water-Maze performance can be fully reversed by implanting healthy cholinergic neurons in the basal forebrain, those deficits are believed to be due to BFC dysfunction and degeneration.

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

Results of Imaging of Basal Forebrain by MRI in Patients with Early AD after Treatment with Neflamapimod

With the development and availability of analytic MRI-based techniques to evaluate potential treatment effects on the basal forebrain, the MRI images from patients with mild AD (n=15) from one of our Phase 2a studies were reanalyzed by a specialized neuroimaging group at the Amsterdam Medical Center. The goal of this exploratory analysis, which was presented at the AD/PD meeting in Gothenburg, Sweden in April 2023, was to assess by MRI the treatment effects of neflamapimod on the NbM, the largest cluster of cholinergic neurons in the basal forebrain. Structural and MRI assessments had been conducted as part of the study at baseline and following 12 weeks of treatment with neflamapimod. The additional analysis demonstrated that the NbM volume was statistically significantly higher at EOT (mean 3.1% higher vs. baseline, p=0.026). Eight of 15 participants had greater than 3% NbM higher volume at EOT, as compared to baseline. Treatment with neflamapimod was also associated with a statistically significantly higher functional dynamic connectivity between the NbM and DGM at EOT (mean 11% higher vs. baseline, p=0.043), with six of 13 participants showing a greater than 10% higher dynamic NbM-DGM connectivity at EOT, as compared to baseline. We believe the potential reversal of atrophy and recovery of function in neflamapimod-treated participants in this trial suggests a restoration of cholinergic neurons in the NbM in line with the data generated in previous preclinical studies that demonstrated neflamapimod reversed the neurodegenerative process in the BFC system.

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

EIP200 – Novel Co-Crystal of Neflamapimod

We have an issued patent, set to expire in 2038, in the U.S. for novel co-crystals of neflamapimod with identified, specific, Generally Recognized as Safe compounds that have the potential to improve the solubility and other physical properties of neflamapimod. The development of one of these co-crystals as a product would be supported by composition of matter protection afforded by this patent, providing additional patent protection if we developed such a co-crystal product ourselves, the opportunity to license such a product to another pharmaceutical company while retaining the rights to neflamapimod and other potential benefits. The ability to develop one or more of these co-crystal products requires a fuller evaluation of the potential manufacturing processes than has been performed to date.

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

Our RewinD-LB Trial is being conducted with drug substance (or API) that has already been manufactured. This drug substance was manufactured at an established commercial CMO, that is approved for and manufactures drug both for investigational use and marketed products. We would anticipate utilizing this or a similar CMO for the manufacture of drug substance to be used in future clinical trials beyond our currently planned studies, as well as potentially for commercial use if neflamapimod is approved. However, supplies of our neflamapimod drug substance could be interrupted from time to time, and we cannot be certain that alternative supplies could be obtained within a reasonable timeframe, at an acceptable cost, or at all. For a further description of certain risks related to our manufacturing, see “Item 1A. Risk Factors – Risks Related to the Company’s Clinical Development and Regulatory Approval – The Company’s reliance on third parties for the production of neflamapimod may result in delays in the Company’s clinical trials or regulatory approvals and may impair the development and ultimate commercialization of neflamapimod, which would adversely impact the Company’s business and financial position.”

We also currently rely on a third-party CMO (different than that for drug substance) for the manufacture of our neflamapimod drug product. We have used the same manufacturer for our neflamapimod drug product in all our clinical trials to date. If neflamapimod is ultimately approved for commercial sale, we expect to continue to rely on third-party contractors for manufacturing the drug product. Although we may do so prior to any commercial launch, we have not yet entered into long-term agreements for the commercial supply of either drug substance or drug product with our current manufacturing providers, or with any alternate manufacturers.

Competition

Given the potential market opportunity for the treatment of DLB and other neurodegenerative diseases, an increasing number of established pharmaceutical firms and smaller biotechnology/biopharmaceutical companies are pursuing a range of potential therapies for these diseases in various stages of clinical development.

While there are numerous companies pursuing AD disease modifying approaches, we believe there are a limited number of companies in later-stage development for DLB. With regard to public biopharmaceutical companies that we would consider competitive with our approach, and actively evaluating treatments in DLB, we are aware of Eisai Co. Ltd., Cognition Therapeutics, Inc. and Athira Pharma, Inc., all of whom remain in clinical stage development of their potential DLB treatments. None of these companies, however, are developing a treatment specifically targeting DLB patients that do not exhibit AD co-pathology, the target patient population of our ongoing RewinD-LB Trial.

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

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions and improvements that we believe are important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the U.S. and in jurisdictions outside of the U.S. related to our proprietary technology, inventions, improvements and our product candidates that are important to the development and implementation of our business.

We have made a number of discoveries related to our lead product candidate, neflamapimod, which are reflected in ten main patent families, each of which we wholly own (dates below are without consideration of potential patent term extension, see section titled “—Patent Term Restoration” below):

●

The first patent family relates to methods of treating patients suffering from AD, as well as methods of reducing amyloid plaque burden. In this family, we hold issued patents in the U.S., Europe, Japan, China, Canada, Australia, and Hong Kong. These patents are set to expire in 2032.

●

The second patent family relates to the use of neflamapimod for improving cognition. In this family, we hold issued patents in the U.S., Europe, Japan, and a pending application in China. These patents are set to expire in 2035.

●	The third patent family relates to co-crystals of neflamapimod in this family, we hold an issued patent in the U.S. This patent is set to expire in 2038.

●

The fourth patent family relates to methods for promoting recovery of function in patients who have suffered acute neurologic injuries, including those resulting from various forms of stroke. In this family, we hold an issued patent in the U.S., Europe, and Japan, and pending applications in Korea and China. These patents are set to expire in 2035-2036.

●

The fifth patent family relates to methods of treating patients suffering from dementia. In this family, we have an issued patent in the U.S. for the treatment of patients with MCI to improve episodic memory and a pending application in Europe. The issued patent in the U.S. is set to expire in 2037, and other patents that issue in this family in the future, if any, are also expected to expire in 2037.

●

The sixth patent family relates to formulations of neflamapimod, including pharmaceutical compositions for oral administration exhibiting desirable PK and processes for the manufacture thereof. In this family, we have an issued patent in the U.S. that is set to expire in 2039.

●

The seventh patent family relates to the treatment of DLB. In this family we have pending applications in the U.S., Europe, Japan, China, Canada, and Hong Kong. Patents that issue in this family, if any, are expected to expire in 2040.

●

The eighth patent family relates to treatment of gait dysfunction related to neurodegenerative disease. In this family we have pending applications in the U.S., Europe, Japan, China, Canada, Australia, Hong Kong, and Israel. Patents that issue in this family, if any, are expected to expire in 2041.

●

The ninth patent family relates to treatment of a subpopulation of patients having DLB but no substantial Alzheimer’s like tau pathology (i.e., no AD co-pathology). In this family we have pending applications in the U.S., Europe, Japan, China, Canada, Australia, New Zealand, Korea, and Israel. Patents that issue in this family, if any, are expected to expire in 2042.

Pursuant to the terms and conditions of the Vertex Agreement, Vertex has granted us an exclusive license under specified Vertex patent rights, including U.S patent No. 5,945,418, which relates to the composition of matter for neflamapimod. This patent expired in 2017.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the U.S. are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the USPTO delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

From time to time, we may find it necessary or prudent to obtain licenses from third-party patent owners. Where licenses are available at reasonable cost, such licenses are considered a normal cost of doing business. In other instances, we may use the results of freedom-to-operate studies to guide our early-stage research away from areas where we are likely to encounter obstacles in the form of third-party intellectual property. We strive to identify potential third-party intellectual property issues in the early stages of research in our programs in order to minimize the cost and disruption of resolving such issues.

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

U.S. Government Regulation of Drug Products

In the U.S., the FDA regulates drugs under the FDCA and its implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development and approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve a pending NDA, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters or other notices of violation, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our business and results of operations.

The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

●	Completion of nonclinical laboratory tests, potentially animal studies, and formulation studies in compliance with the FDA’s GLP regulations;

●	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	Approval by an IRB covering each clinical trial site before each trial may be initiated at that site;

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

●	FDA review and approval of the NDA, including consideration of the views of an FDA advisory committee, if one was involved, prior to any commercial marketing or sale of the drug in the U.S.

Preclinical Studies and IND

Preclinical, or nonclinical, studies generally include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for the investigational product’s therapeutic use. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA to specify that nonclinical testing for drugs may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests. The conduct of nonclinical studies is subject to federal regulations and requirements, including GLP regulations.

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

reports detailing the progress of and safety data from the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the investigational drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. It is possible that Phase 1, Phase 2 or Phase 3 trials may not be completed successfully within any specified period, or at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Sponsors may also choose to discontinue clinical trials as a result of risks to subjects, a lack of favorable results, or changing business priorities. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

Congress also recently amended the FDCA, as part of the Consolidated Appropriations Act for 2023, in order to require each sponsor of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support MA, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing, but if the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.

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

Marketing Application Submission, Review by the FDA, and Marketing Approval

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. The NDA must contain proof of the product candidate’s safety and substantial evidence of effectiveness for its proposed indication or indications in the form of relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. In particular, a marketing application must demonstrate that the manufacturing methods and quality controls used to produce the drug product are adequate to preserve the drug’s identity, strength, quality, and purity. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. FDA approval of an NDA must be obtained before the corresponding drug may be marketed in the U.S.

Under PDUFA, each NDA submission is subject to a substantial application user fee, and the sponsor of an approved NDA is also subject to an annual program fee. The FDA adjusts the PDUFA user fees on an annual basis. The application user fee must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for products with Orphan Drug designation or for the first application filed by a small business.

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

Once an NDA is accepted for filing, the FDA’s goal is to review the application within 10 months after it accepts the application for filing, or, if the application meets the criteria for “priority review,” within six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification after the NDA has been accepted for filing. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

During the review process, the FDA reviews the NDA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued strength, quality, and purity. The FDA may refer any NDA, including applications for novel drug candidates which present difficult questions of safety or efficacy to an advisory committee to provide clinical insight on application review questions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making final decisions on approval.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent manufacture of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies as part of the review process and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing its products. After the FDA evaluates an NDA and conducts inspections of the manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, information or clarification for the FDA to reconsider the application. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. If and when the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the marketing application, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product candidate’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the product. As part of the Consolidated Appropriations Act for 2023, Congress provided the FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs or biologics previously being considered for accelerated approval. Under the act’s amendments to the FDCA, the FDA may require the sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on the FDA’s website. The amendments also give the FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.

All promotional materials for product candidates being considered and approved under the accelerated approval program are subject to prior review by the FDA.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the U.S., or a patient population greater than 200,000 individuals in the U.S. and when there is no reasonable expectation that the cost of developing and making available the drug in the U.S. will be recovered from sales in the U.S. for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan indication are disclosed publicly by the FDA.

If a drug product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan product exclusivity or if the FDA finds that the holder of the orphan product exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Orphan product exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

A drug with orphan drug designation may not receive orphan product exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. In addition, orphan product exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Court cases have challenged FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time, the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations.

We have obtained orphan drug designation in the U.S. for neflamapimod in FTD.

Patent Term Restoration

Depending upon the timing, duration and specifics of FDA approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act, informally known as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product candidate’s approval date. The patent term restoration period is generally one half of the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of the NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product candidate is eligible for the extension and the application for extension must be made prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity available in the U.S. and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a written request does not require the sponsor to undertake the described studies.

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

Post-Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. The manufacturer and its products are also subject to similar post-approval requirements by regulatory authorities comparable to FDA in jurisdictions outside of the U.S. where the products are approved. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or a supplement to an NDA, which may require the applicant to develop additional data or conduct additional nonclinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet applicable cGMP requirements to the FDA's or comparable foreign regulatory authorities' satisfaction before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic prescheduled or unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including voluntary recall and regulatory sanctions as described below.

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

Other potential consequences include, among other things:

●	Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	Fines, warning letters or other enforcement-related letters, or clinical holds on post-approval clinical trials;

●	Refusal of the FDA to approve pending marketing applications or supplements to approved MAs, or suspension or revocation of product approvals;

●	Product seizure or detention, or refusal to permit the import or export of products;

●	Injunctions or the imposition of civil or criminal penalties;

●	Consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; and/or

●	Mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the distribution of prescription pharmaceutical products is subject to the PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the DSCSA was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period, which culminated in November 2023. After an initial one-year stabilization period to give entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity, the applicable requirements under the DSCSA became fully enforceable as of November 27, 2024. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, whether FDA regulations, guidance or interpretations will be changed or what the impact of such changes, if any, may be.

Other U.S. Health Care Laws and Regulations

If our product candidates are approved in the U.S., we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, including Medicare and Medicaid. These laws include:

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

The majority of states also have statutes or regulations similar to the aforementioned federal laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. State and foreign laws also govern the privacy and security of personal data, including health information in some circumstances, and many such laws differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Pharmaceutical Coverage, Pricing, and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of our products, when and if approved for marketing in the U.S., will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. In addition, these third-party payors are increasingly reducing reimbursements for medical products, drugs and services. Furthermore, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Limited third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

Healthcare Reform

In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

As previously mentioned, the primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. The U.S. Congress has considered reductions in Medicare reimbursement levels for medicines administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for most drugs and biologics. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products we may market in the future. While Medicare regulations apply only to pharmaceutical benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

In recent years, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Notably, the CREATES Act, which became effective on December 20, 2019, addresses concerns articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.”  Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

More recently, in August 2022, the IRA was signed into law. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the U.S. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single-source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with drug and biologic manufacturers for negotiated prices of ten products, which will become applicable for payment year 2026.. However, the IRA’s impact on the pharmaceutical industry in the U.S. remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed PDABs. Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement UPLs on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. We expect that federal, state and local governments in the U.S. will continue to consider legislation directed at lowering the total cost of healthcare. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical developers like us. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

Regulation Outside the United States

For countries outside of the U.S., the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials must be conducted in accordance with GCP and the other applicable regulatory requirements. To the extent that any of our product candidates, once approved, are sold in a foreign country, we and our collaborators will be subject to applicable foreign laws and regulations, which may include, for instance, post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals. If we or our collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

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

Data and Marketing Exclusivity

In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon MA. The data exclusivity period prevents generic applicants from relying on the nonclinical and clinical trial data contained in the dossier of the reference product when applying for a generic MA in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic applicant from commercializing its product in the European Union until 10 years have elapsed from the initial authorization of the reference product in the European Union. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Other Regulatory Requirements

We are or may become subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement authority, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have an adverse effect on our ability to operate our business and generate revenues. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could negatively impact our business, operating results and financial condition.

Our People

Overview

As of December 31, 2024, we had fifteen employees, all of whom we classify as full-time employees, up from eight employees as of December 31, 2023. We consider the relationship with our employees to be good. We also engage outside consultants and contractors with unique expertise and skills for specific purposes.

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

Company Culture

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

Employee Engagement, Safety and Wellness

At CervoMed, we believe that health matters to everyone and that the success of our business is fundamentally connected to the physical and mental well-being of our people. Accordingly, the safety health, and wellness of our employees is one of our top priorities. We are committed to developing and fostering a work environment that is safe, professional, and promotes teamwork, and trust in order to afford all of our employees the opportunity to contribute to the best of their abilities. In addition to the benefits package described above, in recent years, we have taken certain measures and responded to changes in our operational needs, including actions designed to further promote a safe work environment for our employees, such as investing in technology solutions to support increased work-from-home capabilities and moving to an unlimited paid leave policy.

Development and Training

Many of our employees attend scientific, clinical, technological, and other relevant meetings and conferences and we strive to provide employees access to a broad set of internal resources intended to help them be successful, including a variety of training and educational experiences. We have also implemented a comprehensive employee evaluation program tied to the achievement of individual, team, and company goals to help further support, retain, and develop our people and further promote alignment of interests between our employees and our stockholders.

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

●

Our Co-Founder, President and Chief Executive Officer, John Alam, MD, is a biotech industry veteran with more than 30 years’ experience and is an industry leader in translational medicine. He has a proven track record of creating value through clinical development success, including having played major roles during the clinical development of five innovative drugs that are now on the market, and is an emerging drug development leader in neurodegenerative diseases, including having been the global head of all research and development activities directed towards neurodegenerative diseases at Sanofi S.A. (Nasdaq: SNY), a top ten global pharmaceutical company. Dr. Alam also has direct experience with neflamapimod from his time at Vertex, where he was Executive Vice President, Medicines Development and Chief Medical Officer. Dr. Alam also led the clinical development of Biogen’s first approved drug for the treatment of multiple sclerosis, Avonex.

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

●

The Chair of our Board, Joshua S. Boger, PhD, is an industry veteran who has served in multiple scientific and business leadership roles during his multi-decade career. Dr. Boger founded Vertex in 1989 and served as its Chief Executive Officer from 1992 until 2009, and currently serves as the Chair of the Board of Alkeus Pharmaceuticals. Prior to founding Vertex, Dr. Boger was Senior Director of Basic Chemistry at Merck Sharp & Dohme Research Laboratories in Rahway, NJ, where he headed both the Departments of Biophysical Chemistry and Medicinal Chemistry of Immunology & Inflammation.

●

Our Chief Operating Officer, Robert J. Cobuzzi, Jr., PhD, has over 25 years of cross-functional executive and operational leadership experience in the pharmaceutical and biotechnology industries across the areas of corporate development, research & development, and operations, at Endo International Plc, Adolor Corporation, Diffusion Pharmaceuticals, Centocor and AstraMerck. Dr. Cobuzzi also currently serves as a Venture Partner for Sunstone Life Science Ventures and also is Chairman of Sunstone’s Business Development Advisory Board.

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

Our Directors

The table below sets forth, as of March 15, 2025, certain information concerning our current directors.

Name	Age	Director Since
Joshua S. Boger, Ph.D. (Chair)	73	2024
John Alam, M.D.	63	2023
Robert J. Cobuzzi, Jr., Ph.D.	60	2023
Sylvie Grégoire, PharmD.	63	2023
Jane Hollingsworth, J.D.	66	2020
Jeff Poulton	57	2023
Marwan Sabbagh, M.D.	59	2023
Frank Zavrl	59	2023

Our Executive Officers

The table below sets forth, as of March 15, 2025, certain information concerning our current executive officers.

Name	Age	Position
John Alam, M.D.	63	President and Chief Executive Officer (Principal Executive Officer)
William Elder	42	Chief Financial Officer and General Counsel (Principal Financial Officer)
Robert J. Cobuzzi, Jr., Ph.D.	60	Chief Operating Officer
Kelly Blackburn, M.H.A.	61	Senior Vice President, Clinical Development

Our Scientific Advisory Board

We have assembled a highly qualified SAB comprised of thought leaders in the fields of cell biology, intracellular signal transduction, neurotherapeutics, and translational neuroscience.

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

Corporate Information

Our History

We were originally incorporated under the laws of the State of Nevada on January 10, 1995, and reincorporated under the laws of the State of Delaware on June 18, 2015. On August 16, 2023, we completed the Merger, which was treated as a "reverse recapitalization" under U.S. GAAP pursuant to which EIP’s historical results of operations replaced the Company's for all periods prior to the Merger. Immediately following the closing of the Merger, we changed our name from "Diffusion Pharmaceuticals Inc." to "CervoMed Inc."

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

●

The Company will require additional capital to fund its operations, including any Phase 3 trial evaluating neflamapimod in patients with DLB. If the Company fails to obtain necessary financing on acceptable terms, or at all, it may not be able to complete the development and commercialization of neflamapimod.

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

●

Results of preclinical studies and early clinical trials may not be indicative of results obtained in later trials. In addition, preliminary, topline and interim data from the Company’s clinical trials that the Company may announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. In addition, conclusions based on data from analyses of open-label results, including the 16-week Extension Phase results from the RewinD-LB Trial, may not be reproduced when implemented in large, well-controlled, randomized clinical trials.

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

●

The Company has identified a material weakness in its internal control over financial reporting which, if not corrected, could affect the reliability of the Company’s financial statements and have other adverse consequences. The Company may identify additional material weaknesses in its internal controls over financial reporting which it may not be able to remedy in a timely manner. If the Company fails to maintain proper and effective internal controls, its ability to produce accurate financial statements on a timely basis could be impaired.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, and become commercially viable. The Company has incurred net losses in each fiscal year since its inception, and as of December 31, 2024, it had an accumulated deficit of approximately $70.7 million. The Company expects to incur net losses for the foreseeable future as it incurs significant clinical development costs related to the advancement of neflamapimod. The Company has not commercialized any products and has never generated revenue from neflamapimod or any other product. In order to obtain revenues from any product candidate, the Company must succeed, either alone or in collaboration with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. The Company may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

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

The Company expects to spend substantial amounts to complete the development of, seek regulatory approvals for, and commercialize neflamapimod, if it is ultimately approved for marketing. These expenditures will include costs related to its planned clinical trials and costs associated with its license agreement with Vertex, under which the Company is obligated to make certain payments in connection with the achievement of specified events.

Until such time, if ever, that the Company can generate sufficient product revenue and achieve profitability, it expects to seek to finance future cash needs through equity or debt financings and/or corporate collaboration, licensing arrangements and grants. Based upon the Company’s current operating plan, the Company believes that the Company’s cash and cash equivalents as of December 31, 2024, will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements for a period of at least 12 months following the issuance of the financial statements included elsewhere in this Annual Report without an additional equity or debt financing.

However, the Company’s estimates and expectations regarding its cash runway are based on assumptions that may prove to be incorrect, and changing circumstances could cause it to consume capital faster or in different ways than the Company currently expects. For example, the Company’s planned clinical trials may be more expensive, time-consuming, or difficult to implement than the Company currently anticipates. Because the length of time and activities associated with the successful development of neflamapimod are highly uncertain, the Company is unable to estimate the actual funds it will require to complete research and development and ultimately commercialize its drug candidate for one or more indications.

The Company’s future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the enrollment, progress, timing, costs and results of its ongoing and future clinical trials evaluating neflamapimod in DLB and other indications;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	its ability to reach certain milestone events set forth in its collaboration agreements and the timing of such achievements, triggering obligations to make applicable payments;

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

●	the ability to receive additional non-dilutive funding, including the Company’s remaining funding expected under the NIA Grant and other grants from organizations and foundations;

●	the Company’s ability to establish strategic collaborations, licensing or other arrangements with other parties on favorable terms, if at all; and

●	the extent to which the Company may in-license or acquire other product candidates or technologies.

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

The Company cannot be certain that its ongoing trials or any future clinical development of neflamapimod will be successful, or that it will receive the regulatory approvals required to commercialize neflamapimod for any intended use, or that any future research and drug discovery programs undertaken by the Company will yield a drug candidate suitable for investigation through clinical trials. Even if the Company is able to successfully develop neflamapimod through approval and commercialization, any revenues from sales of the drug may not materialize for several years, if at all.

The RewinD-LB Trial is funded primarily by a non-dilutive grant that is subject to certain conditions for funding in subsequent years. Funding of the remaining proceeds under the Company's NIA Grant is also subject to uncertainty as a result of ongoing political uncertainty.

The Company’s RewinD-LB Trial is funded primarily by a grant from the NIA, the funds from which are scheduled to be disbursed over the course of the study as costs are incurred. The Company’s receipt of the funds awarded to support future year costs are subject to both the availability of funds (i.e., the NIA is funded by Congress in subsequent fiscal years) and the Company’s demonstration of progress in the project that is in line with the timelines provided in the grant. If such funds are no longer available, including due to a government shutdown or executive order that prohibits the disbursal of such funds, or the Company fails to demonstrate such progress, the Company’s ability to continue its clinical programs may be impaired and delayed, and the Company may otherwise need to seek additional financing. For example, in March 2025, the Company was granted access to 90% of the full amount of the third year of funding provided for in the NIA Grant, due to current NIA policy as a result of the U.S. government currently being funded on the basis of a continuing resolution. The timing of the Company’s receipt of the remaining 10% of the grant of current year funding is dependent upon and subject to U.S. congressional approval of a final appropriations bill.

In addition, on January 20, 2025, President Trump was inaugurated and signed Executive Order 14158 – Establishing and Implementing the President’s “Department of Government Efficiency”. In the weeks that have followed, media has reported widely on extensive government-wide cuts enacted under the purported authority of the Department of Government Efficiency resulting in speculation regarding if and to what extent existing contractual and payment obligations will continue to be honored by certain U.S. federal agencies, including the NIA. In particular, the Trump administration has attempted to prevent the NIH from effectively reviewing and awarding grants, or paying out funds under already awarded grants. If this hold on government grants continues, or if the U.S. government takes any other actions to limit funds available for life science or healthcare research or other projects, it may have a material and adverse impact on our revenue, business, financial condition and results of operations.

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

The Company’s business may be impacted by macroeconomic conditions, including fears concerning the financial services industry, inflation, volatility in interest rates and volatile market conditions, and other uncertainties beyond the Company’s control.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. The Company’s ability to effectively run its business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect the Company’s business, including fears concerning the banking sector, volatility in inflation and interest rates and overall changes in economic conditions and uncertainties. A severe or prolonged economic downturn could result in a variety of risks, including the Company’s ability to raise additional funding on a timely basis or on acceptable terms, or at all. A weak or declining economy could also impact third parties upon whom the Company depends to run its business. Concerns over bank failures and bailouts and their potential broader effects and potential systemic risk on the banking sector generally and on the biotechnology industry and its participants may adversely affect the Company’s access to capital and its business and operations more generally. Although the Company assesses its banking relationships as it believes necessary or appropriate, its access to funding sources in amounts adequate to finance or capitalize the Company’s current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has arrangements directly, or the financial services industry or economy in general.

Certain regulatory limitations may affect our ability to consummate future financings.

If the Company’s public float as measured pursuant to General Instruction I.B.6 to Form S-3 falls below $75 million, the Company will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3 that limit its ability to conduct primary offerings under a Form S-3 registration statement to one-third of the Company’s public float in any 12 calendar months – often referred to as the “baby shelf rules.” As of March 14, 2025, the Company’s public float calculated in accordance with General Instruction I.B.6 of Form S-3 was approximately $37.3 million and, accordingly, we will be limited by the “baby shelf rules” unless and until its public float as measured pursuant to General Instruction I.B.6 to Form S-3 exceeds $75 million.

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

Clinical trials are expensive and can be difficult to design and implement. Such trials can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any stage during the clinical development process. The Company may experience difficulties in initiating and completing the clinical trials that it intends to conduct, and the Company does not know whether such trials will enroll patients on time, need to be redesigned, or be completed on schedule, if at all. In connection with designing and conducting its clinical trials, the Company faces significant risks, including that its product candidate may not prove to be efficacious, patients may suffer adverse effects for reasons that may or may not be related to the product candidate being tested, the results may not confirm the positive results of its earlier preclinical studies and clinical trials, the FDA may disagree with the Company’s interpretation of the clinical trial data or how those data inform the design of future clinical trials, and the results may not meet the level of statistical significance required by the FDA or other regulatory agencies to support approval.

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

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in the Company’s failure to obtain regulatory approval to market neflamapimod as a treatment for DLB or any other indication, which would significantly harm the Company’s business, results of operations, and prospects. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any new product candidate. Accordingly, even if the Company believes the data collected from its clinical trials are promising, such data may not be sufficient to support approval by the FDA or any comparable foreign regulatory authority. As a result, the Company may be required to conduct additional nonclinical studies, alter its proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which it hopes to conduct clinical trials and develop and market neflamapimod or any of other product candidates, if approved.

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

●	inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;

●	inability, delay or failure in identifying, recruiting, and training suitable clinical investigators;

●	delay or failure in recruiting, screening, and enrolling suitable subjects to participate in a trial;

●	delay or failure in having subjects complete a trial or return for post-treatment follow-up;

●	delays caused by operational issues at clinical trial sites, including insufficient staffing;

●	changes to the clinical trial protocols and/or changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	clinical sites and investigators deviating from the clinical protocol, failing to conduct the trial in accordance with GCP or other regulatory requirements, or dropping out of a trial;

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

The Company has concentrated its recent research and development efforts on the treatment of DLB, a disease that has seen limited success in drug development. The ability to successfully develop drugs for DLB and other age-related neurologic disorders is extremely difficult and is subject to a number of unique challenges. In addition, its rationale for neflamapimod in the treatment of DLB is based on a scientific understanding of the disease that may be wrong.

Drug development in the field of brain diseases, including age-related neurologic disorders and other neurodegenerative diseases in particular, has seen very limited success historically. There have been limited efforts by biopharmaceutical and pharmaceutical companies to develop treatments for DLB and there are no therapies available for patients that have been approved with a specific indication to treat DLB. Only symptomatic therapies that are approved for other diseases, generally either AD or PD, are currently utilized to manage patients with DLB. In addition, many potential disease-modifying therapies have been evaluated in other neurodegenerative diseases, particularly in AD, and these have encountered challenges in their development and, as a result, only recently two disease-modifying treatments to treat AD have been approved in the U.S. Developing a product candidate for treatment of these brain diseases is extremely difficult and subjects the Company to a number of challenges, including obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

However, the Company cannot be certain that its approach will lead to the development of approvable or marketable products. To date, the only drugs approved by the FDA to treat DLB have addressed the disease’s symptoms. In addition, there has never been an approval of a drug in DLB and therefore, there are no regulatory precedents for endpoints in that indication. Consequently, the FDA has a limited set of products to rely upon in evaluating neflamapimod. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of neflamapimod for the treatment of DLB.

Moreover, given the history of clinical failures in this field, future clinical or regulatory failures by the Company or others may result in further negative perception of the likelihood of success in this field, which may significantly and adversely affect the Company’s business and the market price of its common stock.

Clinical results observed in the Company's Phase 1, Phase 2 and open-label clinical trials, including the 16-week Extension phase data from the RewinD-LB Trial, evaluating neflamapimod are not regulatory evidence of drug safety or efficacy.

Data results from the Company's non-Phase 3 studies do not constitute, and should not be interpreted as, regulatory evidence of safety or efficacy for neflamapimod in DLB or any other indication. Rigorous evidence for drug safety and efficacy is derived from one or more large, randomized, placebo-controlled studies. The size and open-label design of portions of the Company's non-Phase 3 studies may introduce clinical or statistical bias or may generate results that may not fully distinguish between drug effects and random variation. Different methods of statistical analysis on clinical data from the same study may lead to objectively different numerical results. These and other statistical and clinical features of our non-Phase 3 studies add complexity or limitations to the scope of data interpretation.

In addition, conclusions based on data from analyses of Phase 1 and Phase 2 clinical studies and open-label results may not be reproduced when implemented in large, well-controlled, randomized clinical trials. Particular caution should be exercised when interpreting preliminary data, data relating to a small number of patients and data from open-label uncontrolled studies, which are generally not capable of providing interpretable evidence of efficacy. There can be no assurance that future large, well-controlled, multi-dose studies will demonstrate the safety, tolerability or efficacy of neflamapimod to treat patients with any indication, including DLB.

Even if our clinical trials for neflamapimod are completed as planned, we cannot be certain that their results will support the substantial evidence of safety and efficacy needed to obtain regulatory approval. The failure of neflamapimod to show safety, tolerability or efficacy in any future clinical studies would significantly harm the Company's business.

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

In addition, the U.S. Congress recently amended the FDCA to require sponsors of a Phase 3 clinical trial or other “pivotal study” of a new drug or biologic to support MA, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates has reached Phase 3 of clinical development, we or our licensing partners must submit a diversity action plan to the FDA by the time a Phase 3 trial, or pivotal study, protocol is submitted to the agency for review, unless we or our licensing partners are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates but, initiation of such trials may be delayed if the FDA objects to a proposed diversity action plans for any future Phase 3 trial of our product candidates. We or our licensing partners may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

Furthermore, any negative results the Company may report in clinical trials may make it difficult or impossible to recruit and retain subjects in other clinical trials of that same product candidate. Delays or failures in planned enrollment or retention of clinical trial subjects may result in increased costs or program delays, which could have a harmful effect on the Company’s ability to develop a product candidate or could render further development impossible.

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

The results of preclinical studies and early clinical trials of a product candidate, including neflamapimod, may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry, both generally and in the DLB treatment space in particular, have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Even if the Company’s clinical trials for neflamapimod are completed as planned, including any future Phase 3 trial, the Company cannot be certain that their results will support the safety and efficacy sufficient to obtain regulatory approval, and the Company may decide, or regulators may require it, to conduct additional clinical trials.

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

The Company has in the past and may in the future conduct additional clinical trials evaluating its product candidates, including neflamapimod, outside the U.S. The acceptance of trial data from clinical trials conducted outside the U.S. by the FDA may be subject to certain conditions or may not be accepted at all, and other comparable non-U.S. regulatory authorities may have similar restrictions and conditions with respect to clinical trials conducted outside of their jurisdiction. In cases where data from non-U.S. clinical trials are intended to serve as the basis for marketing approval in the U.S. and the trial is not conducted under the IND, the FDA will generally not accept such foreign trial data unless: (i) the data are determined to be applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the FDA is able to validate the data through an onsite inspection, if necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many comparable non-U.S. regulatory authorities have similar approval requirements.

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

In August 2024, we initiated a Phase 2a study in Strasbourg, France, to evaluate a twice daily regimen (80mg BID) of neflamapimod in up to 25 patients with DLB with MCI (MoCA score >= 18 during screening). The primary objective of the study is to obtain additional PK data on a dosing regimen not previously used in any of our clinical trials (80mg BID) that is above the maximum dosage currently permitted by the FDA’s partial clinical hold on neflamapimod. If it is determined that the 80mg BID dosing regimen is safe and tolerable, we may in the future seek to use data from this trial to support an application to increase neflamapimod’s no adverse event level and remove the existing partial clinical hold. However, because this data is being obtained from a trial conducted outside of the U.S., it is possible the FDA will not accept such data.

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

Results of any clinical trial the Company conducts could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. SAEs or undesirable side effects caused by neflamapimod, or any other product candidates the Company may develop or acquire, could cause it or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Many compounds that have initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound. Further, problems with product candidates or approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as neflamapimod or any future product candidates of the Company could adversely affect the development, regulatory approval and commercialization of the Company’s product candidates.

For example, to date, neflamapimod has been evaluated in over 500 participants, at doses up to 750mg twice a day, and up to 32 weeks of treatment. The adverse effects seen in more than 5% of neflamapimod-treated participants in completed trials, which include headache, diarrhea, abdominal pain, respiratory infection, and falls, were generally mild. In addition, increased levels of certain “liver enzymes” in the blood are a well-known dose-dependent side effect of p38 MAPK inhibitors. These liver enzymes, aspartate aminotransferase and alanine aminotransferase, are proteins commonly produced in the liver, the measurements of which can help doctors evaluate liver function. In an early 2000s study of neflamapimod conducted by Vertex, during 12 weeks of dosing at 250mg BID (i.e., four-fold higher daily dosing than the dose in the RewinD-LB Trial) in 44 subjects with RA, elevations in such liver enzymes levels were noted in six subjects (14%).

After the Company acquired an exclusive license from Vertex to develop and commercialize neflamapimod for the treatment of AD and other CNS disorders, the Company submitted an IND application to the DNP in February 2015. The DNP cleared the Company’s clinical trial application in March 2015. However, in August 2015, following a standard review of the long-term animal toxicity studies, the DNP placed a partial clinical hold on the Company’s then ongoing Phase 2a study in AD and any subsequent studies proposed under the IND. A partial clinical hold means that the FDA suspends part of the clinical work requested under the IND (e.g., a specific protocol or part of a protocol is not allowed to proceed); however, all other protocols and/or remaining parts of the protocol are allowed to proceed under the IND. Under DNP’s partial clinical hold that remains in effect for the neflamapimod IND, the agency limited administration of neflamapimod to doses that lead to plasma drug levels that provide a ten-fold safety margin to human subjects, based on the plasma drug levels in animals that had previously led to minimal or equivocal toxicity findings. The Company’s current understanding of plasma drug levels achieved with neflamapimod in humans means that its investigational dosing in the U.S. is limited by this partial clinical hold to no more than 40mg TID in patients weighing 50 kg (110 lbs.) or more. Accordingly, the Company’s ongoing RewinD-LB Trial is being conducted at 40mg TID (limited to patients weighing 50 kg (110 pounds) or more within the U.S., and not so limited outside the U.S.)

With respect to the adverse effects discussed above, the participants were asymptomatic, there were no associated increases in bilirubin, and the elevations resolved with treatment discontinuation. Furthermore, no liver enzyme abnormalities were observed in the AscenD-LB Trial. However, as the Company continues the development and clinical trials of neflamapimod, treatment-related SAEs may arise in the future. Side effects that are deemed to be drug-related could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects in one of the Company’s clinical trials for neflamapimod in one indication could adversely affect enrollment in clinical trials, regulatory approval and commercialization of the Company’s product candidate in other indications. These side effects may not be appropriately recognized or managed by the treating medical staff. In addition, discovery of previously unknown class effect problems may prevent or delay clinical development and commercial approval of product candidates or result in restrictions on permissible uses after their approval. On the other hand, many drugs provide superior efficacy at higher doses and, if determined to be safe and tolerable, higher doses of neflamapimod may be desirable for a variety of reasons. Accordingly, the Company is currently undertaking a number of studies, including our Phase 2a DLB trial in Strasbourg, France, and several preclinical studies, to further evaluate the safety and tolerability profile of higher doses of neflamapimod, including 80mg BID.

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

The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating companies such as ours are not always applied predictably or uniformly and can change. Any analysis we perform of data from CMC, preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. Any delay or failure in obtaining required approvals could adversely affect our ability to generate revenues from the particular product candidate for which we are seeking approval.

Furthermore, obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, similar foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval and licensure procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

The FDA granted orphan drug designation for neflamapimod for certain indications, which might not provide the intended benefit thereof.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug product if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. In November 2024, the Company received orphan designation from the FDA for neflamapimod for the treatment of FTD. There is no guarantee that neflamapimod will be successfully approved by the FDA for such indication, neflamapimod will be commercially successful for such indication in the marketplace, if approved, or that another product will not be approved for the same indication ahead of neflamapimod.

Even if we obtain orphan product exclusivity for neflamapimod for the treatment of FTD, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease or condition. Even after an orphan drug product is approved, the FDA can subsequently approve another drug or biologic for the same disease or condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, orphan product exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

The Company relies on third parties to conduct, supervise and monitor its clinical trials. If those third parties do not successfully carry out their contractual duties, or if they perform in an unsatisfactory manner, the Company’s business will be harmed.

Although the Company designs and manages its nonclinical studies and clinical trials, the Company has a limited number of employees and does not currently have the ability to conduct clinical trials for neflamapimod on its own. The Company has relied, and will continue to rely, on third parties such as CROs, medical institutions, and clinical investigators to ensure the proper and timely conduct of its clinical trials. The Company’s reliance on CROs for clinical development activities limits its control over these activities, but the Company remains responsible for ensuring that each of its trials is conducted in accordance with the applicable protocol, as well as legal and regulatory and scientific standards. The Company has limited control over these third parties, and they may not devote sufficient time and resources to the Company’s projects, or their performance may be substandard, resulting in clinical trial delays or suspensions, delays in submission of marketing applications or failure of a regulatory authority to accept the Company’s applications for filing. There is no assurance that the third parties the Company engages will be able to provide the functions, tests, activities or services as agreed upon, or provide them at the agreed upon price and timeline or to the Company’s requisite quality standards, including due to geopolitical events, natural disasters, public health emergencies or pandemics, or poor workforce relations or human capital management.

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

The Company has no manufacturing facilities and does not have extensive experience in the manufacturing of drugs or in designing drug-manufacturing processes. The Company currently relies on third parties for the manufacture of drug substance, the manufacture of drug product, and the packaging of drug product for clinical use. This reliance on CMOs and suppliers subjects the Company to inherent uncertainties related to product safety, availability, security and cost. Holders of NDAs, or other forms of FDA approvals, or those distributing a regulated product under their own name, are ultimately responsible for compliance with manufacturing obligations even if the manufacturing is conducted by a third party.

The Company further intends to rely on third-party CMOs for the production of commercial supply of neflamapimod if it is ultimately approved. If CMOs cannot successfully manufacture drug substance and drug product for the Company’s neflamapimod program, or any other product candidate that the Company may develop or acquire in the future, in conformity to its specifications and the applicable regulatory requirements, the Company will not be able to secure or maintain regulatory approval for the use of that product candidate in clinical trials, or for commercial distribution of that product candidate, if approved. Additionally, any problems the Company experiences with any such CMOs could delay the manufacturing of its product candidates, which could harm its results of operations. All drug manufacturers and packagers are required to operate in accordance with FDA-mandated cGMPs. A failure of any of the Company’s current or future CMOs to establish and follow adequate procedures to ensure compliance with applicable cGMP requirements and to document their adherence to such practices may lead to significant delays in obtaining regulatory approval of product candidates or the ultimate launch of products based on the Company’s product candidates into the market. In the event of such failure, the Company could also face fines, injunctions, civil penalties, and other sanctions. Further, if the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve a CMO’s facilities for the future commercial manufacture of neflamapimod, or if it withdraws any such approval or finds deficiencies in the future, the Company may need to find alternative manufacturing facilities, which would delay its development program and significantly impact its ability to obtain regulatory approval for or commercialize neflamapimod.

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

Further, third-party suppliers, manufacturers, or distributors may not perform as agreed or may terminate their agreements with the Company, including due to the effects related to geopolitical events, natural disasters, public health emergencies or pandemics, or force majeure events that affect their facilities or ability to perform. Any significant problem that the Company’s suppliers, manufacturers, distributors or regulatory service providers experience could delay or interrupt supply of materials necessary to produce the Company’s product candidates. Failure to obtain the needed quantities of the Company’s product candidates could have a material and adverse effect on its business, financial condition, results of operations and prospects.

If the Company changes the manufacturers of its product candidates, it may be required to conduct comparability studies evaluating the manufacturing processes of the product candidates and incur other costs related to the technology transfer.

The FDA and other regulatory agencies maintain strict requirements governing the manufacturing process for prescription drug products that would apply to the Company’s product candidates, if approved. For example, when a manufacturer seeks to make any change to the manufacturing process, the FDA typically requires the applicant to conduct nonclinical and, depending on the magnitude of the changes, potentially clinical comparability studies that evaluate the potential differences in the product candidates resulting from the change in the manufacturing process. If the Company were to change manufacturers of its drug substance or drug product during or after the clinical trials and regulatory approval process for neflamapimod or any of its other product candidates, the Company will be required to conduct comparability studies assessing product candidates manufactured at the new manufacturing facility. Further, manufacturing changes are generally categorized as having either a substantial, moderate, or minimal potential to adversely affect the identity, strength or quality of the drug product as they may relate to the safety or effectiveness of the product, and if a change has a substantial potential to have an adverse effect on the drug product, an applicant must submit and receive FDA approval of a prior approval supplemental application before the product made with the manufacturing change is distributed. Other forms of notice to the FDA are also required for manufacturing changes that have a moderate or minimal potential to have an adverse effect on the drug product’s safety or effectiveness. Regardless of the type of manufacturing change, the methods used and the facilities and controls used for the manufacture, processing, packaging, or holding of human drugs must comply with applicable cGMP regulations. For example, if the Company decides to utilize a different CMO to manufacture future drug substance batches, certain compatibility studies may be required and the Company may incur additional costs related to the technology transfer.

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

EIP acquired an exclusive license from Vertex in 2014 to develop and commercialize neflamapimod for the treatment of AD and other CNS disorders. This license covers know-how, preclinical and clinical data, and certain specified Vertex patent rights, including a composition of matter patent for neflamapimod that expired in 2017. EIP has thus focused its efforts on discoveries related to neflamapimod that are reflected in issued patents and patent applications covering a range of subjects, including: methods of treating patients suffering from DLB or AD, as well as methods of reducing amyloid plaque burden; methods of improving cognition and treating neurologic disorders; methods for promoting recovery of function in patients who have suffered acute neurologic injuries, including those resulting from various forms of stroke; and methods of treating patients suffering from dementia. In addition, EIP has filed patents related to formulations of neflamapimod, including pharmaceutical compositions for oral administration exhibiting desirable PK and processes for the manufacture thereof. In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Although various extensions may be available, the life of a patent is limited.

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

The Company may rely on trade secrets or confidential know-how to protect various aspects of its business, especially where patent protection is believed by the Company to be of limited value. Due to its reliance on third parties in various aspects of its business, including CMC, research and development, and collaborations, the Company must, at times, share trade secrets with such parties. The Company may also conduct joint research and development programs that require it to share trade secrets under the terms of the Company’s research and development partnerships or similar agreements. Such trade secrets or confidential know-how can be difficult to protect as confidential.

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

●

U.S. federal false claims, false statements and civil monetary penalties laws, including the FCA, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

The Company intends to initially focus its product candidate development on treatments for various CNS and neurodegenerative indications, in particular DLB. The addressable patient populations that may benefit from treatment with the Company’s product candidates, if approved, are based on its estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these CNS and neurodegenerative diseases. Any regulatory approval of the Company’s product candidates would be limited to the therapeutic indications examined in the Company’s clinical trials and as determined by the FDA, which would not permit the Company to market its products for any other therapeutic indications not expressly reviewed and approved as safe and effective. In DLB, in particular, prevalence estimates among experts and practitioners vary greatly, as do estimates of the percentage of DLB patients that have AD co-pathology.

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

Currently, there are a limited number of companies developing treatments specifically for DLB. However, given the potential market opportunity for the treatment of DLB and other neurodegenerative diseases, an increasing number of established pharmaceutical firms and smaller biotechnology/biopharmaceutical companies are pursuing a range of potential therapies for these diseases in various stages of clinical development. In addition to these current and potential competitors, the Company anticipates that more companies will enter the DLB market in the future. The Company’s potential competitors could have significantly greater financial resources, as well as drug development, manufacturing, marketing, and sales expertise. They may also be able to develop and commercialize products that are safer, more effective, less expensive, more convenient, easier to administer, or have fewer severe effects, than existing treatments or, if it is ultimately approved, neflamapimod. Competitors may also obtain FDA or other regulatory approval for their product candidates more rapidly than the Company may obtain approval for neflamapimod, which could result in their establishing or strengthening a commercial position before the Company is able to enter the market. The highly competitive nature of the biotechnology and pharmaceutical industries, as well as the rapid technological changes in those fields, could limit The Company’s ability to advance neflamapimod commercially. If the Company is unable to compete effectively, this could have a material adverse effect on its business and results of operations.

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

In the U.S., the availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers, and other third-party payors are essential for most patients to be able to afford prescription medications such as neflamapimod, if it is approved. The Company’s ability to achieve acceptable levels of coverage, payment, and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on the Company’s ability to successfully commercialize neflamapimod and any other potential future product candidates. Assuming the Company obtains coverage for neflamapimod by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. The Company cannot be sure that coverage, payment, and reimbursement in the U.S. or elsewhere will be available for any drug product that the Company may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

There have recently been and may continue to be a number of significant legislative initiatives in the U.S. to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, healthcare, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the ACA, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. We expect that future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the U.S.

In August 2022, the IRA was signed into law, which, among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. In addition, multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. For these and other reasons, the implementation of the IRA and its impact on the Company’s business is currently unclear.

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

Accordingly, the market price of the Company’s common stock may be highly volatile and could fluctuate widely in price as a result of these or other factors. In particular, the Company has relatively few shares of common stock outstanding in the “public float” as a higher percentage of the Company’s outstanding shares are held by a small number of shareholders. In addition, the shares of common stock may be sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by shareholders may disproportionately influence the price of those shares in either direction, particularly over short periods of time. The price for such shares could, for example, decline precipitously in the event that a large number of the shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without a material reduction in share price. An active trading market for the Company’s shares of common stock may never develop or be sustained. If an active market for its common stock does not develop or is not sustained, it may be difficult for its stockholders to sell their shares at an attractive price or at all.

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

Any issuance or sale of shares, or the perception in the market of an intent to issue or sell shares in the near-term, by the Company or holders of a large number of shares could reduce the market price of the Company’s common stock, including in connection with the exercise of any Series A Warrants issued in connection with the 2024 Private Placement. The Company also cannot assure you that any such sale of common stock or other securities will be at a price per share that is equal to or greater than the price per share paid by you for the Company’s common stock. Furthermore, a depressed stock price could limit the Company’s ability to raise necessary capital through the sale of additional equity securities on terms that are acceptable.

Ownership of the Company’s common stock is highly concentrated among its officers and directors, which may prevent the Company’s stockholders from influencing significant corporate decisions and may result in perceived conflicts of interest that could cause the Company stock price to decline.

As of March 15, 2025, executive officers and directors of the Company owned, directly or indirectly, approximately 33.4% of the outstanding shares of the Company common stock. Accordingly, these stockholders, in the aggregate, may exercise substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the Company, even if such a change of control would benefit the other stockholders of the Company. The significant concentration of stock ownership may adversely affect the trading price of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Competition in the biotechnology industry for skilled and experienced employees is intense, particularly in the greater Boston, Massachusetts area, where the Company’s headquarters is located. The Company also faces competition for the hiring of scientific and clinical personnel from universities and research institutions, many of which are near the Company’s headquarters. The loss of the services of any member of the Company’s senior management, clinical development or scientific staff, or any other key employee, may significantly delay or prevent the achievement of drug development and other business objectives and could have a material adverse effect on the Company’s business, operating results and financial condition.

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

As the Company continues to develop neflamapimod, the Company expects to experience significant growth in the number of employees and the scope of its operations. This strategy will require it to recruit additional clinical development, regulatory, scientific, and technical personnel, as well as sales and marketing personnel if neflamapimod is approved. If the Company is unable to attract, retain and motivate a sufficient number of highly qualified personnel to match such growth, its ability to further develop and commercialize neflamapimod, or any future product candidates the Company may develop or acquire, will be limited.

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

For example, in connection with the audit of the Company’s financial statements for the years ended December 31, 2024, 2023 and 2022, material weaknesses in the Company’s internal control over financial reporting were identified related to the absence of effective controls regarding the accurate identification, evaluation and proper recording of various expense accounts, and in the years ended December 31, 2023 and 2022, an additional material weakness related to the Company’s recording of significant complex transactions was identified. The Company may identify additional material weaknesses in its internal controls over financing reporting in the future which it may not be able to remedy in a timely manner. Any material weaknesses will not be considered remediated until a remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and it has been concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

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

The Company’s IT systems, or those of its vendors, collaborators or other contractors or consultants, may fail or suffer security incidents, loss of data and other disruptions, which could result in a material disruption of its product development programs, compromise sensitive information related to its business or prevent it from accessing critical information, potentially exposing it to liability or otherwise adversely affecting its business.

In the ordinary course of the Company’s business, the Company collects and stores sensitive data, intellectual property, and proprietary business information. This data encompasses a wide variety of business-critical information including research and development information, clinical trial information, commercial information, and business and financial information. The Company faces risks relative to protecting this critical information including loss of access, unauthorized disclosure, unauthorized modification, and inadequate monitoring of its controls over these risks. The Company also relies on IT systems and networks, including third-party "cloud-based" service providers, and the Company’s third-party CROs, to process, transmit and store electronic information in connection with the Company’s business activities. This includes crucial systems such as email, other communication tools, electronic document repositories, and archives.

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

Despite the implementation of security measures, the Company’s internal IT systems and those of its current and any future third-party vendors, collaborators and other contractors or consultants are vulnerable to system failures, accidents, security incidents, damage, interruption or data theft from computer viruses, computer hackers, malicious code, employee theft or misuse, ransomware, social engineering (including phishing attacks), denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. Additionally, developments in artificial intelligence and machine learning provide threat actors with the capability to use more sophisticated means to attack the Company’s systems and may exacerbate cybersecurity risk. These threats pose a risk to the security of the Company’s IT systems and networks and the confidentiality, availability and integrity of the Company’s data. There can be no assurance that the Company will be successful in detecting or preventing cybersecurity incidents ,or successfully mitigating their effects. As a result, the Company may experience cybersecurity incidents that may remain undetected for an extended period.

Any such disruption or security incident could cause interruptions to its operations and result in disruption of the Company’s development programs and business operations. For example, the loss of clinical trial data from future clinical trials could result in delays in the Company’s regulatory approval efforts and significantly increase its costs to recover or reproduce the data. A successful cyberattack could also cause misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. If the Company were to experience a significant cybersecurity incident that impacts its information systems or data, the costs associated with the investigation, remediation, and potential notification of the cybersecurity incident to counterparties, regulatory authorities, and data subjects could be material. In addition, the Company’s remediation efforts may not be successful. Cybersecurity incidents could also lead to significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. In addition, the Company’s recently-increased remote workforce could increase the Company’s cybersecurity risk, create data accessibility concerns, and make the Company more susceptible to communication disruption.

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

For example, in August 2014, Paul Feller, the former Chief Executive Officer of the Company’s legal predecessor, filed a complaint asserting various causes of action related to his past affiliations with the Company’s legal predecessor. While the Company is defending itself vigorously against the claims alleged in this matter, the Company is unable to predict the outcome and possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on the Company’s financial position. Depending on the outcome or resolution of this matter, it could have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

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

The global data protection landscape is rapidly evolving, and the Company is currently and may become subject to or impacted by a wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in increased regulatory and public scrutiny and escalating levels of enforcement and sanctions. Implementation standards and enforcement practices are likely to remain uncertain and unpredictable for the foreseeable future, which may create uncertainty in the Company’s business, affect the Company’s or the Company’s service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on the Company. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect the Company’s operating results and business.

In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. For example, the CCPA, which became effective in 2020, broadly defines personal information, gives California residents expanded individual privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Further, the CPRA, which became effective in 2023 and amends the CCPA, creates additional obligations with respect to processing and storing personal information. While there is limited exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may regulate or impact the Company’s processing of personal information depending on the context. Unlike other state privacy laws, the CCPA also regulates personal information collected in a business to business and in human resources contexts. Further, there continues to be some uncertainty about how provisions of the CCPA and the new regulations will be interpreted and how the law will be enforced. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas took effect in 2024. Laws in a number of other U.S. states took effect, or are set to take effect, in 2025, in 2026, and beyond, and additional U.S. states have proposals under consideration. The existence of differing comprehensive privacy laws in different states in the country may make the Company’s compliance obligations more complex and costly and may require us to modify the Company’s data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

In addition, other federal and state laws establish additional requirements for protecting the privacy and security of health information that is not protected by HIPAA. For instance, Washington state recently passed the “My Health My Data” Act, which came into force in 2024 and regulates “consumer health data,” which is broadly defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in connection with certain research activities, including data subject to 45 C.F.R. Parts 46, 50 and 56. Notably, the “My Health My Data” Act contains a private right of action. In addition, Nevada recently enacted a consumer health data privacy bill, SB 370, which also took effect in 2024, and regulates “consumer health data.” SB 370 shares many similarities with Washington’s “My Health My Data” Act, and Connecticut recently amended its comprehensive privacy law to include heighted regulation of “consumer health data.” Additional states are considering and may adopt health-specific privacy laws that could impact the Company’s business activities and the Company’s collection and handling of health-related data.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy framework called the GDPR which became fully effective in May 2018 and governs the collection and use of personal data in the European Union, including by companies outside of the European Union., The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the U.S. The GDPR imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual turnover. The GDPR and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase the Company’s cost of providing the Company’s products and services or even prevent us from offering certain services in jurisdictions that the Company may operate in. The GDPR may increase the Company’s responsibility and liability in relation to personal data that the Company processes where such processing is subject to the GDPR, and the Company may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Ensuring the Company’s continued compliance with the GDPR is a rigorous and time-intensive process that may increase the Company’s cost of doing business or require us to change the Company’s business practices, and despite those efforts, there is a risk that the Company may be subject to fines and penalties, litigation, and reputational harm in connection with the Company’s European activities. Many jurisdictions outside of U.S. and Europe are also considering and/or enacting comprehensive data protection legislation that could have an impact on market expansion and clinical trials as well.

Additionally, following the United Kingdom’s withdrawal from the European Union (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.

Transfers of personal data to certain countries outside of the EEA and the UK are also highly regulated under the GDPR and UK GDPR. For example, the GDPR only permits exports of personal data outside of the EEA to “non-adequate” countries where there is a suitable data transfer mechanism in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses or certification under the Data Privacy Framework). On July 16, 2020, the Court of Justice of the EU, or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightened the burden to assess U.S. national security laws on their business, and future actions of EEA data protection authorities are difficult to predict at this time. While the Data Privacy Framework was meant to address the concerns raised by the CJEU in Schrems II, it will likely be subject to future legal challenges. Consequently, there is some risk of any data transfers from the EEA being halted. Future actions of European Union data protection authorities are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

Because the interpretation and application of many privacy and data protection laws (including laws in the U.S. and the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with the Company’s existing data management practices and policies. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, the Company could be required to fundamentally change the Company’s business activities and practices or modify the Company’s solutions, which could have an adverse effect on the Company’s business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage the Company’s reputation, inhibit the Company’s ability to conduct trials, and adversely affect the Company’s business.

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

Past or future transactions resulting in an ownership change under Section 382 may subject the Company’s NOL carryforwards and certain other tax attributes to limitation.

As of December 31, 2024, the Company had U.S. federal NOL carryforwards of approximately $38.7 million. Under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change” (within the meaning of Section 382), the corporation’s NOL carryforwards and certain other tax attributes (such as research tax credits) arising before the ownership change are subject to limitation on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points (by value) over a rolling three-year period. Similar rules may apply under state tax laws. Past or future transactions to which the Company is a party may, alone or in the aggregate, result in such an ownership change and, accordingly, the Company’s NOL carryforwards and certain other tax attributes may be subject to limitations (or disallowance) on their use in the future. Consequently, even if the Company achieves profitability, it may not be able to utilize a material portion of its NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, the Company’s existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

The Company’s business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which the Company operates, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. The Company’s business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any Company dealings with these prescribers and purchasers are subject to regulation under the FCPA. There is no certainty that all the Company’s employees, agents, contractors, or collaborators, or those of the Company’s affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against the Company, its officers, or its employees, the closing down of facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of its business. Any such violations could include prohibitions on the Company’s ability to offer its products in one or more countries and could materially damage the Company’s reputation, its brand, future international expansion efforts, its ability to attract and retain employees, and its business, prospects, operating results, and financial condition. However, in February 2025, President Trump issued an executive order directing the Department of Justice to pause enforcement of the FCPA and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. It is unclear how, if at all, this presidential directive may affect the pharmaceutical industry as a whole or our business in particular.

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

Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.

In addition, disruptions at the FDA and other agencies may slow the time necessary for clinical trial applications and/or marketing applications for new drugs to be reviewed or approved, which would adversely affect the Company’s business. For example, political disputes in Congress may result in a shutdown of the U.S. government and, in such cases, certain regulatory agencies, such as the FDA and the SEC, may have to furlough critical staff and stop critical activities. If a prolonged government or slowdown shutdown occurs, it could significantly impact the ability of the NIA to disburse funds for the Company’s clinical trial and for the FDA to timely review and process the Company’s regulatory submissions, which could have a material adverse effect on the Company’s business. For example, in March 2025, the Company was only granted access to 90% of the full amount of the third year of funding provided for in the NIA Grant as a result of the U.S. government being funded on the basis of a continuing resolution. The timing of the Company’s receipt of the remaining 10% of current year funding is dependent upon and subject to U.S. congressional approval of a final appropriations bill.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department and other governmental bodies. In recent years, many such changes have been made and may continue to occur in the future. For example, in March 2020, the CARES Act was signed into law, which included certain changes in tax law intended to stimulate the U.S. economy in response to the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of NOLs, interest deductibility limitations and payroll tax matters. Additionally, in December 2017, the TCJA was signed into law, which significantly reformed the Code. The TCJA included significant changes to corporate and individual taxation, some of which could adversely impact an investment in the Company’s common stock. For example, under the TCJA, in general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80 percent of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modified the TCJA with respect to the TCJA’s limitation on the deduction of NOLs and provided that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminated the limitation on the deduction of NOLs to 80 percent of current year taxable income for taxable years beginning before January 1, 2021 (but reinstated the limitation for taxable years beginning after December 31, 2020). As a result of such limitations, the Company may be required to pay federal income tax in some future year notwithstanding that it had a net loss for all years in the aggregate.

More generally, recent and future changes in tax laws could have a material adverse effect on the Company’s business, cash flow, financial condition or results of operations.

The Company faces risks associated with increased geopolitical uncertainty, including as a result of evolving domestic and foreign tariff policies.

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

In addition, the Trump administration has signaled intentions to substantially alter prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the Trump administration has initiated, or is considering imposing, tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted, or are considering imposing, tariffs on certain U.S. goods. It remains unclear what the Trump administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, or increase the cost of materials purchased to manufacture our drug product and drug substance, and, thus, could adversely impact our business.

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

General political uncertainty may have an adverse impact on the Company’s operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets. It is presently unclear exactly what actions our current administration in the U.S. will implement, and if implemented, how these actions may impact the pharmaceutical industry in the U.S.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to the Company’s business operations. The Company may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. The Company’s vendors may incorporate generative artificial intelligence tools into their offerings, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit the Company’s or its vendors’ ability to maintain an adequate level of service and experience. Additionally, artificial intelligence algorithms may be flawed, datasets may be insufficient or biased, and ineffective artificial intelligence development or deployment could lead to other compliance violations. If the Company, its vendors, or its third-party partners experience an actual or perceived violation of applicable privacy or data protection, intellectual property, or other laws or regulations, or a cybersecurity incident due to the use of generative artificial intelligence, the Company could be subject to regulatory fines, investigations, enforcement actions, penalties and other liabilities, claims for damages from affected individuals, and the Company may lose valuable intellectual property and confidential information and its reputation and the public perception of the effectiveness of its privacy or cybersecurity measures could be harmed. Several jurisdictions around the globe, including Europe and the U.S., have already proposed or enacted laws governing artificial intelligence, and the Company may need to commit significant resources to maintain business practices that comply with the evolving regulatory landscape. The Company’s competitors or other third parties may incorporate artificial intelligence into their products more quickly and successfully than the Company, which could impair the Company’s ability to compete effectively and adversely affect the Company’s results of operations. Any of these outcomes could damage the Company’s reputation, result in the loss of valuable property and information, and adversely impact its business. For example, the Company’s approach to the treatment of DLB focuses in large part on neflamapimod’s ability to inhibit the intra-cellular enzyme p38α. Through the use of artificial intelligence and large language models, competitors could seek to identify alternative p38α inhibiting compounds and repurpose those assets to compete with neflamapimod in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management Program Overview

We recognize the critical role that properly managing cybersecurity risk plays in maintaining the trust and confidence of our stockholders, the patients in our clinical trials, our employees, our business partners and our other stakeholders. Accordingly, our cybersecurity program is designed to identify, assess, manage and mitigate material risks from cybersecurity threats through a variety measures, including risk assessments, implementation of security measures, and ongoing monitoring of systems and networks. In collaboration with our third-party IT service providers, a cross-functional team comprised of representatives from our administrative, finance and legal functions actively monitor the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. We also engage external experts, including IT experts, other consultants, and auditors to evaluate our cybersecurity measures and risk management processes.

We also identify our cybersecurity threat risks by comparing our processes to industry standards and best practices as well as by engaging experts to manage our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, the activities we undertake include the following:

●	monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws, as applicable;

●	through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;

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

●

leverage threat intelligence available to us and our third party IT service provider to help us identify, protect, detect, respond and recover if there is an actual or potential cybersecurity incident; and

●	carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Board Oversight of Cybersecurity Risk Management and Governance

Our Board is responsible for general oversight of our risk environment and associated management policies and practices and has delegated to its Audit Committee the responsibility for oversight of certain major risk categories and exposures, including with respect to cybersecurity and management’s processes to monitor and control them. The Audit Committee meets regularly throughout the year and, on no less than a quarterly basis, receives and reviews a report from management, including the Company’s Chief Financial Officer and General Counsel, regarding the Company’s IT, cybersecurity, data security, and physical security risk, including any suspected material or immaterial cybersecurity incidents during the preceding quarter, if any, and discusses such matters with appropriate management and other personnel. In addition, on a semi-annual basis, the Audit Committee receives a report from the Company’s primary third-party IT and cybersecurity regarding the Company’s IT environment, overall cybersecurity risk management program and strategy and education regarding emerging trends and threats.

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

We depend on and engage various other third parties, including suppliers, vendors, and service providers, to support key elements of our business including our IT infrastructure. We have implemented various control processes designed to address cybersecurity threat risks associated with our use of such third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Our management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, IT, and/or compliance personnel. In addition, cybersecurity risks and posture are, as appropriate and applicable, a factor considered in the selection process prior to our engagement of third-party service providers.

In response to an identified cybersecurity incident, a group comprised of appropriate management personnel, our third-party IT service provider and, depending on the scope and severity of the incident, additional third-party subject matters experts, will be assembled to develop and implement a response strategy to contain, control, and remediate the cybersecurity incident, including securing our affected systems and/or information, mitigating harmful effects of the incident, preventing further compromises, and communicating information to affected parties, regulatory agencies and law enforcement, as necessary. This group will also report any such cybersecurity incident to the Audit Committee of the Board.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis by both management and the Board, including how such risks could materially affect our business strategy, operational results, and financial condition, and from time-to-time the Company engages third-parties to provide independent risk assessments.

As of the date of this Annual Report, we have not experienced a cybersecurity incident that results in a material effect on our business strategy, results of operations or financial condition, but we cannot provide assurance that we will not be materially affected in the future by such an incident or risks related thereto.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading Item 1A. Risk Factors – General Risks Related to the Company’s Business and Operations, which disclosures are incorporated by reference herein.

ITEM 2.	PROPERTIES

We currently have a short-term lease for office space in Boston, Massachusetts which we use for our corporate offices. In addition, we previously had a short-term agreement to utilize membership-based co-working space in Charlottesville, Virginia, which was terminated in the first quarter of 2024. Rent expense related to the Company’s short-term agreements was approximately $34,692 and $34,000 for the years ended December 31, 2024, and 2023, respectively.

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

Holders

As of March 14, 2025, there were 107 record holders of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name”.

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

None.

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

Overview

We are a clinical-stage biotechnology company focused on developing treatments for age-related neurologic disorders. We are currently focused on the development of our lead drug candidate, neflamapimod, an investigational, orally administered, small molecule brain penetrant that inhibits p38α in the neurons of people with neurodegenerative diseases. We believe neflamapimod has the potential to treat synaptic dysfunction, the reversible aspect of the underlying disease processes in DLB and certain other major neurological disorders. Neflamapimod is currently being evaluated in our ongoing RewinD-LB Trial, a Phase 2b study in patients with DLB funded primarily by a $21.3 million grant from the NIA.

Our novel approach focuses on reducing the impact of inflammation in the brain, or neuroinflammation, which we believe is a key factor in the manifestation of degenerative diseases of the brain, including DLB. Chronic activation of the enzyme p38α in the brains of people with certain neurodegenerative diseases is believed to impair how neurons communicate through synapses. This impairment, termed synaptic dysfunction, leads to deterioration of cognitive and motor abilities. Left untreated, synaptic dysfunction can result in irreversible neuronal loss that leads to devastating disabilities, significant reliance on a caretaker, long term care living, and, ultimately, death. However, before neuronal loss commences, disease progression in many major neurodegenerative disorders, including DLB, initially involves a protracted period of reversible functional loss, particularly with respect to the synapses. We believe that inhibiting p38α activity in the brain, by interfering with key pathogenic drivers of disease, has the potential to reverse the clinical progression observed in the early-stages of certain neurodegenerative diseases, as well as slow further progression by delaying permanent synaptic dysfunction and neuron death.

We believe we are a leader in the industry in developing a treatment for DLB, as neflamapimod is the only clinical drug candidate of which we are aware that has shown statistically significant improvements compared to placebo in a Phase 2a clinical trial (our AscenD-LB Trial) and improved outcomes (p < 0.001) on the trial’s primary endpoint in a Phase 2b evaluation (16-week Extension data from our ongoing RewinD-LB Trial). We are also the only company of which we are aware that is specifically targeting the treatment of DLB patients who do not have concomitant AD-related co-pathology. Compared to patients with “pure” DLB – who may represent up to 50% of the total diagnosed DLB patient population at any given time – DLB patients with AD co-pathology have significant, irreversible neuronal loss in the hippocampus, which may be assessed via imaging or biomarker evidence of amyloid and/or tau pathology. DLB without AD co-pathology, however, is primarily a disease of reversible synaptic dysfunction in the BFC system and, based on available preclinical and clinical data, we believe if neflamapimod is given in the early stages of certain degenerative diseases of the brain, it may reverse synaptic dysfunction, improve neuron health and function, and slow further progression by delaying synaptic dysfunction and neuronal death. We believe this approach enhances the alignment of our development path with neflamapimod’s mechanism of action, reduces the heterogeneity of our target patient population, and thereby has the potential to improve outcomes for patients.

Our ongoing RewinD-LB Trial is a Phase 2b study in 159 participants with DLB funded primarily by a $21.3 million grant from the NIA. Patients with AD co-pathology, as assessed by ptau181 levels at screening, were excluded from the trial. Intended to confirm the efficacy findings from the AscenD-LB Trial, we announced 16-week results from the Extension Phase of the RewinD-LB Trial in March 2025. In the first 16 weeks of the Extension, treatment with the New Capsules led to increased plasma drug concentrations and demonstrated improvement on the trial's primary outcome measure, change from baseline in CDR-SB (p<0.001 vs. Old Capsules; p=0.003 vs. placebo), and ADCS-CGIC, a secondary outcome measure in the trial (p=0.035 vs. Old Capsules; p=0.035 vs. placebo). We believe these results demonstrate proof-of-concept for neflamapimod as a potential treatment for DLB, and support our hypothesis that the failure of neflamapimod during the Initial Phase was the result of the Old Capsules delivering lower than expected drug concentrations and effectively underdosing participants. We expect to report 32-week results from the Extension in the second half of 2025 and we intend to meet with the FDA to discuss our Phase 3 plans following the availability of those data.

In addition to neflamapimod’s potential to treat DLB, we believe the benefit of targeting neuroinflammation-induced synaptic dysfunction in the BFC system can be applied to other neurologic indications in which treatment of BFC dysfunction and degeneration would be expected to be clinically beneficial, including as treatment for certain forms of frontotemporal dementia, such as primary progressive aphasia, and promoting recovery after ischemic stroke.

Financial Summary

As of December 31, 2024, we had cash and cash equivalents and marketable securities of approximately $38.9 million. To date, we have not had any products approved for sale and have not generated any revenue from product sales and our ability to do so in the future will depend on the successful development and eventual commercialization of neflamapimod (or another product candidate that we could acquire or develop in the future). We do not expect to generate revenue from product sales until such time, if ever.

Our accumulated deficit as of December 31, 2024, was $70.7 million. We have never been profitable, and we will continue to require additional capital to develop neflamapimod and fund operations for the foreseeable future. We have historically incurred net losses in each year since inception. Our net loss was $16.3 million and $2.2 million in the years ended December 31, 2024 and December 31, 2023, respectively. We expect our expenses will increase in connection with our ongoing activities, as we:

●	advance neflamapimod through clinical trials;

●	manufacture supplies for our nonclinical studies and clinical trials;

●	obtain, maintain, expand, and protect our intellectual property portfolio;

●	hire additional personnel to support our operations and growth; and

●	continue to operate as a public company.

Based on our current operating plan, we believe our existing cash and cash equivalents and marketable securities on hand as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the consolidated financial statements included in this Annual Report.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to do so in the near future. In January 2023, we were awarded our $21.0 million NIA Grant and, in August 2024, we were awarded an additional $0.3 million under our NIA Grant. Funding from the NIA Grant is recognized as grant revenue as the qualifying expenses related thereto are incurred. During the year ended December 31, 2024, $9.7 million of grant funding was recognized as revenue, of which $7.4 million had been received and the remaining $2.3 million was recorded as grant receivable. During the year ended December 31, 2023, $7.1 million of grant funding was recognized as revenue, of which $6.2 million had been received at year-end and the remaining $0.9 million was recorded as grant receivable.

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

Specific program expenses include expenses associated with the development of our lead product candidate, neflamapimod, including our ongoing Phase 2b RewinD-LB Trial in patients with DLB. Personnel and other operating expenses incurred for our research and development programs primarily relate to salaries and benefits, stock-based compensation, and facility expenses.

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, neflamapimod, or for any other product candidates that we may develop or acquire. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing neflamapimod such as conducting larger clinical trials, seeking regulatory approval and incurring expenses associated with hiring personnel to support other research and development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of product candidates, including neflamapimod, is highly uncertain.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Grant revenue	$9,737,974	$7,144,872	$2,593,102	36%
Operating expenses:
Research and development	18,798,343	8,438,499	10,359,844	123%
General and administrative	9,166,762	6,519,268	2,647,494	41%
Total operating expenses	27,965,105	14,957,767	13,007,338	87%
Loss from operations	(18,227,131)	(7,812,895)	(10,414,236)	133%
Other income (expense):
Other income (expense)	(991)	5,421,592	(5,422,583)	(100)%
Interest income	1,937,427	219,430	1,717,997	(a)
Total other income	1,936,436	5,641,022	(3,704,586)	(66)%
Net loss	$(16,290,695)	$(2,171,873)	$(14,118,822)	650%

*(a) Not meaningful

Grant Revenue

Grant revenue was $9.7 and $7.1 million for the years ended December 31, 2024 and 2023, respectively. This increase in grant revenue — all of which, for each period presented, was received pursuant to our NIA Grant — was related to an increase in services performed during the year ended December 31, 2024, as a result of, among other things, a larger number of trial sites being active during the current year. We initiated the RewinD-LB Trial in the second quarter of 2023 and completed the last patient, last visit for the Initial Phase of the trial in October 2024. The Extension Phase of the trial remains ongoing and we expect to report 32-week data from the RewinD-LB Trial in the second half of 2025.

Research and Development Expenses

Research and development expenses were $18.8 million for the year ended December 31, 2024, compared to $8.4 million for the year ended December 31, 2023. The increase of $10.4 million was primarily due an increase in outsourced CRO site expenses related to our RewinD-LB Trial services, which ramped up progressively between initiation and the completion of enrollment as described above. In addition, the increase was driven by the manufacturing of drug product batches to support further clinical development of neflamapimod, including our ongoing and planned trials in DLB, PPA and recovery after stroke, CRO expenses to support our stroke trial, non-clinical studies, and consulting services.

General and Administrative Expenses

General and administrative expenses were $9.1 million for the year ended December 31, 2024, compared to $6.5 million for the year ended December 31, 2023. The increase of $2.6 million was primarily due to public company related costs following the completion of the Merger, which closed in the third quarter of 2023. The drivers of the increase were primarily outsourced legal costs, insurance costs, headcount costs, investor/public relations costs, and stock-based compensation expense due to additional stock options granted and an amendment to our former chief financial officer's previously granted option awards in connection with his termination as an employee in May 2024 to extend the vesting and exercise periods thereunder to September 30, 2025.

Other Income (Expense)

There was a de minimis amount of other income (expense) for the year ended December 31, 2024, compared to $5.4 million for the year ended December 31, 2023. The amount in the prior year period was due to adjustments to the fair value of the Convertible Notes. The Convertible Notes converted into the right to receive common stock in connection with the closing of the Merger in August 2023 and were not outstanding during the current year period.

Interest Income

Interest income was $1.9 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to interest earned on our increased cash equivalents and marketable securities balances in the current year period following the completion of the 2024 Private Placement in April 2024.

Liquidity and Capital Resources

Capital Requirements

From the date of our inception through December 31, 2024, our operations had primarily been financed through the issuance of common stock, convertible preferred stock and convertible debt financings. As of December 31, 2024, we had approximately $38.9 million of cash and cash equivalents and marketable securities. We have not generated positive cash flows from operations and as of December 31, 2024, we had an accumulated deficit of approximately $70.7 million. In January 2023, we were awarded a $21.0 million grant from the NIA to support the RewinD-LB Trial, which is expected to be received over a three-year period. In August 2024, we received an additional $0.3 million from the NIA. As of December 31, 2024, total cash funding of $14.8 million had been received from the NIA Grant. In March 2025, the Company received access to 90% of the full amount of current year funding provided for in the NIA Grant, due to current NIA policy as a result of the U.S. government currently being funded on the basis of a continuing resolution. The timing of the Company’s receipt of the remaining 10% of current year funding is dependent upon and subject to U.S. congressional approval of a final appropriations bill.

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

In addition, we were previously party to the 2022 Sales Agreement with BTIG. The 2022 Sales Agreement was an "at-the-market" sales agreement pursuant to which we were able to, from time to time and through BTIG as our agent, sell up to an aggregate of $20.0 million in shares of common stock by any permissible method deemed an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act. On October 1, 2024, pursuant to and in accordance with Section 12(b) thereof, we notified BTIG that we were terminating the 2022 Sales Agreement effective October 11, 2024. We were not subject to any termination penalties or other expenses related to the termination of the 2022 Sales Agreement and, prior to termination, no shares were sold pursuant to the 2022 Sales Agreement.

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

Based on our current operating plan, we believe our existing cash and cash equivalents and marketable securities on hand as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the consolidated financial statements included in this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through a debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs, including our development or commercialization activities for neflamapimod. We might also be required to seek funds through arrangements with third parties that require us to relinquish certain of our rights to neflamapimod or otherwise agree to terms unfavorable to us.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the enrollment, progress, timing, costs and results of our clinical trials and other development activities for neflamapimod;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	our ability to reach certain milestone events set forth in our collaboration agreements and the timing of such achievements, triggering our obligation to make applicable payments;

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

●

the ability to receive additional non-dilutive funding, including grants from organizations and foundations, as well as whether and when we receive the remaining 10% of anticipated year 3 funding under our previously awarded NIA Grant;

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

Cash Flows

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(16,530,827)	$(7,449,847)
Net cash used in investing activities	(28,661,129)	—
Net cash provided by financing activities	46,398,606	11,149,114
Net increase in cash and cash equivalents	$1,206,650	$3,699,267

Operating Activities

For the year ended December 31, 2024, cash used in operating activities was $16.5 million. The net cash outflow from operations primarily resulted from net loss of $16.3 million, accretion of discount on marketable securities of $1.2 million and changes in operating assets and liabilities of $0.4 million, partially offset by a non-cash expense of $1.4 million for stock-based compensation.

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

Investing Activities

For the year ended December 31, 2024, cash used in investing activities was $28.7 million due to the purchase of marketable securities, partially offset by the maturities of marketable securities.

We did not have any cash provided by or used in investing activities for the year ended December 31, 2023.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $46.4 million due to proceeds from the sale of common stock and the Pre-Funded Warrants for gross proceeds of approximately $50.0 million, partially offset by the payment of issuance costs related to the sale of common stock and the Pre-Funded Warrants of $3.6 million, in each case, in connection with the 2024 Private Placement.

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

Critical Accounting Polices and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance.

Research and Development Costs

We believe research and development costs is a critical accounting policy and critical accounting estimate as it involves significant estimates and judgments in the preparation of our consolidated financial statements. Research and development costs are expensed as incurred and consist primarily of new product development. Research and development costs include salaries and benefits, consultants’ fees, process development costs and stock-based compensation, as well as fees paid to third parties that conduct certain research and development activities on our behalf.

A substantial portion of our ongoing research and development activities are conducted by third-party service providers. We record accrued expenses for estimated preclinical study and clinical trial expenses. Estimates are based on the services performed pursuant to contracts with research institutions, CROs in connection with clinical studies, investigative sites in connection with clinical studies, vendors in connection with preclinical development activities, and CMOs in connection with the production of materials for clinical trials. Further, we accrue expenses related to clinical trials based on the level of subject enrollment and activity according to the related agreement. We monitor subject enrollment levels and related activity to the extent reasonably possible and make judgments and estimates in determining the accrued balance in each reporting period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development.

If we underestimate or overestimate the level of services performed or the costs of these services, actual expenses could differ from estimates. To date, we have not experienced significant changes in our estimates of preclinical studies and clinical trial accruals.

Stock-based Compensation

We believe stock-based compensation is one of our critical accounting policies used in the preparation of our consolidated financial statements. Stock-based compensation for employee and non-employee awards is measured on the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period. The fair value of stock options to purchase common stock are measured using the Black-Scholes option pricing model. We account for forfeitures as they occur. The fair value of stock options is determined by us using the methods and assumptions discussed below.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CervoMed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CervoMed Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and Development Expenses Related to Clinical Trials

As discussed in Note 3 to the financial statements, the Company estimates the amount of clinical trial expenses incurred in each period. Estimates are based on the services performed by research institutions, contract research organizations, investigative sites, vendors in connection with clinical activities, and contract manufacturing organizations. Further, the Company records expenses related to clinical trials based on the level of subject enrollment and activity according to the related agreement and makes judgments and estimates in determining the amount of research and development expense and related accrued or prepaid balance in each reporting period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and may be reflected in the consolidated financial statements as an accrued or prepaid expense. Research and development expenses related to clinical trials, as described above, are included within the $18.8 million of research and development expenses recorded on the Company’s statement of operations. The Company's accrual for clinical development costs totaled $1.2 million at December 31, 2024, as disclosed in Note 6 and prepayment for clinical expenses totaled $1.4 million at December 31, 2024, as disclosed in Note 7.

We identified the research and development expenses related to clinical trials to be a critical audit matter because auditing the Company’s expenses is complex as the information necessary to make an estimate is accumulated from multiple sources and there may be delays in invoicing from clinical study sites and other vendors, or payments may depend on factors such as the completion of clinical trial milestones. Additionally, in certain circumstances, it requires judgment, as the timing and pattern of vendor invoicing may not correspond to the level of services provided.

Our audit procedures to test the research and development expenses related to clinical trials included, among others:

•	We inspected contracts and purchase orders with certain third parties and agreed key milestones, activities, timing, and costs to management’s schedules.

•	We tested the completeness and accuracy of the underlying data used by management to estimate the service performed and associated costs incurred to date.

•

We corroborated the progress of research and development activities through inquiries with the Company’s research and development personnel and sent confirmations directly to certain third party vendors.

•	We tested invoices received from third parties and cash disbursements before and after year end to assess completeness of accrued expenses or the existence of prepaid expenses.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Boston, Massachusetts

March 17, 2025

CervoMed Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,999,496	$7,792,846
Marketable securities	29,922,523	—
Prepaid expenses and other current assets	1,905,360	1,256,501
Grant receivable	2,254,231	915,404
Total current assets	43,081,610	9,964,751
Other assets	—	7,770
Total assets	$43,081,610	$9,972,521
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,511,440	$662,471
Accrued expenses and other current liabilities	2,367,842	1,933,276
Total liabilities	3,879,282	2,595,747
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Series A preferred stock $0.001 par value; 30,000,000 authorized at December 31, 2024 and December 31, 2023, 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value: 1,000,000,000 shares authorized: 8,702,719 and 5,674,520 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	8,702	5,674
Additional paid-in capital	109,868,913	61,811,889
Accumulated other comprehensive income	56,197	—
Accumulated deficit	(70,731,484)	(54,440,789)
Total stockholders' equity	39,202,328	7,376,774
Total liabilities and stockholders' equity	$43,081,610	$9,972,521

See accompanying notes to consolidated financial statements

CervoMed Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2024	2023
Grant revenue	$9,737,974	$7,144,872
Operating expenses:
Research and development	18,798,343	8,438,499
General and administrative	9,166,762	6,519,268
Total operating expenses	27,965,105	14,957,767
Loss from operations	(18,227,131)	(7,812,895)
Other income:
Other income (expense)	(991)	5,421,592
Interest income	1,937,427	219,430
Total other income, net	1,936,436	5,641,022
Net loss	$(16,290,695)	$(2,171,873)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.02)	$(0.82)
Weighted average shares outstanding, basic and diluted	8,073,155	2,661,416
Comprehensive loss:
Net unrealized gain on marketable securities	56,197	—
Total comprehensive loss	$(16,234,498)	$(2,171,873)

See accompanying notes to consolidated financial statements

CervoMed Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Years Ended December 31, 2024 and 2023
	Convertible preferred stock		Common Stock		Additional	Accumulated other		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	comprehensive income	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance at January 1, 2023	3,331,201	$24,287,211	518,140	$518	$18,983,339	$—	$(52,268,916)	(33,285,059)
Conversion of convertible preferred stock to common stock	(3,331,201)	(24,287,211)	2,936,566	2,937	24,284,274	—	—	24,287,211
Issuance of common stock upon settlement of convertible notes	—	—	795,905	796	6,988,953	—	—	6,989,749
Issuance of common stock to Diffusion stockholders in reverse capitalization, net of issuance costs	—	—	1,360,244	1,360	10,337,754	—	—	10,339,114
Sale of common stock	—	—	63,422	63	809,937	—	—	810,000
Stock-based compensation expense, including vesting of RSUs	—	—	77	—	407,632	—	—	407,632
Issuance of common stock from exercises of stock options	—	—	359	—	—	—	—	—
Repurchase of common stock from net settled stock option	—	—	(193)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,171,873)	(2,171,873)
Balance at December 31, 2023	—	$—	5,674,520	$5,674	$61,811,889	$—	$(54,440,789)	$7,376,774
Issuance of common stock, prefunded warrants and common stock warrants, net of offering costs			2,083,262	2,083	46,396,523	—	—	46,398,606
Stock options granted in lieu of compensation	—	—	—	—	255,724	—	—	255,724
Cashless exercise of prefunded warrants	—	—	944,937	945	(945)	—	—	—
Stock-based compensation expense	—	—	—	—	1,405,722	—	—	1,405,722
Unrealized gain on marketable securities			—	—	—	56,197	—	56,197
Net loss	—	—	—	—	—	—	(16,290,695)	(16,290,695)
Balance at December 31, 2024	—	$—	8,702,719	$8,702	$109,868,913	$56,197	$(70,731,484)	$39,202,328

See accompanying notes to consolidated financial statements

CervoMed Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,290,695)	$(2,171,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(1,205,197)	—
Stock-based compensation expense	1,405,722	407,632
Changes in fair value of convertible debt	—	(5,424,251)
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	(641,089)	(1,200,144)
Accounts payable	848,969	565,169
Accrued expenses and other liabilities	690,290	1,289,024
Grant receivable	(1,338,827)	(915,404)
Net cash used in operating activities	(16,530,827)	(7,449,847)

Cash flows from investing activities:
Purchase of marketable securities	(48,101,129)	—
Maturities of marketable securities	19,440,000	—
Net cash used in investing activities	(28,661,129)	—

Cash flows from financing activities:
Net assets assumed in connection with reverse recapitalization	—	11,887,757
Proceeds from sale of common stock, prefunded warrants and common stock warrants	46,398,606	810,000
Payment of reverse capitalization costs	—	(1,548,643)
Net cash provided by financing activities	46,398,606	11,149,114

Net increase in cash and cash equivalents	1,206,650	3,699,267
Cash and cash equivalents at beginning of period	7,792,846	4,093,579
Cash and cash equivalents at end of period	$8,999,496	$7,792,846

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes	$—	$6,989,749
Conversion of convertible preferred stock	$—	$24,287,211
Unrealized gain on marketable securities	$56,197	$—
Stock options granted in lieu of cash bonus	$255,724	$—
Cashless exercise of pre-funded warrants	$945	$—

See accompanying notes to consolidated financial statements

CervoMed Inc.

Notes to the Consolidated Financial Statements

Note 1. The Company and Description of Business

The Company is a corporation organized under the laws of the state of Delaware and headquartered in Boston, Massachusetts. The Company is a clinical-stage biotechnology company focused on developing treatments for age-related neurologic disorders. The Company is currently focused on the development of its lead drug candidate, neflamapimod, an investigational, orally administered, small molecule brain penetrant that inhibits p38α in the neurons of people with neurodegenerative diseases. The Company believes neflamapimod has the potential to treat synaptic dysfunction, the reversible aspect of the underlying disease processes in DLB and certain other major neurological disorders. Neflamapimod is currently being evaluated in the Company's ongoing RewinD-LB Trial, a Phase 2b trial in patients with DLB funded primarily by a $21.3 million grant from the NIA.

Note 2. Liquidity and Capital Resources

The Company has generated negative cash flows from operations and, as of December 31, 2024, had an accumulated deficit of $70.7 million. Based on its current operating plan, the Company believes its existing cash and cash equivalents and marketable securities on hand as of December 31, 2024, will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance of these consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it currently expects. The Company will continue to require additional financing to advance its current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. The Company intends to continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. If the Company does raise additional capital through public or private equity offerings, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the Company's stockholders’ rights. If the Company raises additional capital through a debt financing, it may be subject to covenants limiting or restricting the Company's ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on the Company's financial condition and on its ability to pursue its business plans and strategies. If the Company is unable to raise sufficient capital when needed, it may need to delay, reduce or terminate planned activities to reduce costs, including development or commercialization activities for neflamapimod. The Company might also be required to seek funds through arrangements with third parties that require it to relinquish certain of its rights to neflamapimod or otherwise agree to terms unfavorable to the Company.

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

Note 3. Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements have been prepared in conformity with U.S. GAAP as defined by the FASB.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, grant revenue, expenses, and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to money market accounts, clinical trial accruals, stock-based compensation expense, grant revenue, and expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ significantly from those estimates or assumptions.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value. There are no unrealized losses on the money market funds for the years ended December 31, 2024 and 2023.

Marketable Securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper and U.S. government debt securities with original maturities of greater than 90 days from date of purchase. These securities are carried at fair value, with unrealized gains and losses reported on the consolidated statement of operations and comprehensive loss and accumulated other comprehensive income within stockholders’ equity until realized. Purchase discounts are accreted using the effective interest method over the term of the related security and such accretion is included in interest income on the accompanying consolidated statements of operations and comprehensive loss.

The Company evaluates its investments in marketable securities for impairment at each reporting period when the fair value is below amortized cost. If the Company intends to sell the security, or it is more likely than not the Company will be required to sell the security before recovery of amortized cost, the entire impairment is included in earnings. The Company did not record any impairment on marketable securities during the years ended December 31, 2024 and 2023. There was no allowance for credit losses as of December 31, 2024 and 2023.

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

The Company has elected to combine lease and non-lease components as a single component. Operating leases will be recognized on the consolidated balance sheet as ROU assets, lease liabilities, current and lease liabilities, non-current. Fixed rent payments are included in the calculation of the lease balances, while variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

Research and Development

Research and development costs are expensed as incurred and consist primarily of new product development. Research and development costs include salaries and benefits, consultants’ fees, process development costs and stock-based compensation, as well as fees paid to third parties that conduct certain research and development activities on the Company’s behalf.

A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers. The Company records accrued expenses for estimated preclinical study and clinical trial expenses. Estimates are based on the services performed pursuant to contracts with research institutions, CROs in connection with clinical studies, investigative sites in connection with clinical studies, vendors in connection with preclinical development activities, and CMOs in connection with the production of materials for clinical trials. Further, the Company accrues expenses related to clinical trials based on the level of subject enrollment and activity according to the related agreement. The Company monitors subject enrollment levels and related activity to the extent reasonably possible and makes judgments and estimates in determining the accrued balance in each reporting period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development.

If the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. To date, the Company has not experienced significant changes in its estimates of preclinical studies and clinical trial accruals.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Stock-based Compensation

Stock-based compensation for employee and non-employee awards is measured on the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period. The fair value of stock options to purchase common stock are measured using the Black-Scholes option pricing model. The Company accounts for forfeitures as they occur.

The fair value of stock options is determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires judgment and estimation by management.

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

The Company recognizes funding received from the NIA Grant as grant revenue, rather than as a reduction of research and development expenses, because the Company is the principal in conducting the research and development activities and these contracts are central to its ongoing operations. Revenue is recognized as the qualifying expenses related to the contracts are incurred. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the Company’s consolidated balance sheets as accounts receivable. Amounts received in advance of services rendered are recorded as deferred grant revenue on the Company's consolidated balance sheets. The related costs incurred by the Company are included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included on the related liability lines in the consolidated balance sheet.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities such as common stock warrants and stock options which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that, when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. Per ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic net loss per share. The FASB proposed that warrants or options exercisable for little to no cost (sometimes referred to as “penny warrants”) be included in the denominator of basic net loss per share (and therefore diluted net loss per share) once there were no further vesting conditions or contingencies associated with them. At December 31, 2024, there were no pre-funded warrants outstanding. The Company included 495,995 pre-funded warrants outstanding in the denominator of basic net loss per share at December 31, 2023 and thus are excluded from the table below.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	December 31,
	2024	2023
Common stock warrants	2,609,289	102,462
Stock options	636,802	349,384
	3,246,091	451,846

Segments

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, to enable investors to develop more decision-useful financial analyses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU on January 1, 2024.

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. CervoMed Inc. has one reportable segment which consists of the development of clinical and preclinical product candidates for treatments for age-related neurologic disorders and other medical indications. The Company’s CODM is the chief executive officer.

The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies. To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. The CODM assesses the financial performance for the Company's segment based on net loss. The CODM also uses internal budget versus forecasted expense and cash forecast models in making certain decisions. Such models are reviewed to assess the entity-wide/single-segment operating results and performance, including how long cash-on-hand is expected to be sufficient. The measure of segment assets is reported on the consolidated balance sheet as total assets. The segment measure of loss is reported on the consolidated statement of operations as net loss.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures”. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements as well. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

Note 4. Merger

On August 16, 2023, the Company completed the Merger of EIP and Merger Sub. For financial reporting purposes, EIP was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) EIP security holders immediately prior to the Merger owning approximately 76% of the Company immediately following the Merger, (ii) EIP appointing the majority (five of seven) of the Board immediately following the Merger and (iii) former EIP management holding the majority of key positions of management, including the Chief Executive Officer and Board Chair positions, immediately following the Merger. The Merger was also accounted for as a reverse recapitalization under U.S. GAAP because the primary assets of the Company immediately prior to the Merger were cash and cash equivalents. Accordingly, (i) for all periods prior to the Merger, EIP’s historical financial statements and results of operations replace and are deemed to be the Company’s financial statement and results of operations for such periods, (ii) the Merger was treated as the equivalent of EIP issuing shares of common stock to the holders of the Company's common stock immediately prior to the Merger as consideration to acquire the net assets of the Company, and (iii) the net assets of the Company as of immediately prior to the Merger were recorded at their acquisition-date fair value in the consolidated financial statements of EIP. Immediately after the Merger, there were approximately 5,674,277 shares of the Company’s common stock outstanding.

The following table shows the net assets acquired in the Merger:

August 16, 2023
Cash and cash equivalents	$12,705,140
Prepaid and other assets	406,488
Accounts payable and accrued expenses	(1,223,871)
Total net assets assumed	11,887,757
Minus: Transaction costs	(1,548,643)
Total net assets assumed minus transaction costs	$10,339,114

Note 5. Fair Value of Financial Instruments

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents (money market accounts)	$7,559,336	$—	$—
Marketable securities:
Commercial paper	$—	$18,032,943	$—
U.S. treasury bonds	—	7,951,060	—
U.S. government agency bonds	—	3,938,520	—
Total assets measured at fair value	$7,559,336	$29,922,523	$—

	December 31, 2023
Assets
Cash equivalents (money market accounts)	$7,792,846	$—	$—
Total assets measured at fair value	$7,792,846	$—	$—

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

The following is a summary of the Company's marketable securities which provides a reconciliation of amortized cost basis to fair value including cumulative unrealized gains and losses as of December 31, 2024:

	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$18,019,334	$16,393	$(2,784)	$18,032,943
U.S. treasury bonds	7,920,620	30,440	—	7,951,060
U.S. government agency bonds	3,926,372	12,148	—	3,938,520
Total	$29,866,326	$58,981	$(2,784)	$29,922,523

The following table presents a roll-forward of the fair value of the Convertible Notes (Note 9) for which fair value is determined by Level 3 inputs:

Year Ended December 31,
2023
Balance as of January 1, 2023	$12,414,000
Fair value adjustment	(5,424,251)
Reclassification to additional paid in capital upon conversion	(6,989,749)
Balance as of December 31, 2023	$—

These Convertible Notes are no longer outstanding as of December 31, 2024 and 2023.

Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The Convertible Notes are classified within Level 3 of the fair value hierarchy because the fair value measurement is based, in part, on significant inputs not observed in the market.

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2024 and 2023.

Note 6. Significant Agreements and Contracts

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

The Vertex Agreement granted the Company the exclusive worldwide use of VX-745 in the field of diagnosis, treatment and prevention of AD and related CNS disorders in humans.

As part of the Vertex Agreement, the Company is obligated to make certain payments totaling up to approximately $117.0 million upon achievement of certain regulatory and sales milestones, and royalties on net sales of products on indications covered by the Vertex Agreement. The first expected milestone events concern filing of an NDA with the FDA for marketing approval of neflamapimod (i.e., VX-745) in the U.S., or a similar filing for a non-U.S. major market, as specified in the Vertex Agreement, and such royalties will be on a sliding scale of percentages of net sales in the low- to mid-teens, depending on the amount of net sales in the applicable years. The Company is also obligated to make a milestone payment to Vertex upon net sales reaching a certain specified amount in any 12-month period. The Vertex Agreement states that royalties will be reduced by 50% during any portion of the royalty term when there is no valid claim of an issued patent within specified patent rights covering the licensed product. The Company also has the right to deduct, on a country by country basis, from royalties otherwise payable to Vertex under the terms of the Vertex Agreement, 50% of all royalties, upfront fees, milestones and other payments paid by the Company or any of the Company’s affiliates or sublicensees to third parties under licenses that are necessary for the development, manufacture, sale or use of a licensed product, provided that in no event will the royalty payable to Vertex be reduced to less than 50% of the rates specified in the Vertex Agreement, subject to certain adjustments specified therein. The Company has made a total of $100,000 in payments to Vertex related to the Vertex Agreement. No payments were made during the years ended December 31, 2024 and 2023.

National Institute of Aging Grant

In January 2023, the Company was awarded a $21.0 million grant from the NIA to support its RewinD-LB Trial, a Phase 2b study of neflamapimod in patients with DLB and, in August 2024, the Company was awarded and additional $0.3 million under the grant. The grant monies are expected to be received over a period of three years including $6.7 million in 2023, $8.3 million in 2024 and $6.2 million in 2025.

The total grant revenue recognized from the NIA Grant was $9.7 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, aggregate total cash funding of $14.6 million has been received from the NIA Grant, resulting in approximately $6.6 million in funding remaining. In addition, $2.3 million has been recorded as a receivable in the consolidated balance sheet at December 31, 2024, for allowable expenses incurred in 2024, which is expected to be received subsequent to December 31, 2024.

The Company received access to the current year 3 funding in the amount of $5.6 million in March 2025. This amount was 90% of the full year 3 amount provided for in the NIA Grant due to current NIA policy as a result of the U.S. government currently being funded on the basis of a continuing resolution. The timing of the Company’s receipt of the remaining 10% of the grant of current year funding is dependent upon and subject to U.S. congressional approval of a final appropriations bill. Funding of the remaining proceeds under the Company's NIA Grant is also subject to uncertainty as a result of ongoing administrative changes and political uncertainty at the NIH.

Note 7. Prepaid Expenses

Prepaid expenses consisted of the following:

	December 31, 2024	December 31, 2023
Clinical expenses	$1,149,343	$711,362
Insurance	443,141	436,859
Professional services	95,218	37,917
Dues and memberships	11,777	—
Other	205,881	70,363
Total	$1,905,360	$1,256,501

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Employee compensation costs	$803,193	$1,026,054
Clinical development costs	1,158,783	389,045
Professional fees	249,527	309,062
State franchise and excise tax	40,456	120,456
Other	115,883	88,659
Total	$2,367,842	$1,933,276

Note 9. Convertible Notes

In December 2020, EIP issued the 2020 Notes to predominantly related party investors for proceeds of $5.1 million. In December 2021, EIP issued the 2021 Notes to predominantly related party investors for proceeds of $6.0 million. Upon completion of the Merger in August 2023, all Convertible Notes outstanding were converted into common stock and, in certain cases, pre-funded warrants. As of December 31, 2024 and December 31, 2023, the Convertible Notes were no longer outstanding. Upon issuance, the Company elected the fair value option for the Convertible Notes in accordance with ASC 825, “Financial Instruments,” pursuant to which the entire instrument, including interest expense, is measured at fair value with the initial change in fair value deemed to be a capital contribution and any subsequent changes in fair value being recorded to other income (expense) on the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2024 there were no fair value adjustments recognized, as the Convertible Notes were no longer outstanding. The fair value adjustment recognized in other income was $5.4 million for the year ended December 31, 2023.

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

Note 10. Commitments and Contingencies

Operating Leases

The Company has a short-term lease for office space in Boston, Massachusetts and previously had a short-term agreement to utilize membership-based co-working space in Charlottesville, Virginia, the latter of which was terminated during the three months ended March 31, 2024. Lease expense was approximately $34,692 and $34,000 for the years ended December 31, 2024 and 2023, respectively.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with universities and CROs to assist in the performance of research and development activities and with CMOs to assist with chemistry, manufacturing, and controls related activities. Expenditures to CROs and other CMOs represent a significant cost in clinical development for the Company. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

Defined Contribution Retirement Plan

The Company has established its 401(k) Plan, which covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. There were total contributions under the 401(k) Plan of $0.2 million and a de minimis amount for the years ended December 31, 2024 and 2023, respectively.

Legal Proceedings

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the former Chief Executive Officer of the Company’s legal predecessor, under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action. After a related hearing on April 14, 2015, the court granted the Company’s petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. On November 19, 2018 at an Order to Show Cause Re Dismissal Hearing, the court found sufficient grounds not to dismiss the case and an arbitration hearing was scheduled, originally for November 2020 but later postponed due to the COVID-19 pandemic and related restrictions on gatherings in the State of California. In addition, following the November 2018 hearing, an automatic stay was placed on the arbitration in connection with the plaintiff filing for personal bankruptcy protection. On October 22, 2021, following a determination by the bankruptcy trustee not to pursue the claims and release them back to the plaintiff, the parties entered into a stipulation to abandon arbitration and return the matter to state court. A case management conference was held on February 23, 2022 at which an initial trial date of May 24, 2023 was set, and the parties have agreed to stipulate to mediation in advance of the trial. On October 20, 2022, the parties filed a joint stipulation to continue the trial and certain deadlines related to the mediation in order to allow plaintiff’s counsel to continue to seek treatment for an ongoing medical issue. On November 1, 2022, based on the parties' joint stipulation, the court entered an order continuing the trial date to October 25, 2023, on October 6, 2023, the court entered an order further continuing the trial date to April 24, 2024, and on March 3, 2024, based on an additional joint stipulation of the parties, the court entered an order continuing the trial date to October 23, 2024. On September 4, 2024, due to certain delays in discovery as a result of, among other things, plaintiff's counsel's health complications, the parties filed a joint stipulation to continue the trial and certain deadlines related thereto. On October 9, 2024, based on the parties' joint stipulation, the court entered an order continuing the trial date to April 30, 2025. On January 6, 2025, the Company filed a Motion for Summary Adjudication against plaintiff’s claims for promissory fraud, negligent misrepresentation, and common counts. On February 21, 2025, the parties filed a joint stipulation to continue the trial and certain deadlines related thereto and, on March 12, 2025, the court entered an order continuing the trial date to November 26, 2025.

The Company is defending itself vigorously against the claims alleged in this matter. However, at this stage, the Company is unable to predict the outcome and possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on the Company’s financial position. Depending on the outcome or resolution of this matter, it could have a material effect on the Company’s financial position, results of operations and cash flows.

Note 11. Stockholders' Equity and Common Stock Warrants

April 2024 Private Placement

On April 1, 2024, pursuant to and in accordance with the terms of a securities purchase agreement with certain purchasers named therein, the Company completed the private placement of an aggregate of 2,083,262 common shares, 2,532,285 Series A Warrants and 449,023 Pre-Funded Warrants. The aggregate upfront gross proceeds from the 2024 Private Placement were approximately $50.0 million, before deducting approximately $3.6 million of offering fees and expenses.

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

Warrants

As of December 31, 2024, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Historical Diffusion common stock warrants	33,386	$44.55	-	$98.48	May 2025 through February 2026
Historical EIP common stock warrants	43,618		$19.81		April 2028
Series A common stock warrants	2,532,285		$39.24		April 2027
	2,609,289

December 2024 Pre-Funded Warrant Exercise

On December 11, 2024, 449,023 Pre-Funded Warrants to purchase common stock issued in connection with the closing of the April 2024 Private Placement were exercised in full by the holder thereof pursuant to the cashless exercise provision of the Pre-Funded Warrants. Upon exercise, 45 shares were withheld in lieu of a cash payment of the exercise price and the holder was issued 448,978 shares of common stock.

February 2024 Pre-Funded Warrant Exercise

On February 26, 2024, following the effectiveness of an amendment eliminating certain beneficial ownership limitations set forth therein, 499,995 pre-funded warrants to purchase common stock issued in connection with the closing of the Merger were exercised in full by the holder thereof pursuant to the cashless exercise provision of the pre-funded warrants. Upon exercise, 36 shares were withheld in lieu of a cash payment of the exercise price and the holder was issued 495,959 shares of common stock.

"At-The-Market" Sales Agreement

The Company was previously party to the 2022 Sales Agreement with BTIG. The 2022 Sales Agreement was an "at-the-market" sales agreement pursuant to which the Company was able to, from time to time and through BTIG as the Company’s agent, sell up to an aggregate of $20.0 million in shares of common stock by any permissible method deemed an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act. On October 1, 2024, pursuant to and in accordance with Section 12(b) thereof, we notified BTIG that we were terminating the Sales Agreement effective October 11, 2024. We were not subject to any termination penalties or other expenses related to the termination of the 2022 Sales Agreement and, prior to termination, no shares were sold pursuant to the 2022 Sales Agreement.

Sale of Common stock

In July 2023, EIP sold 63,422 shares of common stock at $12.78 per share (as adjusted for the Exchange Ratio) for net proceeds of approximately $0.8 million.

Note 12. Stock-Based Compensation Stock

2015 Equity Plan

The 2015 Equity Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company’s Board. As of December 31, 2024, there were 23,843 shares available for future issuance under the 2015 Equity Plan. On January 1, 2025, the number of shares available for future issuance under the 2015 Equity Plan increased by 348,109.

2018 Employee, Director and Consultant Equity Incentive Plan

On March 28, 2018, EIP adopted the 2018 Plan, which was assumed by the Company pursuant to and in accordance with the terms of the Merger Agreement. Under the 2018 Plan, the Company may issue incentive stock options, non-qualified stock options, stock grants, and other stock-based awards to employees, directors, and consultants, as specified in the 2018 Plan and subject to applicable SEC and Nasdaq rules and regulations. The Board has the authority to determine to whom options or stock will be granted, the number of shares, the term, and the exercise price. Options granted under the 2018 Plan have a term of up to ten years and generally vest over a four-year period with 25% of the options vesting after one-year of service and the remainder vesting monthly thereafter. As of December 31, 2024, there were no shares available for issuance.

2024 Inducement Grants

During the year ended December 31, 2024, the Company granted stock options outside of the 2015 Equity Plan and the 2018 Plan to purchase an aggregate of 71,712 shares of common stock as material inducements to the employment of five new employees, in each case, in accordance with Nasdaq Listing Rule 5635(c)(4). Each such inducement option has a term of ten years and vests over a 36-month period commencing on the last day of the month in which the grant date occurred (subject to the employee's continued employment with the Company).

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2024	2023
Research and development	$218,822	$143,685
General and administrative	1,186,900	263,947
Total stock-based compensation expense	$1,405,722	$407,632

The following table summarizes the activity related to all stock option grants for the year ended December 31, 2024:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at January 1, 2024	349,374	$51.15	8.1	$358,340
Granted	310,996	$11.79
Expired	(23,568)	$395.10
Outstanding at December 31, 2024	636,802	$19.38	7.6	—
Exercisable at December 31, 2024	316,560	$28.62	6.5	—

The Black-Scholes option pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2024			2023
Expected term (in years)	5.25	-	5.76		5.75
Risk-free interest rate	3.89	-	4.46%	3.9	-	4.5%
Expected volatility	76.06	-	80.03%	81.7	-	83.3%
Dividend yield		—			—

At December 31, 2024, there was $2.0 million of unrecognized compensation expense that will be recognized over a weighted-average period of 2.1 years.

During the year ended December 31, 2024, the Company granted 39,721 options in lieu of 2023 executive bonus compensation.

Effective May 31, 2024, the employment of the Company's former Chief Financial Officer was terminated. Based on the terms of his severance agreement, unvested shares under previously granted option awards will continue to vest on the schedule provided for in the applicable option award agreement through September 30, 2025. The Company accounted for the change in vesting terms as an improbable-to-probable modification of his stock options and recognized $0.3 million of expense in relation to this modification during the year ended December 31, 2024. In addition, the exercise period for any shares under previously granted option awards vested as of May 31, 2024 was extended to September 30, 2025. The Company accounted for the change in exercise terms as a probable-to-probable modification of his stock options and recognized $12,000 of expense in relation to this modification during the year ended December 31, 2024.

Note 13. Income Taxes

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements as of December 31, 2024 and 2023:

	2024	2023
Rate reconciliation:
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	4.4%	6.3%
Change in convertible debt	—%	52.8%
Research and development credits	3.2%	17.1%
Change in valuation allowance	(27.3)%	(95.9)%
Share-based compensation	(1.1)%	(1.0)%
Other	(0.2)%	(0.3)%
Total provision	0.0%	0.0%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company's deferred tax assets for federal income taxes as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
Deferred tax assets:
Net operating loss	$10,417,666	$10,495,881
Research and development credits	1,228,255	708,443
Capitalized research expenditures	6,392,545	2,271,853
Stock-based compensation	698,886	567,473
Charitable contributions	1,321	—
Intangibles	193,106	223,548
Gross deferred tax assets	18,931,779	14,267,198
Less valuation allowance	(18,557,844)	(14,100,543)
Total deferred tax assets	373,935	166,655

Deferred tax liabilities:
Prepaids	$(373,935)	$(166,655)
Gross deferred tax liabilities	(373,935)	(166,655)
Deferred tax assets, net	$—	$—

The Company does not have unrecognized tax benefits as of December 31, 2024 or 2023. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Evaluating the need for a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. As of December 31, 2024, the Company has utilized a full valuation allowance to offset the net deferred tax assets as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The valuation allowance increased by $4.5 million during the year ended December 31, 2024.

As of December 31, 2024, the Company had NOL carryforwards of approximately $38.7 million and $36.6 million for federal and state tax purposes, respectively. Federal NOL carryforwards will not expire and state NOL carryforwards will begin to expire in 2038, if not utilized. The TCJA enacted on December 22, 2017 limits a taxpayer’s ability to utilize NOL deduction in a year to 80% taxable income for federal NOLs arising in tax years beginning after 2017, however, federal NOLs post 2017, are now indefinite lived.

As of December 31, 2024, the Company also had federal and state research credit carryforwards of $1.1 million and $0.1 million, respectively. The federal and state research credits will begin to expire in 2038 and 2034, respectively.

Generally, utilization of the NOL carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Code, which provides for limitations on NOL carryforwards and certain built-in losses following ownership changes, and Section 383 of the Code, which provides for special limitations on certain excess credits, as well as similar state provisions. Accordingly, the Company’s ability to utilize NOL carryforwards may be limited as the result of such an “ownership change.” A formal Section 382 study was performed through December 31, 2023, which concluded there have been no historical section 382 ownership changes, thus the NOL carryforwards were not subject to an annual limitation through December 31, 2023. The Company has not conducted a study since December 31, 2023 to assess whether a change of control has occurred. If the Company has experienced a change of control, as defined by Section 382, subsequent to the last study, utilization of the net operating loss carryforwards or research and development tax credit carryforwards could be subject to an annual limitation under Section 382. With respect to Diffusion, the Company deems the historical Diffusion tax attributes (NOLs/Credits) are unusable due to the IRC Section 382 limitation. ASC 740-10-25 states that a “write off might be appropriate if there is only a remote likelihood that the entity will utilize the carryforward (i.e., NOL), it is acceptable for the entity to write off the deferred tax assets against the valuation allowance, thereby eliminating the need to disclose the gross amounts. As such, the Company has written off these attributes.

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

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and believes that its income tax filing positions and deductions will be sustained upon examination. Accordingly, no reserves for uncertain income tax positions or related accruals for interest and penalties have been recorded as of December 31, 2024 and 2023.

Note 14. Subsequent Events

The company evaluated subsequent events from December 31, 2024 to the date the financial statements were issued, noting no events requiring disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) promulgated under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are ineffective due to the material weakness noted below in the subsequent paragraph.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the audit of the Company’s consolidated financial statements for the years ended December 31, 2024, 2023, and 2022, a material weakness in the Company’s internal control over financial reporting was identified in relation to the absence of effective controls regarding the accurate identification, evaluation and proper recording of various expense accounts.

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

On August 16, 2023, we completed the Merger. For financial reporting purposes, EIP was determined to be the accounting acquirer and, accordingly, for all periods prior to the Merger, EIP’s historical financial statements and results of operations replace and are deemed to be the Company’s financial statement and results of operations for such periods. While Diffusion was previously subject to the provisions of SOX, EIP, as a private, non-reporting operating company prior to the Merger, was not. Accordingly, upon consummation of the Merger, we began the process of integrating the pre-Merger business of EIP into Diffusion’s pre-established public company, internal control framework, including internal controls and information systems and we continue to implement measures designed to improve our internal control over financial reporting to remediate the material weaknesses. As of the date of this Annual Report, we continue to be actively engaged in these efforts through, among other things, adding additional review procedures by qualified personnel over complex accounting matters and, during the year ended December 31, 2024, we completed our remediation plan with respect to a material weakness related to the recording of significant complex transactions previously identified in connection with the audit of the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022. We currently expect to complete the remediation plan with respect to the material weakness related to the absence of effective controls regarding the accurate identification, evaluation and proper recording of various expense accounts during the year ending December 31, 2025. However, the Company cannot predict the success of such efforts or the outcome of its assessment of the remediation efforts and the Company’s efforts may not remediate this material weakness in its internal control over financial reporting, or additional material weaknesses may be identified in the future.

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

Change in Internal Control Over Financial Reporting

Except as set forth above, there was no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Adoption, Termination or Modification of Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The additional information required by Item 10 of Form 10-K is incorporated herein by reference from our Proxy Statement, to be filed with the SEC within 120 days after December 31, 2024, the end of the fiscal year to which this Annual Report relates, including the information set forth under the captions, “Corporate Governance,” “Election of Directors,” “Executive Officers,” and “Certain Relationships and Related Party Transactions.”

ITEM 11.	EXECUTIVE COMPENSATION

The additional information required by Item 11 of Form 10-K is incorporated herein by reference from our Proxy Statement, to be filed with the SEC within 120 days after December 31, 2024, the end of the fiscal year to which this Annual Report relates, including the information set forth under the captions, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The additional information required by Item 12 of Form 10-K is incorporated herein by reference from our Proxy Statement, to be filed with the SEC within 120 days after December 31, 2024, the end of the fiscal year to which this Annual Report relates, including the information set forth under the caption, “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The additional information required by Item 13 of Form 10-K is incorporated herein by reference from our Proxy Statement, to be filed with the SEC within 120 days after December 31, 2024, the end of the fiscal year to which this Annual Report relates, including the information set forth under the captions, “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The additional information required by Item 14 of Form 10-K is incorporated herein by reference from our Proxy Statement, to be filed with the SEC within 120 days after December 31, 2024, the end of the fiscal year to which this Annual Report relates, including the information set forth under the caption, “Ratification of Selection of Independent Registered Public Accounting Firm.”.

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

INDEX TO EXHIBITS

No.	Description	Method of Filing
2.1Δ	Agreement and Plan of Merger, dated as of March 30, 2023, by and among Diffusion Pharmaceuticals Inc., EIP Pharma, Inc. and Dawn Merger Sub Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 30, 2023.

3.1	Certificate of Incorporation of CervoMed Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2023.

3.2	Certificate of Amendment, dated August 16, 2023, to the Certificate of Incorporation, as amended, of CervoMed Inc. (Reverse Stock Split)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on August 17, 2023.

3.3	Certificate of Amendment, dated August 16, 2023, to the Certificate of Incorporation, as amended, of CervoMed Inc. (Name Change)	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on August 17, 2023.

3.4	Bylaws of CervoMed Inc., as amended	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on August 17, 2023.

4.1	Form of May 2020 Placement Agent Warrant (In Respect of Exercise Transaction)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 8, 2020.

4.2	Form of May 2020 Placement Agent Warrant (In Respect of Offering Transaction)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2020.

4.3	Form of February 2021 Underwriter Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021.

4.4	Form of EIP 2018 Investor Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 17, 2023.

4.5	Form of EIP 2018 Investor Warrant (AI EIPP Holdings LLC)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 17, 2023.

4.6	Form of Series A Warrant issued in connection with the 2024 Private Placement	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 28, 2024

4.7	Form of 2023 Pre-Funded Investor Warrant	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 17, 2023.

4.8	Amendment to Pre-Funded Warrant, dated as of February 26, 2024, by and between CervoMed Inc. and the Joshua S. Boger 2021 Trust DTD 12/09/2021	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 28, 2024.

4.9	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on March 29, 2024.

4.10	Description of Securities of CervoMed Inc.	Incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed on March 29, 2024.

10.1#	Amended & Restated Employment Agreement, dated as of February 1, 2024, by and between John Alam, M.D. and CervoMed Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2024.

10.2#	Amended & Restated Employment Agreement, dated as of February 1, 2024, by and between Robert J. Cobuzzi, Jr., Ph.D. and CervoMed Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2024.

10.3#	Employment Agreement, dated as of February 1, 2024, by and between Kelly Blackburn and CervoMed Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2024.

10.4#	Amended & Restated Employment Agreement, effective as of June 1, 2024, by and between William Elder and CervoMed Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024.

10.5#	CervoMed Inc. 2015 Equity Incentive Plan	Incorporated by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A filed on June 10, 2016.

10.6#	Amendment No. 1 to CervoMed Inc. 2015 Equity Incentive Plan	Incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on June 10, 2016.

10.7#	EIP Pharma, Inc. 2018 Employee, Director and Consultant Equity Incentive Plan	Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4/A filed on July 12, 2023.

10.8#	Form of Stock Option Award Agreement under 2015 Equity Incentive Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.9#	Form of Stock Option Award Agreement under 2018 Employee, Director and Consultant Equity Incentive Plan	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 29, 2024.

10.10#	Form of Inducement Stock Option Award Agreement	Filed herewith.

10.11#	Form of Indemnification Agreement between CervoMed Inc. and each of its directors and officers	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 29, 2024.

10.12*	Option and License Agreement, dated as of August 27, 2012, by and between EIP Pharma LLC and Vertex Pharmaceuticals Incorporated	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A filed on July 12, 2023.

10.13*	Amendment No.1, dated as of April 8, 2014, to Option and License Agreement, dated August 27, 2012, by and between EIP Pharma LLC and Vertex Pharmaceuticals Incorporated	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A filed on July 12, 2023.

10.14*	Amendment No.2, dated as of November 17, 2015, to Option and License Agreement, dated August 27, 2012, as amended April 18, 2014, by and between EIP Pharma LLC and Vertex Pharmaceuticals Incorporated	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A filed on July 12, 2023.

10.15#	Separation Agreement, effective as of May 31, 2024, by and between the CervoMed Inc. and J. William Tanner, Ph.D.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024.

10.16	Securities Purchase Agreement, dated March 28, 2024, by and between CervoMed Inc. and each of the purchasers party thereto, related to the 2024 Private Placement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2024.

19.1	CervoMed Inc. Insider Trading Policy, effective as of March 14, 2025	Filed herewith.

21.1	Subsidiaries of CervoMed Inc.	Filed herewith.

23.1	Consent of RSM US LLP, independent registered public accounting firm	Filed herewith.

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

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of CervoMed Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

32.2	Certification of Acting Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification attached as Exhibit 32.2 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of CervoMed Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

97.1	CervoMed Inc. Clawback Policy	Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2024.

101

The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

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

Dated: March 17, 2025	CERVOMED INC.
	By:	/s/ John Alam, MD John Alam, MD President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ John Alam, MD	President, Chief Executive Officer and Director	March 17, 2025
John Alam, MD	(Principal Executive Officer)

/s/ William Elder	Chief Financial Officer and General Counsel	March 17, 2025
William Elder	(Principal Financial Officer)

/s/ Joshua S. Boger, PhD	Chair of the Board	March 17, 2025
Joshua S. Boger, PhD

/s/ Robert J. Cobuzzi, PhD	Chief Operating Officer and Director	March 17, 2025
Robert J. Cobuzzi, PhD

/s/ Sylvie Grégoire, PharmD	Director	March 17, 2025
Sylvie Grégoire, PharmD

/s/ Jane H. Hollingsworth, JD	Director	March 17, 2025
Jane H. Hollingsworth, JD

/s/ Jeff Poulton	Director	March 17, 2025
Jeff Poulton

/s/ Marwan Sabbagh, MD	Director	March 17, 2025
Marwan Sabbagh, MD

/s/ Frank Zavrl	Director	March 17, 2025
Frank Zavrl