Form 10-Q
period 2025-03-31
CervoMed Inc.
filed 2025-05-12
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of common stock outstanding at May 9, 2025 was 8,702,719 shares.

CervoMed Inc.

i

INTRODUCTORY NOTES

Note Regarding Company References and Other Defined Terms

As previously disclosed in our Current Report on Form 8-K filed on August 17, 2023 with the SEC, on August 16, 2023, the Delaware corporation formerly known as “Diffusion Pharmaceuticals Inc.” completed a merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger, dated March 30, 2023 (the “Merger Agreement”), by and among Diffusion Pharmaceuticals Inc. (“Diffusion”), Dawn Merger Sub Inc., a wholly-owned subsidiary of Diffusion (“Merger Sub”) and EIP Pharma, Inc. (“EIP"), pursuant to which Merger Sub merged with and into EIP, with EIP surviving the Merger a wholly-owned subsidiary of Diffusion (the “Merger”). Additionally, on August 16, 2023, Diffusion changed its name from “Diffusion Pharmaceuticals Inc.” to “CervoMed Inc.”

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

Accordingly, unless the context otherwise requires, all references in this Quarterly Report to “CervoMed,” the “Company,” “we,” “our,” or “us,” refer to the business of EIP for all dates and periods prior to August 16, 2023 and to the business of CervoMed for all dates and periods subsequent to (and including) August 16, 2023.

We have also used several other defined terms in this Quarterly Report on Form 10-Q (the "Quarterly Report"), many of which are explained or defined below:

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

401(k) Plan	CervoMed Inc. 401(k) Defined Contribution Plan
AD	Alzheimer’s Disease
Annual Report	our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025
ADCS-CGIC	the Alzheimer's Disease Cooperative Study — Clinical Global Impression of Change
ASC	Accounting Standard Codification of the FASB
ASU 2023-09	ASU No. 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures”
AscenD-LB Trial	our Phase 2a clinical trial evaluating neflamapimod for the treatment of patients with DLB, completed in the second half of 2021
ASU	Accounting Standards Update
BFC	basal forebrain cholinergic
Board	the board of directors of the Company
CDMO	contract development and manufacturing organization
CDR-SB	Clinical Dementia Rating Sum of Boxes test
CMC	chemistry, manufacturing and controls
CODM	chief operating decision maker
common stock	the Company’s common stock, par value $0.001 per share
CRO	contract research organization
DLB	dementia with Lewy bodies
DLB without AD co-pathology	DLB without concomitant AD-related pathology. May also be referred to as "pure" DLB.

EIP Common Stock	the common stock, par value $0.001, of EIP issued and outstanding prior to the Merger
Exchange Act	Securities Exchange Act of 1934, as amended
Extension or Extension Phase	with respect to the RewinD-LB Trial, the 32-week extension phase of the trial from which 16-week results were reported in March 2025
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FTD	frontotemporal dementia
Initial Phase	with respect to the RewinD-LB Trial, the initial 16-week double-blind, placebo controlled phase of the trial from which topline results were reported in December 2024
IT	information technology
Nasdaq	the Nasdaq Stock Market, LLC
New Capsules	the batch of neflamapimod drug product capsules manufactured in March 2023 and administered for the majority of the RewinD-LB Trial Extension phase
NIA	the National Institute on Aging of the National Institutes of Health
NIA Grant	the $21.3 million grant awarded to us by the NIA to support the RewinD-LB Trial, $21.0 million of which was awarded in January 2023 and an additional $0.3 million of which was awarded in August 2024
NIH	National Institutes of Health
Old Capsules	the batch of neflamapimod drug product capsules manufactured in October 2020 and administered for the Initial Phase of the RewinD-LB Trial and a portion of the Extension
p38α	p38 mitogen-activated protein kinase alpha
Pre-Funded Warrants	the pre-funded warrants, each to purchase one share of common stock at a purchase price of $0.001 per share, issued in connection with the 2024 Private Placement
PPA	primary progressive aphasia
ptau181	plasma phosphorylated tau at position 181
Regulation S-K	Regulation S-K promulgated under the Securities Act
Restore Trial	our ongoing Phase 2a clinical trial evaluating neflamapimod for the treatment of patients recovering from ischemic stroke, which we expect to initiate in the second quarter of 2025
RewinD-LB Trial	our ongoing Phase 2b clinical trial evaluating neflamapimod for the treatment of patients with DLB, initiated in the second quarter of 2023
ROU	right-of-use
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Warrants	the warrants to purchase an aggregate of 2,532,285 shares of common stock at a purchase price of $39.24 per share issued in connection with the 2024 Private Placement
U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
Vertex	Vertex Pharmaceuticals Incorporated
Vertex Agreement	the Option and License Agreement, dated as of August 27, 2012, by and between EIP Pharma LLC and Vertex, as amended

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

v

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CervoMed Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,501,714	$8,999,496
Marketable securities	24,742,800	29,922,523
Prepaid expenses and other current assets	1,703,747	1,905,360
Grant receivable	1,629,227	2,254,231
Total current assets	38,577,488	43,081,610
Total assets	$38,577,488	$43,081,610
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,860,598	1,511,440
Accrued expenses and other current liabilities	2,082,403	2,367,842
Total liabilities	3,943,001	3,879,282
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Series A preferred stock $0.001 par value; 30,000,000 authorized at March 31, 2025 and December 31, 2024, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 1,000,000,000 shares authorized: 8,702,719 shares issued and outstanding at March 31, 2025 and December 31, 2024	8,702	8,702
Additional paid-in capital	110,230,080	109,868,913
Accumulated other comprehensive income	21,223	56,197
Accumulated deficit	(75,625,518)	(70,731,484)
Total stockholders' equity	34,634,487	39,202,328
Total liabilities and stockholders' equity	$38,577,488	$43,081,610

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2025	2024
Grant revenue	$1,917,491	$2,347,250
Operating expenses:
Research and development	4,837,798	2,814,258
General and administrative	2,382,577	2,127,930
Total operating expenses	7,220,375	4,942,188
Loss from operations	(5,302,884)	(2,594,938)
Other income (expense):
Other expense	(135)	(30)
Interest income	408,985	80,633
Total other income, net	408,850	80,603
Net loss	$(4,894,034)	$(2,514,335)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.56)	$(0.41)
Weighted average shares outstanding, basic and diluted	8,702,719	6,170,501
Comprehensive loss:
Net unrealized loss on marketable securities	(34,974)	—
Total comprehensive loss	$(4,929,008)	$(2,514,335)

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2025 and 2024

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	5,674,520	$5,674	$61,811,889	$(54,440,789)	$7,376,774
Stock options granted in lieu of bonus compensation	—	—	255,724	—	255,724
Cashless exercise of pre-funded warrants	495,959	496	(496)	—	—
Stock-based compensation expense	—	—	218,215	—	218,215
Net loss	—	—	—	(2,514,335)	(2,514,335)
Balance at March 31, 2024	6,170,479	$6,170	$62,285,332	$(56,955,124)	$5,336,378

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2025	8,702,719	$8,702	$109,868,913	$56,197	$(70,731,484)	$39,202,328
Unrealized loss on marketable securities	—	—	—	(34,974)	—	(34,974)
Stock-based compensation expense	—	—	361,167	—	—	361,167
Net loss	—	—	—	—	(4,894,034)	(4,894,034)
Balance at March 31, 2025	8,702,719	$8,702	$110,230,080	$21,223	$(75,625,518)	$34,634,487

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(4,894,034)	$(2,514,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(251,828)	—
Stock-based compensation expense	361,167	218,215
Changes in operating assets and liabilities:
Prepaid expenses, deposits and other assets	201,613	(116,334)
Grant receivable	625,004	915,404
Accounts payable	349,158	(230,403)
Accrued expenses and other liabilities	(285,439)	(268,696)
Deferred grant revenue	—	572,475
Net cash used in operating activities	(3,894,359)	(1,423,674)

Cash flows provided by investing activities:
Purchase of marketable securities	(7,103,423)	—
Maturities of marketable securities	12,500,000	—
Net cash provided by investing activities	5,396,577	—

Net increase (decrease) in cash and cash equivalents	1,502,218	(1,423,674)
Cash and cash equivalents at beginning of period	8,999,496	7,792,846
Cash and cash equivalents at end of period	$10,501,714	$6,369,172

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs in accounts payable and accrued expenses	$—	$247,671
Unrealized loss on marketable securities	$(34,974)	$—
Stock options granted in lieu of cash bonus	$—	$255,724
Cashless exercise of prefunded warrants	$—	$496

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

2. Liquidity and Capital Resources

The Company has generated negative cash flows from operations and, as of March 31, 2025, had an accumulated deficit of approximately $75.6 million. Based on its current operating plan, the Company believes its existing cash and cash equivalents and marketable securities on hand as of March 31, 2025, along with remaining funds to be received from the NIA Grant, will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance of these unaudited condensed consolidated interim financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it currently expects. The Company will continue to require additional financing to advance its current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. The Company intends to continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. If the Company does raise additional capital through public or private equity offerings, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the Company's stockholders’ rights. If the Company raises additional capital through a debt financing, it may be subject to covenants limiting or restricting the Company's ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on the Company's financial condition and on its ability to pursue its business plans and strategies. If the Company is unable to raise sufficient capital when needed, it may need to delay, reduce or terminate planned activities to reduce costs, including development or commercialization activities for neflamapimod. The Company might also be required to seek funds through arrangements with third parties that require it to relinquish certain of its rights to neflamapimod or otherwise agree to terms unfavorable to the Company.

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

3. Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements have been prepared in conformity with U.S. GAAP as defined by the FASB.

Unaudited condensed consolidated interim financial statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024, filed as part of the Company's Annual Report.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

Use of estimates

The preparation of unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, grant revenue, expenses, and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to money market accounts, clinical trial accruals, stock-based compensation expense, grant revenue, and expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ significantly from those estimates or assumptions.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds and commercial paper, are stated at fair value. There are de minimis unrealized losses on the money market funds for the period ended March 31, 2025.

Marketable Securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper and U.S. government debt securities with original maturities of greater than 90 days from date of purchase. These securities are carried at fair value, with unrealized gains and losses reported on the condensed consolidated statement of operations and comprehensive loss and accumulated other comprehensive income within stockholders’ equity until realized. Purchase discounts are accreted using the effective interest method over the term of the related security and such accretion is included in interest income on the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company evaluates its investments in marketable securities for impairment at each reporting period when the fair value is below amortized cost. If the Company intends to sell the security, or it is more likely than not the Company will be required to sell the security before recovery of amortized cost, the entire impairment is included in earnings. The Company did not record any impairment on marketable securities during the three months ended March 31, 2025 and 2024. There was no allowance for credit losses as of March 31, 2025 and December 31, 2024.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases, which requires a lessee to recognize an ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the statement of operations and comprehensive loss as well as the reduction of the ROU asset. The standard provides a number of optional practical expedients in transition. The Company has elected to apply (i) the practical expedient, which allows us to not separate lease and non-lease components, for new leases and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the standard.

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

A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers. The Company records accrued expenses for estimated preclinical study and clinical trial expenses. Estimates are based on the services performed pursuant to contracts with research institutions, CROs in connection with clinical studies, investigative sites in connection with clinical studies, vendors in connection with preclinical development activities, and CDMOs in connection with the production of materials for clinical trials. Further, the Company accrues expenses related to clinical trials based on the level of subject enrollment and activity according to the related agreement. The Company monitors subject enrollment levels and related activity to the extent reasonably possible and makes judgments and estimates in determining the accrued balance in each reporting period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the unaudited condensed consolidated financial statements as prepaid or accrued research and development.

If the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. To date, the Company has not experienced significant changes in its estimates of preclinical studies and clinical trial accruals.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2025	2024
Common stock warrants	2,609,289	102,462
Stock options	909,438	519,257
	3,518,727	621,719

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

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the CODM, or decision-making group, in deciding how to allocate resources in assessing performance. CervoMed Inc. has one reportable segment which consists of the development of clinical and preclinical product candidates for treatments for age-related neurologic disorders and other medical indications. The Company’s CODM is the Chief Executive Officer.

The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies. To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. The CODM assesses the financial performance for the Company's segment based on net loss. The CODM also uses internal budget versus forecasted expense and cash forecast models in making certain decisions. Such models are reviewed to assess the entity-wide/single-segment operating results and performance, including how long cash-on-hand is expected to be sufficient. The measure of segment assets is reported on the consolidated balance sheet as total assets. The segment measure of loss is reported on the unaudited interim condensed consolidated statement of operations and comprehensive loss as net loss.

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

In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses" (ASU 2024-03). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the statement of operations and comprehensive loss as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

4. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable, and accrued liabilities. The Company’s cash, cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

The following table presents the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2025
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents (money market accounts)	$8,119,174	$—	$—
Marketable securities:
Commercial paper	$—	$15,313,835	$—
U.S. treasury bonds	—	5,977,760	—
U.S. government agency bonds	—	1,962,800	—
Corporate debt securities	—	1,488,405	—
Total assets measured at fair value	$8,119,174	$24,742,800	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents (money market accounts)	$7,559,336	$—	$—
Marketable securities:
Commercial paper	$—	$18,032,943	$—
U.S. treasury bonds	—	7,951,060	—
U.S. government agency bonds	—	3,938,520	—
Total assets measured at fair value	$7,559,336	$29,922,523	$—

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

The following is a summary of the Company's marketable securities which provides a reconciliation of amortized cost basis to fair value including cumulative unrealized gains and losses as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$15,311,824	$2,800	$(789)	$15,313,835
U.S. treasury bonds	5,964,637	13,123	—	5,977,760
U.S. government agency bonds	1,956,902	5,898	—	1,962,800
Corporate debt securities	1,488,214	191	—	1,488,405
Total	$24,721,577	$22,012	$(789)	$24,742,800

	December 31, 2024
	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$18,019,334	$16,393	$(2,784)	$18,032,943
U.S. treasury bonds	7,920,620	30,440	—	7,951,060
U.S. government agency bonds	3,926,372	12,148	—	3,938,520
Total	$29,866,326	$58,981	$(2,784)	$29,922,523

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2025 or the year ended December 31, 2024.

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

The Vertex Agreement granted the Company the exclusive worldwide use of VX-745 in the field of diagnosis, treatment and prevention of AD and related central nervous system disorders in humans.

As part of the Vertex Agreement, the Company is obligated to make certain payments totaling up to approximately $117.0 million upon achievement of certain regulatory and sales milestones, and royalties on net sales of products on indications covered by the Vertex Agreement. The first expected milestone events concern filing of an NDA with the FDA for marketing approval of neflamapimod, in the U.S., or a similar filing for a non-U.S. major market, as specified in the Vertex Agreement, and such royalties will be on a sliding scale of percentages of net sales in the low- to mid-teens, depending on the amount of net sales in the applicable years. The Company is also obligated to make a milestone payment to Vertex upon net sales reaching a certain specified amount in any 12-month period. The Vertex Agreement states that royalties will be reduced by 50% during any portion of the royalty term when there is no valid claim of an issued patent within specified patent rights covering the licensed product. The Company also has the right to deduct, on a country by country basis, from royalties otherwise payable to Vertex under the terms of the Vertex Agreement, 50% of all royalties, upfront fees, milestones and other payments paid by the Company or any of the Company’s affiliates or sublicensees to third parties under licenses that are necessary for the development, manufacture, sale or use of a licensed product, provided that in no event will the royalty payable to Vertex be reduced to less than 50% of the rates specified in the Vertex Agreement, subject to certain adjustments specified therein. The Company has made a total of $100,000 in payments to Vertex related to the Vertex Agreement. No payments were made during the three months ended March 31, 2025 and 2024.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

National Institute of Aging Grant

In January 2023, the Company was awarded a $21.0 million grant from the NIA to support its RewinD-LB Trial, a Phase 2b study of neflamapimod in patients with DLB and, in August 2024, the Company was awarded an additional $0.3 million under the grant. The grant monies are expected to be received over a period of three years including $6.7 million in 2023, $8.4 million in 2024 and $6.2 million in 2025.

The total grant revenue recognized from the NIA Grant was $1.9 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, aggregate total cash funding of $17.2 million has been received from the NIA Grant, resulting in approximately $4.0 million in funding remaining. The Company has recorded $1.6 million as a receivable in the unaudited interim condensed consolidated balance sheet at March 31, 2025, for allowable expenses incurred in prior to March 31, 2025, which is expected to be received subsequent to March 31, 2025. As of December 31, 2024, $2.3 million was recorded as a receivable in the consolidated balance sheet, for allowable expenses incurred in during the year ended December 31, 2024.

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

6. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2025	December 31, 2024
Clinical expenses	$830,859	$1,149,343
Insurance	267,452	443,141
Professional services	462,693	95,218
Dues and memberships	21,140	11,777
Other	121,603	205,881
Total	$1,703,747	$1,905,360

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Employee compensation costs	$385,866	$803,193
Clinical development costs	1,217,957	1,158,783
Professional fees	317,089	249,527
State franchise and excise tax	58,980	40,456
Other	102,511	115,883
Total	$2,082,403	$2,367,842

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

8. Commitments and Contingencies

Operating Leases

The Company has a short-term lease for office space in Boston, Massachusetts and previously had a short-term agreement to utilize membership-based co-working space in Charlottesville, Virginia, the latter of which was terminated during the three months ended March 31, 2024. Lease expense was approximately $8,500 and $9,492 for the three months ended March 31, 2025 and 2024, respectively.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with universities and CROs to assist in the performance of research and development activities and with CDMOs to assist with CMC-related activities. Expenditures to CROs and other CDMOs represent a significant cost in clinical development for the Company. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

Defined Contribution Retirement Plan

The Company has established its 401(k) Plan, which covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. There were total contributions under the 401(k) Plan of $0.2 million and a de minimis amount for the three months ended March 31, 2025 and 2024, respectively.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

9. Stockholders' Equity and Common Stock Warrants

April 2024 Private Placement

On April 1, 2024, pursuant to and in accordance with the terms of a securities purchase agreement with certain purchasers named therein, the Company completed the 2024 Private Placement of an aggregate of 2,083,262 common shares, 2,532,285 Series A Warrants and 449,023 Pre-Funded Warrants. The aggregate upfront gross proceeds from the 2024 Private Placement were approximately $50.0 million, before deducting approximately $3.6 million of offering fees and expenses.

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

Warrants

As of March 31, 2025, the Company had the following warrants outstanding to acquire shares of its common stock:

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

December 2024 Pre-Funded Warrant Exercise

On December 11, 2024, 449,023 Pre-Funded Warrants to purchase common stock issued in connection with the closing of the 2024 Private Placement were exercised in full by the holder thereof pursuant to the cashless exercise provision of the Pre-Funded Warrants. Upon exercise, 45 shares were withheld in lieu of a cash payment of the exercise price and the holder was issued 448,978 shares of common stock.

10. Stock-Based Compensation Stock

2015 Equity Plan

The 2015 Equity Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company’s Board. As of March 31, 2025, there were 67,316 shares available for future issuance under the 2015 Equity Plan. On January 1, 2025, the number of shares available for future issuance under the 2015 Equity Plan increased by 348,109.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

2018 Employee, Director and Consultant Equity Incentive Plan

On March 28, 2018, EIP adopted the 2018 Plan, which was assumed by the Company pursuant to and in accordance with the terms of the Merger Agreement. Under the 2018 Plan, the Company may issue incentive stock options, non-qualified stock options, stock grants, and other stock-based awards to employees, directors, and consultants, as specified in the 2018 Plan and subject to applicable SEC and Nasdaq rules and regulations. The Board has the authority to determine to whom options or stock will be granted, the number of shares, the term, and the exercise price. Options granted under the 2018 Plan have a term of up to ten years and generally vest over a four-year period with 25% of the options vesting after one-year of service and the remainder vesting monthly thereafter. As of March 31, 2025, there were no shares available for issuance.

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

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Research and development	$123,702	$63,797
General and administrative	237,465	154,418
Total stock-based compensation expense	$361,167	$218,215

The following table summarizes the activity related to all stock option grants for the three months ended March 31, 2025:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at January 1, 2025	636,802	$19.38	7.6	—
Granted	272,800	$2.30
Expired	(154)	$4,612.50
Outstanding at March 31, 2025	909,448	$13.16	8.1	—
Exercisable at March 31, 2025	383,895	$22.84	6.6	—

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The Black-Scholes option pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	5.76	5.74	-	5.76
Risk-free interest rate	4.35%	4.06	-	4.14%
Expected volatility	76.68%	79.13	-	79.31%
Dividend yield	—	—

At March 31, 2025, there was $2.0 million of unrecognized compensation expense that will be recognized over a weighted-average period of 2.2 years.

During the three months ended March 31, 2024, the Company granted 39,721 options in lieu of 2023 executive bonus compensation.

11. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require disclosure, except as set forth below.

On April 14, 2025, the Board approved the terms of a Separation Agreement with Robert J. Cobuzzi, Jr., Ph.D., the Company’s Chief Operating Officer, pursuant to which Dr. Cobuzzi’s employment with the Company will conclude effective July 1, 2025. In addition, Dr. Cobuzzi will not stand for re-election to the Board and his current term will end at the Company’s 2025 Annual Meeting of Stockholders. In connection with his departure, the Company and Dr. Cobuzzi intend to enter into a Separation Agreement.

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

Our ongoing RewinD-LB Trial is a Phase 2b study in 159 participants with DLB funded primarily by a $21.3 million grant from the NIA. Patients with AD co-pathology, as assessed by ptau181 levels at screening, were excluded from the trial. Intended to confirm the efficacy findings from the AscenD-LB Trial, we announced 16-week results from the Extension Phase of the RewinD-LB Trial in March 2025. In the first 16 weeks of the Extension, treatment with the New Capsules led to increased plasma drug concentrations and demonstrated improvement on the trial's primary outcome measure, change from baseline in CDR-SB (p<0.001 vs. Old Capsules; p=0.003 vs. placebo), and ADCS-CGIC, a secondary outcome measure in the trial (p=0.035 vs. Old Capsules; p=0.035 vs. placebo). We believe these results demonstrate proof-of-concept for neflamapimod as a potential treatment for DLB, and support our hypothesis that the failure of neflamapimod during the Initial Phase was the result of the Old Capsules delivering lower than expected drug concentrations and effectively underdosing participants. Additional data from the Extension were presented at the 19th International Conference on Alzheimer’s and Parkinson’s Disease and Related Neurologic Disorders in April 2025, including that neflamapimod demonstrated improvements on endpoints measuring cognitive fluctuations and working memory. We expect to report 32-week results from the Extension in the second half of 2025 and we intend to meet with the FDA to discuss our Phase 3 plans following the availability of those data.

In addition to neflamapimod’s potential to treat DLB, we believe the benefit of targeting neuroinflammation-induced synaptic dysfunction in the BFC system can be applied to other neurologic indications in which treatment of BFC dysfunction and degeneration would be expected to be clinically beneficial, including as treatment for certain forms of FTD — for which the FDA granted neflamapimod Orphan Drug designation in November 2024 — and promoting recovery after ischemic stroke. Based upon this potential, we initiated our Restore Trial, a Phase 2 trial evaluating neflamapimod in up to 90 participants recovering from ischemic stroke, in the second quarter of 2025, and we intend to initiate a Phase 2a trial evaluating neflamapimod in up to 20 participants with the nonfluent/agrammatic variant of PPA, a subtype of FTD, in mid-2025

Financial Summary

As of March 31, 2025, we had cash and cash equivalents and marketable securities of approximately $35.2 million. To date, we have not had any products approved for sale and have not generated any revenue from product sales and our ability to do so in the future will depend on the successful development and eventual commercialization of neflamapimod (or another product candidate that we could acquire or develop in the future). We do not expect to generate revenue from product sales until such time, if ever.

Our accumulated deficit as of March 31, 2025 was $75.6 million. We have never been profitable, and we will continue to require additional capital to develop neflamapimod and fund operations for the foreseeable future. We have historically incurred net losses in each year since inception. Our net loss was $4.9 million and $2.5 million in the three months ended March 31, 2025 and 2024, respectively. We expect our expenses will increase in connection with our ongoing activities, as we:

●	advance neflamapimod through clinical trials;
●	manufacture supplies for our nonclinical studies and clinical trials;
●	obtain, maintain, expand, and protect our intellectual property portfolio;
●	hire additional personnel to support our operations and growth; and
●	continue to operate as a public company.

Based on our current operating plan, we believe our existing cash and cash equivalents and marketable securities on hand as of March 31, 2025, along with remaining funds to be received from the NIA Grant, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to do so in the near future. In January 2023, we were awarded our $21.0 million NIA Grant and, in August 2024, we were awarded an additional $0.3 million under our NIA Grant. Funding from the NIA Grant is recognized as grant revenue as the qualifying expenses related thereto are incurred. During the three months ended March 31, 2025, $1.9 million of grant funding was recognized as revenue, of which $0.3 million had been received and the remaining $1.6 million was recorded as grant receivable. During the three months ended March 31, 2024, $2.3 million of grant funding was recognized as revenue, all of which had been received.

Research and Development Expenses

Research and development expenses account for a significant portion of our operating expenses and primarily consist of costs incurred for the discovery and development of our product candidates, including:

●	expenses incurred under agreements with CROs, preclinical testing organizations, consultants, and other third-party vendors, collaborators and service providers;

●	costs related to production of clinical materials, including fees paid to CDMOs;
●	vendor expenses related to the execution of preclinical studies and clinical trials;
●	personnel-related expenses, including salaries, benefits, and stock-based compensation for personnel engaged in research and development functions;
●	costs related to the preparation of regulatory submissions;
●	third-party license fees; and
●	expenses for rent and other supplies.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Grant revenue	$1,917,491	$2,347,250	$(429,759)	(18)%
Operating expenses:
Research and development	4,837,798	2,814,258	2,023,540	72%
General and administrative	2,382,577	2,127,930	254,647	12%
Total operating expenses	7,220,375	4,942,188	2,278,187	46%
Loss from operations	(5,302,884)	(2,594,938)	(2,707,946)	104%
Other income (expense):
Other expense	(135)	(30)	(105)	350%
Interest income	408,985	80,633	328,352	407%
Total other income (expense)	408,850	80,603	328,247	407%
Net loss	$(4,894,034)	$(2,514,335)	$(2,379,699)	95%

Grant Revenue

Grant revenue was $1.9 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively, which was a result of services performed related to the $21.3 million grant awarded to us to support the RewinD-LB Trial. The decrease is due to the completion of the Initial Phase of the trial and transitioning to the Extension Phase in December 2024.

Research and Development Expenses

Research and development expenses were $4.8 million for the three months ended March 31, 2025, compared to $2.8 million for the three months ended March 31, 2024. The increase of $2.0 million was primarily due to the increase in costs related to CMC activities, increased non-clinical studies, increased headcount costs, and outsourced CRO costs related to clinical work for neflamapimod, including start-up costs related to our planned Phase 2a clinical trials in recovery after ischemic stroke (the Restore Trial) and the nonfluent/agrammatic variant of PPA, a subtype of FTD, which we intend to initiate in the second quarter of 2025 and mid-2025, respectively.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three months ended March 31, 2025, compared to $2.1 million for the three months ended March 31, 2024. The increase of $0.3 million was primarily due to headcount costs and outsourced services.

Other Expense

There was a de minimis amount of other expense for the three months ended March 31, 2025 and 2024.

Interest income

Interest income was $0.4 million three months ended March 31, 2025 as compared to $0.1 million for the three months ended March 31, 2024. The increase was primarily due to interest earned as a result of an increased cash equivalents and marketable securities balances.

Liquidity and Capital Resources

Capital Requirements

From the date of our inception through March 31, 2025, our operations had primarily been financed through the issuance of common stock, convertible preferred stock and convertible debt financings. As of March 31, 2025, we had approximately $35.2 million of cash and cash equivalents and marketable securities. We have not generated positive cash flows from operations and as of March 31, 2025, we had an accumulated deficit of approximately $75.6 million. In January 2023, we were awarded a $21.0 million grant from the NIA to support the RewinD-LB Trial, which is expected to be received over a three-year period. In August 2024, we received an additional $0.3 million from the NIA. As of March 31, 2025, total cash funding of $17.2 million had been received from the NIA Grant and approximately $4.0 million in funding is remaining. In March 2025, the Company received access to 90% of the full amount of current year funding provided for in the NIA Grant, due to current NIA policy as a result of the U.S. government currently being funded on the basis of a continuing resolution. The timing of the Company’s receipt of the remaining 10% of current year funding is dependent upon and subject to U.S. congressional approval of a final appropriations bill.

On April 1, 2024, pursuant to and in accordance with the terms of a securities purchase agreement with certain purchasers named therein, we completed the 2024 Private Placement of an aggregate of 2,532,285 units, each comprised of (i) (A) one share of common stock or (B) one Pre-Funded Warrant and (ii) one Series A Warrant. The aggregate upfront gross proceeds from the 2024 Private Placement were approximately $50.0 million, before deducting offering fees and expenses, and additional gross proceeds of up to approximately $99.4 million may be received if the Series A Warrants are exercised in full for cash.

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

Based on our current operating plan, we believe our existing cash and cash equivalents and marketable securities on hand as of March 31, 2025, along with remaining funds to be received from the NIA Grant, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through a debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs, including our development or commercialization activities for neflamapimod. We might also be required to seek funds through arrangements with third parties that require us to relinquish certain of our rights to neflamapimod or otherwise agree to terms unfavorable to us.

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

Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(3,894,359)	$(1,423,674)
Net cash provided by investing activities	5,396,577	—
Net increase (decrease) in cash and cash equivalents	1,502,218	(1,423,674)

Operating Activities

For the three months ended March 31, 2025, cash used in operating activities was $3.9 million. The net cash outflow from operations primarily resulted from net loss of $4.9 million, accretion of discount on marketable securities of $0.3 million, which was offset by changes in operating assets and liabilities of $0.9 million and by a non-cash expense of $0.4 million for stock-based compensation.

For the three months ended March 31, 2024, cash used in operating activities was $1.4 million. The net cash outflow from operations primarily resulted from net loss of $2.5 million, which was offset by changes in operating assets and liabilities of $0.9 million and by a non-cash charge of $0.2 million for stock-based compensation.

Investing Activities

For the three months ended March 31, 2025, cash used in investing activities was $5.4 million due to the purchase of marketable securities, partially offset by the maturities of marketable securities.

We did not have any cash provided by or used in investing activities for the three months ended March 31, 2024.

Financing Activities

We did not have any cash provided by or used in financing activities for the three months ended March 31, 2025 or 2024.

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, promulgated by the SEC under the Securities Act, we are not required to provide the information required by this Item 3.

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

On August 16, 2023, we completed the Merger. For financial reporting purposes, EIP was determined to be the accounting acquirer and, accordingly, for all periods prior to the Merger, EIP’s historical financial statements and results of operations replace and are deemed to be the Company’s financial statement and results of operations for such periods. While Diffusion was previously subject to the provisions of the Sarbanes-Oxley Act of 2002, EIP, as a private, non-reporting operating company prior to the Merger, was not. Accordingly, upon consummation of the Merger, we began the process of integrating the pre-Merger business of EIP into Diffusion’s pre-established public company, internal control framework, including internal controls and information systems and we continue to implement measures designed to improve our internal control over financial reporting to remediate the material weaknesses. As of the date of this Quarterly Report, we continue to be actively engaged in these efforts through, among other things, adding additional review procedures by qualified personnel over complex accounting matters and, during the year ended December 31, 2024, we completed our remediation plan with respect to a material weakness related to the recording of significant complex transactions previously identified in connection with the audit of the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022. We currently expect to complete the remediation plan with respect to the material weakness related to the absence of effective controls regarding the accurate identification, evaluation and proper recording of various expense accounts during the year ending December 31, 2025. However, the Company cannot predict the success of such efforts or the outcome of its assessment of the remediation efforts and the Company’s efforts may not remediate this material weakness in its internal control over financial reporting, or additional material weaknesses may be identified in the future.

Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

Change in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Description	Method of Filing
10.1#	Amended & Restated Employment Agreement by and between the Company and Kelly Blackburn, M.H.A., effective as of April 16, 2025	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2025.
10.2#	Employment Agreement by and between the Company and Mark De Rosch, Ph.D., FRAPS, effective as of May 1, 2025	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2025.
10.3#	Form of Separation Agreement by and between the Company and Robert J. Cobuzzi, Jr., Ph.D.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 18, 2025.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
101.INS*	Inline XBRL Instance Document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith.

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

CervoMed Inc.

Date: May 12, 2025	By:	/s/ John Alam
John Alam
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William Elder
William Elder
Chief Financial Officer & General Counsel
(Principal Financial Officer)