Form 10-Q
period 2025-06-30
CervoMed Inc.
filed 2025-08-08
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of common stock outstanding at August 6, 2025 was 9,252,719 shares.

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

We have also used several other defined terms in this Quarterly Report on Form 10-Q (the "Quarterly Report"), many of which are explained or defined below:

Term	Definition
2015 Equity Plan	CervoMed Inc. 2015 Equity Incentive Plan, as amended
2018 Plan	CervoMed Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, as amended
2025 Equity Plan	CervoMed Inc. 2025 Equity Incentive Plan
2024 Private Placement

our private placement of an aggregate of 2,532,285 units, each consisting of (i) (A) one share of common stock or (B) one Pre-Funded Warrant in lieu thereof and (ii) one Series A Warrant, for aggregate gross proceeds of up to approximately $149.4 million, completed on April 1, 2024

401(k) Plan	CervoMed Inc. 401(k) Defined Contribution Plan
AD	Alzheimer’s Disease
Annual Report	our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025
ADCS-CGIC	the Alzheimer's Disease Cooperative Study — Clinical Global Impression of Change
ASC	Accounting Standard Codification of the FASB
ASU 2023-09	ASU No. 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures”
AscenD-LB Trial	our Phase 2a clinical trial evaluating neflamapimod for the treatment of patients with DLB, completed in the second half of 2021
ASU	Accounting Standards Update
BFC	basal forebrain cholinergic
Board	the board of directors of the Company
CDMO	contract development and manufacturing organization
CDR-SB	Clinical Dementia Rating Sum of Boxes test

CMC	chemistry, manufacturing and controls
CODM	chief operating decision maker
common stock	the Company’s common stock, par value $0.001 per share
CRO	contract research organization
DLB	dementia with Lewy bodies
DLB without AD co-pathology	DLB without concomitant AD-related pathology. May also be referred to as "pure" DLB.
EIP Common Stock	the common stock, par value $0.001, of EIP issued and outstanding prior to the Merger
Exchange Act	Securities Exchange Act of 1934, as amended
Extension or Extension Phase	with respect to the RewinD-LB Trial, the 32-week extension phase of the trial from which 16-week results were reported in March 2025
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Former COO	the Company’s former Chief Operating Officer
FTD	frontotemporal dementia
GFAP	glial fibrillary acidic protein
Initial Phase	with respect to the RewinD-LB Trial, the initial 16-week double-blind, placebo controlled phase of the trial from which topline results were reported in December 2024
IT	information technology
Nasdaq	the Nasdaq Stock Market, LLC
New Capsules	the batch of neflamapimod drug product capsules manufactured in March 2023 and administered for the majority of the RewinD-LB Trial Extension phase
NIA	the National Institute on Aging of the National Institutes of Health
NIA Grant	the $21.3 million grant awarded to us by the NIA to support the RewinD-LB Trial, $21.0 million of which was awarded in January 2023 and an additional $0.3 million of which was awarded in August 2024
NIH	National Institutes of Health
Old Capsules	the batch of neflamapimod drug product capsules manufactured in October 2020 and administered for the Initial Phase of the RewinD-LB Trial and a portion of the Extension
p38α	p38 mitogen-activated protein kinase alpha
Pre-Funded Warrants	the pre-funded warrants each to purchase one share of common stock at a purchase price of $0.001 per share issued in connection with the 2024 Private Placement
PPA	primary progressive aphasia
ptau181	plasma phosphorylated tau at position 181
Regulation S-K	Regulation S-K promulgated under the Securities Act
Restore Trial	our ongoing Phase 2a clinical trial evaluating neflamapimod for the treatment of patients recovering from ischemic stroke, which we expect to initiate in the second quarter of 2025
RewinD-LB Trial	our ongoing Phase 2b clinical trial evaluating neflamapimod for the treatment of patients with DLB, initiated in the second quarter of 2023
ROU	right-of-use
Sales Agreement	Sales Agreement, dated May 12, 2025, by and between the Company and Leerink Partners LLC
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation Agreement	the Separation Agreement, effective July 1, 2025, by and between the Company and the Former COO
Series A Warrants	the warrants to purchase an aggregate of 2,532,285 shares of common stock at a purchase price of $39.24 per share issued in connection with the 2024 Private Placement
U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
Vertex	Vertex Pharmaceuticals Incorporated
Vertex Agreement	the Option and License Agreement, dated as of August 27, 2012, by and between EIP Pharma LLC and Vertex, as amended

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

v

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CervoMed Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$8,320,713	$8,999,496
Marketable securities	25,210,453	29,922,523
Prepaid expenses and other current assets	1,964,327	1,905,360
Deferred offering costs	224,931	—
Grant receivable	2,360,975	2,254,231
Total current assets	38,081,399	43,081,610
Total assets	$38,081,399	$43,081,610
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,845,609	$1,511,440
Accrued expenses and other current liabilities	2,796,011	2,367,842
Total liabilities	4,641,620	3,879,282
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Series A preferred stock $0.001 par value: 30,000,000 authorized at June 30, 2025 and December 31, 2024, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 1,000,000,000 shares authorized at June 30, 2025 and December 31, 2024: 9,252,719 and 8,702,719 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9,252	8,702
Additional paid-in capital	115,315,232	109,868,913
Accumulated other comprehensive (loss) income	(783)	56,197
Accumulated deficit	(81,883,922)	(70,731,484)
Total stockholders' equity	33,439,779	39,202,328
Total liabilities and stockholders' equity	$38,081,399	$43,081,610

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Grant revenue	$1,757,724	$3,288,971	$3,675,215	$5,636,221
Operating expenses:
Research and development	5,108,625	3,772,391	9,946,423	6,586,649
General and administrative	3,265,374	2,511,679	5,647,951	4,639,609
Total operating expenses	8,373,999	6,284,070	15,594,374	11,226,258
Loss from operations	(6,616,275)	(2,995,099)	(11,919,159)	(5,590,037)
Other income (expense):
Other expense	(10,256)	(247)	(10,391)	(277)
Interest income	368,127	678,441	777,112	759,074
Total other income, net	357,871	678,194	766,721	758,797
Net loss	$(6,258,404)	$(2,316,905)	$(11,152,438)	$(4,831,240)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.70)	$(0.27)	$(1.26)	$(0.65)
Weighted average shares outstanding, basic and diluted	8,950,521	8,702,764	8,827,305	7,436,633
Net loss:
Net unrealized loss on marketable securities	(22,006)	(19,702)	(56,980)	(19,702)
Total comprehensive loss	$(6,280,410)	$(2,336,607)	$(11,209,418)	$(4,850,942)

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Month Period Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at March 31, 2025	8,702,719	$8,702	$110,230,080	$21,223	$(75,625,518)	$34,634,487
Unrealized loss on marketable securities	—	—	—	(22,006)	—	(22,006)
Stock-based compensation expense	—	—	497,015	—	—	497,015
Sale of common stock, net of issuance costs	550,000	550	4,588,137	—	—	4,588,687
Net loss	—	—	—	—	(6,258,404)	(6,258,404)
Balance at June 30, 2025	9,252,719	$9,252	$115,315,232	$(783)	$(81,883,992)	$33,439,779

	Six Month Period Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at December 31, 2024	8,702,719	$8,702	$109,868,913	$56,197	$(70,731,484)	$39,202,328
Unrealized loss on marketable securities	—	—	—	(56,980)	—	(56,980)
Stock-based compensation expense	—	—	858,182	—	—	858,182
Sale of common stock, net of issuance costs	550,000	550	4,588,137	—	—	4,588,687
Net loss	—	—	—	—	(11,152,438)	(11,152,438)
Balance at June 30, 2025	9,252,719	$9,252	$115,315,232	$(783)	$(81,883,992)	$33,439,779

	Three Month Period Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	loss	Deficit	Equity
Balance at March 31, 2024	6,170,479	$6,170	$62,285,332	$—	$(56,955,124)	$5,336,378
Issuance of common stock, pre-funded warrants and common stock warrants, net of offering costs	2,083,262	2,083	46,396,478	—	—	46,398,561
Stock-based compensation expense	—	—	578,581	—	—	578,581
Unrealized loss on marketable securities	—	—	—	(19,702)	—	(19,702)
Net loss	—	—	—	—	(2,316,905)	(2,316,905)
Balance at June 30, 2024	8,253,741	$8,253	$109,260,391	$(19,702)	$(59,272,029)	$49,976,913

	Six Month Period Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2023	5,674,520	$5,674	$61,811,889	$—	$(54,440,789)	$7,376,774
Issuance of common stock, pre-funded warrants and common stock warrants, net of offering costs	2,083,262	2,083	46,396,478	—	—	46,398,561
Stock options granted in lieu of compensation	—	—	255,724	—	—	255,724
Cashless exercise of pre-funded warrants	495,959	496	(496)	—	—	—
Stock-based compensation expense	—	—	796,796	—	—	796,796
Unrealized loss on marketable securities	—	—	—	(19,702)	—	(19,702)
Net loss	—	—	—	—	(4,831,240)	(4,831,240)
Balance at June 30, 2024	8,253,741	$8,253	$109,260,391	$(19,702)	$(59,272,029)	$49,976,913

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,152,438)	$(4,831,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(486,494)	(338,208)
Stock-based compensation expense	858,182	796,796
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(58,967)	(1,028,399)
Deferred offering costs	(163,354)	—
Accounts payable	272,592	63,383
Accrued expenses and other current liabilities	428,169	(604,556)
Grant receivable	(106,744)	915,404
Deferred grant revenue	—	1,401,501
Net cash used in operating activities	(10,409,054)	(3,625,319)

Cash flows from investing activities:
Purchase of marketable securities	(16,858,416)	(40,570,256)
Maturities of marketable securities	22,000,000	—
Net cash provided by (used in) investing activities	5,141,584	(40,570,256)

Cash flows from financing activities:
Proceeds from the sale of common stock, prefunded warrants and common stock warrants, net of offering costs	—	46,411,946
Sale of common stock under Open Market Sales Agreement, net of issuance costs	4,588,687	—
Net cash provided by financing activities	4,588,687	46,411,946

Net (decrease) increase in cash and cash equivalents	(678,783)	2,216,371
Cash and cash equivalents at beginning of period	8,999,496	7,792,846
Cash and cash equivalents at end of period	$8,320,713	$10,009,217

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$(56,980)	$19,702
Stock options granted in lieu of cash bonus	$—	$255,724
Deferred offering costs in accounts payable	$61,577	$13,385
Cashless exercise of prefunded warrants	$—	$496

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

1. The Company and Description of Business

The Company is a corporation organized under the laws of the state of Delaware and headquartered in Boston, Massachusetts. The Company is a clinical-stage biotechnology company focused on developing treatments for age-related neurologic disorders. The Company is currently focused on the development of its lead drug candidate, neflamapimod, an investigational, orally administered, small molecule brain penetrant that inhibits p38α in the neurons of people with neurodegenerative diseases. The Company believes neflamapimod has the potential to treat synaptic dysfunction, the reversible aspect of the underlying disease processes in DLB and certain other major neurological disorders. The Company recently completed its RewinD-LB Trial, a Phase 2b study of neflamapimod in patients with DLB funded primarily by a $21.3 million grant from the NIA.

2. Liquidity and Capital Resources

The Company has generated negative cash flows from operations and, as of June 30, 2025, had an accumulated deficit of $81.9 million. Based on its current operating plan, the Company believes its existing cash and cash equivalents and marketable securities on hand of $33.5 million as of June 30, 2025, along with remaining funds to be received from the NIA Grant, will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance of these unaudited condensed consolidated interim financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it currently expects. The Company will continue to require additional financing to advance its current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. The Company intends to continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. If the Company does raise additional capital through public or private equity offerings, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the Company's stockholders’ rights. If the Company raises additional capital through a debt financing, it may be subject to covenants limiting or restricting the Company's ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on the Company's financial condition and on its ability to pursue its business plans and strategies. If the Company is unable to raise sufficient capital when needed, it may need to delay, reduce or terminate planned activities to reduce costs, including development or commercialization activities for neflamapimod. The Company might also be required to seek funds through arrangements with third parties that require it to relinquish certain of its rights to neflamapimod or otherwise agree to terms unfavorable to the Company.

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

Use of estimates

The preparation of unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, grant revenue, expenses, and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to money market accounts, clinical trial accruals, stock-based compensation expense, grant revenue, and expenses during the reporting period. The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ significantly from those estimates or assumptions.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value. There are de minimis unrealized losses on the money market funds for the period ended June 30, 2025.

Marketable Securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper and U.S. government debt securities with original maturities of greater than 90 days from date of purchase. These securities are carried at fair value, with unrealized gains and losses reported on the condensed consolidated statement of operations and comprehensive loss and accumulated other comprehensive (loss) income within stockholders’ equity until realized. Purchase discounts are accreted using the effective interest method over the term of the related security and such accretion is included in interest income on the accompanying condensed consolidated statements of operations and comprehensive loss.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The Company evaluates its investments in marketable securities for impairment at each reporting period when the fair value is below amortized cost. If the Company intends to sell the security, or it is more likely than not the Company will be required to sell the security before recovery of amortized cost, the entire impairment is included in earnings. The Company did not record any impairment on marketable securities during the three and six months ended June 30, 2025 and 2024. There was no allowance for credit losses as of June 30, 2025 or December 31, 2024.

Equity issuance costs

The Company capitalizes costs directly associated with equity financings as deferred offering costs on its consolidated balance sheet. These costs remain capitalized until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. With respect to financings conducted on an ongoing basis, such as at-the-market offerings, costs are recognized ratably as funds are received in proportion to the aggregate offering amount. If a financing is abandoned, any remaining deferred offering costs are expensed.

As of June 30, 2025, there were $0.2 million of deferred offering costs related to the Sales Agreement. There were no deferred offering costs as of December 31, 2024, as the Sales Agreement was entered into in May 2025.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The Company has elected to combine lease and non-lease components as a single component. Operating leases are recognized on the unaudited interim condensed consolidated balance sheet as ROU assets, lease liabilities, current and lease liabilities, non-current. Fixed rent payments are included in the calculation of the lease balances, while variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

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

If the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. To date, the Company has not experienced significant changes in its estimates of preclinical studies and clinical trial costs.

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

The Company recognizes funding received from the NIA Grant as grant revenue, rather than as a reduction of research and development expenses, because the Company is the principal in conducting the research and development activities and these contracts are central to its ongoing operations. Revenue is recognized as the qualifying expenses related to the contracts are incurred. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the Company’s unaudited interim condensed consolidated balance sheets as grant receivable. Amounts received in advance of services rendered are recorded as deferred grant revenue on the Company's unaudited interim condensed consolidated balance sheets. The related costs incurred by the Company are included in research and development expense in the Company’s unaudited interim condensed consolidated statements of operations and comprehensive loss.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	June 30,
	2025	2024
Common stock warrants	2,601,671	2,633,868
Stock options	995,374	533,304
	3,597,045	3,167,172

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

Recently Issued But Not Yet Adopted Accounting Pronouncements and Legislation

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

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The Company is currently evaluating the future impact of these tax law changes on its consolidated financial statements and disclosures.

4. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts payable, and accrued liabilities. The Company’s cash, cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The following table presents the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2025
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents (money market accounts)	$6,859,363	$—	$—
Marketable securities:
Commercial paper	—	17,741,598	—
U.S. treasury bonds	—	3,995,520	—
U.S. government agency bonds	—	1,981,780	—
Corporate debt securities	—	1,491,555	—
Total assets measured at fair value	$6,859,363	$25,210,453	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents (money market accounts)	$7,559,336	$—	$—
Marketable securities:
Commercial paper	—	18,032,943	—
U.S. treasury bonds	—	7,951,060	—
U.S. government agency bonds	—	3,938,520	—
Total assets measured at fair value	$7,559,336	$29,922,523	$—

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

The following is a summary of the Company's marketable securities which provides a reconciliation of amortized cost basis to fair value including cumulative unrealized gains and losses as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$17,745,445	$—	$(3,847)	$17,741,598
U.S. treasury bonds	3,993,661	1,859	—	3,995,520
U.S. government agency bonds	1,979,313	2,467	—	1,981,780
Corporate debt securities	1,492,817	—	(1,262)	1,491,555
Total	$25,211,236	$4,326	$(5,109)	$25,210,453

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

	December 31, 2024
	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$18,019,334	$16,393	$(2,784)	$18,032,943
U.S. treasury bonds	7,920,620	30,440	—	7,951,060
U.S. government agency bonds	3,926,372	12,148	—	3,938,520
Total	$29,866,326	$58,981	$(2,784)	$29,922,523

There were no transfers among Level 1, Level 2 or Level 3 categories in the three and six months ended June 30, 2025 or the year ended December 31, 2024.

5. Significant Agreements and Contracts

Vertex Option and License Agreement

In August 2012, the Company entered the Vertex Agreement to acquire an exclusive license to develop and commercialize a drug candidate, “VX-745,” from Vertex. In August 2014, the Company exercised its option to acquire the license and paid an option fee of $100,000, which was expensed as incurred as a component of research and development expense.

The Vertex Agreement granted the Company the exclusive worldwide use of VX-745 in the field of diagnosis, treatment and prevention of AD and related central nervous system disorders in humans.

As part of the Vertex Agreement, the Company is obligated to make certain payments totaling up to approximately $117.0 million upon achievement of certain regulatory and sales milestones, and royalties on net sales of products on indications covered by the Vertex Agreement. The first expected milestone events concern filing of an NDA with the FDA for marketing approval of neflamapimod in the U.S., or a similar filing for a non-U.S. major market, as specified in the Vertex Agreement, and such royalties will be on a sliding scale of percentages of net sales in the low- to mid-teens, depending on the amount of net sales in the applicable years. The Company is also obligated to make a milestone payment to Vertex upon net sales reaching a certain specified amount in any 12-month period. The Vertex Agreement states that royalties will be reduced by 50% during any portion of the royalty term when there is no valid claim of an issued patent within specified patent rights covering the licensed product. The Company also has the right to deduct, on a country by country basis, from royalties otherwise payable to Vertex under the terms of the Vertex Agreement, 50% of all royalties, upfront fees, milestones and other payments paid by the Company or any of the Company’s affiliates or sublicensees to third parties under licenses that are necessary for the development, manufacture, sale or use of a licensed product, provided that in no event will the royalty payable to Vertex be reduced to less than 50% of the rates specified in the Vertex Agreement, subject to certain adjustments specified therein. The Company has made a total of $100,000 in payments to Vertex related to the Vertex Agreement. No payments were made during the three and six months ended June 30, 2025 and 2024.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The total revenue recognized from the NIA Grant was $3.7 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively. The total revenue recognized from the NIA Grant was $1.8 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, aggregate total cash funding of $18.2 million has been received from the NIA Grant, resulting in approximately $2.9 million in funding remaining. The Company has recorded $2.4 million as a receivable in the unaudited interim condensed consolidated balance sheet at June 30, 2025, for allowable expenses incurred in prior to June 30, 2025, which is expected to be received subsequent to June 30, 2025. As of December 31, 2024, $2.3 million was recorded as a receivable in the consolidated balance sheet, for allowable expenses incurred during the year ended December 31, 2024.

The Company received access to the current year 3 funding in the amount of $5.6 million in March 2025. In June 2025, the Company received access to an additional $0.5 million. The total $6.1 million access received in 2025 was 98% of the full year 3 amount provided for in the NIA Grant due to current NIA policy as a result of the U.S. government currently being funded on the basis of a continuing resolution. The timing of the Company’s receipt of the remaining 2% of the grant of current year funding is dependent upon and subject to U.S. congressional approval of a final appropriations bill. Funding of the remaining proceeds under the Company's NIA Grant is also subject to uncertainty as a result of ongoing administrative changes and political uncertainty at the NIH.

6. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2025	December 31, 2024
Clinical expenses	$1,602,810	$1,149,343
Insurance	96,769	443,141
Professional services	142,365	95,218
Dues and memberships	80,642	11,777
Other	41,741	205,881
Total	$1,964,327	$1,905,360

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Employee compensation costs (a)	$1,301,907	$803,193
Clinical development costs	1,055,360	1,158,783
Professional fees	334,604	249,527
State franchise and excise tax	20,456	40,456
Other	83,684	115,883
Total	$2,796,011	$2,367,842

(a) On April 14, 2025, the Board approved the terms of the Separation Agreement with the Company’s Former COO, pursuant to which the Former COO's employment with the Company concluded effective July 1, 2025. Pursuant to the Separation Agreement, the former COO received (in each case, subject to lawful deductions): (i) a lump-sum payment equal to twelve months gross base salary, (ii) a lump-sum payment equal to his pro-rated target annual bonus for the year ending December 31, 2025, and (iii) a lump-sum payment equal to the aggregate premium for 12 months of COBRA continuation coverage for the Former COO and his eligible dependents. Additionally, all Company stock options previously granted to the Former COO will remain exercisable and continue to vest in accordance with their respective vesting schedules through September 30, 2026. In connection with the departure of the Former COO, during the three and six months ended June 30, 2025, the Company recognized $0.6 million in severance related charges. For more information on the stock-based compensation expense associated with the modification of the Former COO's stock options, see Note 10 — Stock-Based Compensation Expense.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

8. Commitments and Contingencies

Operating Leases

The Company has a short-term lease for office space in Boston, Massachusetts and previously had a short-term agreement to utilize membership-based co-working space in Charlottesville, Virginia, the latter of which was terminated during the three months ended March 31, 2024. Lease expense was approximately $19,660 and $17,892 for the six months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, lease expense was approximately $11,160 and $8,400, respectively.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with universities and CROs to assist in the performance of research and development activities and with CDMOs to assist with CMC related activities. Expenditures to CROs and other CDMOs represent a significant cost in clinical development for the Company. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

Defined Contribution Retirement Plan

The Company has established its 401(k) Plan, which covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. There were total contributions under the 401(k) Plan of $0.3 million and a de minimis amount for the six months ended June 30, 2025 and 2024, respectively. There were total contributions under the 401(k) Plan of $0.1 million and a de minimis amount for the three months ended June 30, 2025 and 2024, respectively.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The Company is defending itself vigorously against the claims alleged in this matter. However, at this stage, the Company is unable to predict the outcome and possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on the Company’s financial position. Depending on the outcome or resolution of this matter, it could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Warrants

As of June 30, 2025, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Range of exercise price per share			Expiration dates
Historical Diffusion common stock warrants	25,768	$44.55	-	$96.12	November 2025 through February 2026
Historical EIP common stock warrants	43,618		$19.81		April 2028
Series A common stock warrants	2,532,285		$39.24		April 2027
	2,601,671

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

May 2025 At-The-Market Offering

On May 12, 2025, the Company entered into the Sales Agreement with Leerink Partners, LLC, as sales agent, pursuant to which the Company may offer and sell shares of common stock from time-to-time with an aggregate offering price of up to $50.0 million under an “at-the-market" offering program. During the three and six months ended June 30, 2025, the Company sold 550,000 shares of common stock to an institutional investor in a block sale for proceeds of $4.7 million, net of $0.1 million of issuance costs.

10. Stock-Based Compensation Expense

2015 Equity Plan

The 2015 Equity Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company’s Board. On January 1, 2025, the number of shares available for future issuance under the 2015 Equity Plan increased by 348,109. As of June 30, 2025, the term of the 2015 Equity Plan had expired and no additional shares will be issued thereunder.

2018 Employee, Director and Consultant Equity Incentive Plan

On March 28, 2018, EIP adopted the 2018 Plan, which was assumed by the Company pursuant to and in accordance with the terms of the Merger Agreement. Under the 2018 Plan, the Company may issue incentive stock options, non-qualified stock options, stock grants, and other stock-based awards to employees, directors, and consultants, as specified in the 2018 Plan and subject to applicable SEC and Nasdaq rules and regulations. The Board has the authority to determine to whom options or stock will be granted, the number of shares, the term, and the exercise price. Options granted under the 2018 Plan have a term of up to ten years and generally vest over a four-year period with 25% of the options vesting after one-year of service and the remainder vesting monthly thereafter. As of June 30, 2025, there were no shares available for issuance.

Inducement Grants

During the year ended December 31, 2024, the Company granted stock options to purchase an aggregate of 71,712 shares of common stock as material inducements to the employment of five new employees, in each case, in accordance with Nasdaq Listing Rule 5635(c)(4). Each such inducement option has a term of ten years and vests over a 36-month period commencing on the last day of the month in which the grant date occurred (subject to the employee's continued employment with the Company).

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

In June 2025, the Company granted a stock option to purchase an aggregate of 54,000 shares of common stock as material inducements to the employment of a new employee in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement option has a term of ten years and vests over a 36-month period commencing on the last day of the month in which the grant date occurred (subject to the employee's continued employment with the Company).

2025 Equity Plan

On April 14, 2025, the Board approved the 2025 Equity Plan, and the 2025 Equity Plan was subsequently approved by the Company's stockholders at its 2025 Annual Meeting of Stockholders on June 23, 2025. As of June 30, 2025, there were 751,400 shares available for future issuance under the 2025 Equity Plan.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$121,159	$40,337	$244,861	$104,134
General and administrative	375,856	538,244	613,321	692,662
Total stock-based compensation expense	$497,015	$578,581	$858,182	$796,796

The following table summarizes the activity related to all stock option grants for the six months ended June 30, 2025:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at January 1, 2025	636,802	$19.38	7.6
Granted	375,400	3.63
Expired	(16,828)	60.14
Outstanding at June 30, 2025	995,374	$12.75	7.7	—
Exercisable at June 30, 2025	449,540	$20.65	6.6	—

The Black-Scholes option pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2025			2024
Expected term (in years)	5.24	-	5.76	5.25	-	5.76
Risk-free interest rate	3.93	-	4.35%	4.06	-	4.46%
Expected volatility	71.55	-	76.68%	76.87	-	80.03%
Dividend yield		—			—

At June 30, 2025, there was $2.1 million of unrecognized compensation expense that will be recognized over a weighted-average period of 2.1 years.

During the six months ended June 30, 2024, the Company granted 39,721 options in lieu of 2023 executive bonus compensation. No similar event occurred during the three or six months ended June 30, 2025.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Effective May 31, 2024, the Company separated from its former Chief Financial Officer. Based on the terms of his separation agreement, unvested shares under previously granted option awards will to continue to vest on the schedule provided for in the applicable option award agreement through September 30, 2025. The Company accounted for the change in vesting terms as an improbable-to-probable modification of his stock options and recognized $0.3 million of expense in relation to this modification during the three and six months ended June 30, 2024. In addition, the exercise period for any shares under previously granted option awards vested as of May 31, 2024 was extended to September 30, 2025. The Company accounted for the change in exercise terms as a probable-to-probable modification of his stock options and recognized $12,000 of expense in relation to this modification during the three and six months ended June 30, 2024.

On April 14, 2025, the Board approved the Separation Agreement with the Former COO, pursuant to which the Former COO’s employment with the Company concluded effective July 1, 2025. Based on the terms of the Separation Agreement, unvested shares under previously granted option awards will to continue to vest on the schedule provided for in the applicable option award agreement through September 30, 2026. The Company accounted for the change in vesting terms of his unvested stock options as an improbable-to-probable modification of his stock options and recognized $0.1 million of expense in relation to this modification during the three and six months ended June 30, 2025. In addition, the exercise period for any shares under previously granted option awards vested as of April 14, 2025 was extended to September 30, 2026. The Company accounted for the change in exercise terms as probable-to-probable modification of his stock options and recognized $0.1 million of expense in relation to this modification during the three and six months ended June 30, 2025.

11. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report and determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed consolidated interim financial statements.

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

Overview

We are a clinical-stage biotechnology company focused on developing treatments for age-related neurologic disorders. We are currently focused on the development of our lead drug candidate, neflamapimod, an investigational, orally administered, small molecule brain penetrant that inhibits p38α in the neurons of people with neurodegenerative diseases. We believe neflamapimod has the potential to treat synaptic dysfunction, the reversible aspect of the underlying disease processes in DLB and certain other major neurological disorders. We recently completed our RewinD-LB Trial, a Phase 2b study of neflamapimod in patients with DLB funded primarily by a $21.3 million grant from the NIA.

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

Our recently completed RewinD-LB Trial is a Phase 2b study in 159 participants with DLB funded primarily by a $21.3 million grant from the NIA. Patients with AD co-pathology, as assessed by ptau181 levels at screening, were excluded from the trial. Intended to confirm the efficacy findings from the AscenD-LB Trial, we announced 16-week results from the Extension Phase of the RewinD-LB Trial in March 2025. In the first 16 weeks of the Extension, treatment with the New Capsules led to increased plasma drug concentrations and demonstrated improvement on the trial's primary outcome measure, change from baseline in CDR-SB (p<0.001 vs. Old Capsules; p=0.003 vs. placebo), and ADCS-CGIC, a secondary outcome measure in the trial (p=0.035 vs. Old Capsules; p=0.035 vs. placebo). We believe these results demonstrate proof-of-concept for neflamapimod as a potential treatment for DLB, and support our hypothesis that the failure of neflamapimod during the Initial Phase was the result of the Old Capsules delivering lower than expected plasma drug concentrations and effectively underdosing participants. Additional data from the Extension were presented at the 19th International Conference on Alzheimer’s and Parkinson’s Disease and Related Neurologic Disorders in April 2025, including that neflamapimod demonstrated improvements on endpoints measuring cognitive fluctuations and working memory.

In July 2025, we reported 32-week data from the Extension showing a 54% risk reduction in clinically significant worsening (≥ 1.5 point increase in CDR-SB) compared to control at Week 32 of New Capsule neflamapimod treatment (p=0.0037). This risk reduction improved to 64% (p=0.0001) among patients who have minimal evidence of AD co-pathology (ptau181 < 2.2 pg/mL at screening). In addition, we also reported a statistically significant reduction (p<0.0001) from baseline (i.e., start of extension) in plasma levels of the neurodegenerative disease activity marker GFAP in patients who received New Capsules for all 32 weeks, with a mean change of -18.4±4.0 pg/mL in all participants (N=107) and -21.2±4.4 pg/mL in participants with screening plasma ptau181 below 2.2 pg/mL (N=91). GFAP is an established plasma marker of neurodegeneration in patients with DLB. With these data in hand, which show a durable, meaningful slowing of clinical progression over 32 weeks of treatment with neflamapimod at the dose level evaluated, we plan to meet with the FDA in the fourth quarter of 2025 to align on the design of a Phase 3 clinical trial in DLB.

Additionally, our investigations into the cause of the failure of the Old Capsules to achieve expected plasma drug concentrations identified a mixture of polymorphic forms of neflamapimod’s active drug ingredient contained in the current drug product, with a time dependent change in relative amounts of the individual forms. As the individual polymorphic forms have different physical chemistry properties, including solubility, and the Old Capsules were more than three years out from their manufacture date at the time of administration during the RewinD-LB Trial, we believe this time-dependent change (i,e., aging) accounts for the reduced performance of the Old Capsules. To mitigate the potential for this reduction in performance over time, we have now identified the most stable polymorphic form, as well as a means to manufacture drug product that contains this form, and currently plan to utilize drug product that only or predominantly includes this stable polymorphic form in our planned Phase 3 clinical trial in DLB.

In addition to neflamapimod’s potential to treat DLB, we believe the benefit of targeting neuroinflammation-induced synaptic dysfunction in the BFC system can be applied to other neurologic indications in which treatment of BFC dysfunction and degeneration would be expected to be clinically beneficial, including as treatment for certain forms of FTD — for which the FDA granted neflamapimod Orphan Drug designation in November 2024 — and promoting recovery after ischemic stroke. Based upon this potential, we commenced enrollment of patients into our Restore Trial, a Phase 2 trial evaluating neflamapimod in up to 90 participants recovering from ischemic stroke, in the second quarter of 2025, and initiated a Phase 2a trial evaluating neflamapimod in up to 20 participants with the nonfluent/agrammatic variant of PPA, a subtype of FTD, in July 2025.

Financial Summary

As of June 30, 2025, we had cash and cash equivalents and marketable securities of approximately $33.5 million. To date, we have not had any products approved for sale and have not generated any revenue from product sales, and our ability to do so in the future will depend on the successful development and eventual commercialization of neflamapimod (or another product candidate that we could acquire or develop in the future). We do not expect to generate revenue from product sales until such time, if ever.

Our accumulated deficit as of June 30, 2025 was $81.9 million. We have never been profitable, and we will continue to require additional capital to develop neflamapimod and fund operations for the foreseeable future. We have historically incurred net losses in each year since inception. Our net loss was $11.2 million and $4.8 million in the six months ended June 30, 2025 and 2024, respectively. Our net loss was $6.3 million and $2.3 million in the three months ended June 30, 2025 and 2024, respectively. We expect our expenses will increase in connection with our ongoing activities, as we:

●	advance neflamapimod through clinical trials, including a potential Phase 3 trial in DLB;
●	manufacture supplies for our nonclinical studies and clinical trials;
●	obtain, maintain, expand, and protect our intellectual property portfolio;
●	hire additional personnel to support our operations and growth; and
●	continue to operate as a public company.

Based on our current operating plan, we believe our existing cash and cash equivalents and marketable securities on hand as of June 30, 2025, along with the remaining funds to be received from the NIA Grant, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to do so in the near future. In January 2023, we were awarded our $21.0 million NIA Grant and, in August 2024, we were awarded an additional $0.3 million under our NIA Grant. Funding from the NIA Grant is recognized as grant revenue as the qualifying expenses related thereto are incurred. For the six months ended June 30, 2025 and 2024, $3.7 million and $5.6 million of grant funding was recognized, respectively. For the three months ended June 30, 2025 and 2024, $1.8 million and $3.3 million of grant funding was recognized, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Grant revenue	$1,757,724	$3,288,971	$(1,531,247)	(47)%
Operating expenses:
Research and development	5,108,625	3,772,391	1,336,234	35%
General and administrative	3,265,374	2,511,679	753,695	30%
Total operating expenses	8,373,999	6,284,070	2,089,929	33%
Loss from operations	(6,616,275)	(2,995,099)	(3,621,176)	121%
Other income (expense):
Other expense	(10,256)	(247)	(10,009)	(a)
Interest income	368,127	678,441	(310,314)	(46)%
Total other income, net	357,871	678,194	(320,323)	(47)%
Net loss	$(6,258,404)	$(2,316,905)	$(4,010,142)	170%

*(a) Not meaningful

Grant Revenue

Grant revenue was $1.8 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively. The decrease is due to the completion of the Initial Phase of the RewinD-LB Trial and transitioning to the Extension Phase in December 2024.

Research and Development Expenses

Research and development expenses were $5.1 million for the three months ended June 30, 2025, compared to $3.8 million for the three months ended June 30, 2024. The increase of $1.3 million was primarily due to an increase in costs related to CMC activities, increased non-clinical studies, increased headcount costs, and outsourced CRO costs related to clinical work for neflamapimod, including costs related to our Restore Trial and Phase 2a clinical trial in patients with the nonfluent/agrammatic variant of PPA, which were initiated in the second quarter of 2025.

General and Administrative Expenses

General and administrative expenses were $3.3 million for the three months ended June 30, 2025, compared to $2.5 million for the three months ended June 30, 2024. The increase of $0.8 million was primarily due to headcount costs and outsourced services.

Other Income (Expense)

There was a de minimis amount of other expenses for the three months ended June 30, 2025 and 2024.

Interest income

Interest income was $0.4 million for the three months ended June 30, 2025, compared to $0.7 million three months ended June 30, 2024. The decrease was primarily due to change in returns on investments.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Grant revenue	$3,675,215	$5,636,221	$(1,961,006)	(35)%
Operating expenses:
Research and development	9,946,423	6,586,649	3,359,774	51%
General and administrative	5,647,951	4,639,609	1,008,342	22%
Total operating expenses	15,594,374	11,226,258	4,368,116	39%
Loss from operations	(11,919,159)	(5,590,037)	(6,329,122)	113%
Other income (expense):
Other expense	(10,391)	(277)	(10,114)	(a)
Interest income	777,112	759,074	18,038	2%
Total other income, net	766,721	758,797	7,924	1%
Net loss	$(11,152,438)	$(4,831,240)	$(6,321,198)	131%

*(a) Not meaningful

Grant Revenue

Grant revenue was $3.7 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively. The decrease is due to the completion of the Initial Phase of the RewinD-LB Trial and transitioning to the Extension Phase in December 2024.

Research and Development Expenses

Research and development expenses were $9.9 million for the six months ended June 30, 2025, compared to $6.6 million for the six months ended June 30, 2024. The increase of $3.4 million was primarily due to an increase in costs related to CMC activities, increased non-clinical studies, increased headcount costs, and outsourced CRO costs related to clinical work for neflamapimod, including costs related to our Restore Trial and Phase 2b trial in the nonfluent/agrammatic variant of PPA, which were initiated in the second quarter of 2025.

General and Administrative Expenses

General and administrative expenses were $5.6 million for the six months ended June 30, 2025, compared to $4.6 million for the six months ended June 30, 2024. The increase of $1.0 million was primarily due to headcount costs and outsourced services.

Other Expense

There was a de minimis amount of other expense for the six months ended June 30, 2025 and 2024.

Interest income

Interest income was $0.8 million for the six months ended June 30, 2025 as compared to $0.8 million for the six months ended June 30, 2024. The interest income was flat period over period due to the higher average cash balance for 2025 being offset by lower interest rates as compared to prior year.

Liquidity and Capital Resources

Capital Requirements

From the date of our inception through June 30, 2025, our operations have primarily been financed through the issuance of common stock, convertible preferred stock and convertible debt financings. As of June 30, 2025, we had approximately $33.5 million of cash and cash equivalents and marketable securities. We have not generated positive cash flows from operations and as of June 30, 2025, we had an accumulated deficit of approximately $81.9 million. In January 2023, we were awarded a $21.0 million grant from the NIA to support the RewinD-LB Trial, which is expected to be received over a three-year period. In August 2024, we received an additional $0.3 million from the NIA. As of June 30, 2025, total cash funding of $18.2 million had been received from the NIA Grant and approximately $2.9 million in funding is remaining. In March 2025, the Company received access to 90% of the current year funding and in June 2025, the Company received access to additional funds for an aggregate of 98% of the current year funding provided for in the NIA Grant, due to current NIA policy as a result of the U.S. government currently being funded on the basis of a continuing resolution. The timing of the Company’s receipt of the remaining 2% of current year funding is dependent upon and subject to U.S. congressional approval of a final appropriations bill.

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

On May 21, 2025, the Company entered into the Sales Agreement with Leerink Partners, LLC, as sales agent, pursuant to which the Company may offer and sell shares of common stock from time-to-time with an aggregate offering price of up to $50.0 million under an “at-the-market" offering program. During the three and six months ended June 30, 2025, the Company sold 550,000 shares of common stock to an institutional investor in a block sale for proceeds of $4.7 million, net of $0.1 million of issuance costs.

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

Based on our current operating plan, we believe our existing cash and cash equivalents and marketable securities on hand as of June 30, 2025, along with remaining funds to be received from the NIA Grant, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through a debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs, including our development or commercialization activities for neflamapimod. We might also be required to seek funds through arrangements with third parties that require us to relinquish certain of our rights to neflamapimod or otherwise agree to terms unfavorable to us.

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

Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(10,409,054)	$(3,625,319)
Net cash provided by (used in) investing activities	5,141,584	(40,570,256)
Net cash provided by financing activities	4,588,687	46,411,946
Net (decrease) increase in cash and cash equivalents	$(678,783)	$2,216,371

Operating Activities

For the six months ended June 30, 2025, cash used in operating activities was $10.4 million. The net cash outflow from operations primarily resulted from net loss of $11.2 million and accretion of discount on marketable securities of $0.5 million, partially offset by changes in operating assets and liabilities of $0.4 million and by a non-cash expense of $0.9 million for stock-based compensation.

For the six months ended June 30, 2024, cash used in operating activities was $3.6 million. The net cash outflow from operations primarily resulted from net loss of $4.8 million and accretion of discount on marketable securities of $0.3 million, partially offset by changes in operating assets and liabilities of $0.7 million and by a non-cash expense of $0.8 million for stock-based compensation.

Investing Activities

For the six months ended June 30, 2025, cash used in investing activities was $5.1 million due to the purchase of marketable securities.

For the six months ended June 30, 2024, cash used in investing activities was $40.6 million due to the purchase of marketable securities following the completion of the 2024 Private Placement on April 1, 2024.

Financing Activities

For the six months ended June 30, 2025, cash provided by financing activities was $4.6 million due to proceeds from the sale of common stock for $4.6 million, in connection with the Sales Agreement.

For the six months ended June 30, 2024, cash provided by financing activities was $46.4 million due to proceeds from the sale of common stock for approximately $46.4 million, partially offset by the payment of issuance costs related to the sale of common stock in connection with the 2024 Private Placement.

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

Critical Accounting Policies and Estimates

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

On August 16, 2023, we completed the Merger. For financial reporting purposes, EIP was determined to be the accounting acquirer and, accordingly, for all periods prior to the Merger, EIP’s historical financial statements and results of operations replace and are deemed to be the Company’s financial statement and results of operations for such periods. While Diffusion was previously subject to the provisions of the Sarbanes-Oxley Act of 2002, EIP, as a private, non-reporting operating company prior to the Merger, was not. Accordingly, upon consummation of the Merger, we began the process of integrating the pre-Merger business of EIP into Diffusion’s pre-established public company, internal control framework, including internal controls and information systems and we continue to implement measures designed to improve our internal control over financial reporting to remediate the remaining material weakness. As of the date of this Quarterly Report, we continue to be actively engaged in these efforts through, among other things, adding additional review procedures by qualified personnel over complex accounting matters and, during the year ended December 31, 2024, we completed our remediation plan with respect to a material weakness related to the recording of significant complex transactions previously identified in connection with the audit of the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022. We currently expect to complete the remediation plan with respect to the remaining material weakness related to the absence of effective controls regarding the accurate identification, evaluation and proper recording of various expense accounts during the year ending December 31, 2025. However, the Company cannot predict the success of such efforts or the outcome of its assessment of the remediation efforts and the Company’s efforts may not remediate this material weakness in its internal control over financial reporting, or additional material weaknesses may be identified in the future.

Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

Change in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Sales Agreement, by and between the Company and Leerink Partners, LLC, dated May 12, 2025	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 12, 2025.
10.2#	Amended & Restated Employment Agreement, by and between the Company and Kelly Blackburn, MHA, effective as of April 16, 2025	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2025.
10.3#	Employment Agreement, by and between the Company and Mark De Rosch, PhD, FRAPS, effective as of May 1, 2025	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2025.
10.4#	Separation Agreement, by and between the Company and Robert J. Cobuzzi, PhD, dated July 1, 2025	Filed herewith.
10.5#	CervoMed 2025 Equity Incentive Plan	Filed herewith.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
101.INS*	Inline XBRL Instance Document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith.

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

CervoMed Inc.

Date: August 8, 2025	By:	/s/ John Alam
John Alam
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ William Elder
William Elder
Chief Financial Officer and General Counsel
(Principal Financial Officer)