Form 10-Q
period 2025-09-30
CervoMed Inc.
filed 2025-11-07
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of common stock outstanding at November 5, 2025 was 9,252,719 shares.

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

Accordingly, unless the context otherwise requires, all references in this Quarterly Report to “CervoMed,” the “Company,” “we,” “our,” or “us,” refer to the business of EIP for all dates and periods prior to August 16, 2023, and to the business of CervoMed for all dates and periods subsequent to (and including) August 16, 2023.

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

401(k) Plan	CervoMed Inc. 401(k) Defined Contribution Plan
AD	Alzheimer’s Disease
Annual Report	our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025
ADCS-CGIC	Alzheimer's Disease Cooperative Study — Clinical Global Impression of Change
ASC	Accounting Standard Codification of the FASB
ASU 2023-09	ASU No. 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures”
AscenD-LB Trial	our Phase 2a clinical trial evaluating neflamapimod for the treatment of patients with DLB, completed in the second half of 2021
ASU	Accounting Standards Update
Batch A

the batch of neflamapimod drug product capsules manufactured in October 2020 and administered for the Initial Phase of the RewinD-LB Trial and a portion of the Extension that did not achieve mean target plasma drug concentrations, also referred to as the “Old Capsules”

Batch B

the batch of neflamapimod drug product capsules manufactured in March 2023 and administered for the majority of the RewinD-LB Trial Extension phase that achieved mean target plasma drug concentrations, also referred to as the “New Capsules”

BFC	basal forebrain cholinergic
Board	the board of directors of the Company
CDMO	contract development and manufacturing organization
CDR-SB	Clinical Dementia Rating Sum of Boxes test
CMC	chemistry, manufacturing and controls
CODM	chief operating decision maker
common stock	the Company’s common stock, par value $0.001 per share
CRO	contract research organization
DLB	dementia with Lewy bodies
EIP Common Stock	the common stock, par value $0.001, of EIP issued and outstanding prior to the Merger
Exchange Act	Securities Exchange Act of 1934, as amended
Extension or Extension Phase	with respect to the RewinD-LB Trial, the 32-week extension phase of the trial from which 16-week results were reported in March 2025
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FTD	frontotemporal dementia
GFAP	glial fibrillary acidic protein
Initial Phase	with respect to the RewinD-LB Trial, the initial 16-week double-blind, placebo controlled phase of the trial from which topline results were reported in December 2024
IT	information technology
Nasdaq	the Nasdaq Stock Market LLC
NDA	New Drug Application
NIA	the National Institute on Aging of the National Institutes of Health
NIA Grant	the $21.3 million grant awarded to us by the NIA to support the RewinD-LB Trial, $21.0 million of which was awarded in January 2023 and an additional $0.3 million of which was awarded in August 2024
NIH	National Institutes of Health
p38α	p38 mitogen-activated protein kinase alpha
plasma ptau181	plasma phosphorylated tau at position 181. Prior to October 2025, the Company historically reported plasma ptau181 levels based on the scale associated with the Quanterix Simoa ptau181 Advantage v2.0 assay kit, which was utilized in the AscenD-LB Trial. In this Quarterly Report, the Company reports plasma ptau181 levels based on the scale associated with the current Quanterix Simoa ptau181 Advantage v2.1 assay kit, which was utilized in the RewinD-LB trial. Quantitative values on the v2.1 scale are approximately ten-fold higher than the corresponding values on the v2.0 scale.
PPA	primary progressive aphasia
Pre-Funded Warrants	the pre-funded warrants each to purchase one share of common stock at a purchase price of $0.001 per share issued in connection with the 2024 Private Placement
Pure DLB	DLB with low likelihood of AD co-pathology
Regulation S-K	Regulation S-K promulgated under the Securities Act
RESTORE Trial	our ongoing Phase 2a clinical trial evaluating neflamapimod for the treatment of patients recovering from ischemic stroke, which the Company initiated in the second quarter of 2025
RewinD-LB Trial	our Phase 2b clinical trial evaluating neflamapimod for the treatment of patients with DLB, from which we announced final results in October 2025
ROU	right-of-use
Sales Agreement	Sales Agreement, dated May 12, 2025, by and between the Company and Leerink Partners LLC
SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended
Series A Warrants	the warrants to purchase an aggregate of 2,532,285 shares of common stock at a purchase price of $39.24 per share issued in connection with the 2024 Private Placement
U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
Vertex	Vertex Pharmaceuticals Incorporated
Vertex Agreement	the Option and License Agreement, dated as of August 27, 2012, by and between EIP Pharma LLC and Vertex, as amended

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

●	obtaining and maintaining intellectual property protection for our current or future product candidates and our proprietary technology;
●	the performance of third parties, including CROs, CDMOs, manufacturers, suppliers, and outside consultants, to whom we outsource certain operations, staff and other functions;
●	our ability to obtain and maintain regulatory approval of our current or future product candidates and, if approved, our products, including the labeling under any approval we may obtain;
●	our plans and ability to develop and commercialize our current or future product candidates and the outcomes of our research and development activities;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our future obligations under the Vertex Agreement;
●	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;
●

the accuracy of our estimates of the size and characteristics of the potential markets for our current or future product candidates, the rate and degree of market acceptance of any of our current or future product candidates that may be approved in the future, and our ability to serve those markets;

●	the success of products that are, or may become, available which also target the potential markets for our current or future product candidates;

●	our ability to operate our business without infringing the intellectual property rights of others and the potential for others to infringe upon our intellectual property rights;
●	any significant breakdown, infiltration, or interruption of our IT systems and infrastructure;
●	our ability to remediate our previously disclosed material weaknesses in our internal controls over financial reporting in a timely manner;
●	recently enacted and future legislation related to the healthcare system;
●	other regulatory developments in the U.S., European Union, and other foreign jurisdictions;
●	our ability to satisfy the continued listing requirements of the Nasdaq or any other exchange on which our securities may trade in the future;
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

v

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CervoMed Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$9,437,400	$8,999,496
Marketable securities	17,856,688	29,922,523
Prepaid expenses and other current assets	1,685,972	1,905,360
Deferred offering costs	269,331	—
Grant receivable	1,361,387	2,254,231
Total current assets	30,610,778	43,081,610
Total assets	$30,610,778	$43,081,610
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,349,219	$1,511,440
Accrued expenses and other current liabilities	3,250,095	2,367,842
Total liabilities	4,599,314	3,879,282
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Series A preferred stock $0.001 par value: 30,000,000 authorized at September 30, 2025 and December 31, 2024, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 1,000,000,000 shares authorized at September 30, 2025 and December 31, 2024: 9,252,719 and 8,702,719 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9,252	8,702
Additional paid-in capital	115,606,949	109,868,913
Accumulated other comprehensive income	5,824	56,197
Accumulated deficit	(89,610,561)	(70,731,484)
Total stockholders' equity	26,011,464	39,202,328
Total liabilities and stockholders' equity	$30,610,778	$43,081,610

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Grant revenue	$322,569	$1,939,751	$3,997,784	$7,575,972
Operating expenses:
Research and development	6,040,442	5,125,097	15,986,865	11,711,746
General and administrative	2,326,326	2,210,927	7,974,277	6,850,536
Total operating expenses	8,366,768	7,336,024	23,961,142	18,562,282
Loss from operations	(8,044,199)	(5,396,273)	(19,963,358)	(10,986,310)
Other income (expense):
Other expense	(1,227)	(3,440)	(11,618)	(3,717)
Interest income	318,787	646,172	1,095,899	1,405,246
Total other income, net	317,560	642,732	1,084,281	1,401,529
Net loss	$(7,726,639)	$(4,753,541)	$(18,879,077)	$(9,584,781)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.84)	$(0.55)	$(2.10)	$(1.22)
Weighted average shares outstanding, basic and diluted	9,252,719	8,702,764	8,970,668	7,861,757
Net loss:
Net unrealized gain (loss) on marketable securities	6,607	142,864	(50,373)	123,162
Total comprehensive loss	$(7,720,032)	$(4,610,677)	$(18,929,450)	$(9,461,619)

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Month Period Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at June 30, 2025	9,252,719	$9,252	$115,315,232	$(783)	$(81,883,922)	$33,439,779
Unrealized gain on marketable securities	—	—	—	6,607	—	6,607
Stock-based compensation expense	—	—	291,717	—	—	291,717
Net loss	—	—	—	—	(7,726,639)	(7,726,639)
Balance at September 30, 2025	9,252,719	$9,252	$115,606,949	$5,824	$(89,610,561)	$26,011,464

	Nine Month Period Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at December 31, 2024	8,702,719	$8,702	$109,868,913	$56,197	$(70,731,484)	$39,202,328
Unrealized loss on marketable securities	—	—	—	(50,373)	—	(50,373)
Stock-based compensation expense	—	—	1,149,899	—	—	1,149,899
Sale of common stock, net of issuance costs	550,000	550	4,588,137	—	—	4,588,687
Net loss	—	—	—	—	(18,879,077)	(18,879,077)
Balance at September 30, 2025	9,252,719	$9,252	$115,606,949	$5,824	$(89,610,561)	$26,011,464

	Three Month Period Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at June 30, 2024	8,253,741	$8,253	$109,260,436	$(19,702)	$(59,272,029)	$49,976,958
Stock-based compensation expense	—	—	271,215	—	—	271,215
Unrealized gain on marketable securities	—	—	—	142,864	—	142,864
Net loss	—	—	—	—	(4,753,541)	(4,753,541)
Balance at September 30, 2024	8,253,741	$8,253	$109,531,651	$123,162	$(64,025,570)	$45,637,496

	Nine Month Period Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at December 31, 2023	5,674,520	$5,674	$61,811,889	$—	$(54,440,789)	$7,376,774
Issuance of common stock, pre-funded warrants and common stock warrants, net of offering costs	2,083,262	2,083	46,396,523	—	—	46,398,606
Stock options granted in lieu of compensation	—	—	255,724	—	—	255,724
Cashless exercise of pre-funded warrants	495,959	496	(496)	—	—	—
Stock-based compensation expense	—	—	1,068,011	—	—	1,068,011
Unrealized loss on marketable securities	—	—	—	123,162	—	123,162
Net loss	—	—	—	—	(9,584,781)	(9,584,781)
Balance at September 30, 2024	8,253,741	$8,253	$109,531,651	$123,162	$(64,025,570)	$45,637,496

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,879,077)	$(9,584,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(708,019)	(822,198)
Stock-based compensation expense	1,149,899	1,068,011
Changes in operating assets and liabilities:
Prepaid expenses and other assets	219,388	(698,545)
Deferred offering costs	(269,331)	—
Accounts payable	(162,221)	419,964
Accrued expenses and other current liabilities	882,253	486,384
Grant receivable	892,844	651,256
Net cash used in operating activities	(16,874,264)	(8,479,909)

Cash flows from investing activities:
Purchase of marketable securities	(20,776,519)	(44,467,876)
Maturities of marketable securities	33,500,000	6,500,000
Net cash provided by (used in) investing activities	12,723,481	(37,967,876)

Cash flows from financing activities:
Proceeds from the sale of common stock, prefunded warrants and common stock warrants, net of offering costs	—	46,398,606
Sale of common stock under At-the-Market Sales Agreement, net of issuance costs	4,588,687	—
Net cash provided by financing activities	4,588,687	46,398,606

Net increase (decrease) in cash and cash equivalents	437,904	(49,179)
Cash and cash equivalents at beginning of period	8,999,496	7,792,846
Cash and cash equivalents at end of period	$9,437,400	$7,743,667

Supplemental disclosure of non-cash investing and financing activities:
Stock options granted in lieu of cash bonus	$—	$255,724
Cashless exercise of prefunded warrants	$—	$496

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

1. The Company and Description of Business

The Company is a corporation organized under the laws of the state of Delaware and headquartered in Boston, Massachusetts. The Company is a clinical-stage biotechnology company developing treatments for age-related brain disorders. Its lead drug candidate, neflamapimod, is an oral, small molecule targeting critical disease processes underlying degenerative disorders of the brain by inhibiting a key enzyme involved in neuroinflammation and neurodegeneration. The Company recently completed its RewinD-LB Trial, a Phase 2b study of neflamapimod in patients with DLB funded primarily by a $21.3 million grant from the NIA.

2. Liquidity, Capital Resources and Risks and Uncertainties

Liquidity and Capital Resources

The Company has $27.3 million of cash, cash equivalents, and marketable securities as of September 30, 2025, has generated negative cash flows from operations and had an accumulated deficit of $89.6 million as of September 30, 2025. The Company expects to continue to generate operating losses for the foreseeable future. The Company’s future viability is dependent on its ability to raise additional capital to finance its operations and pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. These conditions cause substantial doubt regarding the Company’s ability to continue as a going concern.

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

Accordingly, substantial doubt about the Company’s ability to continue as a going concern is not alleviated and based on its current operating plan, the Company does not believe its existing cash and cash equivalents and marketable securities on hand of $27.3 million as of September 30, 2025, will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance of these unaudited condensed consolidated interim financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

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

Unaudited condensed consolidated interim financial statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024, filed as part of the Company's Annual Report.

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods. However, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits. Management also believes that the Company is not exposed to significant credit risk as it relates to marketable securities because the Company invests in U.S. government securities, commercial paper, and corporate debt securities.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value. There are de minimis unrealized losses on the money market funds for the period ended September 30, 2025.

Marketable Securities

The Company classifies its marketable securities as available-for-sale, which include commercial paper, U.S. government debt securities, and corporate debt securities with original maturities of greater than 90 days from date of purchase. These securities are carried at fair value, with unrealized gains and losses reported on the condensed consolidated statement of operations and comprehensive loss and accumulated other comprehensive (loss) income within stockholders’ equity until realized. Purchase discounts are accreted using the effective interest method over the term of the related security and such accretion is included in interest income on the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company evaluates its investments in marketable securities for impairment at each reporting period when the fair value is below amortized cost. If the Company intends to sell the security, or it is more likely than not the Company will be required to sell the security before recovery of amortized cost, the entire impairment is included in earnings. The Company did not record any impairment on marketable securities during the three and nine months ended September 30, 2025 and 2024. There was no allowance for credit losses as of September 30, 2025 or December 31, 2024.

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

As of September 30, 2025, there were $0.3 million of deferred offering costs related to the Sales Agreement. There were no deferred offering costs as of December 31, 2024, as the Sales Agreement was entered into in May 2025.

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

A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers. The Company records accrued expenses for estimated preclinical study and clinical trial expenses. Estimates are based on the services performed pursuant to contracts with research institutions, CROs in connection with preclinical studies, CROs and clinical investigative sites in connection with clinical trials, vendors in connection with preclinical development activities, and CDMOs in connection with the production of materials for clinical trials. Further, the Company accrues expenses related to preclinical studies and clinical trials based on the level of subject enrollment and activity according to the related agreement. The Company monitors subject enrollment levels and related activity to the extent reasonably possible and makes judgments and estimates in determining the accrued balance in each reporting period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the unaudited condensed consolidated financial statements as prepaid or accrued research and development.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included on the accrued expenses and other current liabilities line in the unaudited interim condensed consolidated balance sheet.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	September 30,
	2025	2024
Common stock warrants	2,601,671	2,633,868
Stock options	995,374	533,159
	3,597,045	3,167,027

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Grant revenue	$322,569	$1,939,751	$3,997,784	$7,575,972
Research and development expenses:
Dementia with Lewy bodies	1,680,922	3,317,345	5,866,430	8,753,991
Frontotemporal dementia	313,438	2,581	846,664	2,581
Recovery after stroke	396,635	112,759	952,338	112,759
Other clinical* and preclinical	485,586	541,125	1,505,726	542,932
Personnel costs, excluding stock-based compensation	1,767,086	643,024	4,060,722	1,235,556
Stock-based compensation	133,169	42,224	378,029	146,358
Other research and development expenses, including CMC**	1,263,606	466,039	2,376,956	917,569
Total research and development expenses	6,040,442	5,125,097	15,986,865	11,711,746
General and administrative expenses:
Personnel costs, excluding stock-based compensation	1,087,467	1,168,151	3,797,765	2,968,276
Stock-based compensation	158,548	22,050	771,869	921,653
Professional fees	711,307	707,725	2,053,984	2,049,828
Insurance, taxes and similar fees	258,032	241,123	917,616	709,178
Other general and administrative expenses, including IT, facilities, supplies and similar costs***	110,972	71,878	433,043	201,601
Total general and administrative expenses	2,326,326	2,210,927	7,974,277	6,850,536
Other income	317,560	642,732	1,084,281	1,401,529
Net loss	$(7,726,639)	$(4,753,541)	$(18,879,077)	$(9,584,781)

* - Includes early-stage clinical studies that are not indication-specific and related costs.

** - Includes, among other things, CMC-related costs, shipping, packaging and storage costs, certain consulting costs, and other miscellaneous research development expenses.

*** - Includes, among other things, costs related to IT systems, rent and other facilities, office supplies, and similar costs

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses" (ASU 2024-03). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the statement of operations and comprehensive loss as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its unaudited interim condensed consolidated financial statements and disclosures.

On July 4, 2025, the U.S. government enacted H.R. 1, formerly known as The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The Company is still analyzing the effect of H.R. 1 on the unaudited interim condensed consolidated financial statements.

4. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, and accounts payable. The Company’s cash, cash equivalents, and accounts payable approximate fair value due to their relatively short maturities.

The following table presents the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2025
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents (money market accounts)	$8,822,414	$—	$—
Marketable securities:
Commercial paper	—	16,359,643	—
Corporate debt securities	—	1,497,045	—
Total assets measured at fair value	$8,822,414	$17,856,688	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents (money market accounts)	$7,559,336	$—	$—
Marketable securities:
Commercial paper	—	18,032,943	—
U.S. treasury bonds	—	7,951,060	—
U.S. government agency bonds	—	3,938,520	—
Total assets measured at fair value	$7,559,336	$29,922,523	$—

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

The following is a summary of the Company's marketable securities which provides a reconciliation of amortized cost basis to fair value including cumulative unrealized gains and losses as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$16,353,393	$6,250	$—	$16,359,643
Corporate debt securities	1,497,471	—	(426)	1,497,045
Total	$17,850,864	$6,250	$(426)	$17,856,688

	December 31, 2024
	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$18,019,334	$16,393	$(2,784)	$18,032,943
U.S. treasury bonds	7,920,620	30,440	—	7,951,060
U.S. government agency bonds	3,926,372	12,148	—	3,938,520
Total	$29,866,326	$58,981	$(2,784)	$29,922,523

There were no transfers among Level 1, Level 2 or Level 3 categories in the three and nine months ended September 30, 2025 or the year ended December 31, 2024.

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

As part of the Vertex Agreement, the Company is obligated to make certain payments totaling up to approximately $117.0 million upon achievement of certain regulatory and sales milestones, and royalties on net sales of products on indications covered by the Vertex Agreement. The first expected milestone events concern filing of an NDA with the FDA for marketing approval of neflamapimod in the U.S., or a similar filing for a non-U.S. major market, as specified in the Vertex Agreement, and such royalties will be on a sliding scale of percentages of net sales in the low- to mid-teens, depending on the amount of net sales in the applicable years. The Company is also obligated to make a milestone payment to Vertex upon net sales reaching a certain specified amount in any 12-month period. The Vertex Agreement states that royalties will be reduced by 50% during any portion of the royalty term when there is no valid claim of an issued patent within specified patent rights covering the licensed product. The Company also has the right to deduct, on a country by country basis, from royalties otherwise payable to Vertex under the terms of the Vertex Agreement, 50% of all royalties, upfront fees, milestones and other payments paid by the Company or any of the Company’s affiliates or sublicensees to third parties under licenses that are necessary for the development, manufacture, sale or use of a licensed product, provided that in no event will the royalty payable to Vertex be reduced to less than 50% of the rates specified in the Vertex Agreement, subject to certain adjustments specified therein. The Company has made a total of $100,000 in payments to Vertex related to the Vertex Agreement. No payments were made during the three and nine months ended September 30, 2025 and 2024.

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

The total revenue recognized from the NIA Grant was $4.0 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively. The total revenue recognized from the NIA Grant was $0.3 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, aggregate total cash funding of $19.5 million has been received from the NIA Grant, resulting in approximately $1.6 million in funding remaining (or $1.8 million if the final 2% of current year funding described below is received). The Company has recorded $1.4 million as a receivable in the unaudited interim condensed consolidated balance sheet at September 30, 2025, for allowable expenses incurred prior to September 30, 2025, which is expected to be received subsequent to September 30, 2025. As of December 31, 2024, $2.3 million was recorded as a receivable in the consolidated balance sheet, for allowable expenses incurred during the year ended December 31, 2024.

The Company received access to the current year 3 funding in the amount of $5.6 million in March 2025. In June 2025, the Company received access to an additional $0.5 million. The total $6.1 million access received in 2025 was 98% of the full year 3 amount provided for in the NIA Grant due to current NIA policy as a result of the U.S. government currently being funded on the basis of a continuing resolution. The timing of the Company’s receipt of the remaining 2% of the grant of current year funding, if any, is dependent upon and subject to U.S. congressional approval of a final appropriations bill, which remains subject to ongoing uncertainty. Accordingly, as of September 30, 2025, the Company determined that the receipt of the remaining 2% of funding is not probable and will not account for the remaining 2% of funding unless and until received.

6. Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2025	December 31, 2024
Clinical expenses	$947,444	$1,149,343
Insurance	560,504	443,141
Professional services	59,133	95,218
Dues and memberships	69,085	11,777
Other	49,806	205,881
Total	$1,685,972	$1,905,360

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Employee compensation costs	$1,012,184	$803,193
Clinical development costs	1,632,775	1,158,783
Professional fees	480,444	249,527
State franchise and excise tax	30,456	40,456
Other	94,236	115,883
Total	$3,250,095	$2,367,842

8. Commitments and Contingencies

Operating Leases

The Company has a short-term lease for office space in Boston, Massachusetts and previously had a short-term agreement to utilize membership-based co-working space in Charlottesville, Virginia, the latter of which was terminated during the three months ended March 31, 2024. Lease expense was approximately $35,860 and $26,292 for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, lease expense was approximately $16,200 and $8,400, respectively.

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

Defined Contribution Retirement Plan

The Company has established its 401(k) Plan, which covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. There were total employer contributions under the 401(k) Plan of $0.3 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively. There were total contributions under the 401(k) Plan of $0.1 million and $49,135 for the three months ended September 30, 2025 and 2024, respectively.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Legal Proceedings

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the former Chief Executive Officer of the Company’s legal predecessor, under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action. After a related hearing on April 14, 2015, the court granted the Company’s petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. On November 19, 2018 at an Order to Show Cause Re Dismissal Hearing, the court found sufficient grounds not to dismiss the case and an arbitration hearing was scheduled, originally for November 2020 but later postponed due to the COVID-19 pandemic and related restrictions on gatherings in the State of California. In addition, following the November 2018 hearing, an automatic stay was placed on the arbitration in connection with the plaintiff filing for personal bankruptcy protection. On October 22, 2021, following a determination by the bankruptcy trustee not to pursue the claims and release them back to the plaintiff, the parties entered into a stipulation to abandon arbitration and return the matter to state court. A case management conference was held on February 23, 2022 at which an initial trial date of May 24, 2023 was set, and the parties have agreed to stipulate to mediation in advance of the trial. On October 20, 2022, the parties filed a joint stipulation to continue the trial and certain deadlines related to the mediation in order to allow plaintiff’s counsel to continue to seek treatment for an ongoing medical issue. On November 1, 2022, based on the parties' joint stipulation, the court entered an order continuing the trial date to October 25, 2023, on October 6, 2023, the court entered an order further continuing the trial date to April 24, 2024, and on March 3, 2024, based on an additional joint stipulation of the parties, the court entered an order continuing the trial date to October 23, 2024. On September 4, 2024, due to certain delays in discovery as a result of, among other things, plaintiff's counsel's health complications, the parties filed a joint stipulation to continue the trial and certain deadlines related thereto. On October 9, 2024, based on the parties' joint stipulation, the court entered an order continuing the trial date to April 30, 2025. On January 6, 2025, the Company filed a Motion for Summary Adjudication against plaintiff’s claims for promissory fraud, negligent misrepresentation, and common counts. On February 21, 2025, the parties filed a joint stipulation to continue the trial and certain deadlines related thereto and, on March 12, 2025, the court entered an order continuing the trial date to November 26, 2025. On October 22, 2025, pursuant to an additional joint stipulation to continue the trial and certain deadlines related thereto filed by the parties, the court entered an order continuing the trial date to May 13, 2026.

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

9. Stockholders' Equity and Common Stock Warrants

April 2024 Private Placement

On April 1, 2024, pursuant to and in accordance with the terms of a securities purchase agreement with certain purchasers named therein, the Company completed the 2024 Private Placement of an aggregate of 2,083,262 shares of common stock, 2,532,285 Series A Warrants and 449,023 Pre-Funded Warrants. The aggregate upfront gross proceeds from the 2024 Private Placement were approximately $50.0 million, before deducting approximately $3.6 million of offering fees and expenses.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Warrants

As of September 30, 2025, the Company had the following warrants outstanding to acquire shares of its common stock:

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

May 2025 At-The-Market Offering

On May 12, 2025, the Company entered into the Sales Agreement with Leerink Partners, LLC, as sales agent, pursuant to which the Company may offer and sell shares of common stock from time-to-time with an aggregate offering price of up to $50.0 million under an “at-the-market" offering program. During the nine months ended September 30, 2025, the Company sold 550,000 shares of common stock to an institutional investor in a block sale for proceeds of $4.7 million, net of $0.1 million of issuance costs. There was no activity during the three months ended September 30, 2025.

10. Stock-Based Compensation Expense

2015 Equity Plan

The 2015 Equity Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company’s Board. On January 1, 2025, the number of shares available for future issuance under the 2015 Equity Plan increased by 348,109. As of September 30, 2025, the term of the 2015 Equity Plan had expired and no additional shares will be issued thereunder.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

2018 Employee, Director and Consultant Equity Incentive Plan

On March 28, 2018, EIP adopted the 2018 Plan, which was assumed by the Company pursuant to and in accordance with the terms of the Merger Agreement. Under the 2018 Plan, the Company may issue incentive stock options, non-qualified stock options, stock grants, and other stock-based awards to employees, directors, and consultants, as specified in the 2018 Plan and subject to applicable SEC and Nasdaq rules and regulations. The Board has the authority to determine to whom options or stock will be granted, the number of shares, the term, and the exercise price. Options granted under the 2018 Plan have a term of up to ten years and generally vest over a four-year period with 25% of the options vesting after one-year of service and the remainder vesting monthly thereafter. As of September 30, 2025, there were no shares available for issuance.

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

2025 Equity Plan

On April 14, 2025, the Board approved the 2025 Equity Plan, and the 2025 Equity Plan was subsequently approved by the Company's stockholders at its 2025 Annual Meeting of Stockholders on June 23, 2025. As of September 30, 2025, there were 751,400 shares available for future issuance under the 2025 Equity Plan.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$133,169	$42,224	$378,030	$146,358
General and administrative	158,548	228,991	771,869	921,653
Total stock-based compensation expense	$291,717	$271,215	$1,149,899	$1,068,011

The following table summarizes the activity related to all stock option grants for the nine months ended September 30, 2025:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at January 1, 2025	636,802	$19.38	7.6
Granted	375,400	3.63
Expired	(16,828)	60.14
Outstanding at September 30, 2025	995,374	$12.75	7.1	—
Exercisable at September 30, 2025	536,826	$18.38	5.9	—

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

At September 30, 2025, there was $1.5 million of unrecognized compensation expense that will be recognized over a weighted-average period of 1.9 years.

During the nine months ended September 30, 2024, the Company granted 39,721 options in lieu of 2023 executive bonus compensation. No similar event occurred during the three or nine months ended September 30, 2025.

Effective May 31, 2024, the Company separated from its former Chief Financial Officer. Based on the terms of his separation agreement, unvested shares under previously granted option awards will continue to vest on the schedule provided for in the applicable option award agreement through September 30, 2025. The Company accounted for the change in vesting terms as an improbable-to-probable modification of his stock options and recognized $0.3 million of expense in relation to this modification during the nine months ended September 30, 2024. In addition, the exercise period for any shares under previously granted option awards vested as of May 31, 2024 was extended to September 30, 2025. The Company accounted for the change in exercise terms as a probable-to-probable modification of his stock options and recognized $12,000 of expense in relation to this modification during the nine months ended September 30, 2024. There was no expense recognized related to the modification during the three months ended September 30, 2024

On April 14, 2025, the Board approved a separation agreement with the Company’s former Chief Operating Officer, pursuant to which the executive's employment with the Company concluded effective July 1, 2025. Based on the terms of his separation agreement, unvested shares under previously granted option awards will continue to vest on the schedule provided for in the applicable option award agreement through September 30, 2026. The Company accounted for the change in vesting terms of his unvested stock options as an improbable-to-probable modification of his stock options and recognized $0.2 million of expense in relation to this modification during the nine months ended September 30, 2025. In addition, the exercise period for any shares under previously granted option awards vested as of April 14, 2025 was extended to September 30, 2026. The Company accounted for the change in exercise terms as probable-to-probable modification of his stock options and recognized $0.1 million of expense in relation to this modification during the nine months ended September 30, 2025. There was no expense recognized related to the modification during the three months ended September 30, 2025.

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

Overview

         We are a clinical-stage biotechnology company developing treatments for age-related brain disorders. Our lead drug candidate, neflamapimod, is an oral, small molecule targeting critical disease processes underlying degenerative disorders of the brain by inhibiting a key enzyme involved in neuroinflammation and neurodegeneration. We recently completed our RewinD-LB Trial, a Phase 2b study of neflamapimod in patients with DLB funded primarily by a $21.3 million grant from the NIA.

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

Neflamapimod in DLB

         We believe we are a leader in the industry in developing a treatment for DLB, as neflamapimod is the only clinical drug candidate of which we are aware that has shown statistically significant improvements compared to placebo in a Phase 2a clinical trial (our AscenD-LB Trial) and improved outcomes (p < 0.001) on the trial’s primary endpoint in a Phase 2b evaluation (16-week Extension data from our RewinD-LB Trial). We are also the only company of which we are aware that is specifically targeting the treatment of DLB patients who do not have AD-related co-pathology. Compared to patients with “Pure” DLB – who may represent up to 50% of the total diagnosed DLB patient population at any given time – DLB patients with AD co-pathology have significant, irreversible neuronal loss in the hippocampus, which may be assessed via imaging or biomarker evidence of amyloid and/or tau pathology. DLB without AD co-pathology, however, is primarily a disease of reversible synaptic dysfunction in the BFC system and, based on available preclinical and clinical data, we believe if neflamapimod is given in the early stages of certain degenerative diseases of the brain, it may reverse synaptic dysfunction, improve neuron health and function, and slow further progression by delaying synaptic dysfunction and neuronal death. We believe this approach enhances the alignment of our development path with neflamapimod’s mechanism of action, reduces the heterogeneity of our target patient population, and thereby has the potential to improve outcomes for patients.

Our recently completed RewinD-LB Trial is a Phase 2b study in 159 participants with DLB funded primarily by a $21.3 million grant from the NIA. Patients with AD co-pathology, as assessed by plasma ptau181 levels at screening, were excluded from the trial. Intended to confirm the efficacy findings from the AscenD-LB Trial, we announced 16-week results from the Extension Phase of the RewinD-LB Trial in March 2025. In the first 16 weeks of the Extension, treatment with Batch B led to increased plasma drug concentrations and demonstrated improvement on the trial's primary outcome measure, change from baseline in CDR-SB (p<0.001 vs. Batch A; p=0.003 vs. placebo), and ADCS-CGIC, a secondary outcome measure in the trial (p=0.035 vs. Batch A; p=0.035 vs. placebo). We believe these results demonstrate proof-of-concept for neflamapimod as a potential treatment for DLB, and support our hypothesis that the failure of neflamapimod during the Initial Phase was the result of Batch A delivering lower than expected plasma drug concentrations and effectively underdosing participants. Additional data from the Extension were presented at the 19th International Conference on Alzheimer’s and Parkinson’s Disease and Related Neurologic Disorders in April 2025, including that neflamapimod demonstrated improvements on endpoints measuring cognitive fluctuations and working memory.

In July 2025, we reported 32-week data from the Extension showing a 54% risk reduction in clinically significant worsening (≥ 1.5-point increase in CDR-SB) compared to control at Week 32 of Batch B neflamapimod treatment (p=0.0037). This risk reduction improved to 64% (p=0.0001) among patients who have minimal evidence of AD co-pathology (plasma ptau181 ≥ 21.0 pg/mL at screening). In addition, we also reported a statistically significant reduction (p<0.0001) from baseline (i.e., start of extension) in plasma levels of the neurodegenerative disease activity marker GFAP in patients who received Batch B for all 32 weeks, with a mean change of -18.4±4.0 pg/mL in all participants (N=107) and -21.2±4.4 pg/mL in participants with minimal evidence of AD co-pathology (plasma ptau181 ≥ 21.0 pg/mL at screening; N=91). GFAP is an established plasma marker of neurodegeneration in patients with DLB. In October 2025, we reported additional data from the RewinD-LB Trial, including significant improvement relative to placebo on CDR-SB and GFAP over 16 weeks in a within-subject analysis of patients who receive Batch B, as well as a subset analysis of participants who have minimal evidence of AD co-pathology based on the recently validated, high-sensitivity cutoff for detecting AD co-pathology via plasma ptau181 levels that we expect to use in our planned Phase 3 trial in DLB (plasma ptau181 ≥ 21.0 pg/mL at screening). We believe these data further demonstrate neflamapimod’s potential as a treatment for DLB, showing a durable, meaningful slowing of clinical progression over 32 weeks of treatment with neflamapimod when target drug plasma concentrations were achieved.

In November 2025, we announced alignment with the FDA on key aspects of our proposed Phase 3 clinical trial of neflamapimod for the treatment of DLB. Based on FDA feedback, we plan to initiate a single, global, randomized, double-blind, placebo-controlled Phase 3 clinical trial evaluating the efficacy and safety of neflamapimod in approximately 300 patients with DLB by consensus clinical criteria in the second half of 2026. The trial will exclude patients who have historical evidence of AD co-pathology by brain imaging scan or cerebrospinal fluid sampling. In addition, the trial will be further enriched for patients who do not have AD co-pathology by excluding patients via a validated blood plasma test (plasma ptau181 ≥ 21.0 pg/mL at screening). Participants will be randomized 1:1 to receive either oral neflamapimod or placebo for 32 weeks, followed by a neflamapimod only extension for 48 weeks. Worsening of global cognition and function as measured by change CDR-SB – the same primary endpoint as in our recently completed RewinD-LB Trial – will be the primary endpoint for the planned Phase 3 trial. Secondary endpoints will include the percentage of participants who have a greater than 1.5-point increase in CDR-SB and other well-established measures of cognitive and motor function. The trial will also include assessments of key biomarkers of the neurodegenerative process, such as glial fibrillary acidic protein, to further support regulatory review and clinical interpretation. CervoMed expects feedback from other global regulators in the coming months and to announce additional details regarding the planned Phase 3 trial design in early 2026 following these interactions.

Neflamapimod’s Potential in Additional Neurologic Indications

In addition to neflamapimod’s potential to treat DLB, we believe the benefit of targeting neuroinflammation-induced synaptic dysfunction in the BFC system can be applied to other neurologic indications in which treatment of BFC dysfunction and degeneration would be expected to be clinically beneficial, including as treatment for certain forms of FTD — for which the FDA granted neflamapimod Orphan Drug Designation in November 2024 — and promoting recovery after ischemic stroke. Based upon this potential, we have commenced our ongoing RESTORE Trial, a Phase 2 trial evaluating neflamapimod in up to 90 participants recovering from ischemic stroke, from which we expect topline data in the second half of 2026, and our Phase 2a trial evaluating neflamapimod in up to 20 participants with the nonfluent/agrammatic variant of PPA, a subtype of FTD, from which we expect initial biomarker data in mid-2026.

Planned Manufacturing Improvements

Our investigations into the cause of the failure of Batch A to achieve expected plasma drug concentrations identified a mixture of polymorphic forms of neflamapimod’s active drug ingredient contained in the current drug product, with a time-dependent change in relative amounts of the individual forms. As the individual polymorphic forms have different physical chemistry properties, including solubility, and the Batch A capsules were more than three years out from their manufacture date at the time of administration during the RewinD-LB Trial, we believe this time-dependent change (i.e., aging) accounts for the reduced performance of Batch A. To mitigate the potential for this reduction in performance over time, we have now identified the most stable polymorphic form, as well as a means to manufacture drug product that contains this form, and currently plan to utilize drug product that only or predominantly includes this stable polymorphic form in our planned Phase 3 clinical trial in DLB, and we are in the process of implementing associated manufacturing improvements.

Financial Summary

As of September 30, 2025, we had cash and cash equivalents and marketable securities of approximately $27.3 million. To date, we have not had any products approved for sale and have not generated any revenue from product sales, and our ability to do so in the future will depend on the successful development and eventual commercialization of neflamapimod (or another product candidate that we could acquire or develop in the future). We do not expect to generate revenue from product sales until such time, if ever.

Our accumulated deficit as of September 30, 2025 was $89.6 million. We have never been profitable, and we will continue to require additional capital to develop neflamapimod and fund operations for the foreseeable future. We have historically incurred net losses in each year since inception. Our net loss was $18.9 million and $9.6 million in the nine months ended September 30, 2025 and 2024, respectively. Our net loss was $7.7 million and $4.8 million in the three months ended September 30, 2025 and 2024, respectively. We expect our expenses will increase in connection with our ongoing activities, as we:

●	advance neflamapimod through clinical trials, including a potential Phase 3 trial in DLB;
●	manufacture supplies for our preclinical studies and clinical trials;
●	obtain, maintain, expand, and protect our intellectual property portfolio;
●	hire additional personnel to support our operations and growth; and
●	continue to operate as a public company.

Based on our current operating plan, we do not believe our existing cash and cash equivalents and marketable securities on hand as of September 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report. Accordingly, the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to do so in the near future. In January 2023, we were awarded our $21.0 million NIA Grant and, in August 2024, we were awarded an additional $0.3 million under our NIA Grant. Funding from the NIA Grant is recognized as grant revenue as the qualifying expenses related thereto are incurred. For the nine months ended September 30, 2025 and 2024, $4.0 million and $7.6 million of grant funding was recognized, respectively. For the three months ended September 30, 2025 and 2024, $0.3 million and $1.9 million of grant funding was recognized, respectively.

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

Specific program expenses include expenses associated with the development of our lead product candidate, neflamapimod. Personnel and other operating expenses incurred for our research and development programs primarily relate to salaries and benefits, stock-based compensation, and facility expenses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Grant revenue	$322,569	$1,939,751	$(1,617,182)	(83)%
Operating expenses:
Research and development	6,040,442	5,125,097	915,345	18%
General and administrative	2,326,326	2,210,927	115,399	5%
Total operating expenses	8,366,768	7,336,024	1,030,744	14%
Loss from operations	(8,044,199)	(5,396,273)	(2,647,926)	49%
Other income (expense):
Other expense	(1,227)	(3,440)	2,213	(64)%
Interest income	318,787	646,172	(327,385)	(51)%
Total other income, net	317,560	642,732	(325,172)	(51)%
Net loss	$(7,726,639)	$(4,753,541)	$(2,973,098)	63%

Grant Revenue

Grant revenue was $0.3 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $1.6 million is due to the completion of the Initial Phase of the RewinD-LB Trial and transitioning to the Extension Phase in late 2024, followed by the subsequent completion of the Extension Phase in mid-2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Dementia with Lewy bodies	$1,680,922	$3,317,345	$(1,636,423)	(49)%
Frontotemporal dementia	313,438	2,581	310,857	(a )
Recovery after stroke	396,635	112,759	283,876	252%
Other clinical* and preclinical	485,586	541,125	(55,539)	(10)%
Personnel costs, excluding stock-based compensation	1,767,086	643,024	1,124,062	175%
Stock-based compensation	133,169	42,224	90,945	215%
Other research and development expenses, including CMC	1,263,606	466,039	797,567	171%
Total research and development expenses	$6,040,442	$5,125,097	$915,345	18%

* Includes early-stage clinical studies that are not indication-specific and related costs.

(a) De minimis expenses in prior year period.  Year-over-year change not meaningful.

Research and development expenses were $6.0 million for the three months ended September 30, 2025, compared to $5.1 million for the three months ended September 30, 2024. The aggregate $0.9 million increase in research and development expenses was primarily due to an increase of $1.1 million in personnel costs, driven by higher headcount and outsourced consulting costs, and an increase of $0.8 million in other research and development costs, driven by increased CMC activities to evaluate, analyze and address the drug product issue identified in December 2024, and an aggregate increase of $0.6 million in costs related to our recovery after stroke and FTD programs, as our RESTORE Trial and Phase 2a trial in a sub-type of FTD were both recently initiated. These increases were offset by a net decrease in costs related to our neflamapimod clinical programs, primarily driven by a $1.6 million decrease in costs related to our DLB program – including our recently completed RewinD-LB Trial and $0.1 million decrease for the other clinical and preclinical costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Personnel costs, excluding stock-based compensation	$1,087,467	$1,168,151	$(80,684)	(7)%
Stock-based compensation	158,548	22,050	136,498	(a)
Professional fees	711,307	707,725	3,582	1%
Insurance, taxes and similar fees	258,032	241,123	16,909	7%
Other general and administrative expenses, including IT, facilities, supplies and similar costs	110,972	71,878	39,094	54%
Total general and administrative expenses	$2,326,326	$2,210,927	$115,399	5%

*(a) De minimis expenses in prior year period.  Year-over-year change not meaningful.

General and administrative expenses were $2.3 million for the three months ended September 30, 2025, compared to $2.2 million for the three months ended September 30, 2024. The aggregate increase of $0.1 million was primarily due to a $0.1 million increase in stock-based compensation relating to more stock option grants outstanding through September 30, 2025 versus September 30, 2024.

Other Expense

There was a de minimis amount of other expenses for the three months ended September 30, 2025 and 2024.

Interest income

Interest income was $0.3 million for the three months ended September 30, 2025, compared to $0.6 million three months ended September 30, 2024. The decrease was primarily due to change in returns on investments driven by a lower investment balance due to cash used for operations.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Grant revenue	$3,997,784	$7,575,972	$(3,578,188)	(47)%
Operating expenses:
Research and development	15,986,865	11,711,746	4,275,119	37%
General and administrative	7,974,277	6,850,536	1,123,741	16%
Total operating expenses	23,961,142	18,562,282	5,398,860	29%
Loss from operations	(19,963,358)	(10,986,310)	(8,977,048)	82%
Other income (expense):
Other expense	(11,618)	(3,717)	(7,901)	(a)
Interest income	1,095,899	1,405,246	(309,347)	(22)%
Total other income, net	1,084,281	1,401,529	(317,248)	(23)%
Net loss	$(18,879,077)	$(9,584,781)	$(9,294,296)	97%

*(a) De minimis expenses in prior year period.  Year-over-year change not meaningful.

Grant Revenue

Grant revenue was $4.0 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $3.6 million is due to the completion of the Initial Phase of the RewinD-LB Trial and transitioning to the Extension Phase in late 2024, followed by the subsequent completion of the Extension Phase in mid-2025.

Research and Development Expenses

The following table summarizes our research and development expenses by functional area for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Dementia with Lewy bodies	$5,866,430	$8,753,991	$(2,887,561)	(33)%
Frontotemporal dementia	846,664	2,581	844,083	(a )
Recovery after stroke	952,338	112,759	839,579	(a )
Other clinical* and preclinical	1,505,726	542,932	962,794	177%
Personnel costs, excluding stock-based compensation	4,060,722	1,235,556	2,825,166	229%
Stock-based compensation	378,029	146,358	231,671	158%
Other research and development expenses, including CMC	2,376,956	917,569	1,459,387	159%
Total research and development expenses	$15,986,865	$11,711,746	$4,275,119	37%

* Includes early-stage clinical studies that are not indication-specific and related costs.

(a) De minimis expenses in prior year period.  Year-over-year change not meaningful.

Research and development expenses were $16.0 million for the nine months ended September 30, 2025, compared to $11.7 million for the nine months ended September 30, 2024. The increase of $4.3 million was primarily due to the increase of $1.5 million in costs related to CMC activities and other research and development expenses, increased other clinical and nonclinical studies of $1.0 million, increased personnel costs of $2.8 million, increase in stock-based compensation of $0.2 million and an aggregate increase of $1.7 million related to clinical work for neflamapimod, including costs related to our RESTORE Trial and Phase 2a trial in a sub-type of FTD, which were both recently initiated. This was offset by a decrease of $2.9 million due to the completion of the Initial Phase of the RewinD-LB Trial and transitioning to the Extension Phase in December 2024, followed by the subsequent completion of the Extension Phase in mid-2025.

General and Administrative Expenses

The following table summarizes our general and administrative expenses by functional area for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Personnel costs, excluding stock-based compensation	$3,797,765	$2,968,276	$829,489	28%
Stock-based compensation	771,869	921,653	(149,784)	(16)%
Professional fees	2,053,984	2,049,828	4,156	0%
Insurance, taxes and similar fees	917,616	709,178	208,438	29%
Other general and administrative expenses, including IT, facilities, supplies and similar costs	433,043	201,601	231,442	115%
Total general and administrative expenses	$7,974,277	$6,850,536	$1,123,741	16%

General and administrative expenses were $8.0 million for the nine months ended September 30, 2025, compared to $6.9 million for the nine months ended September 30, 2024. The increase of $1.1 million was primarily due to the increase of $0.8 million in personnel costs, the increase of $0.2 million in insurance and taxes, and the increase of $0.2 million in other general and administrative expenses, partially offset by a decrease of $0.1 million in stock-based compensation.

Other Expense

There was a de minimis amount of other expense for the nine months ended September 30, 2025 and 2024.

Interest income

Interest income was $1.1 million for the nine months ended September 30, 2025 as compared to $1.4 million for the nine months ended September 30, 2024. The decrease was primarily due to change in returns on investments driven by a lower investment balance due to cash used for operations.

Liquidity and Capital Resources

Capital Requirements

From the date of our inception through September 30, 2025, our operations have primarily been financed through the issuance of common stock, convertible preferred stock and convertible debt financings. As of September 30, 2025, we had approximately $27.3 million of cash and cash equivalents and marketable securities. We have not generated positive cash flows from operations and as of September 30, 2025, we had an accumulated deficit of approximately $89.6 million. In January 2023, we were awarded a $21.0 million grant from the NIA to support the RewinD-LB Trial, which is expected to be received over a three-year period. In August 2024, we received an additional $0.3 million from the NIA. As of September 30, 2025, total cash funding of $19.5 million had been received from the NIA Grant and approximately $1.6 million in funding is remaining (or $1.8 million if the final 2% of current year funding mentioned below is received). In March 2025, the Company received access to 90% of the current year funding and in June 2025, the Company received access to additional funds for an aggregate of 98% of the current year funding provided for in the NIA Grant, due to current NIA policy as a result of the U.S. government currently being funded on the basis of a continuing resolution. The timing of our receipt of the remaining 2% of the grant of current year funding, if any, is dependent upon and subject to U.S. congressional approval of a final appropriations bill, which remains subject to ongoing uncertainty. Accordingly, as of September 30, 2025, we determined that the receipt of the remaining 2% of funding is not probable and we will not account for the remaining 2% of funding unless and until received.

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

On May 21, 2025, the Company entered into the Sales Agreement with Leerink Partners, LLC, as sales agent, pursuant to which the Company may offer and sell shares of common stock from time-to-time with an aggregate offering price of up to $50.0 million under an “at-the-market" offering program. During the nine months ended September 30, 2025, the Company sold 550,000 shares of common stock to an institutional investor in a block sale for proceeds of $4.7 million, net of $0.1 million of issuance costs.

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

Based on our current operating plan, we do not believe our existing cash and cash equivalents and marketable securities on hand as of September 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report. Accordingly, substantial doubt exists about our ability to continue as a going concern within one year after the date the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report are issued. The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through a debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs, including our development or commercialization activities for neflamapimod. We might also be required to seek funds through arrangements with third parties that require us to relinquish certain of our rights to neflamapimod or otherwise agree to terms unfavorable to us.

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

Cash Flows

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(16,874,264)	$(8,479,909)
Net cash provided by (used in) investing activities	12,723,481	(37,967,876)
Net cash provided by financing activities	4,588,687	46,398,606
Net increase (decrease) in cash and cash equivalents	$437,904	$(49,179)

Operating Activities

For the nine months ended September 30, 2025, cash used in operating activities was $16.9 million. The net cash outflow from operations primarily resulted from net loss of $18.9 million and accretion of discount on marketable securities of $0.7 million, partially offset by changes in operating assets and liabilities of $1.6 million and by a non-cash expense of $1.1 million for stock-based compensation.

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

Investing Activities

For the nine months ended September 30, 2025, cash used in investing activities was $12.7 million due to the purchase of marketable securities, offset by the maturities of marketable securities.

For the nine months ended September 30, 2024, cash used in investing activities was $38.0 million due to the purchase of marketable securities following completion of the 2024 Private Placement, offset by the maturities of marketable securities.

Financing Activities

For the nine months ended September 30, 2025, cash provided by financing activities was $4.6 million due to proceeds from the sale of common stock for $4.6 million, net of offering costs, pursuant to the Sales Agreement.

For the nine months ended September 30, 2024, cash provided by financing activities was $46.4 million due to proceeds from the 2024 Private Placement partially offset by the payment of issuance costs in connection therewith.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies and manufacturing, and other services for operating purposes. The amount and timing of contractual obligations may vary based on the timing of services. We can generally elect to discontinue the work under these agreements at any time. In the future, we could also enter into additional collaborative research, contract research, manufacturing and supplier agreements which may require upfront payments or long-term commitments of cash.

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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our condensed consolidated interim financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

Change in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 8, Commitments and Contingencies in the notes accompanying the unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to our risk factors previously disclosed in our Annual Report except as set forth below.

The Company has a history of operating losses and expects to continue to incur losses in the foreseeable future, which raises substantial doubt about its ability to continue as a going concern.

As discussed further in Note 2 to the Company’s unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report, the Company has a history of operating losses and expects to continue to incur losses in the foreseeable future, which raises substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date its unaudited interim condensed consolidated financial statements are issued. As described in further detail elsewhere in this Quarterly Report, the Company currently has no sources of revenue and its ability to continue as a going concern is dependent on its ability to raise capital and pursue its business strategies to fund operations and future business plans. The Company will continue to require additional financing to advance its current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. The Company intends to continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. If the Company does raise additional capital through public or private equity offerings, the ownership interest of its existing stockholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the Company's stockholders’ rights. If the Company raises additional capital through a debt financing, it may be subject to covenants limiting or restricting the Company's ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on the Company's financial condition and on its ability to pursue its business plans and strategies. If the Company is unable to raise sufficient capital when needed, it may need to delay, reduce or terminate planned activities to reduce costs, including development or commercialization activities for neflamapimod. The Company might also be required to seek funds through arrangements with third parties that require it to relinquish certain of its rights to neflamapimod or otherwise agree to terms unfavorable to the Company.

Additionally, volatility in the capital markets and general economic and geopolitical conditions in the U.S. and globally may be a significant obstacle to raising the required funds as and when needed. The Company’s unaudited condensed consolidated interim financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these unaudited condensed consolidated interim financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses, and the balance sheet classifications used. If the Company is unable to continue as a going concern, its stockholders could suffer the loss of all or a substantial portion of their investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Form of Stock Option Award Agreement under the CervoMed Inc. 2025 Equity Incentive Plan	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
101.INS*	Inline XBRL Instance Document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith.

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

CervoMed Inc.

Date: November 7, 2025	By:	/s/ John Alam
John Alam
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ William Elder
William Elder
Chief Financial Officer and General Counsel
(Principal Financial Officer)