Form 10-Q
period 2026-03-31
CervoMed Inc.
filed 2026-05-15
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of common stock outstanding at May [6], 2026 was [9,258,719] shares.

CervoMed Inc.

i

INTRODUCTORY NOTES

Note Regarding Company References and Other Defined Terms

Unless the context otherwise requires, all references in this Quarterly Report to (i) “CervoMed,” the “Company,” “we,” “our,” or “us,” refer to the business of CervoMed Inc. for all dates and periods subsequent to (and including) August 16, 2023 and to the business of EIP, our wholly-owned subsidiary and the accounting acquirer in the Merger, for all dates and periods prior to August 16, 2023 and (ii) “common stock” refer to our common stock, par value $0.001 per share.

We have also used several other defined terms in this Quarterly Report, many of which are explained or defined below:

Term	Definition
2015 Equity Plan	CervoMed Inc. 2015 Equity Incentive Plan, as amended
2018 Plan	CervoMed Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, as amended
2025 Equity Plan	CervoMed Inc. 2025 Equity Incentive Plan
401(k) Plan	CervoMed Inc. 401(k) Defined Contribution Plan
AD	Alzheimer’s Disease
ALS	amyotrophic lateral sclerosis
Annual Report	our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026
ASC	Accounting Standard Codification of the FASB
ASU	Accounting Standards Update
Board	our board of directors
CDMO	contract development and manufacturing organization
CMC	chemistry, manufacturing and controls
CODM	chief operating decision maker
CRO	contract research organization
DLB	dementia with Lewy bodies
DLB without AD co-pathology	DLB without concomitant AD-related pathology. May also be referred to as "pure" DLB.
EIP	EIP Pharma, Inc., a Delaware corporation and our wholly-owned subsidiary
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FTD	frontotemporal disorders
IT	information technology
Merger	the merger of Dawn Merger Sub Inc. with and into EIP, with EIP surviving as a wholly-owned subsidiary of the Company, completed on August 16, 2023, pursuant to the Merger Agreement
Merger Agreement	the Agreement and Plan of Merger, dated March 30, 2023, by and among Diffusion Pharmaceuticals Inc., Dawn Merger Sub Inc., and EIP
Nasdaq	the Nasdaq Stock Market LLC
nfvPPA	non-fluent variant primary progressive aphasia
NIA	the National Institute on Aging of the National Institutes of Health
NIA Grant	the $21.3 million grant awarded to us by the NIA to support the RewinD-LB Trial, $21.0 million of which was awarded in January 2023 and an additional $0.3 million of which was awarded in August 2024
p38α	p38 mitogen-activated protein kinase alpha
Pre-Funded Warrants	the pre-funded warrants each to purchase one share of common stock at a purchase price of $0.001 per share issued in connection with the 2024 Private Placement
Quarterly Report	this Quarterly Report on Form 10-Q

RAS	recovery after stroke
Regulation S-K	Regulation S-K promulgated under the Securities Act
RewinD-LB Trial	our Phase 2b clinical trial evaluating neflamapimod for the treatment of patients with DLB, from which we announced final results in October 2025
ROU	right-of-use
Sales Agreement	Sales Agreement, dated May 12, 2025, by and between the Company and Leerink Partners LLC
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Warrants

the warrants to purchase an aggregate of 2,532,285 shares of common stock at a purchase price of $39.24 per share issued in connection with our private placement of an aggregate of 2,532,285 units, each consisting of (i) (A) one share of common stock or (B) one Pre-Funded Warrant in lieu thereof and (ii) one Series A Warrant, for aggregate gross proceeds of up to approximately $149.4 million, completed on April 1, 2024

US	United States of America
US GAAP	US generally accepted accounting principles
Vertex	Vertex Pharmaceuticals Incorporated
Vertex Agreement	the Option and License Agreement, dated as of August 27, 2012, by and between EIP Pharma LLC and Vertex, as amended

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CervoMed Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$7,941,751	$8,235,469
Marketable securities	4,982,230	12,628,970
Prepaid expenses and other current assets	1,695,341	1,267,005
Deferred offering costs	493,596	320,581
Grant receivable	—	426,993
Total current assets	15,112,918	22,879,018
Total assets	$15,112,918	$22,879,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,272,497	$1,454,118
Accrued expenses and other current liabilities	2,224,706	3,201,999
Total liabilities	4,497,203	4,656,117
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Series A preferred stock $0.001 par value: 30,000,000 authorized at March 31, 2026 and December 31, 2025, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 1,000,000,000 shares authorized at March 31, 2026 and December 31, 2025: 9,258,719 and 9,252,719 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	9,258	9,252
Additional paid-in capital	116,268,674	115,905,684
Accumulated other comprehensive (loss) income	(208)	5,816
Accumulated deficit	(105,662,009)	(97,697,851)
Total stockholders' equity	10,615,715	18,222,901
Total liabilities and stockholders' equity	$15,112,918	$22,879,018

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2026	2025
Grant revenue	$—	$1,917,491
Operating expenses:
Research and development	5,135,419	4,837,798
General and administrative	2,975,105	2,382,577
Total operating expenses	8,110,524	7,220,375
Loss from operations	(8,110,524)	(5,302,884)
Other income (expense):
Other expense	(1,021)	(135)
Interest income	147,387	408,985
Total other income, net	146,366	408,850
Net loss	$(7,964,158)	$(4,894,034)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.86)	$(0.56)
Weighted average shares outstanding, basic and diluted	9,258,319	8,702,719
Net loss:
Net unrealized loss on marketable securities	(6,024)	(34,974)
Total comprehensive loss	$(7,970,182)	$(4,929,008)

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Month Period Ended March 31, 2026
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at December 31, 2025	9,252,719	$9,252	$115,905,684	$5,816	$(97,697,851)	$18,222,901
Unrealized loss on marketable securities	—	—	—	(6,024)	—	(6,024)
Stock-based compensation expense	—	—	349,196	—	—	349,196
Exercise of stock options	6,000	6	13,794	—	—	13,800
Net loss	—	—	—	—	(7,964,158)	(7,964,158)
Balance at March 31, 2026	9,258,719	$9,258	$116,268,674	$(208)	$(105,662,009)	$10,615,715

	Three Month Period Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at December 31, 2024	8,702,719	$8,702	$109,868,913	$56,197	$(70,731,484)	$39,202,328
Unrealized gain on marketable securities	—	—	—	(34,974)	—	(34,974)
Stock-based compensation expense	—	—	361,167	—	—	361,167
Net loss	—	—	—	—	(4,894,034)	(4,894,034)
Balance at March 31, 2025	8,702,719	$8,702	$110,230,080	$21,223	$(75,625,518)	$34,634,487

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,964,158)	$(4,894,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(70,104)	(251,828)
Stock-based compensation expense	349,196	361,167
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(428,336)	201,613
Accounts payable	765,364	349,158
Accrued expenses and other current liabilities	(1,097,293)	(285,439)
Grant receivable	426,993	625,004
Net cash used in operating activities	(8,018,338)	(3,894,359)

Cash flows from investing activities:
Purchase of marketable securities	(989,180)	(7,103,423)
Maturities of marketable securities	8,700,000	12,500,000
Net cash provided by investing activities	7,710,820	5,396,577

Cash flows from financing activities:
Proceeds from the exercise of stock options	13,800	—
Net cash provided by financing activities	13,800	—

Net (decrease) increase in cash and cash equivalents	(293,718)	1,502,218
Cash and cash equivalents at beginning of period	8,235,469	8,999,496
Cash and cash equivalents at end of period	$7,941,751	$10,501,714

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs in accrued expenses	$120,000	$—
Deferred offering costs in accounts payable	$53,015	$—
Unrealized loss on marketable securities	$(6,024)	$(34,974)

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

2. Liquidity and Capital Resources

Liquidity and Capital Resources

The Company has $12.9 million of cash, cash equivalents, and marketable securities as of March 31, 2026, has generated negative cash flows from operations and had an accumulated deficit of $105.7 million as of March 31, 2026. The Company expects to continue to generate operating losses for the foreseeable future. The Company’s future viability is dependent on its ability to raise additional capital to finance its operations and pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. These conditions cause substantial doubt regarding the Company’s ability to continue as a going concern.

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

Accordingly, substantial doubt about the Company’s ability to continue as a going concern is not alleviated. Based on its current operating plan, the Company does not believe its existing cash, cash equivalents and marketable securities on hand of $12.9 million as of March 31, 2026 will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance of these unaudited condensed consolidated interim financial statements.

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of the uncertainty described in this Note 2.

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

Unaudited condensed consolidated interim financial statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company in accordance with US GAAP for interim information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025, filed as part of the Company's Annual Report.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits. Management also believes that the Company is not exposed to significant credit risk as it relates to marketable securities because the Company invests in US government securities, commercial paper, and corporate debt securities.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds and commercial paper, are stated at fair value. There are de minimis unrealized losses on the money market funds for the three months ended March 31, 2026, and year ended December 31, 2025.

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

The Company evaluates its investments in marketable securities for impairment at each reporting period when the fair value is below amortized cost. If the Company intends to sell the security, or it is more likely than not the Company will be required to sell the security before recovery of amortized cost, the entire impairment is included in earnings. The Company did not record any impairment on marketable securities during the three months ended March 31, 2026, and 2025. There was no allowance for credit losses as of March 31, 2026, or December 31, 2025.

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

As of March 31, 2026, and December 31, 2025, there were $0.5 million and $0.3 million of deferred offering costs, respectively, related primarily, in each case, to the Sales Agreement.

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

A substantial portion of the Company's ongoing research and development activities are conducted by third-party service providers. The Company records an estimate of expense for nonclinical studies and clinical trials in the period the expense is incurred. Estimates are based on the services performed pursuant to contracts with research institutions, CROs in connection with clinical studies, investigative sites in connection with clinical studies, vendors in connection with nonclinical development activities, and CMOs in connection with the production of materials for clinical trials. Further, the Company records expenses related to clinical trials based on the level of subject enrollment and activity according to the related agreement. The Company monitors subject enrollment levels and related activity to the extent reasonably possible and makes judgments and estimates in determining the expense balance in each reporting period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the unaudited condensed consolidated interim financial statements as prepaid or accrued research and development.

If the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. To date, the Company has not experienced significant changes in its estimates of nonclinical studies and clinical trial expenses.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the unaudited condensed consolidated interim statement of operations and comprehensive loss.

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

The Company recognizes funding received from the NIA Grant as grant revenue, rather than as a reduction of research and development expenses, because the Company is the principal in conducting the research and development activities and these contracts are central to its ongoing operations. Revenue is recognized as the qualifying expenses related to the contracts are incurred. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the Company’s unaudited condensed consolidated interim balance sheets as grant receivable. Amounts received in advance of services rendered are recorded as deferred grant revenue on the Company's unaudited condensed consolidated interim balance sheets. The related costs incurred by the Company are included in research and development expense in the Company’s unaudited condensed consolidated interim statements of operations and comprehensive loss.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying unaudited condensed consolidated interim statements of operations and comprehensive loss. Accrued interest and penalties are included on the accrued expenses and other current liabilities line in the unaudited condensed consolidated interim balance sheet.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2026	2025
Common stock warrants	2,575,903	2,609,289
Stock options	1,285,806	909,438
	3,861,709	3,518,727

Recently Issued Accounting Pronouncements

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

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting Narrow-Scope Improvements" (Topic 270), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with US GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statement disclosures.

4. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, and accounts payable. The Company’s cash, cash equivalents, marketable securities, and accounts payable approximate fair value due to their relatively short maturities.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The following table presents the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2026
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents:
Money market accounts	$4,590,399	$—	$—
Commercial paper	—	1,988,990	—
Marketable securities:
Commercial paper	$—	$2,492,270	$—
US treasury bonds	—	2,239,960	—
US government agency bonds	—	250,000	—
Total assets measured at fair value	4,590,399	6,971,220	—

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents:
Money market accounts	$6,300,291	$—	$—
Commercial paper	—	999,330	—
Marketable securities:
Commercial paper	—	11,139,880	—
US treasury bonds	—	1,238,538	—
US government agency bonds	—	250,552	—
Total assets measured at fair value	6,300,291	13,628,300	—

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

The following is a summary of the Company's marketable securities which provides a reconciliation of amortized cost basis to fair value including cumulative unrealized gains and losses as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$2,492,175	$95	$—	$2,492,270
US treasury bonds	2,240,263	25	(328)	2,239,960
US government agency bonds	250,000	—	—	250,000
Total	$4,982,438	$120	$(328)	$4,982,230

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

	December 31, 2025
	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$11,134,856	$5,024	$—	$11,139,880
US treasury bonds	1,237,794	744	—	1,238,538
US government agency bonds	250,504	48	—	250,552
Total	$12,623,154	$5,816	$—	$12,628,970

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2026 or year ended December 31, 2025.

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

As part of the Vertex Agreement, the Company is obligated to make certain payments totaling up to approximately $117.0 million upon achievement of certain regulatory and sales milestones, and royalties on net sales of products on indications covered by the Vertex Agreement. The first expected milestone events concern filing of a New Drug Application with the FDA for marketing approval of neflamapimod in the US, or a similar filing for a non-US major market, as specified in the Vertex Agreement, and such royalties will be on a sliding scale of percentages of net sales in the low- to mid-teens, depending on the amount of net sales in the applicable years. The Company is also obligated to make a milestone payment to Vertex upon net sales reaching a certain specified amount in any 12-month period. The Vertex Agreement states that royalties will be reduced by 50% during any portion of the royalty term when there is no valid claim of an issued patent within specified patent rights covering the licensed product. The Company also has the right to deduct, on a country by country basis, from royalties otherwise payable to Vertex under the terms of the Vertex Agreement, 50% of all royalties, upfront fees, milestones and other payments paid by the Company or any of the Company’s affiliates or sublicensees to third parties under licenses that are necessary for the development, manufacture, sale or use of a licensed product, provided that in no event will the royalty payable to Vertex be reduced to less than 50% of the rates specified in the Vertex Agreement, subject to certain adjustments specified therein. The Company has made a total of $100,000 in payments to Vertex related to the Vertex Agreement. No payments were made during the three months ended March 31, 2026 and 2025.

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

There was no revenue recognized from the NIA Grant for the three months ended March 31, 2026. The total revenue recognized from the NIA Grant was $1.9 million for the three months ended March 31, 2025. As of March 31, 2026, aggregate total cash funding of $20.9 million has been received from the NIA Grant. There is no further funding available under the NIA Grant and no receivable balance remaining as of March 31, 2026. During the three months ended March 31, 2026, the Company forfeited $0.2 million previously awarded under the NIA Grant due to underbilling on an agreement with a clinical trial site. As of December 31, 2025, $0.4 million was recorded as a receivable in the consolidated balance sheet for allowable expenses incurred during the year ended December 31, 2025.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

During the year ended December 31, 2025, the Company received access to 98% of the year 3 funding provided for in the NIA Grant, due to then-current NIA policy. In January 2026, the Company was informed that it would not receive the final 2% of year 3 grant funding, or approximately $0.2 million, that remained unavailable as of December 31, 2025, as a result of agency-wide reductions in NIA funding.

6. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2026	December 31, 2025
Clinical expenses	$830,944	$677,604
Insurance	245,366	405,795
Professional services	491,913	119,803
Dues and memberships	40,863	43,828
Other	86,255	19,975
Total	$1,695,341	$1,267,005

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Employee compensation costs	$456,422	$1,061,766
Clinical development costs	834,412	1,484,318
Professional fees	800,079	532,076
State franchise and excise tax	50,456	40,456
Other	83,337	83,383
Total	$2,224,706	$3,201,999

8. Commitments and Contingencies

Operating Leases

The Company has a short-term lease for office space in Boston, Massachusetts. Lease expense was approximately $21,600 and $8,500 for the three months ended March 31, 2026 and 2025, respectively.

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

Defined Contribution Retirement Plan

The Company has established its 401(k) Plan, which covers all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the 401(k) Plan up to 90% of their compensation, limited by the IRS-imposed maximum. The Company provides a safe harbor match with a maximum amount of 4% of the participant’s compensation. There were total contributions under the 401(k) Plan of $0.2 million for each of the three-month periods ended March 31, 2026 and 2025.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Legal Proceedings

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the former Chief Executive Officer of the Company’s legal predecessor, under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action. After a related hearing on April 14, 2015, the court granted the Company’s petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. On November 19, 2018 at an Order to Show Cause Re Dismissal Hearing, the court found sufficient grounds not to dismiss the case and an arbitration hearing was scheduled, originally for November 2020 but later postponed due to the COVID-19 pandemic and related restrictions on gatherings in the State of California. In addition, following the November 2018 hearing, an automatic stay was placed on the arbitration in connection with the plaintiff filing for personal bankruptcy protection. On October 22, 2021, following a determination by the bankruptcy trustee not to pursue the claims and release them back to the plaintiff, the parties entered into a stipulation to abandon arbitration and return the matter to state court. A case management conference was held on February 23, 2022 at which an initial trial date of May 24, 2023 was set, and the parties have agreed to stipulate to mediation in advance of the trial. On October 20, 2022, the parties filed a joint stipulation to continue the trial and certain deadlines related to the mediation in order to allow plaintiff’s counsel to continue to seek treatment for an ongoing medical issue. On November 1, 2022, based on the parties' joint stipulation, the court entered an order continuing the trial date to October 25, 2023, on October 6, 2023, the court entered an order further continuing the trial date to April 24, 2024, and on March 3, 2024, based on an additional joint stipulation of the parties, the court entered an order continuing the trial date to October 23, 2024. On September 4, 2024, due to certain delays in discovery as a result of, among other things, plaintiff's counsel's health complications, the parties filed a joint stipulation to continue the trial and certain deadlines related thereto. On October 9, 2024, based on the parties' joint stipulation, the court entered an order continuing the trial date to April 30, 2025. On January 6, 2025, the Company filed a Motion for Summary Adjudication against plaintiff’s claims for promissory fraud, negligent misrepresentation, and common counts. On February 21, 2025, the parties filed a joint stipulation to continue the trial and certain deadlines related thereto and, on March 12, 2025, the court entered an order continuing the trial date to November 26, 2025. On October 22, 2025, pursuant to an additional joint stipulation to continue the trial and certain deadlines related thereto filed by the parties, the court entered an order continuing the trial date to May 13, 2026. On March 24, 2026, pursuant to an additional joint stipulation to continue the trial and certain deadlines related thereto filed by the parties, the court entered an order continuing the trial date to October 7, 2026. On March 26, 2026, the court granted in part the Company’s motion for summary judgment and dismissed certain of the plaintiff’s asserted claims related to promissory fraud, negligent misrepresentation, breach of employment agreement, and violations of the California Labor Code.

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

9. Stockholders' Equity and Common Stock Warrants

Warrants

As of March 31, 2026, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Exercise price per share	Expiration dates
Historical EIP common stock warrants	43,618	$19.81	April 2028
Series A common stock warrants	2,532,285	$39.24	April 2027
	2,575,903

May 2025 At-The-Market Offering Program

On May 12, 2025, the Company entered into the Sales Agreement with Leerink Partners LLC, as sales agent, pursuant to which the Company may offer and sell shares of common stock from time-to-time with an aggregate offering price of up to $50.0 million under an “at-the-market" offering program. During the year ended December 31, 2025, the Company sold 550,000 shares of common stock to an institutional investor in a block sale for proceeds of $4.7 million, net of $0.1 million of issuance costs. There was no activity related to the Sales Agreement during the three months ended March 31, 2026.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

10. Stock-Based Compensation Expense

2015 Equity Plan

In June 2015, the Company’s stockholders approved the 2015 Equity Plan, pursuant to which the Company previously issued incentive stock options, non-qualified stock options, stock grants, and other stock-based awards to employees, directors, and consultants, as specified in the 2015 Equity Plan and subject to applicable SEC and Nasdaq rules and regulations. The 2015 Equity Plan provided for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company’s Board. On January 1, 2025, the number of shares available for future issuance under the 2015 Equity Plan increased by 348,109. As of March 31, 2026, the term of the 2015 Equity Plan had expired and no additional shares may be issued thereunder.

2018 Employee, Director and Consultant Equity Incentive Plan

On March 28, 2018, EIP adopted the 2018 Plan, which was assumed by the Company pursuant to and in accordance with the terms of the Merger Agreement. Under the 2018 Plan, the Company previously issued incentive stock options, non-qualified stock options, stock grants, and other stock-based awards to employees, directors, and consultants, as specified in the 2018 Plan and subject to applicable SEC and Nasdaq rules and regulations. The Board had the authority to determine to whom options or stock will be granted, the number of shares, the term, and the exercise price. Options granted under the 2018 Plan have a term of up to ten years and generally vest over a four-year period with 25% of the options vesting after one-year of service and the remainder vesting monthly thereafter. As of March 31, 2026, there were no shares available for issuance.

Inducement Grants

During the year ended December 31, 2025, the Company granted stock options to purchase an aggregate of 129,000 shares of common stock as material inducements to the employment of two new employees, in each case, in accordance with Nasdaq Listing Rule 5635(c)(4). Each such inducement option has a term of ten years and vests over a 36-month period commencing on the last day of the month in which the grant date occurred (subject to each employee's continued employment with the Company). No such grants have been made during the three months ended March 31, 2026.

2025 Equity Plan

On April 14, 2025, the Board approved the 2025 Equity Plan, and the 2025 Equity Plan was subsequently approved by the Company's stockholders at its 2025 Annual Meeting of Stockholders on June 23, 2025. As of March 31, 2026, there were 435,900 shares available for future issuance under the 2025 Equity Plan.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Research and development	$126,710	$123,702
General and administrative	222,486	237,465
Total stock-based compensation expense	$349,196	$361,167

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The following table summarizes the activity related to all stock option grants for the three months ended March 31, 2026:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at January 1, 2026	992,701	$11.76	8.0
Granted	299,300	4.80
Exercised	(6,000)	2.30
Forfeited	(195)	5.33
Outstanding at March 31, 2026	1,285,806	10.19	7.7	—
Exercisable at March 31, 2026	647,997	14.66	6.3	—

The Black-Scholes option pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	5.75	5.76
Risk-free interest rate	3.83%	4.35%
Expected volatility	69.73%	76.68%
Dividend yield	—	—

At March 31, 2026, there was $2.3 million of unrecognized compensation expense that will be recognized over a weighted-average period of 2.2 years.

On April 14, 2025, the Board approved a separation agreement with the Company’s former Chief Operating Officer, pursuant to which the executive's employment with the Company concluded effective July 1, 2025. Based on the terms of his separation agreement, unvested shares under previously granted option awards will continue to vest on the schedule provided for in the applicable option award agreement through September 30, 2026. The Company accounted for the change in vesting terms of his unvested stock options as an improbable-to-probable modification of his stock options and recognized $0.2 million of expense in relation to this modification during the year ended December 31, 2025. In addition, the exercise period for any shares under previously granted option awards vested as of April 14, 2025 was extended to September 30, 2026. The Company accounted for the change in exercise terms as probable-to-probable modification of his stock options and recognized $0.1 million of expense in relation to this modification during the year ended December 31, 2025. There was no expense recognized related to the modification during the three months ended March 31, 2026.

11. Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the CODM, or decision-making group, in deciding how to allocate resources in assessing performance. CervoMed Inc. has one reportable segment which consists of clinical trials and nonclinical studies related to the development of product candidates for treatments for age-related neurologic disorders and other medical indications. The Company’s CODM is the Chief Executive Officer.

The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies. To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. The CODM assesses the financial performance for the Company's segment based on net loss. The CODM also uses internal budget versus forecasted expense and cash forecast models in making certain decisions. Such models are reviewed to assess the entity-wide/single-segment operating results and performance, including how long cash-on-hand is expected to be sufficient. The measure of segment assets is reported on the consolidated balance sheet as total assets. The segment measure of loss is reported on the condensed consolidated interim statement of operations and comprehensive loss as net loss.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025 (unaudited):

	Three Months Ended March 31,
	2026	2025
Grant revenue	$—	$1,917,491
Research and development expenses:
Dementia with Lewy bodies	746,745	2,157,831
Frontotemporal disorders (incl. nfvPPA)	467,963	146,273
Recovery after stroke	308,951	252,542
Other clinical* and nonclinical	1,031,918	675,391
Personnel costs, excluding stock-based compensation	978,913	773,724
Stock-based compensation	126,710	123,702
Other research and development expenses, including CMC**	1,474,219	708,335
Total research and development expenses	5,135,419	4,837,798
General and administrative expenses:
Personnel costs, excluding stock-based compensation	1,316,430	1,111,094
Stock-based compensation	222,486	237,465
Professional fees	1,102,801	729,570
Insurance, taxes and similar fees	214,764	219,586
Other general and administrative expenses, including IT, facilities, supplies and similar costs	118,624	84,862
Total general and administrative expenses	2,975,105	2,382,577
Other income	146,366	408,850
Net loss	$(7,964,158)	$(4,894,034)

* - Includes early-stage clinical studies that are not indication-specific and related costs.

** - Includes, among other things, CMC-related costs, shipping, packaging and storage costs, certain consulting costs, and other miscellaneous research development expenses.

12. Subsequent Events

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

Financial Summary

As of March 31, 2026, we had cash, cash equivalents, and marketable securities of approximately $12.9 million. To date, we have not had any products approved for sale and have not generated any revenue from product sales, and our ability to do so in the future will depend on the successful development and eventual commercialization of neflamapimod (or another product candidate that we could acquire or develop in the future). We do not expect to generate revenue from product sales until such time, if ever.

Our accumulated deficit as of March 31, 2026 was $105.7 million. We have never been profitable, and we will continue to require additional capital to develop neflamapimod and fund operations for the foreseeable future. We have historically incurred net losses in each year since inception. Our net loss was $8.0 million and $4.9 million in the three months ended March 31, 2026 and 2025, respectively. We expect our expenses will increase in connection with our ongoing activities, as we:

●	advance neflamapimod through clinical trials, including our planned Phase 3 trial in DLB, subject to available funding;
●	manufacture supplies for our nonclinical studies and clinical trials;
●	obtain, maintain, expand, and protect our intellectual property portfolio;
●	hire additional personnel to support our operations and growth; and
●	continue to operate as a public company.

Based on our current operating plan, we do not believe our existing cash, cash equivalents, and marketable securities on hand as of March 31, 2026, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report. The unaudited condensed consolidated interim financial statements appearing elsewhere in this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to do so in the near future. In January 2023, we were awarded our $21.0 million NIA Grant and, in August 2024, we were awarded an additional $0.3 million under our NIA Grant. Funding from the NIA Grant was to be received in three annual installments and recognized as grant revenue as the qualifying expenses related thereto are incurred. There was no revenue recognized from the NIA Grant for the three months ended March 31, 2026. The total revenue recognized from the NIA Grant was $1.9 million for the three months ended March 31, 2025.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Grant revenue	$—	$1,917,491	$(1,917,491)	(100)%
Operating expenses:
Research and development	5,135,419	4,837,798	297,621	6%
General and administrative	2,975,105	2,382,577	592,528	25%
Total operating expenses	8,110,524	7,220,375	890,149	12%
Loss from operations	(8,110,524)	(5,302,884)	(2,807,640)	53%
Other income (expense):
Other expense	(1,021)	(135)	(886)	(a)
Interest income	147,387	408,985	(261,598)	(64)%
Total other income, net	146,366	408,850	(262,484)	(64)%
Net loss	$(7,964,158)	$(4,894,034)	$(3,070,124)	63%

*(a) Not meaningful

Net Loss

Our net loss was $8.0 million for the three months ended March 31, 2026, compared to $4.9 million in the prior year period. The aggregate increase of $3.1 million was primarily due to a $1.9 million decrease in grant revenue and a $0.9 million increase in total operating expenses, in each case, as further described below.

Grant Revenue

There was no revenue recognized from the NIA Grant for the three months ended March 31, 2026. The total revenue recognized from the NIA Grant was $1.9 million for the three months ended March 31, 2025. The decrease of $1.9 million was due to the completion of the RewinD-LB Trial in mid-2025 and, accordingly, there currently being no further funding available or expected under the NIA Grant.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Dementia with Lewy bodies	$746,745	$2,157,831	$(1,411,086)	(65)%
Frontotemporal disorders (incl. nfvPPA)	467,963	146,273	321,690	220%
Recovery after stroke	308,951	252,542	56,409	22%
Other clinical* and nonclinical	1,031,918	675,391	356,527	53%
Personnel costs, excluding stock-based compensation	978,913	773,724	205,189	27%
Stock-based compensation	126,710	123,702	3,008	2%
Other research and development expenses, including CMC	1,474,219	708,335	765,884	108%
Total research and development expenses	$5,135,419	$4,837,798	$297,621	6%

* Includes early-stage clinical studies that are not indication-specific and related costs.

Research and development expenses were $5.1 million for the three months ended March 31, 2026, compared to $4.8 million for the three months ended March 31, 2025. The aggregate $0.3 million increase in research and development expenses was primarily due to increases of $0.8 million in other research and development costs and $0.4 million in other clinical and nonclinical costs, driven, in each case, by increased CMC and other activities to develop and evaluate a stable crystal form of neflamapimod and new, controlled manufacturing process, as well as increases of $0.3 million in costs related to FTD, as we continued to progress our Phase 2a trial in nfvPPA, and $0.2 million in personnel costs, driven by higher headcount and outsourced consulting costs. These increases were offset by $1.4 million decrease in costs related to our DLB program – including our recently completed RewinD-LB Trial.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Personnel costs, excluding stock-based compensation	1,316,430	1,111,094	$205,336	18%
Stock-based compensation	222,486	237,465	(14,979)	(6)%
Professional fees	1,102,801	729,570	373,231	51%
Insurance, taxes and similar fees	214,764	219,586	(4,822)	(2)%
Other general and administrative expenses, including IT, facilities, supplies and similar costs	118,624	84,862	33,762	40%
Total general and administrative expenses	$2,975,105	$2,382,577	$592,528	25%

General and administrative expenses were $3.0 million for the three months ended March 31, 2026, compared to $2.4 million for the three months ended March 31, 2025. The aggregate increase of $0.6 million was primarily due to a $0.4 million increase in professional fees, driven by legal expenses and consulting expenses, and a $0.2 million increase in personnel costs, primarily driven by increased headcount.

Other Expense

There was a de minimis amount of other expenses for the three months ended March 31, 2026 and 2025.

Interest income

Interest income was $0.1 million for the three months ended March 31, 2026, compared to $0.4 million for the three months ended March 31, 2025. The decrease of $0.3 million was primarily due to change in returns on investments driven by a lower investment balance due to cash used for operations.

Liquidity and Capital Resources

Capital Requirements

From the date of our inception through March 31, 2026, our operations have primarily been financed through the issuance of common stock, convertible preferred stock and convertible debt financings. As of March 31, 2026, we had approximately $12.9 million of cash, cash equivalents, and marketable securities. We have not generated positive cash flows from operations and as of March 31, 2026, we had an accumulated deficit of approximately $105.7 million. In January 2023, we were awarded a $21.0 million grant from the NIA to support the RewinD-LB Trial, which was expected to be received over a three-year period. In August 2024, we received an additional $0.3 million from the NIA. As of March 31, 2026, aggregate total cash funding of $20.9 million has been received from the NIA Grant. There is no further funding available under this grant and no receivable balance remaining as of March 31, 2026. During the three months ended March 31, 2026, we forfeited $0.2 million previously awarded under the NIA Grant due to underbilling on an agreement with a clinical trial site. During the year ended December 31, 2025, we received access to 98% of the year 3 funding provided for in the NIA Grant, due to then-current NIA policy. In January 2026, we were informed that we would not receive the final 2% of year 3 grant funding, or approximately $0.2 million, that remained unavailable as of December 31, 2025, as a result of agency-wide reductions in NIA funding.

On May 12, 2025, we entered into the Sales Agreement with Leerink Partners LLC, as sales agent, pursuant to which we may offer and sell shares of common stock from time-to-time with an aggregate offering price of up to $50.0 million under an “at-the-market" offering program. In June 2025, we sold 550,000 shares of common stock to an institutional investor in a block sale for proceeds of $4.7 million, net of $0.1 million of issuance costs. There was no activity related to the Sales Agreement in the three months ended March 31, 2026.

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

Based on our current operating plan, we do not believe our existing cash, cash equivalents, and marketable securities on hand as of March 31, 2026, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report. Accordingly, substantial doubt exists about our ability to continue as a going concern within one year after the date the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report are issued. The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings, royalty arrangements, or other dilutive or non-dilutive capital sources, including potential collaborations, licenses and/or other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through a debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs, including our development or commercialization activities for neflamapimod. We might also be required to seek funds through arrangements with third parties that require us to relinquish certain of our rights to neflamapimod or otherwise agree to terms unfavorable to us.

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
●

the hiring of additional clinical, scientific and commercial personnel to pursue our development plans, as well as the increased costs of internal and external resources to support our operations as a public reporting company;

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

Cash Flows

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(8,018,338)	$(3,894,359)
Net cash provided by investing activities	7,710,820	5,396,577
Net cash provided by financing activities	13,800	—
Net (decrease) increase in cash and cash equivalents	$(293,718)	$1,502,218

Operating Activities

For the three months ended March 31, 2026, cash used in operating activities was $8.0 million. The net cash outflow from operations primarily resulted from net loss of $8.0 million, accretion of discount on marketable securities of $0.1 million, and changes in operating assets and liabilities of $0.3 million, partially offset by a non-cash expense of $0.3 million for stock-based compensation.

For the three months ended March 31, 2025, cash used in operating activities was $3.9 million. The net cash outflow from operations primarily resulted from net loss of $4.9 million and accretion of discount on marketable securities of $0.3 million, partially offset by changes in operating assets and liabilities of $0.9 million and by a non-cash expense of $0.4 million for stock-based compensation.

Investing Activities

For the three months ended March 31, 2026, cash provided by investing activities was $7.7 million due to the maturities of marketable securities, partially offset by the purchase of marketable securities.

For the three months ended March 31, 2025, cash provided by investing activities was $5.4 million due to the maturities of marketable securities, partially offset by the purchase of marketable securities.

Financing Activities

For the three months ended March 31, 2026, cash provided by financing activities was $13,800 due to proceeds from the cash exercise of employee stock options.

We did not have any cash provided by or used in financing activities for the three months ended March 31, 2025.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, nonclinical studies and manufacturing, and other services for operating purposes. The amount and timing of contractual obligations may vary based on the timing of services. We can generally elect to discontinue the work under these agreements at any time. In the future, we could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements which may require upfront payments or long-term commitments of cash.

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, promulgated by the SEC under the Securities Act and Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item 3.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2026.

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

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

CervoMed Inc.

Date: May [15], 2026	By:	/s/ John Alam
John Alam
President and Chief Executive Officer
(Principal Executive Officer)

Date: May [15], 2026	By:	/s/ William Elder
William Elder
Chief Financial Officer and General Counsel
(Principal Financial Officer)