Form 10-Q
period 2026-06-30
CervoMed Inc.
filed 2026-08-07
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of common stock outstanding at August 6, 2026 was 15,119,096 shares.

CervoMed Inc.

i

INTRODUCTORY NOTES

Note Regarding Company References and Other Defined Terms

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (the "Quarterly Report") to (i) “CervoMed,” the “Company,” “we,” “our,” or “us,” refer to the business of CervoMed Inc. for all dates and periods subsequent to (and including) August 16, 2023 and to the business of EIP, our wholly-owned subsidiary and the accounting acquirer in the Merger, for all dates and periods prior to August 16, 2023 and (ii) “common stock” refer to our common stock, par value $0.001 per share.

We have also used several other defined terms in this Quarterly Report, many of which are explained or defined below:

Term	Definition
2015 Equity Plan	CervoMed Inc. 2015 Equity Incentive Plan, as amended
2018 Plan	CervoMed Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, as amended
2025 Equity Plan	CervoMed Inc. 2025 Equity Incentive Plan, as amanded
2026 Pre-Funded Warrants	the previously outstanding pre-funded warrants, each to purchase one share of common stock at a purchase price of $0.001 per share, issued in connection with the 2026 Private Placement
2026 Private Placement

our private placement of an aggregate of 3,360,377 units, each consisting of (i) (A) one share of common stock or (B) one 2026 Pre-Funded Warrant in lieu thereof, (ii) one Series B Warrant, and (iii) one Series C Warrant, completed on June 11, 2026

2026 Registered Direct Offering	our registered direct offering of an aggregate of 2,500,000 shares of common stock, completed on June 22, 2026
401(k) Plan	CervoMed Inc. 401(k) Defined Contribution Plan
AD	Alzheimer’s Disease
ALS	amyotrophic lateral sclerosis
Annual Report	our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026
ASC	Accounting Standard Codification of the FASB
ASU	Accounting Standards Update
ASU 2023-09	ASU No. 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures”
AscenD-LB Trial	our Phase 2a clinical trial evaluating neflamapimod for the treatment of patients with DLB, completed in the second half of 2021
Board	our board of directors
CDMO	contract development and manufacturing organization
CMC	chemistry, manufacturing and controls
CODM	chief operating decision maker
CRO	contract research organization
DLB	dementia with Lewy bodies
DLB without AD co-pathology	DLB without concomitant AD-related pathology. May also be referred to as "pure" DLB

EIP	EIP Pharma, Inc., a Delaware corporation and our wholly-owned subsidiary

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
FDA	US Food and Drug Administration
FTD	frontotemporal dementia
Historical EIP common stock warrants	the warrants to purchase shares of common stock originally issued by EIP prior to the Merger and assumed by the Company
ILAP	the United Kingdom’s Innovative Licensing and Access Pathway
IT	information technology
Merger	the merger of Dawn Merger Sub Inc. with and into EIP, with EIP surviving as a wholly-owned subsidiary of the Company, completed on August 16, 2023, pursuant to the Merger Agreement
Merger Agreement	the Agreement and Plan of Merger, dated March 30, 2023, by and among Diffusion Pharmaceuticals Inc., Dawn Merger Sub Inc., and EIP
Nasdaq	the Nasdaq Stock Market LLC
nfvPPA	nonfluent variant primary progressive aphasia
NIA	the National Institute on Aging of the National Institutes of Health
NIA Grant	the $21.3 million grant awarded to us by the NIA to support the RewinD-LB Trial, $21.0 million of which was awarded in January 2023 and an additional $0.3 million of which was awarded in August 2024
p38α	p38 mitogen-activated protein kinase alpha
PPA	primary progressive aphasia
Placement Agent Warrants	the warrants to purchase an aggregate of 150,000 shares of common stock at a purchase price of $5.00 per share issued to the placement agent in connection with the 2026 Registered Direct Offering
ptau181	plasma phosphorylated tau at position 181
Pure DLB	DLB with low likelihood of AD co-pathology
RAS	Recovery After Stroke
Regulation S-K	Regulation S-K promulgated under the Securities Act
Restore Trial	our ongoing Phase 2a clinical trial evaluating neflamapimod for the treatment of patients recovering from ischemic stroke, which the Company initiated in the second quarter of 2025
RewinD-LB Trial	our Phase 2b clinical trial evaluating neflamapimod for the treatment of patients with DLB, from which we announced final results in October 2025
ROU	right-of-use
Sales Agreement	Sales Agreement, dated May 12, 2025, by and between the Company and Leerink Partners LLC
SEC	US Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Warrants	the warrants to purchase an aggregate of 2,532,285 shares of common stock at a purchase price of $39.24 per share issued in connection with the 2024 Private Placement
Series B Warrants	the warrants to purchase an aggregate of 3,360,377 shares of common stock at a purchase price of $3.32 per share issued in connection with the 2026 Private Placement
Series C Warrants	the warrants to purchase an aggregate of 3,360,377 shares of common stock at a purchase price of $3.14 per share issued in connection with the 2026 Private Placement
US	United States of America
US GAAP	generally accepted accounting principles in the US
Vertex	Vertex Pharmaceuticals Incorporated
Vertex Agreement	the Option and License Agreement, dated as of August 27, 2012, by and between EIP Pharma LLC and Vertex, as amended

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

Forward-looking statements appear in a number of places throughout this Quarterly Report. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “aims,” “seeks,” “intends,” “may,” “might,” “could,” “will,” “should,” “approximately,” “potential,” “target,” “project,” “contemplate,” “predict,” “forecast,” “continue,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements also include statements regarding our intentions, beliefs, projections, outlook, analyses or expectations concerning, among other things:

●	our cash balances and our ability to obtain additional financing in the future;

●	our ability to successfully enter into a partnership to advance neflamapimod into a Phase 3 clinical trial in patients with DLB in a timely manner, on acceptable terms, or at all;

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

v

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CervoMed Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$22,462,577	$8,235,469
Marketable securities	2,475,595	12,628,970
Prepaid expenses and other current assets	733,718	1,267,005
Deferred offering costs	320,581	320,581
Grant receivable	—	426,993
Total current assets	25,992,471	22,879,018
Total assets	$25,992,471	$22,879,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$687,111	$1,454,118
Accrued expenses and other current liabilities	2,345,063	3,201,999
Total liabilities	3,032,174	4,656,117
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Series A preferred stock $0.001 par value: 30,000,000 authorized at June 30, 2026 and December 31, 2025, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 1,000,000,000 shares authorized at June 30, 2026 and December 31, 2025: 13,526,233 and 9,252,719 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	13,526	9,252
Additional paid-in capital	135,180,330	115,905,684
Accumulated other comprehensive income	106	5,816
Accumulated deficit	(112,233,665)	(97,697,851)
Total stockholders' equity	22,960,297	18,222,901
Total liabilities and stockholders' equity	$25,992,471	$22,879,018

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Grant revenue	$—	$1,757,724	$—	$3,675,215
Operating expenses:
Research and development	4,321,772	5,108,625	9,457,191	9,946,423
General and administrative	2,356,779	3,265,374	5,331,884	5,647,951
Total operating expenses	6,678,551	8,373,999	14,789,075	15,594,374
Loss from operations	(6,678,551)	(6,616,275)	(14,789,075)	(11,919,159)
Other income (expense):
Other income (expense)	1,998	(10,256)	977	(10,391)
Interest income	104,897	368,127	252,284	777,112
Total other income, net	106,895	357,871	253,261	766,721
Net loss	$(6,571,656)	$(6,258,404)	$(14,535,814)	$(11,152,438)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.64)	$(0.70)	$(1.49)	$(1.26)
Weighted average shares outstanding, basic and diluted	10,244,516	8,950,521	9,754,142	8,827,305
Net loss:
Net unrealized gain (loss) on marketable securities	314	(22,006)	(5,710)	(56,980)
Total comprehensive loss	$(6,571,342)	$(6,280,410)	$(14,541,524)	$(11,209,418)

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Month Period Ended June 30, 2026
	Common Stock		Additional	Accumulated other		Total
			Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at March 31, 2026	9,258,719	$9,258	$116,268,674	$(208)	$(105,662,009)	$10,615,715
Unrealized gain on marketable securities	—	—	—	314	—	314
Stock-based compensation expense	—	—	362,275	—	—	362,275
Issuance of common stock, net - 2026 Private Placement	1,767,514	1,768	9,510,662	—	—	9,512,430
Issuance of common stock, net - 2026 Registered Direct Offering	2,500,000	2,500	9,038,719	—	—	9,041,219
Net loss	—	—	—	—	(6,571,656)	(6,571,656)
Balance at June 30, 2026	13,526,233	$13,526	$135,180,330	$106	$(112,233,665)	$22,960,297

	Six Month Period Ended June 30, 2026
	Common Stock		Additional	Accumulated other		Total
			Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at December 31, 2025	9,252,719	$9,252	$115,905,684	$5,816	$(97,697,851)	$18,222,901
Unrealized loss on marketable securities	—	—	—	(5,710)	—	(5,710)
Stock-based compensation expense	—	—	711,471	—	—	711,471
Exercise of stock options	6,000	6	13,794	—	—	13,800
Issuance of common stock, net - 2026 Private Placement	1,767,514	1,768	9,510,662	—	—	9,512,430
Issuance of common stock, net - 2026 Registered Direct Offering	2,500,000	2,500	9,038,719	—	—	9,041,219
Net loss	—	—	—	—	(14,535,814)	(14,535,814)
Balance at June 30, 2026	13,526,233	$13,526	$135,180,330	$106	$(112,233,665)	$22,960,297

	Three Month Period Ended June 30, 2025
	Common Stock		Additional	Accumulated other		Total
			Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at March 31, 2025	8,702,719	$8,702	$110,230,080	$21,223	$(75,625,518)	$34,634,487
Unrealized loss on marketable securities	—	—	—	(22,006)	—	(22,006)
Stock-based compensation expense	—	—	497,015	—	—	497,015
Sale of common stock, net of issuance costs	550,000	550	4,588,137	—	—	4,588,687
Net loss	—	—	—	—	(6,258,404)	(6,258,404)
Balance at June 30, 2025	9,252,719	$9,252	$115,315,232	$(783)	$(81,883,922)	$33,439,779

	Six Month Period Ended June 30, 2025
	Common Stock		Additional	Accumulated other		Total
			Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at December 31, 2024	8,702,719	$8,702	$109,868,913	$56,197	$(70,731,484)	$39,202,328
Unrealized loss on marketable securities	—	—	—	(56,980)	—	(56,980)
Stock-based compensation expense	—	—	858,182	—	—	858,182
Sale of common stock, net of issuance costs	550,000	550	4,588,137	—	—	4,588,687
Net loss	—	—	—	—	(11,152,438)	(11,152,438)
Balance at June 30, 2025	9,252,719	$9,252	$115,315,232	$(783)	$(81,883,922)	$33,439,779

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,535,814)	$(11,152,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(89,243)	(486,494)
Stock-based compensation expense	711,471	858,182
Changes in operating assets and liabilities:
Prepaid expenses and other assets	533,287	(58,967)
Deferred offering costs	—	(163,354)
Accounts payable	(767,007)	272,592
Accrued expenses and other current liabilities	(1,216,450)	428,169
Grant receivable	426,993	(106,744)
Net cash used in operating activities	(14,936,763)	(10,409,054)

Cash flows from investing activities:
Purchase of marketable securities	(3,463,092)	(16,858,416)
Maturities of marketable securities	13,700,000	22,000,000
Net cash provided by investing activities	10,236,908	5,141,584

Cash flows from financing activities:
Proceeds from the exercise of stock options	13,800	—
Proceeds from the issuance of common stock, net of issuance costs - 2026 Private Placement	9,685,402	—
Proceeds from the issuance of common stock, net of issuance costs - 2026 Registered Direct Offering	9,227,761	—
Sale of common stock under At-the-Market Sales Agreement, net of issuance costs	—	4,588,687
Net cash provided by financing activities	18,926,963	4,588,687

Net increase (decrease) in cash and cash equivalents	14,227,108	(678,783)
Cash and cash equivalents at beginning of period	8,235,469	8,999,496
Cash and cash equivalents at end of period	$22,462,577	$8,320,713

Supplemental disclosure of non-cash investing and financing activities:
Offering costs in accrued expenses	$359,514
Deferred offering costs in accounts payable	$—	$61,577
Unrealized loss on marketable securities	$(5,710)	$(56,980)

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

2. Liquidity and Capital Resources

The Company had $24.9 million of cash, cash equivalents, and marketable securities as of June 30, 2026, has generated negative cash flows from operations and had an accumulated deficit of $112.2 million as of June 30, 2026. The Company expects to continue to generate operating losses for the foreseeable future. The Company’s future viability is dependent on its ability to raise additional capital to finance its operations and pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all.

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

Based on its current operating plan, the Company believes its existing cash, cash equivalents and marketable securities on hand of $24.9 million as of June 30, 2026 will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance of these unaudited condensed consolidated interim financial statements.

Risks and Uncertainties

Based on its current operating plan, the Company believes its existing cash, cash equivalents and marketable securities on hand of $24.9 million as of June 30, 2026 will enable the Company to fund its operating expenses and capital expenditure requirements through the third quarter of 2027, a date which is at least twelve months from the issuance of these unaudited condensed consolidated interim financial statements.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds and commercial paper, are stated at fair value. There are de minimis unrealized losses on the money market funds for the three and six months ended June 30, 2026 and year ended December 31, 2025.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The Company evaluates its investments in marketable securities for impairment at each reporting period when the fair value is below amortized cost. If the Company intends to sell the security, or it is more likely than not the Company will be required to sell the security before recovery of amortized cost, the entire impairment is included in earnings. The Company did not record any impairment on marketable securities during the three and six months ended June 30, 2026 and 2025. There was no allowance for credit losses as of June 30, 2026 or December 31, 2025.

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

As of June 30, 2026 and December 31, 2025, there were $0.3 million of deferred offering costs related primarily to the Sales Agreement.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Research and Development

Research and development costs are expensed as incurred and consist primarily of new product development. Research and development costs include salaries and benefits, consultants’ fees, process development costs and stock-based compensation, as well as fees paid to third parties that conduct certain research and development activities on the Company’s behalf.

A substantial portion of the Company's ongoing research and development activities are conducted by third-party service providers. The Company records an estimate of expense for nonclinical studies and clinical trials in the period the expense is incurred. Estimates are based on the services performed pursuant to contracts with research institutions, CROs in connection with clinical studies, investigative sites in connection with clinical studies, vendors in connection with nonclinical development activities, and CDMOs in connection with the production of materials for clinical trials. Further, the Company records expenses related to clinical trials based on the level of subject enrollment and activity according to the related agreement. The Company monitors subject enrollment levels and related activity to the extent reasonably possible and makes judgments and estimates in determining the expense balance in each reporting period. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the unaudited condensed consolidated interim financial statements as prepaid or accrued research and development.

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

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The Company uses the “simplified method” to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the Company stock options, taking into consideration multiple vesting tranches. The Company utilizes this method due to lack of historical data and the "plain-vanilla" nature of the Company’s stock-based awards.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Expected Dividend Rate—The expected dividend is zero as the Company has not paid, nor does it anticipate paying, any dividends on its stock options in the foreseeable future.

Grant Revenue

The Company has generated revenue from government contracts that reimburse the Company for certain allowable costs for funded projects.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities such as common stock warrants and stock options which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that, when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. Pursuant to ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic net loss per share.

The FASB proposed that warrants or options exercisable for little to no cost (sometimes referred to as pre-funded warrants or “penny warrants”) be included in the denominator of basic net loss per share (and therefore diluted net loss per share) once there are no further vesting conditions or contingencies associated with them. Accordingly, (i) the Company included 1,592,863 shares of common stock underlying the 2026 Pre-Funded Warrants in the denominator of basic net loss per share at June 30, 2026 and (ii) the 2026 Pre-Funded Warrants are excluded from the table below.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	June 30,
	2026	2025
Common stock warrants	9,446,657	2,601,671
Stock options	1,340,637	995,374
	10,787,294	3,597,045

In July 2026, following the date of the unaudited condensed consolidated interim financial statements included in this Quarterly Report, the 2026 Pre-Funded Warrants were exercised in full, resulting in the issuance of 1,592,863 shares of common stock and aggregate proceeds to the Company of approximately $1,593.

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

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting Narrow-Scope Improvements" ("ASU 2025-11"), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with US GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statement disclosures.

4. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, and accounts payable. The Company’s cash, cash equivalents, marketable securities and accounts payable approximate fair value due to their relatively short maturities. As of June 30, 2026, the net proceeds of the 2026 Private Placement and the 2026 Registered Direct Offering were held primarily as cash equivalents.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The following table presents the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2026
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents:
Money market accounts	$17,193,943	$—	$—
Commercial paper	—	4,230,617	—
Marketable securities:
Commercial paper	$—	$988,540	$—
U.S. treasury bonds	—	1,487,055	—
Total assets measured at fair value	17,193,943	6,706,212	—

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents:
Money market accounts	$6,300,291	$—	$—
Commercial paper	—	999,330	—
Marketable securities:
Commercial paper	—	11,139,880	—
U.S. treasury bonds	—	1,238,538	—
U.S. government agency bonds	—	250,552	—
Total assets measured at fair value	6,300,291	13,628,300	—

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

The following is a summary of the Company's marketable securities which provides a reconciliation of amortized cost basis to fair value including cumulative unrealized gains and losses as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$988,567	$—	$(27)	$988,540
U.S. treasury bonds	1,486,922	133	—	1,487,055
Total	$2,475,489	$133	$(27)	$2,475,595

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

	December 31, 2025
	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$11,134,856	$5,024	$—	$11,139,880
U.S. treasury bonds	1,237,794	744	—	1,238,538
U.S. government agency bonds	250,504	48	—	250,552
Total	$12,623,154	$5,816	$—	$12,628,970

There were no transfers among Level 1, Level 2 or Level 3 categories in the three and six months ended June 30, 2026 or year ended December 31, 2025.

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

As part of the Vertex Agreement, the Company is obligated to make certain payments totaling up to approximately $117.0 million upon achievement of certain regulatory and sales milestones, and royalties on net sales of products on indications covered by the Vertex Agreement. The first expected milestone events concern filing of a New Drug Application with the FDA for marketing approval of neflamapimod in the US, or a similar filing for a non-US major market, as specified in the Vertex Agreement, and such royalties will be on a sliding scale of percentages of net sales in the low- to mid-teens, depending on the amount of net sales in the applicable years. The Company is also obligated to make a milestone payment to Vertex upon net sales reaching a certain specified amount in any 12-month period. The Vertex Agreement states that royalties will be reduced by 50% during any portion of the royalty term when there is no valid claim of an issued patent within specified patent rights covering the licensed product. The Company also has the right to deduct, on a country by country basis, from royalties otherwise payable to Vertex under the terms of the Vertex Agreement, 50% of all royalties, upfront fees, milestones and other payments paid by the Company or any of the Company’s affiliates or sublicensees to third parties under licenses that are necessary for the development, manufacture, sale or use of a licensed product, provided that in no event will the royalty payable to Vertex be reduced to less than 50% of the rates specified in the Vertex Agreement, subject to certain adjustments specified therein. The Company has made a total of $100,000 in payments to Vertex related to the Vertex Agreement. No payments were made during the three and six months ended June 30, 2026 and 2025.

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

There was no revenue recognized from the NIA Grant for the three and six months ended June 30, 2026. The total revenue recognized from the NIA Grant was $1.8 million and $3.7 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, aggregate total cash funding of $20.9 million has been received from the NIA Grant, with no amount remaining. There is no further funding available under this grant and no receivable balance remaining as of June 30, 2026. During the six months ended June 30, 2026, the Company forfeited $0.2 million previously awarded under the NIA Grant due to underbilling on an agreement with a clinical trial site. As of December 31, 2025, $0.4 million was recorded as a receivable in the consolidated balance sheet for allowable expenses incurred during the year ended December 31, 2025.

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

6. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2026	December 31, 2025
Clinical expenses	$394,749	$677,604
Insurance	85,083	405,795
Professional services	100,655	119,803
Dues and memberships	50,440	43,828
Other	102,791	19,975
Total	$733,718	$1,267,005

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Employee compensation costs	$827,047	$1,061,766
Clinical development costs	567,993	1,484,318
Professional fees	875,529	532,076
State franchise and excise tax	20,456	40,456
Other	54,038	83,383
Total	$2,345,063	$3,201,999

8. Commitments and Contingencies

Operating Leases

The Company has a short-term lease for office space in Boston, Massachusetts. Lease expense was approximately $43,200 and $19,660 for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, lease expense was approximately $21,600 and $11,160, respectively.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

There were total contributions under the 401(k) Plan of $0.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. There were total contributions under the 401(k) Plan of $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

9. Stockholders' Equity and Common Stock Warrants

Warrants

As of June 30, 2026, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Exercise price per share	Expiration dates
Historical EIP common stock warrants	43,618	$19.81	April 2028
2026 Pre-Funded Warrants	1,592,863	$0.001	N/A
Series A Warrants	2,532,285	$39.24	April 2027
Series B Warrants	3,360,377	$3.32	June 2031
Series C Warrants	3,360,377	$3.14	June 2027
Placement Agent Warrants	150,000	$5.00	June 2031
	11,039,520

In July 2026, following the date of the unaudited condensed consolidated interim financial statements included in this Quarterly Report, the 2026 Pre-Funded Warrants were exercised in full cash, resulting in the issuance of 1,592,863 shares of common stock and aggregate proceeds to the Company of approximately $1,593.

May 2025 At-The-Market Offering

On May 12, 2025, the Company entered into the Sales Agreement with Leerink Partners LLC, as sales agent, pursuant to which the Company may offer and sell shares of common stock from time-to-time with an aggregate offering price of up to $50.0 million under an “at-the-market" offering program. During the three and six months ended June 30, 2025, the Company sold 550,000 shares of common stock to an institutional investor in a block sale for gross proceeds of $4.7 million before deducting $0.1 million of issuance costs. There was no activity related to the Sales Agreement during the three or six months ended June 30, 2026.

2026 Private Placement

On June 9, 2026, the Company entered into a securities purchase agreement with certain accredited investors for the private placement of an aggregate of 3,360,377 units at a purchase price of $3.14 per unit (or $3.139 per unit including a pre-funded warrant in lieu of common stock). Each unit consisted of one share of common stock (or, in lieu thereof at the purchaser's election, one pre-funded warrant to purchase one share of common stock) together with one Series B warrant and one Series C warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof). Aggregate gross proceeds from the 2026 Private Placement were approximately $10.5 million, before deducting approximately $1.1 million of offering fees and expenses.

The 2026 Private Placement was completed on June 11, 2026. Based on investors' elections, at closing, the Company issued an aggregate of 1,767,514 shares of common stock and an aggregate of pre-funded warrants to purchase 1,592,863 shares of common stock. The Series B Warrants have an exercise price of $3.32 per share (or $3.319 per share if exercised for a pre-funded warrant), are immediately exercisable, and expire on June 11, 2031. The Series C warrants have an exercise price of $3.14 per share (or $3.139 per share if exercised for a pre-funded warrant), are immediately exercisable, and expire on June 11, 2027.

The investors in the 2026 Private Placement included Joshua Boger, PhD, the Chair of the Board of Directors of the Company, and trusts related to John Alam, MD, the Chief Executive Officer and a Director of the Company, and Sylvie Grégoire, PharmD, a Director of the Company, who purchased an aggregate of 1,369,426 units.

The net proceeds from the 2026 Private Placement were recorded within additional paid-in capital, with the common stock at its $0.001 par value. The 2026 Pre-Funded Warrants, Series B Warrants, and Series C Warrants were, in each case, classified as a component of stockholders’ equity within additional paid-in capital. Each class of warrants is equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) otherwise meet the equity classification criteria.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

2026 Registered Direct Offering

On June 18, 2026, the Company entered into a securities purchase agreement with certain investors for a registered direct offering of 2,500,000 shares of common stock at a purchase price of $4.00 per share. Aggregate gross proceeds from the 2026 Registered Direct Offering were approximately $10.0 million, before deducting approximately $0.9 million of offering fees and expenses. In addition, as compensation, the Company issued warrants to purchase up to 150,000 shares of common stock (or pre-funded warrants above a beneficial ownership cap) to the placement agent in the 2026 Registered Direct Offering. The Placement Agent Warrants have an exercise price of $5.00 per share, are immediately exercisable, and expire on June 18, 2031. The Placement Agent Warrants are classified within stockholders' equity, and their issuance-date fair value of approximately $0.3 million, estimated using a Black-Scholes option-pricing model, was recorded as an additional cost of the offering through a charge to additional paid-in capital and an offsetting credit to additional paid-in capital, with no net effect on total stockholders' equity. The 2026 Registered Direct Offering was completed on June 22, 2026.

The net proceeds from the 2026 Registered Direct Offering were recorded within additional paid-in capital, with the common stock at its $0.001 par value. As the Placement Agent Warrants were issued to the placement agent as compensation for services rendered in connection with the 2026 Registered Direct Offering, they are accounted for under ASC 718 and are classified as a component of stockholders’ equity within additional paid-in capital. The warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) otherwise meet the equity classification criteria.

10. Stock-Based Compensation Expense

2015 Equity Plan

In June 2015, the Company’s stockholders approved the 2015 Equity Plan, pursuant to which the Company previously issued incentive stock options, non-qualified stock options, stock grants, and other stock-based awards to employees, directors, and consultants, as specified in the 2015 Equity Plan and subject to applicable SEC and Nasdaq rules and regulations. The 2015 Equity Plan provided for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4.0% of the total shares of the Company’s common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Compensation Committee of the Company’s Board. On January 1, 2025, the number of shares available for future issuance under the 2015 Equity Plan increased by 348,109. As of June 30, 2026, the term of the 2015 Equity Plan had expired and no additional shares may be issued thereunder.

2018 Employee, Director and Consultant Equity Incentive Plan

On March 28, 2018, EIP adopted the 2018 Plan, which was assumed by the Company pursuant to and in accordance with the terms of the Merger Agreement. Under the 2018 Plan, the Company previously issued incentive stock options, non-qualified stock options, stock grants, and other stock-based awards to employees, directors, and consultants, as specified in the 2018 Plan and subject to applicable SEC and Nasdaq rules and regulations. The Board has the authority to determine to whom options or stock will be granted, the number of shares, the term, and the exercise price. Options granted under the 2018 Plan have a term of up to ten years and generally vest over a four-year period with 25% of the options vesting after one-year of service and the remainder vesting monthly thereafter. As of June 30, 2026, there were no shares available for issuance.

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

No such grants have been made during the six months ended June 30, 2026.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

2025 Equity Plan

On April 14, 2025, the Board approved the 2025 Equity Plan, and the 2025 Equity Plan was subsequently approved by the Company's stockholders at its 2025 Annual Meeting of Stockholders on June 23, 2025. On June 8, 2026, our stockholders approved Amendment No. 1 to the 2025 Equity Plan, which increased the aggregate number of shares of common stock reserved for issuance in connection with outstanding stock-based awards by 2,000,000. As of June 30, 2026, there were 2,378,850 shares available for future issuance under the 2025 Equity Plan.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$137,175	$121,159	$263,885	$244,861
General and administrative	225,100	375,856	447,586	613,321
Total stock-based compensation expense	$362,275	$497,015	$711,471	$858,182

The following table summarizes the activity related to all stock option grants for the six months ended June 30, 2026:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at January 1, 2026	992,701	$11.76	8.0
Granted	356,350	4.49
Exercised	(6,000)	2.30
Expired	(2,219)	184.41
Forfeited	(195)	5.33
Outstanding at June 30, 2026	1,340,637	9.59	7.6	—
Exercisable at June 30, 2026	747,134	12.96	6.4	—

The Black-Scholes option pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2026			2025
Expected term (in years)	5.26	-	5.75	5.24	-	5.76
Risk-free interest rate	3.83	-	4.31%	3.93	-	4.35%
Expected volatility	67.99	-	69.73%	71.55	-	76.68%
Dividend yield		—			—

At June 30, 2026, there was $2.0 million of unrecognized compensation expense that will be recognized over a weighted-average period of 2.0 years.

On April 14, 2025, the Board approved a separation agreement with the Company’s former Chief Operating Officer, pursuant to which the executive's employment with the Company concluded effective July 1, 2025. Based on the terms of his separation agreement, unvested shares under previously granted option awards will continue to vest on the schedule provided for in the applicable option award agreement through September 30, 2026. The Company accounted for the change in vesting terms of his unvested stock options as an improbable-to-probable modification of his stock options and recognized $0.2 million of expense in relation to this modification during the three months ended June 30, 2025. In addition, the exercise period for any shares under previously granted option awards vested as of April 14, 2025 was extended to September 30, 2026. The Company accounted for the change in exercise terms as probable-to-probable modification of his stock options and recognized $0.1 million of expense in relation to this modification during the three months ended June 30, 2025. There was no expense recognized related to the modification during the three and six months ended June 30, 2026.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Grant revenue	$—	$1,757,724	$—	$3,675,215
Research and development expenses:
Dementia with Lewy bodies	422,614	1,815,817	1,169,359	3,973,648
Frontotemporal disorders (incl. nfvPPA)	495,888	411,029	963,851	557,302
Recovery after stroke	591,586	303,161	900,538	555,703
Other clinical* and nonclinical	437,749	532,532	1,469,667	1,207,923
Personnel costs, excluding stock-based compensation	872,925	814,878	1,851,838	1,588,602
Stock-based compensation	137,175	121,159	263,885	244,861
Other research and development expenses, including CMC**	1,363,835	1,110,049	2,838,053	1,818,384
Total research and development expenses	4,321,772	5,108,625	9,457,191	9,946,423
General and administrative expenses:
Personnel costs, excluding stock-based compensation	1,130,104	1,724,775	2,446,534	2,835,869
Stock-based compensation	225,100	375,856	447,586	613,321
Professional fees	659,065	804,391	1,761,866	1,533,961
Insurance, taxes and similar fees	220,840	248,715	435,604	468,301
Other general and administrative expenses, including IT, facilities, supplies and similar costs	121,670	111,637	240,294	196,499
Total general and administrative expenses	2,356,779	3,265,374	5,331,884	5,647,951
Other income (expense)	1,998	(10,256)	977	(10,391)
Interest income	104,897	368,127	252,284	777,112
Net loss	$(6,571,656)	$(6,258,404)	$(14,535,814)	$(11,152,438)

* - Includes early-stage clinical studies that are not indication-specific and related costs.

** - Includes, among other things, CMC-related costs, shipping, packaging and storage costs, certain consulting costs, and other miscellaneous research development expenses.

12. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report and determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed consolidated interim financial statements except for the disclosures in Note 3 and Note 9.

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

Recent Developments

June 2026 Financings & Strategic Partnership Strategy

In June 2026, we completed the 2026 Private Placement and the 2026 Registered Direct Offering for combined, aggregate gross proceeds of approximately $20.5 million, before deducting approximately $2.0 million of combined, aggregate offering fees and expenses. In connection with our announcement of the 2026 Private Placement, we also announced our strategic priority to establish a partnership to advance neflamapimod into Phase 3 development in dementia with Lewy bodies. The proceeds from the financings are expected to fund our continued research and development of neflamapimod, including support of our pursuit of a strategic partnership.

Notice of Allowance

On June 16, 2026, we received a notice of allowance from the US Patent and Trademark Office related to a new patent protecting our use of neflamapimod for the treatment of DLB in patients with no substantial AD-like tau pathology, which is expected to provide intellectual property protection into 2042 (without giving effect to any potential patent term extension).

Innovation Passport Designation

On August 4, 2026, we announced that we have been granted an Innovation Passport to enter the UK’s Innovative Licensing and Access Pathway for neflamapimod’s development in DLB. The Innovation Passport designation provides access to a single integrated platform for sustained collaboration between biopharmaceutical companies and the ILAP partners: the United Kingdom’s Medicines and Healthcare products Regulatory Agency, National Health Service, National Institute for Health and Care Excellence, Scottish Medicines Consortium, All Wales Therapeutics and Toxicology Centre, and Department of Health Northern Ireland.

Financial Summary

As of June 30, 2026, we had cash, cash equivalents and marketable securities of approximately $24.9 million. To date, we have not had any products approved for sale and have not generated any revenue from product sales, and our ability to do so in the future will depend on the successful development and eventual commercialization of neflamapimod (or another product candidate that we could acquire or develop in the future). We do not expect to generate revenue from product sales until such time, if ever.

Our accumulated deficit as of June 30, 2026 was $112.2 million. We have never been profitable, and we will continue to require additional capital to develop neflamapimod and fund operations for the foreseeable future. We have historically incurred net losses in each year since inception. Our net loss was $14.5 million and $11.2 million in the six months ended June 30, 2026 and 2025, respectively. Our net loss was $6.6 million and $6.3 million in the three months ended June 30, 2026 and 2025, respectively. We anticipate that our operating expenses may decline in the second half of 2026 as compared to our recent historical operating expenses as the number of our ongoing clinical trials and CMC activities have declined and we are currently focused on establishing a strategic partnership to enable us to advance neflamapimiod into Phase 3 development in DLB. In the long-term, however, we expect our expenses will increase in connection with our activities, as we:

●	advance neflamapimod through clinical trials, including our planned Phase 3 trial in DLB, subject to available funding, through a strategic partnership or otherwise;
●	manufacture supplies for our nonclinical studies and clinical trials;
●	obtain, maintain, expand, and protect our intellectual property portfolio;
●	hire additional personnel to support our operations and growth; and
●	continue to operate as a public company.

Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities on hand as of June 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2027, a date which is at least twelve months from the date of issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to do so in the near future. In January 2023, we were awarded our $21.0 million NIA Grant and, in August 2024, we were awarded an additional $0.3 million under our NIA Grant. Funding from the NIA Grant was to be received in three annual installments and recognized as grant revenue as the qualifying expenses related thereto are incurred. There was no revenue recognized from the NIA Grant for the three and six months ended June 30, 2026. The total revenue recognized from the NIA Grant was $1.8 million and $3.7 million for the three and six months ended June 30, 2025.

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

We anticipate that our general and administrative expenses will remain consistent in the short term as we pursue a strategic partnership and will increase in the future as we increase our headcount to support our continued research and development activities and as we continue development activities. We also anticipate that we will incur increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services.

Interest Income

Interest income consists of interest earned on our marketable securities and on our cash and cash equivalent balances held with financial institutions.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Grant revenue	$—	$1,757,724	$(1,757,724)	(100)%
Operating expenses:
Research and development	4,321,772	5,108,625	(786,853)	(15)%
General and administrative	2,356,779	3,265,374	(908,595)	(28)%
Total operating expenses	6,678,551	8,373,999	(1,695,448)	(20)%
Loss from operations	(6,678,551)	(6,616,275)	(62,276)	1%
Other income (expense):
Other expense	1,998	(10,256)	12,254	(a)
Interest income	104,897	368,127	(263,230)	(72)%
Total other income, net	106,895	357,871	(250,976)	(70)%
Net loss	$(6,571,656)	$(6,258,404)	$(313,252)	5%

*(a) Not meaningful

Net Loss

Our net loss was $6.6 million for the three months ended June 30, 2026, compared to $6.3 million in the prior year period. The aggregate increase of $0.3 million was primarily due to a $1.8 million decrease in grant revenue, partially offset by a $1.7 million decrease in total operating expenses, in each case, as further described below.

Grant Revenue

There was no revenue recognized from the NIA Grant for the three months ended June 30, 2026. The total revenue recognized from the NIA Grant was $1.8 million for the three months ended June 30, 2025. The decrease of $1.8 million is due to the completion of the RewinD-LB Trial in mid-2025 and, accordingly, there currently being no further funding available or expected under the NIA Grant.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Dementia with Lewy bodies	$422,614	$1,815,817	$(1,393,203)	(77)%
Frontotemporal disorders (incl. nfvPPA)	495,888	411,029	84,859	21%
Recovery after stroke	591,586	303,161	288,425	95%
Other clinical* and nonclinical	437,749	532,532	(94,783)	(18)%
Personnel costs, excluding stock-based compensation	872,925	814,878	58,047	7%
Stock-based compensation	137,175	121,159	16,016	13%
Other research and development expenses, including CMC**	1,363,835	1,110,049	253,786	23%
Total research and development expenses	$4,321,772	$5,108,625	$(786,853)	(15)%

* Includes early-stage clinical studies that are not indication-specific and related costs.

** - Includes, among other things, CMC-related costs, shipping, packaging and storage costs, certain consulting costs, and other miscellaneous research development expenses.

Research and development expenses were $4.3 million for the three months ended June 30, 2026, compared to $5.1 million for the three months ended June 30, 2025. The aggregate $0.8 million decrease in research and development expenses was primarily due to a $1.4 million decrease in costs related to our recently completed RewinD-LB Trial and a decrease of $0.1 million in other clinical and nonclinical costs. These decreases were offset by an increases of $0.3 million in other research and development costs, driven primarily by increased CMC and related activities to develop and evaluate a stable crystal form of neflamapimod and a new, controlled manufacturing process, $0.3 million in costs related to our ongoing trial in recovery after stroke, $0.1 million in costs related to our ongoing trial in nfvPPA, and $0.1 million in personnel costs, driven by higher headcount and outsourced consulting costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Personnel costs, excluding stock-based compensation	$1,130,104	$1,724,775	$(594,671)	(34)%
Stock-based compensation	225,100	375,856	(150,756)	(40)%
Professional fees	659,065	804,391	(145,326)	(18)%
Insurance, taxes and similar fees	220,840	248,715	(27,875)	(11)%
Other general and administrative expenses, including IT, facilities, supplies and similar costs	121,670	111,637	10,033	9%
Total general and administrative expenses	$2,356,779	$3,265,374	$(908,595)	(28)%

General and administrative expenses were $2.4 million for the three months ended June 30, 2026, compared to $3.3 million for the three months ended June 30, 2025. The aggregate decrease of $0.9 million was primarily due to a $0.6 million decrease in personnel costs primarily driven by lower headcount in the current year period and severance costs in the prior year period, a $0.1 million decrease in professional fees driven by reduced legal expenses for patent work, other corporate legal expenses, and consulting expenses, and a $0.2 million decrease in stock-based compensation expense.

Other Expense

There was a de minimis amount of other expenses for the three months ended June 30, 2026 and 2025.

Interest income

Interest income was $0.1 million for the three months ended June 30, 2026, compared to $0.4 million for the three months ended June 30, 2025. The decrease of $0.3 million was primarily due to a change in returns on investments driven by a lower investment balance due to cash used for operations, as the proceeds from the 2026 Private Placement and 2026 Registered Direct Offering were not received until late in the quarter.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Grant revenue	$—	$3,675,215	$(3,675,215)	(100)%
Operating expenses:
Research and development	9,457,191	9,946,423	(489,232)	(5)%
General and administrative	5,331,884	5,647,951	(316,067)	(6)%
Total operating expenses	14,789,075	15,594,374	(805,299)	(5)%
Loss from operations	(14,789,075)	(11,919,159)	(2,869,916)	24%
Other income (expense):
Other expense	977	(10,391)	11,368	(a)
Interest income	252,284	777,112	(524,828)	(68)%
Total other income, net	253,261	766,721	(513,460)	(67)%
Net loss	$(14,535,814)	$(11,152,438)	$(3,383,376)	30%

*(a) Not meaningful

Net Loss

Our net loss was $14.5 million for the six months ended June 30, 2026, compared to $11.2 million in the prior year period. The aggregate increase of $3.4 million was primarily due to a $3.7 million decrease in grant revenue, partially offset by a $0.8 million decrease in total operating expenses, in each case, as further described below.

Grant Revenue

There was no revenue recognized from the NIA Grant for six months ended June 30, 2026. The total revenue recognized from the NIA Grant was $3.7 million for the six months ended June 30, 2025. The decrease of $3.7 million is due to the completion of the RewinD-LB Trial in mid-2025 and, accordingly, there currently being no further funding available or expected under the NIA Grant.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Dementia with Lewy bodies	$1,169,359	$3,973,648	$(2,804,289)	(71)%
Frontotemporal disorders (incl. nfvPPA)	963,851	557,302	406,549	73%
Recovery after stroke	900,538	555,703	344,835	62%
Other clinical* and nonclinical	1,469,667	1,207,923	261,744	22%
Personnel costs, excluding stock-based compensation	1,851,838	1,588,602	263,236	17%
Stock-based compensation	263,885	244,861	19,024	8%
Other research and development expenses, including CMC**	2,838,053	1,818,384	1,019,669	56%
Total research and development expenses	$9,457,191	$9,946,423	$(489,232)	(5)%

* Includes early-stage clinical studies that are not indication-specific and related costs.

** - Includes, among other things, CMC-related costs, shipping, packaging and storage costs, certain consulting costs, and other miscellaneous research development expenses.

Research and development expenses were $9.5 million for the six months ended June 30, 2026, compared to $9.9 million for the six months ended June 30, 2025. The aggregate $0.5 million decrease in research and development expenses was primarily due to a $2.8 million decrease in costs related to our recently completed RewinD-LB Trial. This decrease was offset by a $1.0 million increase in other research and development costs and a $0.3 million increase in other clinical and nonclinical costs driven, in each case, by increased CMC and other activities to develop and evaluate a stable crystal form of neflamapimod and new, controlled manufacturing process. In addition, a $0.3 million increase in recovery after stroke related costs and an increase of $0.4 million in costs related to nfvPPA were due to our ongoing trials in each indication progressing following the commencement of enrollment in the second half of 2025. The increase of $0.3 million in personnel costs was driven by higher headcount and outsourced consulting costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Personnel costs, excluding stock-based compensation	2,446,534	2,835,869	$(389,335)	(14)%
Stock-based compensation	447,586	613,321	(165,735)	(27)%
Professional fees	1,761,866	1,533,961	227,905	15%
Insurance, taxes and similar fees	435,604	468,301	(32,697)	(7)%
Other general and administrative expenses, including IT, facilities, supplies and similar costs	240,294	196,499	43,795	22%
Total general and administrative expenses	$5,331,884	$5,647,951	$(316,067)	(6)%

General and administrative expenses were $5.3 million for the six months ended June 30, 2026, compared to $5.6 million for the six months ended June 30, 2025. The aggregate decrease of $0.3 million was primarily due to a $0.4 million decrease in personnel costs primarily driven by lower headcount in the current year period and severance costs in the prior year period and a $0.2 million decrease in stock-based compensation, partially offset by a $0.2 million increase in professional fees driven by legal expenses for patent work, other corporate legal expenses, and consulting expenses.

Other Expense

There was a de minimis amount of other expenses for the six months ended June 30, 2026 and 2025.

Interest income

Interest income was $0.3 million for the six months ended June 30, 2026, compared to $0.8 million for the six months ended June 30, 2025. The decrease of $0.5 million was primarily due to a change in returns on investments driven by a lower investment balance due to cash used for operations, as the proceeds from the 2026 Private Placement and 2026 Registered Direct Offering were not received until late in the second quarter.

Liquidity and Capital Resources

Capital Requirements

From the date of our inception through June 30, 2026, our operations have primarily been financed through the issuance of common stock, convertible preferred stock and convertible debt financings. As of June 30, 2026, we had approximately $24.9 million of cash, cash equivalents and marketable securities. We have not generated positive cash flows from operations and as of June 30, 2026, we had an accumulated deficit of approximately $112.2 million. In January 2023, we were awarded a $21.0 million grant from the NIA to support the RewinD-LB Trial, which was expected to be received over a three-year period. In August 2024, we received an additional $0.3 million from the NIA. As of June 30, 2026, aggregate cash funding of $20.9 million had been received from the NIA Grant. There is no further funding available under this grant and no receivable balance remaining as of June 30, 2026. During the six months ended June 30, 2026, we forfeited $0.2 million previously awarded under the NIA Grant due to underbilling on an agreement with a clinical trial site. During the year ended December 31, 2025, we received access to 98% of the year 3 funding provided for in the NIA Grant, due to then-current NIA policy. In January 2026, we were informed that we would not receive the final 2% of year 3 grant funding, or approximately $0.2 million, that remained unavailable as of December 31, 2025, as a result of agency-wide reductions in NIA funding.

On May 12, 2025, we entered into the Sales Agreement with Leerink Partners, LLC, as sales agent, pursuant to which we may offer and sell shares of common stock from time-to-time with an aggregate offering price of up to $50.0 million under an “at-the-market" offering program. During the three and six months ended June 30, 2025, we sold 550,000 shares of common stock to an institutional investor in a block sale for gross proceeds of $4.7 million, net of $0.1 million of issuance costs. There was no activity related to the Sales Agreement in the three and six months ended June 30, 2026.

On June 11, 2026, we completed the 2026 Private Placement in connection with which certain accredited investors purchased an aggregate of 3,360,377 units at a purchase price of $3.14 per unit (or $3.139 per unit including a pre-funded warrant), for aggregate gross proceeds of approximately $10.5 million. Each unit consisted of one share of common stock (or, at the purchaser's election, one pre-funded warrant to purchase one share of common stock) together with one Series B warrant and one Series C warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof). The investors in the 2026 Private Placement included Joshua Boger, PhD, the Chair of the Board of Directors of the Company, and trusts related to John Alam, MD, the Chief Executive Officer and a Director of the Company, and Sylvie Grégoire, PharmD, a Director of the Company, who purchased an aggregate of 1,369,426 units.

On June 22, 2026, we completed the 2026 Registered Direct Offering in connection with which certain investors purchased an aggregate of 2,500,000 shares of common stock at a purchase price of $4.00 per share, for aggregate gross proceeds of approximately $10.0 million. In addition, as compensation, the Company issued warrants to purchase up to 150,000 shares of common stock (or pre-funded warrants above a beneficial ownership cap) to the placement agent in the 2026 Registered Direct Offering. The Placement Agent Warrants have an exercise price of $5.00 per share, are immediately exercisable, and expire on June 18, 2031.

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

Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities on hand as of June 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2027, a date which is at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings, royalty arrangements, or other dilutive or non-dilutive capital sources, including potential collaborations, licenses and/or other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through a debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs, including our development or commercialization activities for neflamapimod. We might also be required to seek funds through arrangements with third parties that require us to relinquish certain of our rights to neflamapimod or otherwise agree to terms unfavorable to us.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

●

our ability to establish strategic collaborations, licensing or other arrangements with other parties on favorable terms, if at all, including, without limitation, our ability to successfully enter into a partnership to advance neflamapimod into a Phase 3 clinical trial in patients with DLB in a timely manner, on acceptable terms, or at all;

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

Cash Flows

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(14,936,763)	$(10,409,054)
Net cash provided by investing activities	10,236,908	5,141,584
Net cash provided by financing activities	18,926,963	4,588,687
Net increase (decrease) in cash and cash equivalents	$14,227,108	$(678,783)

Operating Activities

For the six months ended June 30, 2026, cash used in operating activities was $14.9 million. The net cash outflow from operations primarily resulted from net loss of $14.5 million and accretion of discount on marketable securities of $0.1 million, changes in operating assets and liabilities of $1.0 million, partially offset by a non-cash expense of $0.7 million for stock-based compensation.

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

Investing Activities

For the six months ended June 30, 2026, cash provided by investing activities was $10.2 million due to the maturities of marketable securities, partially offset by the purchase of marketable securities.

For the six months ended June 30, 2025, cash provided by investing activities was $5.1 million due to the maturities of marketable securities, partially offset by the purchase of marketable securities.

Financing Activities

For the six months ended June 30, 2026, cash provided by financing activities was $18.9 million primarily due to proceeds from the 2026 Private Placement and the 2026 Registered Direct Offering.

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

Critical Accounting Policies and Estimates

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2026.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item 2 was previously reported on our Current Report on Form 8-K, filed with the SEC on June 10, 2026, which is incorporated herein by reference. The securities issued in connection with the 2026 Private Placement were issued without registration under the Securities Act in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Description	Method of Filing

4.1	Form of 2026 Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 10, 2026
4.2	Form of Series B Warrant	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 10, 2026
4.3	Form of Series C Warrant	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 10, 2026
4.4	Form of Placement Agent Warrant	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2026
10.1	Amendment No. 1 to CervoMed Inc. 2025 Equity Incentive Plan	Filed herewith.
10.2	Form of Securities Purchase Agreement, dated June 9, 2026, by and between CervoMed Inc. and each of the Investors party thereto	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 10, 2026
10.3	Form of Securities Purchase Agreement, dated as of June 18, 2026, by and among CervoMed Inc. and the purchasers party thereto	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2026
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
101.INS*	Inline XBRL Instance Document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith.

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

CervoMed Inc.

Date: August 7, 2026	By:	/s/ John Alam
John Alam
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ William Elder
William Elder
Chief Financial Officer and General Counsel

(Principal Financial Officer)