Form 10-Q
period 2026-09-30
CervoMed Inc.
filed 2026-11-06
CIK 1053691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of common stock outstanding at November 4, 2026 was 15,128,540 shares.

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

We have also used several other defined terms in this Quarterly Report, many of which are explained or defined below:

Term	Definition
2015 Equity Plan	CervoMed Inc. 2015 Equity Incentive Plan, as amended
2018 Plan	CervoMed Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, as amended
2024 Private Placement	our private placement, completed on April 1, 2024, of an aggregate of 2,532,285 units, each consisting of (i) (A) one share of common stock or (B) one Pre-Funded Warrant in lieu thereof and (ii) one Series A Warrant, for aggregate gross proceeds of up to approximately $149.4 million
2025 Equity Plan	CervoMed Inc. 2025 Equity Incentive Plan
2026 Pre-Funded Warrants	the previously outstanding pre-funded warrants, each to purchase one share of common stock at a purchase price of $0.001 per share, issued in connection with the 2026 Private Placement
2026 Private Placement

our private placement of an aggregate of 3,360,377 units, each consisting of (i) (A) one share of common stock or (B) one 2026 Pre-Funded Warrant in lieu thereof, (ii) one Series B Warrant, and (iii) one Series C Warrant, completed on June 11, 2026

2026 Registered Direct Offering	our registered direct offering of an aggregate of 2,500,000 shares of common stock, completed on June 22, 2026
401(k) Plan	CervoMed Inc. 401(k) Defined Contribution Plan
AD	Alzheimer’s Disease
ALS	amyotrophic lateral sclerosis
Annual Report	our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026
ASC	Accounting Standard Codification of the FASB
ASU	Accounting Standards Update
Board	our board of directors
CDMO	contract development and manufacturing organization
CMC	chemistry, manufacturing and controls
CODM	chief operating decision maker
CRO	contract research organization
DLB	dementia with Lewy bodies
DLB without AD co-pathology	DLB without concomitant AD-related pathology. May also be referred to as "pure" DLB
EIP	EIP Pharma, Inc., a Delaware corporation and our wholly-owned subsidiary
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	US Food and Drug Administration
IT	information technology

Merger	the merger of Dawn Merger Sub Inc. with and into EIP, with EIP surviving as a wholly-owned subsidiary of the Company, completed on August 16, 2023, pursuant to the Merger Agreement
Merger Agreement	the Agreement and Plan of Merger, dated March 30, 2023, by and among Diffusion Pharmaceuticals Inc., Dawn Merger Sub Inc., and EIP
Nasdaq	the Nasdaq Stock Market LLC
nfvPPA	nonfluent variant primary progressive aphasia, a subtype of frontotemporal dementia
NIA	the National Institute on Aging of the National Institutes of Health
NIA Grant	the $21.3 million grant awarded to us by the NIA to support the RewinD-LB Trial, $21.0 million of which was awarded in January 2023 and an additional $0.3 million of which was awarded in August 2024
p38α	p38 mitogen-activated protein kinase alpha
Placement Agent Warrants	the warrants to purchase an aggregate of 150,000 shares of common stock at a purchase price of $5.00 per share issued to the placement agent in connection with the 2026 Registered Direct Offering
RAS	Recovery After Stroke
Regulation S-K	Regulation S-K promulgated under the Securities Act
Restore Trial	our ongoing Phase 2a clinical trial evaluating neflamapimod for the treatment of patients recovering from ischemic stroke, which the Company initiated in the second quarter of 2025
RewinD-LB Trial	our Phase 2b clinical trial evaluating neflamapimod for the treatment of patients with DLB, from which we announced final results in October 2025
ROU	right-of-use
Sales Agreement	Sales Agreement, dated May 12, 2025, by and between the Company and Leerink Partners LLC
SEC	US Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	the securities purchase agreement, dated June 9, 2026, by and among the Company and each of the investors party thereto, entered into in connection with the 2026 Private Placement
Series A Warrants	the warrants to purchase an aggregate of 2,532,285 shares of common stock at a purchase price of $39.24 per share issued in connection with the 2024 Private Placement
Series B Warrants	the warrants to purchase an aggregate of 3,360,377 shares of common stock at a purchase price of $3.32 per share issued in connection with the 2026 Private Placement
Series C Warrants	the warrants to purchase an aggregate of 3,360,377 shares of common stock at a purchase price of $3.14 per share issued in connection with the 2026 Private Placement
US	United States of America
US GAAP	generally accepted accounting principles in the US
Vertex	Vertex Pharmaceuticals Incorporated
Vertex Agreement	the Option and License Agreement, dated as of August 27, 2012, by and between EIP Pharma LLC and Vertex, as amended

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

Forward-looking statements appear in a number of places throughout this Quarterly Report. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “aims,” “seeks,” “intends,” “may,” “might,” “could,” “will,” “should,” “approximately,” “potential,” “target,” “project,” “contemplate,” “predict,” “forecast,” “continue,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements also include statements regarding our intentions, beliefs, projections, outlook, analyses or expectations concerning, among other things:2

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

v

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CervoMed Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$6,059,804	$8,235,469
Marketable securities	13,538,010	12,628,970
Prepaid expenses and other current assets	1,303,473	1,267,005
Deferred offering costs	428,856	320,581
Grant receivable	—	426,993
Total current assets	21,330,143	22,879,018
Total assets	$21,330,143	$22,879,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,616,669	$1,454,118
Accrued expenses and other current liabilities	2,357,557	3,201,999
Total current liabilities	3,974,226	4,656,117
Total liabilities	3,974,226	4,656,117
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Series A preferred stock $0.001 par value: 30,000,000 authorized at September 30, 2026 and December 31, 2025; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 1,000,000,000 shares authorized at September 30, 2026 and December 31, 2025; 15,119,096 and 9,252,719 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	15,119	9,252
Additional paid-in capital	135,487,775	115,905,684
Accumulated other comprehensive income (loss)	(17,881)	5,816
Accumulated deficit	(118,129,096)	(97,697,851)
Total stockholders' equity	17,355,917	18,222,901
Total liabilities and stockholders' equity	$21,330,143	$22,879,018

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Grant revenue	$—	$322,569	$—	$3,997,784
Operating expenses:
Research and development	3,678,517	6,040,442	13,135,708	15,986,865
General and administrative	2,426,433	2,326,326	7,758,317	7,974,277
Total operating expenses	6,104,950	8,366,768	20,894,025	23,961,142
Loss from operations	(6,104,950)	(8,044,199)	(20,894,025)	(19,963,358)
Other income (expense):
Other income (expense)	(970)	(1,227)	7	(11,618)
Interest income	210,489	318,787	462,773	1,095,899
Total other income, net	209,519	317,560	462,780	1,084,281
Net loss	$(5,895,431)	$(7,726,639)	$(20,431,245)	$(18,879,077)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.39)	$(0.84)	$(1.77)	$(2.10)
Weighted average shares outstanding, basic and diluted	15,119,096	9,252,719	11,562,112	8,970,668
Net loss:
Net unrealized gain (loss) on marketable securities	(17,987)	6,607	(23,697)	(50,373)
Total comprehensive loss	$(5,913,418)	$(7,720,032)	$(20,454,942)	$(18,929,450)

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Month Period Ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at June 30, 2026	13,526,233	$13,526	$135,180,330	$106	$(112,233,665)	$22,960,297
Unrealized gain on marketable securities	—	—	—	(17,987)	—	(17,987)
Stock-based compensation expense	—	—	307,445	—	—	307,445
Exercise of 2026 Pre-Funded Warrants	1,592,863	1,593	—	—	—	1,593
Net loss	—	—	—	—	(5,895,431)	(5,895,431)
Balance at September 30, 2026	15,119,096	$15,119	$135,487,775	$(17,881)	$(118,129,096)	$17,355,917

	Nine Month Period Ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at December 31, 2025	9,252,719	9,252	115,905,684	5,816	(97,697,851)	$18,222,901
Unrealized loss on marketable securities	—	—	—	(23,697)	—	(23,697)
Stock-based compensation expense	—	—	1,018,916	—	—	1,018,916
Exercise of stock options	6,000	6	13,794	—	—	13,800
Issuance of common stock, net - 2026 Private Placement	1,767,514	1,768	9,510,662	—	—	9,512,430
Issuance of common stock, net - 2026 Registered Direct Offering	2,500,000	2,500	9,038,719	—	—	9,041,219
Exercise of 2026 Pre-Funded Warrants	1,592,863	1,593	—	—	—	1,593
Net loss	—	—	—	—	(20,431,245)	(20,431,245)
Balance at September 30, 2026	15,119,096	$15,119	$135,487,775	$(17,881)	$(118,129,096)	$17,355,917

	Three Month Period Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at June 30, 2025	9,252,719	$9,252	$115,315,232	$(783)	$(81,883,922)	$33,439,779
Unrealized gain on marketable securities	—	—	—	6,607	—	6,607
Stock-based compensation expense	—	—	291,717	—	—	291,717
Net loss	—	—	—	—	(7,726,639)	(7,726,639)
Balance at September 30, 2025	9,252,719	$9,252	$115,606,949	$5,824	$(89,610,561)	$26,011,464

	Nine Month Period Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at December 31, 2024	8,702,719	$8,702	$109,868,913	$56,197	$(70,731,484)	$39,202,328
Unrealized loss on marketable securities	—	—	—	(50,373)	—	(50,373)
Stock-based compensation expense	—	—	1,149,899	—	—	1,149,899
Sale of common stock, net of issuance costs	550,000	550	4,588,137	—	—	4,588,687
Net loss	—	—	—	—	(18,879,077)	(18,879,077)
Balance at September 30, 2025	9,252,719	$9,252	$115,606,949	$5,824	$(89,610,561)	$26,011,464

See accompanying notes to unaudited condensed consolidated interim financial statements

CervoMed Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,431,245)	$(18,879,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(199,419)	(708,019)
Stock-based compensation expense	1,018,916	1,149,899
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(36,468)	219,388
Deferred offering costs	(108,275)	(269,331)
Accounts payable	162,551	(162,221)
Accrued expenses and other current liabilities	(844,442)	882,253
Grant receivable	426,993	892,844
Net cash used in operating activities	(20,011,389)	(16,874,264)

Cash flows from investing activities:
Purchase of marketable securities	(15,933,318)	(20,776,519)
Maturities of marketable securities	15,200,000	33,500,000
Net cash provided by (used in) investing activities	(733,318)	12,723,481

Cash flows from financing activities:
Proceeds from the exercise of stock options	13,800	—
Proceeds from the exercise of pre-funded warrants	1,593	—
Proceeds from the issuance of common stock, net of issuance costs - 2026 Private Placement	9,512,430	—
Proceeds from the issuance of common stock, net of issuance costs - 2026 Registered Direct Offering	9,041,219	—
Sale of common stock under At-the-Market Sales Agreement, net of issuance costs	—	4,588,687
Net cash provided by financing activities	18,569,042	4,588,687

Net increase (decrease) in cash and cash equivalents	(2,175,665)	437,904
Cash and cash equivalents at beginning of period	8,235,469	8,999,496
Cash and cash equivalents at end of period	$6,059,804	$9,437,400

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on marketable securities	$(23,697)	$(50,373)

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

2. Liquidity and Capital Resources

The Company has $19.6 million of cash, cash equivalents, and marketable securities as of September 30, 2026, has generated negative cash flows from operations and had an accumulated deficit of $118.1 million as of September 30, 2026. The Company expects to continue to generate operating losses for the foreseeable future. The Company’s future viability is dependent on its ability to raise additional capital to finance its operations and pursue its business strategies. There can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. These conditions cause substantial doubt regarding the Company’s ability to continue as a going concern.

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

Accordingly, substantial doubt about the Company’s ability to continue as a going concern is not alleviated. Based on its current operating plan, the Company does not believe its existing cash, cash equivalents and marketable securities on hand of $19.6 million as of September 30, 2026 will enable the Company to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance of these unaudited condensed consolidated interim financial statements.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds and commercial paper, are stated at fair value. There are de minimis unrealized losses on the money market funds and commercial paper for the three and nine months ended September 30, 2026 and year ended December 31, 2025.

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

The Company evaluates its investments in marketable securities for impairment at each reporting period when the fair value is below amortized cost. If the Company intends to sell the security, or it is more likely than not the Company will be required to sell the security before recovery of amortized cost, the entire impairment is included in earnings. The Company did not record any impairment on marketable securities during the three and nine months ended September 30, 2026 and 2025. There was no allowance for credit losses as of September 30, 2026 or December 31, 2025.

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

As of September 30, 2026 and December 31, 2025, there were $0.4 million and $0.3 million, respectively, of deferred offering costs related to the Sales Agreement.

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases, which requires a lessee to recognize an ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the statement of operations and comprehensive loss as well as the reduction of the ROU asset. The standard provides a number of optional practical expedients in transition. The Company has elected to apply (i) the practical expedient, which allows the Company to not separate lease and non-lease components, for new leases and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the standard.

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

Expected Dividend Rate—The expected dividend is zero as the Company has not paid, nor does it anticipate paying, any dividends on its common stock in the foreseeable future.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits on the interest expense line and other income (expense) line, respectively, in the accompanying unaudited condensed consolidated interim statements of operations and comprehensive loss. Accrued interest and penalties are included on the accrued expenses and other current liabilities line in the unaudited condensed consolidated interim balance sheet.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	September 30,
	2026	2025
Common stock warrants	9,446,657	2,601,671
Stock options	1,301,359	995,374
	10,748,016	3,597,045

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

4. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, and accounts payable. The Company’s cash, cash equivalents, marketable securities and accounts payable approximate fair value due to their relatively short maturities.

The following table presents the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2026
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents:
Money market accounts	$3,323,076	$—	$—
Commercial paper	—	1,744,347	—
Marketable securities:
Commercial paper	$—	$10,062,660	$—
US treasury bonds	—	994,850	—
Corporate debt securities	—	2,480,500	—
Total assets measured at fair value	3,323,076	15,282,357	—

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents:
Money market accounts	$6,300,291	$—	$—
Commercial paper	—	999,330	—
Marketable securities:
Commercial paper	—	11,139,880	—
US treasury bonds	—	1,238,538	—
US government agency bonds	—	250,552	—
Total assets measured at fair value	6,300,291	13,628,300	—

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

The following is a summary of the Company's marketable securities which provides a reconciliation of amortized cost basis to fair value including cumulative unrealized gains and losses as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$10,074,157	$—	$(11,497)	$10,062,660
U.S. treasury bonds	994,974	—	(124)	994,850
Corporate debt securities	2,486,760	—	(6,260)	2,480,500
Total	$13,555,891	$—	$(17,881)	$13,538,010

	December 31, 2025
	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Commercial paper	$11,134,856	$5,024	$—	$11,139,880
U.S. treasury bonds	1,237,794	744	—	1,238,538
U.S. government agency bonds	250,504	48	—	250,552
Total	$12,623,154	$5,816	$—	$12,628,970

There were no transfers among Level 1, Level 2 or Level 3 categories in the three and nine months ended September 30, 2026 or year ended December 31, 2025.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

As part of the Vertex Agreement, the Company is obligated to make certain payments totaling up to approximately $117.0 million upon achievement of certain regulatory and sales milestones, and royalties on net sales of products on indications covered by the Vertex Agreement. The first expected milestone events concern filing of a New Drug Application with the FDA for marketing approval of neflamapimod in the US, or a similar filing for a non-US major market, as specified in the Vertex Agreement, and such royalties will be on a sliding scale of percentages of net sales in the low- to mid-teens, depending on the amount of net sales in the applicable years. The Company is also obligated to make a milestone payment to Vertex upon net sales reaching a certain specified amount in any 12-month period. The Vertex Agreement states that royalties will be reduced by 50% during any portion of the royalty term when there is no valid claim of an issued patent within specified patent rights covering the licensed product. The Company also has the right to deduct, on a country by country basis, from royalties otherwise payable to Vertex under the terms of the Vertex Agreement, 50% of all royalties, upfront fees, milestones and other payments paid by the Company or any of the Company’s affiliates or sublicensees to third parties under licenses that are necessary for the development, manufacture, sale or use of a licensed product, provided that in no event will the royalty payable to Vertex be reduced to less than 50% of the rates specified in the Vertex Agreement, subject to certain adjustments specified therein. The Company has made a total of $100,000 in payments to Vertex related to the Vertex Agreement. No payments were made during the three and nine months ended September 30, 2026 and 2025.

National Institute on Aging Grant

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

There was no revenue recognized from the NIA Grant for the three and nine months ended September 30, 2026. The total revenue recognized from the NIA Grant was $0.3 million and $4.0 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, aggregate total cash funding of $20.9 million has been received from the NIA Grant, with no amount remaining. There is no further funding available under this grant and no receivable balance remaining as of September 30, 2026. During the nine months ended September 30, 2026, the Company forfeited $0.2 million previously awarded under the NIA Grant due to underbilling on an agreement with a clinical trial site. As of December 31, 2025, $0.4 million was recorded as a receivable in the consolidated balance sheet for allowable expenses incurred during the year ended December 31, 2025.

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

6. Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2026	December 31, 2025
Clinical expenses	$463,460	$677,604
Insurance	572,723	405,795
Professional services	76,840	119,803
Dues and memberships	40,078	43,828
Other	150,372	19,975
Total	$1,303,473	$1,267,005

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Employee compensation costs	$1,247,730	$1,061,766
Clinical development costs	470,654	1,484,318
Professional fees	509,081	532,076
State franchise and excise tax	70,456	40,456
Other	59,636	83,383
Total	$2,357,557	$3,201,999

8. Commitments and Contingencies

Operating Leases

The Company has a short-term lease for office space in Boston, Massachusetts. Lease expense was approximately $64,800 and $35,860 for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, lease expense was approximately $21,600 and $16,200, respectively.

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

There were total contributions under the 401(k) Plan of $0.3 million for the nine months ended September 30, 2026 and 2025. There were total contributions under the 401(k) Plan of $0.1 million for the three months ended September 30, 2026 and 2025.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

Legal Proceedings

Feller Matter

On August 7, 2014, a complaint was filed in the Superior Court of Los Angeles County, California by Paul Feller, the former Chief Executive Officer of the Company’s legal predecessor, under the caption Paul Feller v. RestorGenex Corporation, Pro Sports & Entertainment, Inc., ProElite, Inc. and Stratus Media Group, GmbH (Case No. BC553996). The complaint asserts various causes of action, including, among other things, promissory fraud, negligent misrepresentation, breach of contract, breach of employment agreement, breach of the covenant of good faith and fair dealing, violations of the California Labor Code and common counts. The plaintiff is seeking, among other things, compensatory damages in an undetermined amount, punitive damages, accrued interest and an award of attorneys’ fees and costs. On December 30, 2014, the Company filed a petition to compel arbitration and a motion to stay the action. On April 1, 2015, the plaintiff filed a petition in opposition to the Company’s petition to compel arbitration and a motion to stay the action. After a related hearing on April 14, 2015, the court granted the Company’s petition to compel arbitration and a motion to stay the action. On January 8, 2016, the plaintiff filed an arbitration demand with the American Arbitration Association. On November 19, 2018 at an Order to Show Cause Re Dismissal Hearing, the court found sufficient grounds not to dismiss the case and an arbitration hearing was scheduled, originally for November 2020 but later postponed due to the COVID-19 pandemic and related restrictions on gatherings in the State of California. In addition, following the November 2018 hearing, an automatic stay was placed on the arbitration in connection with the plaintiff filing for personal bankruptcy protection. On October 22, 2021, following a determination by the bankruptcy trustee not to pursue the claims and release them back to the plaintiff, the parties entered into a stipulation to abandon arbitration and return the matter to state court. A case management conference was held on February 23, 2022 at which an initial trial date of May 24, 2023 was set, and the parties have agreed to stipulate to mediation in advance of the trial. On October 20, 2022, the parties filed a joint stipulation to continue the trial and certain deadlines related to the mediation in order to allow plaintiff’s counsel to continue to seek treatment for an ongoing medical issue. On November 1, 2022, based on the parties' joint stipulation, the court entered an order continuing the trial date to October 25, 2023, on October 6, 2023, the court entered an order further continuing the trial date to April 24, 2024, and on March 3, 2024, based on an additional joint stipulation of the parties, the court entered an order continuing the trial date to October 23, 2024. On September 4, 2024, due to certain delays in discovery as a result of, among other things, plaintiff's counsel's health complications, the parties filed a joint stipulation to continue the trial and certain deadlines related thereto. On October 9, 2024, based on the parties' joint stipulation, the court entered an order continuing the trial date to April 30, 2025. On January 6, 2025, the Company filed a Motion for Summary Adjudication against plaintiff’s claims for promissory fraud, negligent misrepresentation, and common counts. On February 21, 2025, the parties filed a joint stipulation to continue the trial and certain deadlines related thereto and, on March 12, 2025, the court entered an order continuing the trial date to November 26, 2025. On October 22, 2025, pursuant to an additional joint stipulation to continue the trial and certain deadlines related thereto filed by the parties, the court entered an order continuing the trial date to May 13, 2026. On March 24, 2026, pursuant to an additional joint stipulation to continue the trial and certain deadlines related thereto filed by the parties, the court entered an order continuing the trial date to October 7, 2026. On March 26, 2026, the court granted in part the Company’s motion for summary judgment and dismissed certain of the plaintiff’s asserted claims related to promissory fraud, negligent misrepresentation, breach of employment agreement, and violations of the California Labor Code. On September 1, 2026, pursuant to an additional joint stipulation to continue the trial and certain deadlines related thereto filed by the parties, the court entered an order continuing the trial date to April 14, 2027.

The Company believes it has meritorious defenses to the claims alleged in this matter and is defending itself vigorously against such claims. However, at this stage, the Company is unable to predict the outcome and possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on the Company’s financial position. Depending on the outcome or resolution of this matter, it could have a material adverse effect on the Company’s business, prospects, and financial condition.

Armistice Complaint

On August 26, 2026, Armistice Capital Master Fund, Ltd. (“Armistice”) filed a lawsuit against the Company and certain of its stockholders in the United States District Court for the Southern District of New York, which was subsequently amended on September 29, 2026 . The complaint asserts that, by obtaining a waiver and consummating the 2026 Registered Direct Offering, the Company breached the Securities Purchase Agreement by and among the Company, Armistice, and the other investors party thereto. The complaint seeks unspecified damages, attorneys’ fees, expert fees, and other costs.

The Company believes it has meritorious defenses to Armistice’s claims and intends to vigorously defend itself against such claims. However, at this stage, the Company is unable to predict the outcome and possible loss or range of loss, if any, associated with its resolution or any potential effect the matter may have on the Company’s financial position. Depending on the outcome or resolution of this matter, it could have a material adverse effect on the Company’s business, prospects, and financial condition.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

9. Stockholders' Equity and Common Stock Warrants

Warrants

As of September 30, 2026, the Company had the following warrants outstanding to acquire shares of its common stock:

	Outstanding	Exercise price per share	Expiration dates
Historical Diffusion common stock warrants	43,618	$19.81	April 2028
Series A Warrants	2,532,285	$39.24	April 2027
Series B Warrants	3,360,377	$3.32	June 2031
Series C Warrants	3,360,377	$3.14	June 2027
Placement Agent Warrants	150,000	$5.00	June 2031
	9,446,657

May 2025 At-The-Market Offering

On May 12, 2025, the Company entered into the Sales Agreement with Leerink Partners LLC, as sales agent, pursuant to which the Company may offer and sell shares of common stock from time-to-time with an aggregate offering price of up to $50.0 million under an “at-the-market" offering program. During the nine months ended September 30, 2025, the Company sold 550,000 shares of common stock to an institutional investor in a block sale for gross proceeds of $4.7 million before deducting $0.1 million of issuance costs. There was no activity during the three months ended September 30, 2025. There was no activity related to the Sales Agreement during the three or nine months ended September 30, 2026.

2026 Private Placement

On June 9, 2026, the Company entered into the Securities Purchase Agreement with certain accredited investors for the private placement of an aggregate of 3,360,377 units at a purchase price of $3.14 per unit (or $3.139 per unit including a 2026 Pre-Funded Warrant in lieu of common stock). Each unit consisted of one share of common stock (or, in lieu thereof at the purchaser's election, one 2026 Pre-Funded Warrant) together with one Series B Warrant and one Series C Warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof). Aggregate gross proceeds from the 2026 Private Placement were approximately $10.5 million, before deducting approximately $1.1 million of offering fees and expenses.

The 2026 Private Placement was completed on June 11, 2026. Based on investors' elections, at closing, the Company issued an aggregate of 1,767,514 shares of common stock and an aggregate of 2026 Pre-Funded Warrants to purchase 1,592,863 shares of common stock. The Series B Warrants have an exercise price of $3.32 per share (or $3.319 per share if exercised for a pre-funded warrant), are immediately exercisable, and expire on June 11, 2031. The Series C Warrants have an exercise price of $3.14 per share (or $3.139 per share if exercised for a pre-funded warrant), are immediately exercisable, and expire on June 11, 2027. In July 2026, the 2026 Pre-Funded Warrants were exercised in full for cash, resulting in the issuance of 1,592,863 shares of common stock and aggregate proceeds to the Company of approximately $1,593.

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

2026 Registered Direct Offering

On June 18, 2026, the Company entered into a securities purchase agreement with certain investors in connection with a registered direct offering of 2,500,000 shares of common stock at a purchase price of $4.00 per share. Aggregate gross proceeds from the 2026 Registered Direct Offering were approximately $10.0 million, before deducting approximately $0.9 million of offering fees and expenses. In addition, as compensation, the Company issued warrants to purchase up to 150,000 shares of common stock (or pre-funded warrants above a beneficial ownership cap) to the placement agent in the 2026 Registered Direct Offering. The Placement Agent Warrants have an exercise price of $5.00 per share, are immediately exercisable, and expire on June 18, 2031. The Placement Agent Warrants are classified within stockholders' equity, and their issuance-date fair value of approximately $0.3 million, estimated using a Black-Scholes option-pricing model, was recorded as an additional cost of the offering through a charge to additional paid-in capital and an offsetting credit to additional paid-in capital, with no net effect on total stockholders' equity. The 2026 Registered Direct Offering was completed on June 22, 2026.

The net proceeds from the 2026 Registered Direct Offering were recorded within additional paid-in capital, with the common stock at its $0.001 par value. As the Placement Agent Warrants were issued to the placement agent as compensation for services rendered in connection with the 2026 Registered Direct Offering, they are accounted for under ASC 718 and therefore classified as a component of stockholders’ equity within additional paid-in capital. The warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) otherwise meet the equity classification criteria.

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

2018 Employee, Director and Consultant Equity Incentive Plan

On March 28, 2018, EIP adopted the 2018 Plan, which was assumed by the Company pursuant to and in accordance with the terms of the Merger Agreement. Under the 2018 Plan, the Company previously issued incentive stock options, non-qualified stock options, stock grants, and other stock-based awards to employees, directors, and consultants, as specified in the 2018 Plan and subject to applicable SEC and Nasdaq rules and regulations. The Board has the authority to determine to whom options or stock will be granted, the number of shares, the term, and the exercise price. Options granted under the 2018 Plan have a term of up to ten years and generally vest over a four-year period with 25% of the options vesting after one-year of service and the remainder vesting monthly thereafter. As of September 30, 2026, there were no shares available for issuance.

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

No such grants have been made during the three or nine months ended September 30, 2026.

2025 Equity Plan

On April 14, 2025, the Board approved the 2025 Equity Plan, and the 2025 Equity Plan was subsequently approved by the Company's stockholders at its 2025 Annual Meeting of Stockholders on June 23, 2025. On June 8, 2026, the Company's stockholders approved Amendment No. 1 to the 2025 Equity Plan, which increased the aggregate number of shares of common stock reserved for issuance under the 2025 Equity Plan by 2,000,000. As of September 30, 2026, there were 2,395,212 shares available for future issuance under the 2025 Equity Plan.

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$108,894	$133,169	$372,779	$378,030
General and administrative	198,551	158,548	646,137	771,869
Total stock-based compensation expense	$307,445	$291,717	$1,018,916	$1,149,899

The following table summarizes the activity related to all stock option grants for the nine months ended September 30, 2026:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance at December 31, 2025	992,701	$11.76	8.0
Granted	356,350	4.49
Exercised	(6,000)	2.30
Expired	(2,219)	184.41
Forfeited	(39,473)	6.23
Outstanding at September 30, 2026	1,301,359	9.69	7.1	—
Exercisable at September 30, 2026	840,508	12.14	6.1	—

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

At September 30, 2026, there was $1.6 million of unrecognized compensation expense that will be recognized over a weighted-average period of 1.8 years.

On April 14, 2025, the Board approved a separation agreement with the Company’s former Chief Operating Officer, pursuant to which the executive's employment with the Company concluded effective July 1, 2025. Based on the terms of his separation agreement, unvested shares under previously granted option awards will continue to vest on the schedule provided for in the applicable option award agreement through September 30, 2026. The Company accounted for the change in vesting terms of his unvested stock options as an improbable-to-probable modification of his stock options and recognized $0.1 million and $0.2 million of expense in relation to this modification during the three and nine months ended September 30, 2025, respectively. In addition, the exercise period for any shares under previously granted option awards vested as of April 14, 2025 was extended to September 30, 2026. The Company accounted for the change in exercise terms as probable-to-probable modification of his stock options and recognized $0.1 million of expense in relation to this modification during the nine months ended September 30, 2025. There was no expense recognized related to the modification during the three or nine months ended September 30, 2026.

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

The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies. To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval. The CODM assesses the financial performance for the Company's segment based on net loss. The CODM also uses internal budget versus forecasted expense and cash forecast models in making certain decisions. Such models are reviewed to assess the entity-wide/single-segment operating results and performance, including how long cash-on-hand is expected to be sufficient. The measure of segment assets is reported on the consolidated balance sheet as total assets. The segment measure of loss is reported on the condensed consolidated interim statement of operations and comprehensive loss as net loss.

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Grant revenue	$—	$322,569	$—	$3,997,784
Research and development expenses:
Dementia with Lewy bodies	234,368	1,680,922	1,403,728	5,866,430
Frontotemporal disorders (incl. nfvPPA)	460,118	313,438	1,423,969	846,664
Recovery after stroke	240,294	396,635	1,140,832	952,338
Other clinical* and nonclinical	739,149	485,586	2,208,816	1,505,726
Personnel costs, excluding stock-based compensation	948,397	1,767,086	2,800,235	4,060,722
Stock-based compensation	108,894	133,169	372,779	378,030
Other research and development expenses, including CMC**	947,297	1,263,606	3,785,349	2,376,955
Total research and development expenses	3,678,517	6,040,442	13,135,708	15,986,865
General and administrative expenses:
Personnel costs, excluding stock-based compensation	1,132,068	1,087,467	3,578,602	3,797,765
Stock-based compensation	198,551	158,548	646,137	771,869
Professional fees	742,675	711,307	2,504,542	2,053,984
Insurance, taxes and similar fees	217,035	258,032	652,639	917,616
Other general and administrative expenses, including IT, facilities, supplies and similar costs	136,104	110,972	376,397	433,043
Total general and administrative expenses	2,426,433	2,326,326	7,758,317	7,974,277
Other income (expense)	(970)	(1,227)	7	(11,618)
Interest income	210,489	318,787	462,773	1,095,899
Net loss	$(5,895,431)	$(7,726,639)	$(20,431,245)	$(18,879,077)

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

CervoMed Inc.
Notes To Unaudited Condensed Consolidated Interim Financial Statements

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

Financial Summary

As of September 30, 2026, we had cash, cash equivalents and marketable securities of approximately $19.6 million. To date, we have not had any products approved for sale and have not generated any revenue from product sales, and our ability to do so in the future will depend on the successful development and eventual commercialization of neflamapimod (or another product candidate that we could acquire or develop in the future). We do not expect to generate revenue from product sales until such time, if ever.

Our accumulated deficit as of September 30, 2026 was $118.1 million. We have never been profitable, and we will continue to require additional capital to develop neflamapimod and fund operations for the foreseeable future. We have historically incurred net losses in each year since inception. Our net loss was $20.4 million and $18.9 million in the nine months ended September 30, 2026 and 2025, respectively. Our net loss was $5.9 million and $7.7 million in the three months ended September 30, 2026 and 2025, respectively. While we anticipate that our operating expenses may decline in the last quarter of 2026 as compared to our recent historical operating expenses as the number of our ongoing clinical trials and CMC activities have declined, in the long-term we expect our expenses will increase in connection with our activities, as we:

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

Based on our current operating plan, we do not believe our existing cash, cash equivalents and marketable securities on hand as of September 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report. The unaudited condensed consolidated interim financial statements appearing elsewhere in this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and we do not expect to do so in the near future. In January 2023, we were awarded our $21.0 million NIA Grant and, in August 2024, we were awarded an additional $0.3 million under our NIA Grant. Funding from the NIA Grant was to be received in three annual installments and recognized as grant revenue as the qualifying expenses related thereto are incurred. There was no revenue recognized from the NIA Grant for the three and nine months ended September 30, 2026. The total revenue recognized from the NIA Grant was $0.3 million and $4.0 million for the three and nine months ended September 30, 2025, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Grant revenue	$—	$322,569	$(322,569)	(100)%
Operating expenses:
Research and development	3,678,517	6,040,442	(2,361,925)	(39)%
General and administrative	2,426,433	2,326,326	100,107	4%
Total operating expenses	6,104,950	8,366,768	(2,261,818)	(27)%
Loss from operations	(6,104,950)	(8,044,199)	1,939,249	(24)%
Other income (expense):
Other expense	(970)	(1,227)	257	(21)%
Interest income	210,489	318,787	(108,298)	(34)%
Total other income, net	209,519	317,560	(108,041)	(34)%
Net loss	$(5,895,431)	$(7,726,639)	$1,831,208	(24)%

*(a) Not meaningful

Net Loss

Our net loss was $5.9 million for the three months ended September 30, 2026, compared to $7.7 million in the prior year period. The aggregate decrease of $1.8 million was primarily due to a $2.3 million decrease in total operating expenses, partially offset by a $0.3 million decrease in grant revenue, in each case, as further described below.

Grant Revenue

There was no revenue recognized from the NIA Grant for the three months ended September 30, 2026. The total revenue recognized from the NIA Grant was $0.3 million for the three months ended September 30, 2025. The decrease of $0.3 million is due to the completion of the RewinD-LB Trial in mid-2025 and, accordingly, there currently being no further funding available or expected under the NIA Grant.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Dementia with Lewy bodies	$234,368	$1,680,922	$(1,446,554)	(86)%
Frontotemporal disorders (incl. nfvPPA)	460,118	313,438	146,680	47%
Recovery after stroke	240,294	396,635	(156,341)	(39)%
Other clinical* and nonclinical	739,149	485,586	253,563	52%
Personnel costs, excluding stock-based compensation	948,397	1,767,086	(818,689)	(46)%
Stock-based compensation	108,894	133,169	(24,275)	(18)%
Other research and development expenses, including CMC**	947,297	1,263,606	(316,309)	(25)%
Total research and development expenses	$3,678,517	$6,040,442	$(2,361,925)	(39)%

* Includes early-stage clinical studies that are not indication-specific and related costs.

** - Includes, among other things, CMC-related costs, shipping, packaging and storage costs, certain consulting costs, and other miscellaneous research development expenses.

Research and development expenses were $3.7 million for the three months ended September 30, 2026, compared to $6.0 million for the three months ended September 30, 2025. The aggregate $2.4 million decrease in research and development expenses was primarily due to a $1.4 million decrease in costs related to our completed RewinD-LB Trial, a $0.8 million decrease in personnel costs, a $0.3 million decrease in other research and development costs, and a $0.2 million decrease in costs related to our ongoing Restore Trial in recovery after stroke. These decreases were partially offset by an increase of $0.3 million in other clinical and nonclinical costs and $0.1 million increase in costs related to our ongoing Phase 2a clinical trial in nfvPPA.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Personnel costs, excluding stock-based compensation	$1,132,068	$1,087,467	$44,601	4%
Stock-based compensation	198,551	158,548	40,003	25%
Professional fees	742,675	711,307	31,368	4%
Insurance, taxes and similar fees	217,035	258,032	(40,997)	(16)%
Other general and administrative expenses, including IT, facilities, supplies and similar costs	136,104	110,972	25,132	23%
Total general and administrative expenses	$2,426,433	$2,326,326	$100,107	4%

General and administrative expenses were $2.4 million for the three months ended September 30, 2026, compared to $2.3 million for the three months ended September 30, 2025. The aggregate increase of $0.1 million was primarily due to increases in personnel costs, stock-based compensation expense, and professional fees (driven by added legal expenses for patent work, other corporate legal expenses, and consulting expenses), partially offset by a decrease in insurance, taxes and similar fees, each of which was less than $50,000.

Other Expense

There was a de minimis amount of other expenses for the three months ended September 30, 2026 and 2025.

Interest income

Interest income was $0.2 million for the three months ended September 30, 2026, compared to $0.3 million for the three months ended September 30, 2025. The decrease of $0.1 million was primarily due to a change in returns on investments driven by a lower investment balance due to cash used for operations.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Grant revenue	$—	$3,997,784	$(3,997,784)	(100)%
Operating expenses:
Research and development	13,135,708	15,986,865	(2,851,157)	(18)%
General and administrative	7,758,317	7,974,277	(215,960)	(3)%
Total operating expenses	20,894,025	23,961,142	(3,067,117)	(13)%
Loss from operations	(20,894,025)	(19,963,358)	(930,667)	5%
Other income (expense):
Other expense	7	(11,618)	11,625	(a)
Interest income	462,773	1,095,899	(633,126)	(58)%
Total other income, net	462,780	1,084,281	(621,501)	(57)%
Net loss	$(20,431,245)	$(18,879,077)	$(1,552,168)	8%

*(a) Not meaningful

Net Loss

Our net loss was $20.4 million for the nine months ended September 30, 2026, compared to $18.9 million in the prior year period. The aggregate increase of $1.6 million was primarily due to a $4.0 million decrease in grant revenue and a $0.6 million decrease in interest income, partially offset by a $3.1 million decrease in total operating expenses, in each case, as further described below.

Grant Revenue

There was no revenue recognized from the NIA Grant for the nine months ended September 30, 2026. The total revenue recognized from the NIA Grant was $4.0 million for the nine months ended September 30, 2025. The decrease of $4.0 million is due to the completion of the RewinD-LB Trial in mid-2025 and, accordingly, there currently being no further funding available or expected under the NIA Grant.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Dementia with Lewy bodies	$1,403,728	$5,866,430	$(4,462,702)	(76)%
Frontotemporal disorders (incl. nfvPPA)	1,423,969	846,664	577,305	68%
Recovery after stroke	1,140,832	952,338	188,494	20%
Other clinical* and nonclinical	2,208,816	1,505,726	703,090	47%
Personnel costs, excluding stock-based compensation	2,800,235	4,060,722	(1,260,487)	(31)%
Stock-based compensation	372,779	378,030	(5,251)	(1)%
Other research and development expenses, including CMC**	3,785,349	2,376,955	1,408,394	59%
Total research and development expenses	$13,135,708	$15,986,865	$(2,851,157)	(18)%

* Includes early-stage clinical studies that are not indication-specific and related costs.

** - Includes, among other things, CMC-related costs, shipping, packaging and storage costs, certain consulting costs, and other miscellaneous research development expenses.

Research and development expenses were $13.1 million for the nine months ended September 30, 2026, compared to $16.0 million for the nine months ended September 30, 2025. The aggregate $2.9 million decrease in research and development expenses was primarily due to a $4.5 million decrease in costs related to our completed RewinD-LB Trial and a $1.3 million decrease in personnel costs. This decrease was partially offset by a $1.4 million increase in other research and development costs and $0.7 million increase in other clinical and nonclinical costs driven, in each case, by increased CMC and other activities to develop and evaluate a stable crystal form of neflamapimod and new, controlled manufacturing process, and by increases of $0.6 million and $0.2 million in costs related to nfvPPA and RAS, respectively, related to our ongoing trial in each indication progressing following the commencement of enrollment in the second half of 2025.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Personnel costs, excluding stock-based compensation	$3,578,602	$3,797,765	$(219,163)	(6)%
Stock-based compensation	646,137	771,869	(125,732)	(16)%
Professional fees	2,504,542	2,053,984	450,558	22%
Insurance, taxes and similar fees	652,639	917,616	(264,977)	(29)%
Other general and administrative expenses, including IT, facilities, supplies and similar costs	376,397	433,043	(56,646)	(13)%
Total general and administrative expenses	$7,758,317	$7,974,277	$(215,960)	(3)%

General and administrative expenses were $7.8 million for the nine months ended September 30, 2026, compared to $8.0 million for the nine months ended September 30, 2025. The aggregate decrease of $0.2 million was primarily due to a $0.3 million decrease in insurance, taxes, and similar fees, a $0.2 million decrease in personnel costs primarily driven by lower headcount in the current year period and severance costs in the prior year period and a $0.1 million decrease in stock-based compensation, partially offset by a $0.5 million increase in professional fees driven by legal expenses for patent work, other corporate legal expenses, and consulting expenses.

Other Expense

There was a de minimis amount of other expenses for the nine months ended September 30, 2026 and 2025.

Interest income

Interest income was $0.5 million for the nine months ended September 30, 2026, compared to $1.1 million for the nine months ended September 30, 2025. The decrease of $0.6 million was primarily due to a change in returns on investments driven by a lower investment balance due to cash used for operations, as the proceeds from the 2026 Private Placement and 2026 Registered Direct Offering were not received until late in the second quarter.

Liquidity and Capital Resources

Capital Requirements

From the date of our inception through September 30, 2026, our operations have primarily been financed through the issuance of common stock, convertible preferred stock and convertible debt financings. As of September 30, 2026, we had approximately $19.6 million of cash, cash equivalents and marketable securities. We have not generated positive cash flows from operations and as of September 30, 2026, we had an accumulated deficit of approximately $118.1 million. In January 2023, we were awarded a $21.0 million grant from the NIA to support the RewinD-LB Trial, which was expected to be received over a three-year period. In August 2024, we were awarded an additional $0.3 million from the NIA. As of September 30, 2026, aggregate cash funding of $20.9 million had been received from the NIA Grant. There is no further funding available under this grant and no receivable balance remaining as of September 30, 2026. During the nine months ended September 30, 2026, we forfeited $0.2 million previously awarded under the NIA Grant due to underbilling on an agreement with a clinical trial site. During the year ended December 31, 2025, we received access to 98% of the year 3 funding provided for in the NIA Grant, due to then-current NIA policy. In January 2026, we were informed that we would not receive the final 2% of year 3 grant funding, or approximately $0.2 million, that remained unavailable as of December 31, 2025, as a result of agency-wide reductions in NIA funding.

On May 12, 2025, we entered into the Sales Agreement with Leerink Partners, LLC, as sales agent, pursuant to which we may offer and sell shares of common stock from time-to-time with an aggregate offering price of up to $50.0 million under an “at-the-market" offering program. During the nine months ended September 30, 2025, we sold 550,000 shares of common stock to an institutional investor in a block sale for gross proceeds of $4.7 million, before deducting $0.1 million of issuance costs. There was no activity related to the Sales Agreement in the three months ended September 30, 2025. There was no activity related to the Sales Agreement in the three and nine months ended September 30, 2026.

On June 11, 2026, we completed the 2026 Private Placement in connection with which certain accredited investors purchased an aggregate of 3,360,377 units at a purchase price of $3.14 per unit (or $3.139 per unit including a 2026 Pre-Funded Warrant), for aggregate gross proceeds of approximately $10.5 million. Each unit consisted of one share of common stock (or, at the purchaser's election, one 2026 Pre-Funded Warrant) together with one Series B Warrant and one Series C Warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof).

On June 22, 2026, we completed the 2026 Registered Direct Offering in connection with which certain investors purchased an aggregate of 2,500,000 shares of common stock at a purchase price of $4.00 per share, for aggregate gross proceeds of approximately $10.0 million. In addition, as compensation, we issued the Placement Agent Warrants to purchase up to 150,000 shares of common stock (or pre-funded warrants above a beneficial ownership cap) to the placement agent in the 2026 Registered Direct Offering. The Placement Agent Warrants have an exercise price of $5.00 per share, are immediately exercisable, and expire on June 18, 2031.

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Any product candidates we may develop may never achieve commercialization, and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In addition, we expect to incur costs associated with operating as a public company. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, costs related to clinical research, manufacturing and development services; compensation and related expenses; costs relating to our office lease (and, potentially in the future, the build-out of our headquarters, other offices, and laboratories); license payments or milestone obligations that may arise; laboratory expenses and costs for related supplies; manufacturing costs; legal and other regulatory expenses and general overhead costs.

Based on our current operating plan, we do not believe our existing cash, cash equivalents, and marketable securities on hand as of September 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the unaudited condensed consolidated interim financial statements included in this Quarterly Report. Accordingly, substantial doubt exists about our ability to continue as a going concern within one year after the date the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report are issued. The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings, royalty arrangements, or other dilutive or non-dilutive capital sources, including potential collaborations, licenses and/or other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through a debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs, including our development or commercialization activities for neflamapimod. We might also be required to seek funds through arrangements with third parties that require us to relinquish certain of our rights to neflamapimod or otherwise agree to terms unfavorable to us.

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

Cash Flows

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(20,011,389)	$(16,874,264)
Net cash provided by (used in) investing activities	(733,318)	12,723,481
Net cash provided by financing activities	18,569,042	4,588,687
Net increase (decrease) in cash and cash equivalents	$(2,175,665)	$437,904

Operating Activities

For the nine months ended September 30, 2026, cash used in operating activities was $20.0 million. The net cash outflow from operations primarily resulted from net loss of $20.4 million, accretion of discount on marketable securities of $0.2 million, and changes in operating assets and liabilities of $0.4 million, partially offset by a non-cash expense of $1.0 million for stock-based compensation.

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

Investing Activities

For the nine months ended September 30, 2026, cash used in investing activities was $0.7 million due to the purchase of marketable securities, partially offset by the maturities of marketable securities.

For the nine months ended September 30, 2025, cash provided by investing activities was $12.7 million due to the maturities of marketable securities, offset by the purchase of marketable securities.

Financing Activities

For the nine months ended September 30, 2026, cash provided by financing activities was $18.6 million primarily due to proceeds from the 2026 Private Placement and the 2026 Registered Direct Offering, net of offering costs.

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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

Recently Issued Accounting Pronouncements

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2026.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 8, Commitments and Contingencies in the notes accompanying the unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to our risk factors previously disclosed in our Annual Report other than noted below.

We are a defendant in litigation brought by one of our investors. While we believe we have meritorious defenses to the investors’ claims and intend to vigorously defend the Company against such claims, the outcome of litigation is inherently uncertain and the outcome of this matter could adversely affect our financial condition, our ability to raise capital and our business.

On August 26, 2026, Armistice filed a lawsuit against the Company and certain of its stockholders in the United States District Court for the Southern District of New York, which was subsequently amended on September 29, 2026. The complaint asserts that, by obtaining a waiver and consummating the 2026 Registered Direct Offering, the Company breached the Securities Purchase Agreement entered into with Armistice and certain other investors. The complaint seeks unspecified damages, attorneys’ fees, expert fees, and other costs.

While we believe we have meritorious defenses to Armistice’s claims and intend to vigorously defend against them, litigation is inherently uncertain, and we cannot predict its outcome or possible loss or range of loss, if any, associated with its resolution. Defending this action has caused us, and is expected to continue to cause us, to incur significant legal and other expenses. Those expenses could be material whether or not we prevail and may not be covered, in whole or in part, by insurance. If Armistice prevails, we may also be required to pay its attorneys’ fees and costs under the terms of the Securities Purchase Agreement. We may also be obligated to indemnify and advance expenses to certain of the individual defendants under our charter, bylaws and indemnification agreements. The litigation may also divert our management and Board from our clinical development programs and other operations.

An adverse judgment, or a settlement on unfavorable terms, could require us to make substantial payments or to issue additional securities, which could dilute our stockholders. Our cash resources are limited and management has concluded that substantial doubt exists about our ability to continue as a going concern. As a result, any such payment, and the continuing cost of defense, could materially reduce the funds available for our operations and could require us to delay, reduce, or discontinue one or more of clinical development programs. In addition, the pendency of this litigation, and any similar claims by investors in our financings, could make it more difficult for us to raise additional capital on acceptable terms, or at all. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Description	Method of Filing
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)	Furnished herewith.
101.INS	Inline XBRL Instance Document	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CervoMed Inc.

Date: November 6, 2026	By:	/s/ John Alam
John Alam
President and Chief Executive
Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ William Elder
William Elder
Chief Financial Officer and
and General Counsel

(Principal Financial Officer)